Form 10-Q
period 1996-06-30
METEOR INDUSTRIES INC
filed 1996-08-12
CIK 912875

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                     Commission File Number: 0-27968

                         METEOR INDUSTRIES, INC.
           (Exact Name of Issuer as Specified in its Charter)

           COLORADO                                   84-1236619
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                     216 SIXTEENTH STREET, SUITE 730
                         DENVER, COLORADO  80202
                 (Address of Principal Executive Offices)

                             (303) 572-1137
                    (Registrant's Telephone Number,
                          Including Area Code)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X         No___

There were 3,294,903 shares of the Registrant's $.001 par value common stock outstanding as of June 30, 1996.

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                           June 30, 1996    December 31,
                                            (Unaudited)         1995
CURRENT ASSETS

  Cash and cash equivalents                $   705,137      $    95,150
  Restricted Cash                              317,338          541,964
  Accounts receivable-trade, net
   of allowance                              5,085,821        4,232,071
  Notes receivable                             180,953          156,962
  Inventory                                  1,370,624        1,332,642
  Deferred tax asset                           140,614          149,824
  Other current assets                         134,354          151,103

      Total current assets                   7,934,841        6,659,716

Property, plant and equipment, net           8,816,211        8,568,392

Other assets
 Notes receivable, related party             2,236,023        2,202,210
 Investments in closely held businesses      1,038,758          759,141
 Other assets                                  745,696          661,737

      Total other assets                     4,020,477        3,623,088

          TOTAL ASSETS                     $20,771,529      $18,851,196

The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET

                               (Continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30, 1996    December 31,
                                            (Unaudited)        1995

CURRENT LIABILITIES

  Accounts payable, trade                  $ 3,758,869      $ 2,870,045
  Bank overdraft                                    --           71,657
  Current portion, long-term debt              576,823          561,048
  Accrued expenses                             168,296          196,909
  Taxes payable                                887,207          898,102
  Revolving credit facility                  2,032,532        2,275,512

     Total current liabilities               7,423,727        6,873,273

Long-term debt                               2,504,485        2,194,773

Deferred tax liability                       1,686,126        1,893,579

Minority interest in subsidiary              3,901,030        3,615,398

     Total liabilities                      15,515,368       14,577,023

SHAREHOLDERS' EQUITY

  Common stock, $.001 par value;
   authorized 10,000,000 shares,
   3,294,903 shares issued and
   outstanding                                   3,295            3,025
  Paid-in capital                            3,331,688        2,640,063
  Retained earnings                          1,921,178        1,631,085

     Total shareholders' equity              5,256,161        4,274,173

         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY                  $20,771,529      $18,851,196

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 1996 and 1995
                               (UNAUDITED)

                                                              Pro Forma
                                     June 30,     June 30,     June 30,
                                       1996         1995         1995

  Net sales                        $15,993,019  $   268,856  $14,737,222
  Cost of sales                     13,430,437           --   12,493,711

     Gross profit                    2,562,582      268,856    2,243,511

 Selling, general and adminis-
  trative expenses                   2,037,756      224,606    2,278,795
 Depreciation                          212,489       15,000      172,189

     Total expenses                  2,250,245      239,606    2,450,984

Income (loss) from operations          312,337       29,250     (207,473)

Other income and (expenses)
  Interest income                         132,213           --       73,962
  Interest expense                    (122,253)          --     (138,277)
  Gain (loss) on sale of assets             --           --      138,702

     Total other income                  9,960           --       74,387

Income (loss) before income taxes
 and minority interest                 322,297       29,250     (133,086)

Provision for income taxes             110,176           --      (45,453)

Income (loss) from continuing oper-
 ations before minority interest       212,121       29,250      (87,633)

Minority interest                       95,316           --       95,316

Income (loss) from continuing
 operations                            116,805       29,250     (182,949)

Discontinued operations:
 Income from discontinued
   operations                               --      154,315           --

     Net income (loss)              $  116,805  $   183,565   $ (182,949)

Income (loss) per common share
 from continuing operations         $      .04  $       .01   $     (.10)

Net income per common share         $      .04  $       .10   $     (.10)

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 1996 and 1995
                              (UNAUDITED)

                                                             Pro Forma
                                     June 30,     June 30,    June 30,
                                       1996         1995        1995

  Net sales                        $29,378,558   $433,889   $29,016,060
  Cost of sales                     24,260,360         --    24,152,214

     Gross profit                    5,118,198    433,889     4,863,846

 Selling, general and adminis-
  trative expenses                   3,998,806    481,763     4,815,685
 Depreciation                          433,578     15,000       320,101

     Total expenses                  4,432,384    496,763     5,135,786

Income (loss) from operations          685,814    (62,874)     (271,940)

Other income and (expenses)
  Interest income                      186,914         --       144,271
  Interest expense                    (249,953)        --      (282,604)
  Gain (loss) on sale of assets         31,105         --       276,095

     Total other income                (31,934)        --       137,762

Income (loss) before income taxes
 and minority interest                 653,880    (62,874)     (134,178)

Provision for income taxes             173,155         --       (47,920)

Income (loss) from continuing oper-
 ations before minority interest       480,725    (62,874)      (86,258)

Minority interest                      190,632         --       190,632

Income (loss) from continuing
 operations                            290,093    (62,874)     (276,890)

Discontinued operations:
 Income from discontinued operations        --    232,986            --

     Net income (loss)              $  290,093   $170,112   $  (276,890)

Income (loss) per common share
 from continuing operations         $      .09   $   (.03)  $      (.15)


Net income per common share         $      .09   $    .09   $      (.15)

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Six Months Ended June 30, 1996 and 1995
                               (UNAUDITED)

                                                  June 30,       June 30,
                                                    1996           1995

Cash flows from operating activities
 Net income (loss)                               $ 290,093      $ 170,112
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                   433,578         15,000
   Gain (loss) on disposal of property
    & equipment                                    (31,105)            --
   Deferred income taxes                          (198,243)            --
   Minority interest                               190,632             --
   Changes in assets and liabilities, net of
    effects from reverse acquisition
   (Increase) decrease in accounts receivable     (853,750)       (20,664)
   (Increase) in inventories                       (37,982)            --
   (Increase) decrease in other current assets      16,749            776
   Increase in accounts payable                    888,818         55,269
   Increase (decrease) in accrued liabilities      (28,613)            --
   Increase (decrease) in  taxes payable           (10,895)            --
   (Increase) in other assets                      (83,959)            --
   Discontinued operations                              --       (232,986)

Net cash provided by operating activities          575,323        (12,493)

Cash flows from investing activities
   Purchases of property, equipment and
    investment                                    (834,909)        (2,666)

Net cash used by investing activities             (834,909)        (2,666)

Cash flows from financing activities
  Payments on revolving credit facilities         (242,980)            --
  Decrease in bank overdraft                       (71,657)            --
  Note receivable payments                         (57,804)            --
  Payments on long-term debt                      (197,768)            --
  Borrowings                                       523,255             --
  Restricted cash                                  224,626             --
  Sale of Stock                                    691,901             --

Net cash provided by financing activities          869,573             --

Net increase in cash and equivalents               609,987        (15,159)

Cash and equivalents, beginning of period           95,150          1,277

Cash and equivalents, end of period             $  705,137       $(13,882)


The accompanying notes are an integral part of the financial statements.

                     METEOR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1996

NOTE 1 -- BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc. ("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Graves Oil & Butane Co., Inc. ("Graves"), which was acquired effective September 1, 1993, is a distributor of petroleum products primarily in northern New Mexico, Colorado, Arizona and Utah. Graves also operates gasoline and convenience stores in northern New Mexico and Colorado. El Boracho, Inc., which was acquired September 1, 1993, holds a liquor license for use by an Albuquerque, New Mexico convenience store. Hillger Oil Company ("Hillger"), which was acquired effective April 1, 1995, is a distributor of petroleum products primarily in southern New Mexico. In addition, Hillger operates gasoline and convenience stores in southern New Mexico. Capco Resources, Inc. ("CRI"), is a holding Company which owns an equity in Saba Power Company Ltd. ("Saba Power") which is involved in developing a power project in Pakistan, and Capco Analytical Services, Inc. ("CAS") which is involved in providing environmental consulting and laboratory analysis in California, both were acquired in November 1995. The acquisition of CRI was accounted for as a reverse acquisition with CRI treated as the acquirer. The historical accounts of CRI are reflected in the financial statements for the previous year.

 The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries, Graves, (including its wholly owned subsidiary, El Boracho, Inc.) Hillger, CRI and CAS. All significant intercompany transactions and balances have been eliminated in consolidation.

 The pro forma consolidated statements of operation for the three and six months ended June 30, 1995, combines the consolidated operations of Meteor, the operations of Hillger and the operations of CRI and CAS.

 These financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1995, filed with the Company's Form 10.

 Earnings per common and common equivalent share are computed by dividing the net income by the weighted average number of common shares. The number of shares used in the earnings per share computation for the three months ended June 30, 1996, is 3,114,903; for the six months ended June 30, 1996, is 3,069,903; and for the three and six months and the pro forma periods ended June 30, 1995 is 1,745,000. The number of shares reflects Meteor's share activity during 1996 and CRI's equivalent share activity during 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR METEOR INDUSTRIES, INC.

LIQUIDITY AND CAPITAL RESOURCES

 Effective November 2, 1995, Meteor acquired CRI. The acquisition was treated as a reverse acquisition of Meteor by CRI. Accordingly, the historical accounts of CRI are reflected in the financial statements, so comparisons with prior year are not very meaningful.

 Net cash provided by operating activities totaled $575,000 for the six months ended June 30, 1996 compared to a use of funds of $12,000 for the six months ended June 30, 1995. The increase in cash provided is primarily related to increases in net income and accounts payable.

As of June 30, 1996, the Company had working capital of $511,000 compared to a working capital deficit of $214,000 at December 31, 1995. The increase in the working capital is due primarily to sale of stock of yielding net proceeds of $692,000.

Net cash used by investing activities totaled $835,000 for the six months ended June 30, 1996, compared to a use of $3,000 for the six months ended June 30, 1995. The increase is for property, equipment purchases and investments in 1996.

 Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to continue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions.

 Net cash provided by financing activities totaled $870,000 for the six months ended June 30, 1996 compared to a use of $0 for the six months ended June 30, 1995. The provision is primarily related to sale of stock and borrowings related to property purchases.

The Company has two revolving bank credit facilities with Norwest Business Credit, Inc. - one for $3,000,000 and one for $1,500,000. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined and on June 30, 1996, $1,901,000 and $132,000 were borrowed against the facilities. The Company has been in default on timely filing of information with the lender. Rather than change the due dates of various reports, the lender has given written waivers of this requirement in the past and has indicated they will probably continue to waive it in the future whenever the Company might be late in filing such information. The Company has filed such information in a timely manner during the past several months, but because of very short time requirements the Company may not be able to file timely in the future.

The Company has a term loan with a New Mexico bank which is due in January, 1998 and a term loan with Norwest Business Credit, Inc which is due in June, 1998. The balances at June 30, 1996, were $312,000 and $291,000, respectively. The loans are collateralized by real estate and buildings and equipment and require approximately $29,000 per month in payments.

The Company owns 50% of a limited liability company which in June, 1996, acquired a convenience store for $610,000 using financing from Phillips 66 for $523,000. The Company is a co-signer on this loan which has a term of 10 years.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $3,543,500 plus accrued dividends at the holders request any time after September 15, 2000 unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as a minority interest on the balance sheet and recorded at its discounted value.

 The Company owes the founder of one of its subsidiaries $1,868,000 payable in semi-annual installments of $200,000 which includes principal and interest calculated at 2 percentage points in excess of Citibank's prime rate. All previously unpaid principal and interest is due October 1, 1997. It is anticipated that $435,000 will be offset by payments on notes receivable from the founder also due October 1, 1997.

 The Company is obligated to pay lease costs of approximately $61,000 monthly for land, building, facilities, and equipment.

 In order to pay its obligations, the interest on such obligations and other expenses, the Company must generate cash flows from operations which exceeds that which has been achieved in the past. In addition, even if historical cash flow is exceeded throughout the terms of its obligations, the Company will probably be required to raise capital or refinance its existing debt in order to pay its obligations as they become due.

 In June 1996, the Company reaffirmed a Letter of Intent with an underwriter concerning a proposed second public offering of the Company's Common Stock. Under the terms of the Letter of Intent, the proposed offering would be for at least $2 million on a "firm commitment" basis. Such offering is expected to occur during the third quarter of 1996, subject to a number of contingencies including a registration statement to be filed with the Securities and Exchange Commission becoming effective.

 The Company utilizes underground tanks at various locations to store petroleum products and is therefore subject to various federal and state statutes concerning environmental protection, as well as the New Mexico Ground Water Protection Act. The various federal and state statutes are designed to identify environmental damage, identify hazardous material and/or operations, regulate operations engaged in hazardous activities, and establish procedures for remedial action as necessary.

      The state of New Mexico has recognized the potential cleanup costs result-ing from regulations, and the New Mexico Ground Water Protection Act has in-cluded the establishment of a corrective action fund. The purpose of the fund is to provide monetary assistance in both assessing site damage and correcting the damage where such costs are in excess of $10,000. Assistance is not available to repair or replace underground tanks or equipment.  The law specifies requirements which must have been met for an applicant to be eligible, including a provision that payments will be made in accordance with regulations (which have not yet been issued), and states that payment from the
corrective action fund are limited to amounts in that fund.   The Company is
responsible for any contamination of land it owns or leases; however, the Company's responsibilities may be limited as a result of possible claims for reimbursement from third parties.

The Company maintains detailed inventory records and performs tank and line tightness tests on a regular basis on all underground storage tanks. Management has assessed the environmental contingencies and does not anticipate any potential liabilities that will have a material adverse effect on the consolidated financial position, results of operation, or liquidating of the Company.

The Pakistan power project will not provide any significant cash flow to the Company for approximately three to four years. In August 1996, CRI negotiated an amendment to the Project Development and Shareholder's Agreement. This agreement allows CRI to make approximately a $1,700,000 equity investment in the Pakistan power project in exchange for approximately an 8% interest in Saba Power. In addition, CRI will have an option (the "Project Option") to increase its interest in Saba Power by an additional 9.93% for 750 days. If the Company chooses to fully exercise such Project Option, it will have to invest approximately $4,400,000 plus "interest" accruing at 14% per annum during the period in which the Project Option remains unexercised. CRI can take advantage of this Project Option to a lesser degree by making a proportionately smaller equity investment.

In August 1996, CRI entered into an agreement with Saba Petroleum Company ("Saba") whereby Saba, a related party, is participating with CRI in the Pakistan power project. Saba has agreed to invest $500,000 for a 2.3% interest in Saba Power. Saba has no interest in the Project Option. As a result of the above described agreements CRI will invest approximately $1,200,000 for a 5.7% interest in Saba Power and CRI has retained its Project Option to increase its interest up to approximately 15.6%. As of June 30, 1996, CRI had invested approximately $302,000.

 Meteor will provide CRI the necessary funds for the remainder of the Saba Power equity commitment from the proceeds of a private placement of Meteor's Common Stock completed in June 1996 and expects the partial collection ($500,000) on its note receivable from Saba Petroleum Company. CRI has a commitment outstanding for $75,000 as a finders fee to an unaffiliated party due upon completion of the project of which one half is to be reimbursed by one of the other shareholders of Saba Power.

On July 14, 1996, the Government of Pakistan gave notice to Saba Power that Saba Power was in default of certain provisions in the Implementation Agreement which required construction of the power project to start by July 3, 1996. The Implementation Agreement and the notice states that Saba Power has 90 days from the date of the notice to cure such default.

In early August 1996, Saba Power and the shareholders thereof completed the final negotiations with the project's construction lender. When certain consents are obtained from the Government of Pakistan, which consents relate to the construction loan documents, construction activities will commence and the default would then be cured. It is anticipated that such consents will be obtained and construction will begin by the end of August 1996, well before the end of the 90 day period provided in the notice of default.

 RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO JUNE 30, 1995

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

 The following table sets forth, for the three month period ended June 30, 1996 and 1995 certain items of the Company's Consolidated Statements of Operations.

                                        Percentage of Sales
                                   1996         1995         1995
                                                         (Pro Forma)

     Net Sales                    100.0%       100.0%       100.0%
     Cost of Sales                 84.0%          --%        84.7%
     Gross Profit                  16.0%       100.0%        15.3%
     Selling, General &
      Administrative Expenses      12.7%        83.5%        15.5%
     Depreciation Expense           1.3%         5.6%         1.2%
     Other Income and Expenses       --%          --%          .5%
     Income Taxes (Benefit)          .7%          --%        (.3)%
     Minority Interest               .6%          --%          .6%
     Net Income (loss) from
       continuing operations         .7%        10.9%       (1.2)%
_______________

 The pro forma operations for the quarter ended June 30, 1995 combines the operations of Meteor for the quarter ended May 31, 1995, the operations of Hillger for the month ended March 31, 1995, and the operations of CRI and CAS for the three months ended June 30, 1995.

 The Company's sales for the three months ended June 30, 1996, were $15,993,000 compared to $269,000 for the comparable period ending June 30, 1995 and $14,737,000 on a pro forma basis. The increase in revenue on a pro forma basis is due to an increase in sales at Graves of $651,000, an increase at Hillger of $436,000, an increase of $58,000 at CAS and an increase at Meteor of $111,000. The increase in revenues is due to increases in volumes and prices. Sales are expected to be relatively constant throughout the remainder of the year.

The Company's cost of sales for the three months ended June 30, 1996, were $13,430,000 compared to $0 for the comparable period ended June 30, 1995, and $12,494,000 on a pro forma basis. The increase in costs of sales on a pro forma basis is due to an increase in sales as discussed above.

 The Company's gross profit for the three months ended June 30, 1996, was $2,563,000 compared to $269,000 for the comparable period ended June 30, 1995 and $2,243,000 on a pro forma basis. The increase is primarily related to higher sales and increased margins for gasoline at the retail level. Retail gasoline margins are dictated by competition in a given area and the Company has no control over such margins.

 The Company's selling, general and administrative expenses were $2,038,000 for the three months ended June 30, 1996, compared to $225,000 for the three months ended June 30, 1995 and $2,279,000 on a pro forma basis. The reduction in expenses on a pro forma basis is related to combining the operations of Hillger and Graves and realizing the benefits of overhead reduction and reduction of certain operating costs.

The Company's depreciation for the three months ended June 30, 1996, was $212,000 compared to $15,000 for the comparable period ended June 30, 1995 and $172,000 on a pro forma basis. The increase in depreciation expense is due primarily to the step up in basis of property due to the reverse acquisition.

The Company's other income for the three months ended June 30, 1996 was $10,000 compared to $0 for the comparable period ended June 30, 1995 and $74,000 on a pro forma basis. The reasons for the decrease on a pro forma basis are primarily related to an increase in interest income of $58,000 related to the notes receivable, a reduction in interest expense of $16,000 due to a reduction in long term debt, and a decrease of $138,000 due to no sales of assets this quarter.

The Company's income from continuing operations for the three months ended June 30, 1996 was $117,000 compared to income from continuing operations of $29,000 in the prior year and a loss of $183,000 on a pro forma basis.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 TO JUNE 30, 1995

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

 The following table sets forth, for the six month period ended June 30, 1996 and 1995 certain items of the Company's Consolidated Statements of Operations.

                                         Percentage of Sales
                                   1996         1995         1995
                                                          (Pro Forma)
     Net Sales                    100.0%       100.0%       100.0%
     Cost of Sales                 82.6%          --%        83.2%
     Gross Profit                  17.4%       100.0%        16.8%
     Selling, General &
      Administrative Expenses      13.6%       111.0%        16.6%
     Depreciation Expense           1.5%         3.5%         1.1%
     Other Income and Expenses     (.1)%          --%          .5%
     Income Taxes (Benefit)          .6%          --%        (.2)%
     Minority Interest               .6%          --%          .7%
     Net Income (loss) from
       continuing operations        1.0%      (14.5)%        (.9)%
_______________

 The pro forma operations for the six months ended June 30, 1995 combines the operations of Meteor for the six months ended May 31, 1995, the operations of Hillger for the three months ended March 31, 1995, and the operations of CRI and CAS for the six months ended June 30, 1995.

 The Company's sales for the six months ended June 30, 1996, were $29,379,000 compared to $434,000 for the comparable period ending June 30, 1995 and $29,016,000 on a pro forma basis. The increase in revenue on a pro forma basis is due to an increase in sales at Graves of $69,000, an increase at Hillger of $71,000, an increase of $112,000 at CAS and an increase at Meteor of $111,000. The increase in revenues is due to increases in volumes and prices. Sales are expected to be relatively constant throughout the remainder of the year.

The Company's cost of sales for the six months ended June 30, 1996, were $24,260,000 compared to $0 for the comparable period ended June 30, 1995, and $24,152,000 on a pro forma basis. The increase in costs of sales on a pro forma basis is due to an increase in sales as discussed above.

 The Company's gross profit for the six months ended June 30, 1996, was $5,118,000 compared to $434,000 for the comparable period ended June 30, 1995 and $4,864,000 on a pro forma basis. The increase is primarily related to higher sales and increased margins for gasoline at the retail level. Retail gasoline margins are dictated by competition in a given area and the Company has no control over such margins.

 The Company's selling, general and administrative expenses were $3,999,000 for the six months ended June 30, 1996, compared to $482,000 for the comparable period ended June 30, 1995 and $4,816,000 on a pro forma basis. The reduction in expenses on a pro forma basis is related to combining the operations of Hillger and Graves and realizing the benefits of overhead reduction and reduction of certain operating costs.

The Company's depreciation for the six months ended June 30, 1996, was $434,000 compared to $15,000 for the comparable period ended June 30, 1995 and $320,000 on a pro forma basis. The increase in depreciation expense is due primarily to the step up in basis of property due to the reverse acquisition.

 The Company's other income for the six months ended June 30, 1996 was $(32,000) compared to $0 for the comparable period ended June 30, 1995 and $138,000 on a pro forma basis. The reasons for the decrease on a pro forma basis are primarily related to an increase in interest income of $43,000 related to the notes receivable, a reduction in interest expense of $32,000 due to a reduction in long term debt, and a decrease of $245,000 due to fewer sales of assets this quarter.

The Company's provision for income taxes for the six months ended June 30, 1996, was $173,000 compared to $0 for the comparable period ended June 30, 1995, and $(48,000) on a pro forma basis. The reasons for the increase is due to income from continuing operation this period compared to a loss for the comparable period last year.

The Company's income from continuing operations for the six months ended June 30, 1996 was $290,000 compared to a loss from continuing operations of $63,000 in the prior year and a loss of $277,000 on a pro forma basis.

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          None.

                                SIGNATURES


In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.

                                    By /s/ Edward J. Names
                                       Edward J. Names, President
Dated: August 12, 1996

                                    By /s/ Dennis R. Staal
                                       Dennis R. Staal, Treasurer(Chief
                                       Financial and Accounting Officer)
Dated: August 12, 1996

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- -------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically