Form 10-Q/A
period 1996-06-30
METEOR INDUSTRIES INC
filed 1996-09-26
CIK 912875

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A

                               AMENDMENT NO. 1

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

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS

                                           June 30, 1996    December 31,
                                            (Unaudited)         1995
CURRENT ASSETS

  Cash and cash equivalents                $   705,137      $    95,150
  Restricted Cash                              317,338          541,964
  Accounts receivable-trade, net
   of allowance                              5,085,821        4,232,071
  Notes receivable                             180,953          156,962
  Inventory                                  1,370,624        1,332,642
  Deferred tax asset                            98,672          149,824
  Other current assets                         134,354          151,103

      Total current assets                   7,892,899        6,659,716

Property, plant and equipment, net           8,816,211        8,568,392

Other assets
 Notes receivable, related party             2,236,023        2,202,210
 Investments in closely held businesses        688,758          409,141
 Other assets                                  745,696          661,737

      Total other assets                     3,670,477        3,273,088

          TOTAL ASSETS                     $20,379,587      $18,501,196

The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET

                               (Continued)

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30, 1996    December 31,
                                            (Unaudited)        1995

CURRENT LIABILITIES

  Accounts payable, trade                  $ 3,758,869      $ 2,870,045
  Bank overdraft                                    --           71,657
  Current portion, long-term debt              576,823          561,048
  Accrued expenses                             168,296          196,909
  Taxes payable                                799,896          898,102
  Revolving credit facility                  2,032,532        2,275,512

     Total current liabilities               7,336,416        6,873,273

Long-term debt                               2,504,485        2,194,773

Deferred tax liability                       1,686,126        1,893,579

Minority interest in subsidiary              3,901,030        3,615,398

     Total liabilities                      15,555,284       14,577,023

SHAREHOLDERS' EQUITY

  Common stock, $.001 par value;
   authorized 10,000,000 shares,
   3,294,903 shares issued and
   outstanding                                   3,295            3,025
  Paid-in capital                            3,200,438        2,508,813
  Retained earnings                          1,620,570        1,412,335

     Total shareholders' equity              4,824,303        3,924,173

         TOTAL LIABILITIES AND SHARE-
          HOLDERS' EQUITY                  $20,379,587      $18,501,196


The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended June 30, 1996 and 1995
                               (UNAUDITED)


                                     June 30,     June 30,
                                       1996         1995

  Net sales                        $15,993,019  $   268,856
  Cost of sales                     13,430,437           --

     Gross profit                    2,562,582      268,856

 Selling, general and adminis-
  trative expenses                   2,037,756      224,606
 Depreciation                          212,489       15,000

     Total expenses                  2,250,245      239,606

Income (loss) from operations          312,337       29,250

Other income and (expenses)
  Interest income                      132,213           --
  Interest expense                    (122,253)          --
  Gain (loss) on sale of assets             --           --

     Total other income                  9,960           --

Income (loss) before income taxes
 and minority interest                 322,297       29,250

Provision for income taxes             192,034           --
Income (loss) from continuing oper-
 ations before minority interest       130,263       29,250

Minority interest                       95,316           --

Income (loss) from continuing
 operations                             34,947       29,250

Discontinued operations:
 Income from discontinued
   operations                               --      154,315

     Net income (loss)              $   34,947  $   183,565

Income (loss) per common share
 from continuing operations         $      .01  $       .01

Net income per common share         $      .01  $       .10

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Six Months Ended June 30, 1996 and 1995
                              (UNAUDITED)


                                     June 30,     June 30,
                                       1996         1995

  Net sales                        $29,378,558   $433,889
  Cost of sales                     24,260,360         --

     Gross profit                    5,118,198    433,889

 Selling, general and adminis-
  trative expenses                   3,998,806    481,763
 Depreciation                          433,578     15,000

     Total expenses                  4,432,384    496,763
Income (loss) from operations          685,814    (62,874)

Other income and (expenses)
  Interest income                      186,914         --
  Interest expense                    (249,953)        --
  Gain (loss) on sale of assets         31,105         --

     Total other income                (31,934)        --

Income (loss) before income taxes
 and minority interest                 653,880    (62,874)

Provision for income taxes             255,013         --

Income (loss) from continuing oper-
 ations before minority interest       398,867    (62,874)

Minority interest                      190,632         --

Income (loss) from continuing
 operations                            208,235    (62,874)

Discontinued operations:
 Income from discontinued operations        --    232,986

     Net income (loss)              $  208,235   $170,112

Income (loss) per common share
 from continuing operations         $      .07   $   (.03)

Net income per common share         $      .07   $    .09


The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Six Months Ended June 30, 1996 and 1995
                               (UNAUDITED)

                                                  June 30,       June 30,
                                                    1996           1995

Cash flows from operating activities
 Net income (loss)                               $ 208,235      $ 170,112
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                   433,578         15,000
   Gain (loss) on disposal of property
    & equipment                                    (31,105)            --
   Deferred income taxes                           (29,074)            --
   Minority interest                               190,632             --
   Changes in assets and liabilities, net of
    effects from reverse acquisition
   (Increase) decrease in accounts receivable     (853,750)       (20,664)
   (Increase) in inventories                       (37,982)            --
   (Increase) decrease in other current assets      16,749            776
   Increase in accounts payable                    888,818         55,269
   Increase (decrease) in accrued liabilities      (28,613)            --
   Increase (decrease) in  taxes payable           (98,206)            --
   (Increase) in other assets                      (83,959)            --
   Discontinued operations                              --       (232,986)

Net cash provided by operating activities          575,323        (12,493)

Cash flows from investing activities
   Purchases of property, equipment and
    investment                                    (834,909)        (2,666)

Net cash used by investing activities             (834,909)        (2,666)

Cash flows from financing activities
  Payments on revolving credit facilities         (242,980)            --
  Decrease in bank overdraft                       (71,657)            --
  Note receivable payments                         (57,804)            --
  Payments on long-term debt                      (197,768)            --
  Borrowings                                       523,255             --
  Restricted cash                                  224,626             --
  Sale of Stock                                    691,901             --

Net cash provided by financing activities          869,573             --

Net increase in cash and equivalents               609,987        (15,159)

Cash and equivalents, beginning of period           95,150          1,277

Cash and equivalents, end of period             $  705,137       $(13,882)


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

As of June 30, 1996, the Company had working capital of $556,000 compared to a working capital deficit of $214,000 at December 31, 1995. The increase in the working capital is due primarily to sale of stock of yielding net proceeds of $692,000.

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

The state of New Mexico has recognized the potential cleanup costs resulting from regulations, and the New Mexico Ground Water Protection Act has in-cluded the establishment of a corrective action fund. The purpose of the fund is to provide monetary assistance in both assessing site damage and correcting the damage where such costs are in excess of $10,000. Assistance is not available to repair or replace underground tanks or equipment. The law specifies requirements which must have been met for an applicant to be eligible, including a provision that payments will be made in accordance with regulations (which have not yet been issued), and states that payment from the
corrective action fund are limited to amounts in that fund.   The Company is
responsible for any contamination of land it owns or leases; however, the Company's responsibilities may be limited as a result of possible claims for reimbursement from third parties.

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

                                        Percentage of Sales
                                   1996         1995         1995
                                                         (Pro Forma)

     Net Sales                    100.0%       100.0%       100.0%
     Cost of Sales                 84.0%          --%        84.7%
     Gross Profit                  16.0%       100.0%        15.3%
     Selling, General &
      Administrative Expenses      12.7%        83.5%        15.5%
     Depreciation Expense           1.3%         5.6%         1.2%
     Other Income and Expenses       --%          --%          .5%
     Income Taxes (Benefit)         .12%          --%        (.3)%
     Minority Interest               .6%          --%          .6%
     Net Income (loss) from
       continuing operations         .2%        10.9%       (1.2)%
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

The Company's income from continuing operations for the three months ended June 30, 1996 was $35,000 compared to income from continuing operations of $29,000 in the prior year and a loss of $183,000 on a pro forma basis.

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

                                         Percentage of Sales
                                   1996         1995         1995
                                                          (Pro Forma)
     Net Sales                    100.0%       100.0%       100.0%
     Cost of Sales                 82.6%          --%        83.2%
     Gross Profit                  17.4%       100.0%        16.8%
     Selling, General &
      Administrative Expenses      13.6%       111.0%        16.6%
     Depreciation Expense           1.5%         3.5%         1.1%
     Other Income and Expenses     (.1)%          --%          .5%
     Income Taxes (Benefit)          .9%          --%        (.2)%
     Minority Interest               .6%          --%          .7%
     Net Income (loss) from
       continuing operations         .7%      (14.5)%        (.9)%
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

The Company's provision for income taxes for the six months ended June 30, 1996, was $225,000 compared to $0 for the comparable period ended June 30, 1995, and $(48,000) on a pro forma basis. The reasons for the increase is due to income from continuing operation this period compared to a loss for the comparable period last year.

The Company's income from continuing operations for the six months ended June 30, 1996 was $208,000 compared to a loss from continuing operations of $63,000 in the prior year and a loss of $277,000 on a pro forma basis.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.

                                    By /s/ Dennis R. Staal
                                       Dennis R. Staal, Treasurer(Chief
                                       Financial and Accounting Officer)
Dated: September 26, 1996

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
- -------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically