Form 10-Q
period 1996-08-31
METEOR INDUSTRIES INC
filed 1996-10-15
CIK 912875

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended August 31, 1996


                    Commission File Number:  0-10157


                            ALFA RESOURCES, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


         COLORADO                                     84-0846529
-------------------------------          -------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identication Number)
 Incorporation or Organization)


           216 SIXTEENTH STREET, SUITE 730, DENVER, COLORADO 80202
        -----------------------------------------------------------
        (Address of Principal Executive Offices including zip code)


                          (303) 572-1135
                    ---------------------------
                    (Issuer's Telephone Number)




Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes -X-          No ---


There were 44,865,212 shares of the Registrant's $.001 par value common stock outstanding as of August 31, 1996.

Transitional Small Business Disclosure Format (check one):  Yes---     No -X-

                             ALFA RESOURCES, INC.
                          CONSOLIDATED BALANCE SHEET

                                  ASSETS

                                               August 31           May 31
                                                  1996              1996

CURRENT ASSETS
  Cash and cash equivalents                     $  46,379        $   29,790
  Accounts Receivable-trade, net of
   allowance for bad debts of                      25,091            43,472
  Other receivables                                 4,997             4,997

          Total current assets                     76,467            78,259

Oil and gas properties using
 the full cost method                           1,441,535         1,441,535
  Less: depletion, depreciation, amortization
    and valuation allowance                    (1,410,822)       (1,409,022)

                                                   30,713            32,513

Other assets                                        9,038             9,038

             TOTAL ASSETS                       $ 116,218        $  119,810


                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts Payable                             $   52,659        $   42,335
  Dividends Payable                                26,463            26,463
  Accrued Expenses                                  9,584             9,770

     Total current liabilities                     88,706            78,568

Minority Interest                                  66,178            69,619

Commitments and contingencies

SHAREHOLDERS' EQUITY (Deficit)
  Preferred Stock, $1.00 par value;
   authorized 10,000,000 shares, 240,875
   shares issued & outstanding                    240,875           240,875
  Common stock, $.001 par value; authorized
   150,000,000 shares; 44,865,212 shares
   issued and outstanding                          44,865            44,865
  Additional paid-in capital                    2,409,636         2,409,636
  Accumulated deficit                          (2,734,042)       (2,723,753)

  Total shareholders' equity (Deficit)            (38,666)          (28,377)

   TOTAL LIABILITIES AND SHARE-
     HOLDERS' EQUITY (DEFICIT)                 $  116,218        $  119,810


The accompanying notes are an integral part of the financial statements.

                             ALFA RESOURCES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended August 31, 1996 and 1995

                                                    1996            1995

REVENUES
  Oil and gas sales                              $    11,121    $   77,979
  Management Fees                                      1,875         7,613
  Interest and other income                              290         2,465

     Total revenues                                   13,286        88,057

EXPENSES
  Production                                           9,048        51,290
  General and Administrative                          15,033        22,855
  Depletion, depreciation, amortization, and
    valuation allowance                                1,800        31,200
  Interest                                                --         6,395

     Total expenses                                   25,881       111,740

Gain on Sale of Assets                                 1,135            --

Income (loss) before minority  interest              (13,730)      (23,683)

(Gain) Loss Attributable to
 minority interest                                     3,441            --

Net Income (Loss)                                $   (10,289)   $  (23,683)

Net (Loss) per share                             $         *    $        *

Weighted average shares
  outstanding                                      44,865,212    44,865,212






















The accompanying notes are an integral part of the financial statements.

                           ALFA RESOURCES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended August 31, 1996 and 1995


                                                       1996        1995

Cash provided by (used in) operations:
  Net Income (Loss)                                 $(10,289)   $(23,683)
     Adjustments:
      Minority Interest                               (3,441)         --
      Depletion, depreciation and amortization         1,800      31,200
      (Increase) decrease in accounts receivable      18,381      (6,892)
      Increase (decrease) in accounts payable         10,324     (48,887)
      Increase (decrease) in accrued  expenses          (186)      1,142
      Amortization of debt discount                       --       6,395

 Cash provided by (used in) operations                16,589     (40,725)

Cash provided by (used in) investing
  activities:
   Sale of oil and gas properties and equipment           --      23,694

   Cash provided by (used in)investing activities         --      23,694

Net increase (decrease) in cash                       16,589     (17,031)

Cash, beginning of period                             29,790     133,155

Cash, end of period                                 $ 46,379    $116,124



























The accompanying notes are an integral part of the financial statements.

                            ALFA RESOURCES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AUGUST 31, 1996



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION AND BASIS OF ACCOUNTING

The financial statements include the accounts of Alfa Resources, Inc., (Alfa or the Company); its wholly owned subsidiary, Granite Alfa Corporation; and an 80% owned subsidiary, Meteor Developments, Inc. (Meteor, Alfa's subsidiary).

The accompanying financial statements have been prepared on the basis of a going concern. However, the Company has depleted its working capital because of past operating losses, and has experienced the loss of production income because most of its oil and gas properties have been sold. Certain current production revenue is being withheld by operators to liquidate trade payables, and this situation is expected to continue through much of fiscal year 1997. Management intends to use unencumbered production revenue and other sources to meet reduced administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil or other unexpected circumstances could cause operations to cease within a short period of time.

Management has sold all of Meteor's oil and gas properties, with the intent to liquidate Meteor over time. Management has also sold some of Alfa's properties.

OIL AND GAS ACCOUNTING

The Company and its subsidiaries account for oil and gas properties using the "full cost" method. Under this method, all costs associated with property acquisition, exploration and development activities are capitalized, including costs of unsuccessful activities. Oil and gas properties are depleted using the units-of-production method based on the ratio of current period production to estimated proved oil and gas reserve quantities. No gain or loss resulting from the disposition of oil and gas properties is recognized unless the relationship between capitalized costs and reserves in the cost center is significantly changed.

In addition to normal depletion, net capitalized costs are subject to a ceiling limitation required by the Securities and Exchange Commission (SEC). Such costs are limited to the present value (discounted at 10%) of the future net revenues from proved oil and gas properties, using year end costs and prices, after considering potential future income tax effects. There were no charges related to the ceiling limitation during the years quarter.

Revenue from oil and gas production is recognized upon sale to unaffiliated purchasers.

CASH EQUIVALENTS

Cash equivalents include money-market accounts or other highly-liquid debt instruments with an original maturity of three months or less.

USE OF ESTIMATES

Preparation of financial statements in accordance with generally accepted
accounting principles requires the use of estimates.   The unaudited oil and
gas reserve estimates prepared by management should be considered as reasonably possible to change, which can affect depletion and the net carrying value of oil and gas properties.

INCOME (LOSS) PER SHARE

Income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Shares issued to insiders are considered to be outstanding from the beginning
of the period issued.   Common stock equivalents represented by options are
not included as shares outstanding if their effect is antidilutive, or if estimated market value has not exceeded exercise price.

2.   ADJUSTMENTS

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals only) necessary to present fairly, the Consolidated Balance Sheet as of August 31, 1996, and the Consolidated Statement of Operations and the Consolidated Statement of Cash flow for the three months then ended.

3.   ADDITIONAL DETAILS

For additional details of the Company's financial condition, refer to the notes to the Company's annual financial statements for the year ended May 31, 1996, filed in the Company's Form 10-KSB annual report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to have working capital problems because of continued losses and has sold property to satisfy debts. Several properties were not able to generate sufficient revenue to pay operating costs in prior years and were shut in and subsequently disposed of. At August 31, 1996, the Company had a working capital deficit in the amount of ($12,239). Management has sold assets and settled liabilities, with the intent to liquidate its subsidiary over time. Management's intent is to use the Company as a public shell merger candidate.

Some current production revenue is currently being withheld by operators to liquidate operators' liens for trade payables and this situation is expected to continue through fiscal 1997. Management intends to use unencumbered pro-duction revenue and other sources, such as sales proceeds, to meet reduced administrative costs and continue in operation, but this cannot be assured. A decrease in the price of oil could cause operations to cease within a short period of time. If the Company is not able to sell assets and to settle its debts, the Company may not be able to continue in business.

Cash flows provided (used) in operations for the three months ended August 31, 1996, and 1995, were $16,589 and ($40,725) respectively. The increase in cash provided during the last period is principally due to the additional accounts payable, the Company's net loss and collection of receivables.

Sale of oil and gas properties provided $23,694 cash flows in the three month period ended August 31, 1995.

Alfa sells most of its oil production to three major oil companies. However, in the event these purchasers discontinued oil purchases, Alfa has made contact with other purchasers who would purchase the oil.

Alfa's past strategy has been the merger with or acquisition of other small independent oil and gas production companies and the acquisition of interests in producing oil and gas properties in exchange for cash and shares of Alfa's equity securities. Alfa's current financial position makes it extremely difficult to accomplish this business plan. Alfa's long-term needs, if it is able to overcome its current financial deficit, will continue to depend on many outside factors beyond its control, such as the demand for oil and natural gas, the price of oil and gas, the general economic climate and Alfa's ability to raise additional capital and to find a merger candidate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996 COMPARED TO AUGUST 31, 1995

Alfa's oil and gas sales decreased 86% to $11,121 in 1996 from $77,979 in 1995. This decrease is primarily due to the sale of properties. Management fees decreased 75% to $1,875 in 1996 from $7,613 in 1995. This decrease is due to discontinuation of the services the Company was providing. Interest and other income decreased to $290 in 1996 from $2,465 in 1995.

Production expenses decreased 82% to $9,048 in 1996 from $51,290 in 1995. This decrease resulted primarily from sale of properties. General and Admin-istrative expenses decreased 34% to $15,033 in 1996 from $22,855 in 1995.

This decrease is due to decreased activity of the Company and management's attempt to decrease expenses which reduced salaries and other costs.

Since net operating revenues from Alfa's oil production are very sensitive to changes in the price of oil, it is difficult for management to predict whether or not the Company will be profitable in the future. Unless oil prices increase, the Company will not be able to produce its marginal properties and since management has reduced its services, total revenues will continue to decline.

EFFECT OF CHANGES IN PRICES

     Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil and gas produced by Alfa has fluctuated significantly during the last year. Changes in the price that Alfa receives for its oil and gas is set by market forces beyond Alfa's control. That uncertainty in oil and gas prices make it more difficult for a company like Alfa to increase its oil and gas asset base and become a significant participant in the oil and gas industry.


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

                                              ALFA RESOURCES, INC.

                                                 /s/ C.L. Nordstrom
Dated: October 11, 1996                     By____________________________
                                                  C.L. Nordstrom, President


                                                /s/ Dennis R. Staal
Dated: October 11, 1996                    By____________________________
                                                Dennis R. Staal, Chief
                                                 Financial and Accounting
                                                 Officer