Form 10-Q
period 1996-09-30
METEOR INDUSTRIES INC
filed 1996-11-14
CIK 912875

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

                          Yes X         No___

There were 3,294,903 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 1996.

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET

                                       September 30, 1996    December 31,
                                            (Unaudited)         1995
                               ASSETS
Current assets
 Cash and cash equivalents                $   407,005      $    95,150
 Restricted Cash                              783,971          541,964
 Accounts receivable-trade, net
  of allowance                              5,243,993        4,232,071
 Notes receivable                              54,462          156,962
 Inventory                                  1,311,903        1,332,642
 Deferred tax asset                           100,420          149,824
 Other current assets                         122,801          151,103
     Total current assets                   8,024,555        6,659,716

 Property, plant and equipment, net         8,580,281        8,568,392

Other assets
 Notes receivable, related party            2,279,818        2,202,210
 Investments in closely held businesses       796,155          409,141
 Other assets                                 919,355          661,737
     Total other assets                     3,995,328        3,273,088

         TOTAL ASSETS                     $20,600,164      $18,501,196

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable, trade                  $ 3,319,275      $ 2,870,045
 Bank overdraft                                    --           71,657
 Current portion, long-term debt              576,823          561,048
 Accrued expenses                             255,316          196,909
 Taxes payable                              1,439,000          898,102
 Revolving credit facility                  1,855,363        2,275,512
    Total current liabilities               7,446,377        6,873,273

Long-term debt                              2,402,813        2,194,773
Deferred tax liability                      1,773,240        1,893,579
Minority interest in subsidiary             3,996,346        3,615,398
     Total liabilities                     15,618,776       14,577,023

Shareholders' equity
 Common stock, $.001 par value;
  authorized 10,000,000 shares,
  3,294,903 shares issued and
  outstanding                                   3,295            3,025
 Paid-in capital                            3,215,538        2,508,813
 Retained earnings                          1,762,555        1,412,335
    Total shareholders' equity              4,981,388        3,924,173

        Total liabilities and share-
          Holders' equity                 $20,600,164      $18,501,196

The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended September 30, 1996 and 1995
                                (UNAUDITED)

                                       September 30, September 30,
                                            1996         1995

     Net sales                          $16,152,325  $   290,528
     Cost of sales                       13,474,885           --

          Gross profit                    2,677,440      290,528

     Selling, general and adminis-
      trative expenses                    2,043,903      295,963
     Depreciation                           209,937       15,000

          Total expenses                  2,253,840      310,963

     Income (loss) from operations          423,600      (20,435)

     Other income and (expenses)
      Interest income                        94,256           --
      Interest expense                     (126,337)          --
      Gain (loss) on sale of assets          (2,500)          --

          Total other income                (34,581)          --

     Income (loss) before income taxes
      and minority interest                 389,019      (20,435)

     Provision for income taxes             151,718           --

     Income (loss) from continuing oper-
      ations before minority interest       237,301      (20,435)

     Minority interest                       95,316           --

     Income (loss) from continuing
      operations                            141,985      (20,435)

     Discontinued operations:
      Income from discontinued
        operations                               --      162,236
      Gain and disposal of discontinued
        operations                               --    1,426,395

          Net income (loss)              $  141,985  $ 1,568,196

     Income (loss) per common share
      from continuing operations         $      .04  $      (.01)

     Net income per common share         $      .04  $       .90

     The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 1996 and 1995
                              (UNAUDITED)

                                      September 30, September 30,
                                          1996          1995

     Net sales                          $45,530,883   $724,417
     Cost of sales                       37,735,245         --

          Gross profit                    7,795,638    724,417

     Selling, general and adminis-
      trative expenses                    6,042,709    777,726
     Depreciation                           643,515     30,000

          Total expenses                  6,686,224    807,726

     Income (loss) from operations        1,109,414    (83,309)

     Other income and (expenses)
      Interest income                       281,170         --
      Interest expense                     (376,290)        --
      Gain (loss) on sale of assets          28,605         --

          Total other income                (66,515)        --

     Income (loss) before income taxes
      and minority interest               1,042,899    (83,309)

     Provision for income taxes             406,731         --

     Income (loss) from continuing oper-
      ations before minority interest       636,168    (83,309)

     Minority interest                      285,948         --

     Income (loss) from continuing
      operations                            350,220    (83,309)

     Discontinued operations:
      Income from discontinued operations        --    395,222
     Gain on disposal of discontinued
      operations                                 --  1,426,395

          Net income (loss)              $  350,220 $1,738,308

     Income (loss) per common share
      from continuing operations         $      .11   $   (.05)


     Net income per common share         $      .11   $   1.00

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 1996 and 1995
                               (UNAUDITED)

                                                September 30, September 30,
                                                    1996           1995

Cash flows from operating activities
 Net income (loss)                               $ 350,220     $1,738,308
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                   643,515         30,000
   Gain (loss) on disposal of property
    & equipment                                    (28,605)            --
   Deferred income taxes                           (70,935)            --
   Minority interest                               285,948             --
   Changes in assets and liabilities, net of
    effects from reverse acquisition
   (Increase) decrease in accounts receivable   (1,011,922)       (51,113)
   (Increase) in inventories                        20,739             --
   (Increase) decrease in other current assets      28,302            776
   Increase in accounts payable                    449,230         79,401
   Increase (decrease) in accrued liabilities       58,407             --
   Increase (decrease) in  taxes payable           541,498             --
   (Increase) in other assets                     (257,618)            --
   Discontinued operations                              --     (1,821,617)

Net cash provided by operating activities        1,008,779        (24,245)

Cash flows from investing activities
   Purchases of property, equipment and
    investment                                    (918,813)        (2,624)

Net cash used by investing activities             (918,813)        (2,624)

Cash flows from financing activities
  Payments on revolving credit facilities         (420,149)            --
  Decrease in bank overdraft                       (71,657)            --
  Note receivable payments                          24,892             --
  Payments on long-term debt                      (299,440)            --
  Borrowings                                       523,255             --
  Restricted cash                                 (242,007)            --
  Sale of Stock                                    706,995             --

Net cash provided by financing activities          221,889             --

Net increase in cash and equivalents               311,855        (26,869)

Cash and equivalents, beginning of period           95,150          1,277

Cash and equivalents, end of period             $  407,005       $(25,592)

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1995, filed with the Company's Form 10.

Earnings per common and common equivalent share are computed by dividing the net income by the weighted average number of common shares. The number of shares used in the earnings per share computation for the three months ended September 30, 1996, is 3,294,903; for the nine months ended September 30, 1996, is 3,144,903; and for the three and nine month periods ended September 30, 1995 is 1,745,000. The number of shares reflects Meteor's share activity during 1996 and CRI's equivalent share activity during 1995.

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

Net cash provided by operating activities totaled $1,009,000 for the nine months ended September 30, 1996 compared to a use of funds of $24,000 for the nine months ended September 30, 1995. The increase in cash provided is primarily related to increases in net income from continuing operations before depreciation.

As of September 30, 1996, the Company had working capital of $578,000 compared to a working capital deficit of $214,000 at December 31, 1995. The increase in the working capital is due primarily to sale of stock yielding net proceeds of $707,000.

Net cash used by investing activities totaled $919,000 for the nine months ended September 30, 1996, compared to a use of $3,000 for the nine months ended September 30, 1995. The increase is for property and equipment purchases and investments in 1996.

Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to continue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions.

Net cash provided by financing activities totaled $222,000 for the nine months ended September 30, 1996 compared to a use of $0 for the nine months ended September 30, 1995. The provision is primarily related to sale of stock and borrowings related to property purchases net of payments on all debt.

The Company has two revolving bank credit facilities with Norwest Business Credit, Inc. - one for $3,000,000 and one for $1,500,000. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined and on September 30, 1996, $1,549,000 and $307,000 were borrowed against the facilities. The Company has been in default on timely filing of information with the lender. Rather than change the due dates of various reports, the lender has given written waivers of this requirement in the past and has indicated they will probably continue to waive it in the future whenever the Company might be late in filing such information. The Company has filed such information in a timely manner during the past several months, but because of very short time requirements the Company may not be able to file timely in the future.

The Company has a term loan with a New Mexico bank which is due in January, 1998 and a term loan with Norwest Business Credit, Inc which is due in September, 1998. The balances at September 30, 1996, were $263,000 and $219,000, respectively. The loans are collateralized by real estate and buildings and equipment and require approximately $29,000 per month in payments.

The Company owns 50% of a limited liability company which in June, 1996, acquired a convenience store using financing from Phillips 66. The Company is a co-signer on this loan which has a term of 10 years. The balance at September 30, 1996, is $515,000.

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

In June 1996, the Company reaffirmed a Letter of Intent with an underwriter concerning a proposed second public offering of the Company's Common Stock. Under the terms of the Letter of Intent, the proposed offering would be for at least $2 million on a "firm commitment" basis. Such offering is expected to occur during the fourth quarter of 1996 or the first quarter of 1997, subject to a number of contingencies including a registration statement filed with the Securities and Exchange Commission becoming effective.

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

The state of New Mexico has recognized the potential cleanup costs resulting from regulations, and the New Mexico Ground Water Protection Act has included the establishment of a corrective action fund. The purpose of the fund is to provide monetary assistance in both assessing site damage and correcting the damage where such costs are in excess of $10,000. Assistance is not available to repair or replace underground tanks or equipment. The law specifies requirements which must have been met for an applicant to be eligible, including a provision that payments will be made in accordance with regulations (which have not yet been issued), and states that payment from the
corrective action fund are limited to amounts in that fund.   The Company is
responsible for any contamination of land it owns or leases; however, the Company's responsibilities may be limited as a result of possible claims for reimbursement from third parties.

The Company maintains detailed inventory records and performs tank and line tightness tests on a regular basis on all underground storage tanks. Management has assessed the environmental contingencies and does not anticipate any potential liabilities that will have a material adverse effect on the consolidated financial position, results of operation, or liquidating of the Company.

As of September 30, 1996, the Company has invested $653,000 in the Pakistan Power Project. Due to the changing political climate in Pakistan and the economic risks involved, the Company plans to take a smaller interest in the project than originally contemplated and in the event the project is never completed would have to write off its entire investment.

The Pakistan Power Project will not provide any significant cash flow in the form of dividends to the Company for approximately three to four years even if completed in a reasonably timely manner. The Project Development and Shareholder's Agreement (the agreement among the equity partners of Saba Power) as amended on March 30, 1996 allows CRI to make approximately a $2,000,000 equity investment in the Saba Power Project in exchange for approximately an 8% interest in Saba Power. In addition, CRI has an option (the "Project Option") to increase its interest in Saba Power up to a total of 23%. If the Company chooses to fully exercise such Project Option, it will have to invest approximately $7,500,000 plus "interest" accruing at 14% per annum during the period in which the Project Option remains unexercised. CRI can take advantage of this Project Option to a lesser degree by making a proportionately smaller equity investment. The Project Option expires on March 30, 1997.

On August 1, 1996, CRI entered into an agreement with Saba Petroleum Company ("Saba") whereby Saba, a related party, is participating with CRI in the power project. Saba has agreed to invest $500,000 in the Project for approximately a 2% interest. Saba has no interest in the Project Option. As a result of the above described agreements CRI may invest up to $1,500,000 for approximately a 6% interest in Saba Power and CRI may obtain an option to increase its interest. Because the project costs are not fixed, CRI's interest will change based on any change in the total project costs.

Meteor is providing CRI with the necessary funds for its share of the Saba Power equity commitment from the proceeds of a private placement of Meteor's Common Stock completed in June 1996 and expects the partial collection (at least $500,000) of its note receivable from Saba Petroleum Company. CRI has a commitment outstanding for $75,000 as a finders fee to an unaffilated party and relating to the project, of which one half is expected to be reimbursed by one of the other shareholders of Saba Power.

On July 14, 1996, the Government of Pakistan gave notice to Saba Power that Saba Power was in default of certain provisions in the Implementation Agreement which required construction of the power project to start by July 3, 1996. The Implementation Agreement and the notice states that Saba Power has 90 days from the date of the notice to cure such default. In October of 1996 Saba Power requested and received from the Government of Pakistan a written extension of time to cure the default. The time period was extended until November 11, 1996, which was further extended due to government changes in Pakistan to November 22, 1996.

In early August 1996, Saba Power and the shareholders thereof completed the final negotiations with the project's construction lender. On August 20, 1996, the Engineering Procurement and Construction Contractor for Saba Power was given a limited release to commence construction activities on the project, which was subsequently suspended. When: 1) all required equity capital is fully subscribed and paid by the partners; 2) when a $1,000,000 documentation fee is paid to the Government of Pakistan; 3) when the construction contractor is given a full release; and 4) when certain consents are obtained from the Government of Pakistan, which consents relate to the construction loan documents, the default would then be cured. There can be no assurance that all such requirements wil be fulfilled prior to the November 22, 1996 deadline.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO SEPTEMBER 30, 1995

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The following discussion includes references to pro forma operations for the quarter ended September 30, 1995. The pro forma information is a combination of the operations of Meteor for the quarter ended August 31, 1995, and the operations of CRI and CAS for the three months ended September 30, 1995.

The Company's sales for the three months ended September 30, 1996, were $16,152,000 compared to $291,000 for the comparable period ending September 30, 1995 and $14,985,000 on a pro forma basis. The increase in revenues is due to increases in volumes and prices. Sales are expected to be relatively constant throughout the remainder of the year.

The Company's cost of sales for the three months ended September 30, 1996, were $13,475,000 compared to $0 for the comparable period ended September 30, 1995, and $12,232,000 on a pro forma basis. The increase in costs of sales on a pro forma basis is due to an increase in sales as discussed above.

The Company's gross profit for the three months ended September 30, 1996, was $2,677,000 compared to $291,000 for the comparable period ended September 30, 1995 and $2,753,000 on a pro forma basis. The decrease in gross profit on a pro forma basis is primarily related to higher sales but decreased margins for gasoline at the retail level. Retail gasoline margins are dictated by competition in a given area and the Company has no control over such margins.

The Company's selling, general and administrative expenses were $2,044,000 for the three months ended September 30, 1996, compared to $296,000 for the three months ended September 30, 1995 and $2,435,000 on a pro forma basis. The reduction in expenses on a pro forma basis is related to combining the operations of Hillger and Graves and realizing the benefits of overhead reduction and reduction of certain operating costs.

The Company's depreciation for the three months ended September 30, 1996, was $210,000 compared to $15,000 for the comparable period ended September 30, 1995 and $196,000 on a pro forma basis. The increase in depreciation expense is due primarily to property acquisitions.

The Company's other income for the three months ended September 30, 1996 was ($35,000) compared to $0 for the comparable period ended September 30, 1995 and ($98,000) on a pro forma basis. The reasons for the decrease on a pro forma basis are primarily related to an increase in interest income of $53,000 related to the notes receivable, a reduction in interest expense of $19,000 due to a reduction in long term debt, and a decrease of $9,000 due to fewer sales of assets this quarter.

The Company's income from continuing operations for the three months ended September 30, 1996 was $142,000 compared to a loss from continuing operations of $20,000 in the prior year and a loss of $4,000 on a pro forma basis.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1996 TO SEPTEMBER 30, 1995

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The following discussion includes references to pro forma operations for the nine months ended September 30, 1995. The pro forma information is a combination of the operations of Meteor for the nine months ended August 31, 1995, the operations of Hillger for the three months ended March 31, 1995, and the operations of CRI and CAS for the nine months ended September 30, 1995.

The Company's sales for the nine months ended September 30, 1996, were $45,531,000 compared to $724,000 for the comparable period ending September 30, 1995 and $44,001,000 on a pro forma basis. The increase in revenues is due to increases in volumes and prices. Sales are expected to be relatively constant throughout the remainder of the year.

The Company's cost of sales for the nine months ended September 30, 1996, were $37,735,000 compared to $0 for the comparable period ended September 30, 1995, and $36,384,000 on a pro forma basis. The increase in costs of sales on a pro forma basis is due to an increase in sales as discussed above.

The Company's gross profit for the nine months ended September 30, 1996, was $7,796,000 compared to $724,000 for the comparable period ended September 30, 1995 and $7,617,000 on a pro forma basis. The increase in gross profits on a prof forma basis is primarily related to higher sales and increased margins for gasoline at the retail level. Retail gasoline margins are dictated by competition in a given area and the Company has no control over such margins.

The Company's selling, general and administrative expenses were $6,043,000 for the nine months ended September 30, 1996, compared to $778,000 for the comparable period ended September 30, 1995 and $7,251,000 on a pro forma basis. The reduction in expenses on a pro forma basis is related to combining the operations of Hillger and Graves and realizing the benefits of overhead reduction and reduction of certain operating costs.

The Company's depreciation for the nine months ended September 30, 1996, was $644,000 compared to $30,000 for the comparable period ended September 30, 1995 and $516,000 on a pro forma basis. The increase in depreciation expense is due primarily to property acquisitions.

The Company's other income for the nine months ended September 30, 1996 was ($67,000) compared to $0 for the comparable period ended September 30, 1995 and $40,000 on a pro forma basis. The reasons for the decrease on a pro forma basis are primarily related to an increase in interest income of $96,000 related to the notes receivable, a reduction in interest expense of $51,000 due to a reduction in long term debt, and a decrease of $254,000 due to fewer sales of assets this quarter.

The Company's provision for income taxes for the nine months ended September 30, 1996, was $407,000 compared to $0 for the comparable period ended September 30, 1995, and ($211,000) on a pro forma basis. The reasons for the increase is due to income from continuing operation this period compared to a loss for the comparable period last year.

The Company's income from continuing operations for the nine months ended September 30, 1996 was $350,000 compared to a loss from continuing operations of $83,000 in the prior year and a loss of $281,000 on a pro forma basis.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              EXHIBIT NO.          DESCRIPTION          LOCATION

                  27       Financial Data Schedule     Filed herewith
                                                       electronically

          (b) Reports on Form 8-K.

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

                                    METEOR INDUSTRIES, INC.

                                    By /s/ Dennis R. Staal
                                       Dennis R. Staal, Treasurer(Chief
                                       Financial and Accounting Officer)
Dated: November 13, 1996

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically