Form 10-K
period 1996-12-31
METEOR INDUSTRIES INC
filed 1997-04-24
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED

                     For the Year ended December 31, 1996

                       Commission File Number: 0-27968

                            METEOR INDUSTRIES, INC.
             --------------------------------------------------
             (Exact Name of Issuer as Specified in its Charter)

           COLORADO                                   84-1236619
-------------------------------        ---------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

          216 SIXTEENTH STREET, SUITE 730, DENVER, COLORADO  80202
          --------------------------------------------------------
                 (Address of Principal Executive Offices)

Issuer's telephone number including area code: (303)572-1135

Securities registered under to Section 12(b) of the Exchange Act:  None.

Securities registered under to Section 12(g) of the Exchange Act:

                        COMMON STOCK, $.001 PAR VALUE
                               Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At April 1, 1997, 3,440,138 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $7,258,000.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ITEM 1.  BUSINESS.

GENERAL

Meteor Industries, Inc. ("Meteor" or the "Company") was incorporated in Colorado on December 22, 1992, to purchase all the outstanding common stock of Graves Oil & Butane Co., Inc. ("Graves"). The two companies and Graves' then sole shareholder ("Seller") entered into a Purchase Agreement in June, 1993 and finalized the purchase in September, 1993. The purchase price for the common stock was $4,100,000, which was paid $1,750,000 in the form of cash to Seller and the discharge of certain of his obligations at closing and $2,350,000 in the form of a promissory note payable over the following four years. The Seller also retained preferred stock in Graves with a redemption value of $3,543,500 plus accrued dividends to be redeemed subsequent to September 15, 2000, if not earlier converted into common stock.

In January 1994, the Company completed an initial public offering of 200,000 shares of its Common Stock pursuant to Regulation A under the Securities Act of 1933. The net proceeds of this offering to the Company was approximately $800,000.

On June 12, 1995, Meteor purchased all of the outstanding shares of Hillger Oil Company ("Hillger") headquartered in Las Cruces, New Mexico. This acquisition doubled Meteor's gasoline sales and improved cash flows. Hillger operates nine convenience stores and supplies 22 branded dealers in New Mexico. Graves operates seven retail sites and supplies 42 branded dealers. In connection with the acquisition of Hillger, Meteor sold 365,000 shares of its common stock for $730,000 in cash and borrowed $875,000 from Norwest Business Credit, Inc.

In June 1995, the Company declared an 8% stock dividend to the shareholders of record as of June 30, 1995.

In October 1995, the Company formed Pyramid Stores, Inc. ("Pyramid"), a Colorado corporation, as a wholly owned subsidiary to hold the stock of Graves and Hillger and operate those companies separately from the Company's other activities.

In November 1995, the Company issued 1,745,000 shares of its Common Stock in exchange for all of the outstanding stock of Capco Resources, Inc. ("CRI"), a Delaware corporation. The shares of the Company's common stock issued in this transaction, which represent approximately 52.7% of the shares now outstanding, were issued to a U.S. subsidiary of Capco Resources Ltd. ("Capco"), an Alberta corporation, which is listed on the Alberta Stock
Exchange.   As a result of this transaction, there was a change in control of the Company and one of the Company's three directors was replaced by a Capco representative, Ilyas Chaudhary. Accordingly, the transaction has been considered a reverse acquisition for accounting purposes and the assets of Meteor, including the assets of Graves and Hillger have been revalued to their fair value at the date of the transaction. The major assets of CRI when acquired by Meteor included: (i) an interest in Saba Power Company Ltd., which is one of the developers of a power plant in Pakistan; (ii) all of the stock of Capco Analytical Services, Inc., a California environmental services firm; and (iii) a $1,516,000 promissory note receivable from Saba Petroleum Company and other miscellaneous assets. Since November 1995, CRI has focused most of its efforts on the financing of Saba Power Company Ltd. All of CRI's assets, other than the power project, have now been transferred out of CRI and into Meteor.

The Company's headquarters are located at 216 Sixteenth Street, Suite 730, Denver, Colorado 80202, and its telephone number is (303) 572-1135.

PETROLEUM MARKETING BUSINESS AND OPERATIONS

The Company operates its petroleum marketing and convenience store business primarily from its Farmington, Albuquerque and Las Cruces, New Mexico offices. The Company operates this business through Pyramid Stores, Inc. and its two New Mexico subsidiaries, Hillger Oil Company and Graves Oil & Butane Co., Inc.

The commercial/wholesale operations are the largest part of the Company's business. This operation has fuel delivery agreements with customers that include truck stops, retail gasoline service stations, convenience stores, construction companies, commercial fleet distribution centers, the federal government, mining companies, and utilities.

The wholesale operation has distributor agreements with Phillips Petroleum Company, Sun Oil Company, Conoco, Inc., Texaco, Inc., Diamond Shamrock Corp. and Fina Oil Company. These distributor agreements allow the Company to purchase petroleum products at wholesale prices directly from pipeline terminals and refineries controlled by these large oil producer/refiners. The Company is then authorized to resell those products to its customers.

The distribution agreements have three-year terms and the Company has one to two years remaining on its agreements with its primary suppliers, Phillips 66 and Conoco, Inc. The distribution agreements do not provide for an exclusive territory and can be terminated by either party upon 30 days notice. There can be no assurance that these agreements will not have to be renegotiated or that they will be renewed. Although the Company, through its subsidiaries, is one of the larger and longer standing wholesale distributors of Conoco and Phillips products in New Mexico, it is possible the Company could lose such contracts. In such an event, the Company's operations may be adversely impacted. Management would attempt to persuade the retail outlets the Company supplies to switch to another oil company brand with which it has a contract. The Company could also buy and sell fuel as an unbranded independent, however, sales volumes and/or margins would likely decrease materially if the Company did not have access to branded products.

Many of the Company's wholesale customers operate retail gasoline service stations under the banners of the various oil companies. The banner arrangements require that a retail operator purchase fuel exclusively from a distributor, such as the Company who is authorized to sell branded products. On occasion the Company has supplied new signage and other improvements to retailers so they would switch to a Company brand. The Company's suppliers may subsidize such improvements by providing discounts to the Company or by forgiving certain obligations based on the volume of product sold to such retailer.

The Company also markets its products to commercial and governmental accounts. The marketing department consists of 11 people. The marketing department is primarily responsible for the direct selling efforts of the Company and for ensuring that customers accounts are properly serviced. The majority of wholesale revenues come from repeat telephone orders from existing customers. The Company also advertises in trade journals and attends industry trade shows in its market.

The Company's wholesale distribution process is straightforward. The distri-bution channel begins with the loading of the Company's trucks at pipeline terminals or refineries. When delivered in transport quantities, the trucks deliver the inventory directly to the wholesale customer with no intermediate storage of fuel other than trucks en route to a customer. The distribution process for bulk fuel products, from pick-up to delivery to customers, is typically completed in two days or less.

Most of the Company's wholesale customers in the three major regional markets, Farmington, Albuquerque, and Las Cruces, have been with the Company for many years. No customer accounts for more than 10% of the Company's sales, however, the loss of one or more major wholesale customers could have a significant impact on the Company's revenues.

The Company's retail operations consist of ownership or leasehold interests in 22 retail outlets which include service stations, convenience stores and lube pits. Sixteen outlets are operated by the Company and six are leased or subleased to third parties. The retail operation represents a potential growth area for the Company.

The retail outlets sell gasoline, propane and other petroleum products directly to the general public. The services provided are those that would generally be expected to be provided at this type of facility. The retail outlets also sell food and tobacco products as a convenience to their customers. Other than at the convenience stores, non-petroleum products sales are not a material part of retail revenues. The Company's highest volume convenience stores are located in the Las Cruces and Albuquerque areas. The Company intends to expand its convenience store base by acquisition and new construction.

The Company has four automated cardlock facilities. The cardlock systems provide 24-hour-per-day access to fuel dispensing facilities for commercial fleet customers and customers with automated debit cards. The cardlock systems do not require that a Company employee be present to process the fuel purchase. The cardlock facilities are primarily used by commercial fleet operators in order to take advantage of automated transaction process technology which allows a user to insert a "user card" activating the fuel dispenser and records the transaction. The Company's strategy contemplates increasing the number of cardlock facilities that the Company owns or controls.

The Company also has retail and commercial propane operations. In November 1993, Graves reentered the residential propane markets in Farmington, New Mexico. Graves' management and employees have significant experience in the propane industry and the Company had a substantial amount of propane equipment that was underutilized. A significant percentage of the homes and commercial buildings in the rural areas around Farmington do not have access to natural gas lines and must rely on propane for heating. Management of the Company believes that the residential propane market provides a significant opportunity for growth. As of the date of this Annual Report, Graves has over 350 residential and over 200 commercial propane customers and continues to actively market this product and service. Recently, Graves became a 33% owner of a residential propane company in Albuquerque, New Mexico. Management of Graves is actively seeking other propane opportunities in Southern Colorado and New Mexico.

SABA POWER COMPANY LTD.

Saba Power Company Ltd. ("Saba Power") is a limited liability corporation in Pakistan which was established in early 1995 to pursue development of a power plant project in Pakistan. The Government of Pakistan recognized all of the owners of Saba Power when it accepted the financing documents to which the Company, through its subsidiary CRI, is a party. The Company has an interest in Saba Power, which has a power plant project 40 miles from Lahore, Pakistan. The Company has two unrelated joint venture partners, Cogen Technologies of Houston, Texas ("Cogen") and Coastal Saba Power Ltd. ("Coastal"). Estimated costs for the 125 megawatt plant are approximately $150,000,000. The project received a Letter of Support dated September 18, 1994, and an acknowledgment of financial closing on April 3, 1996, from the Ministry of Water & Power of the Government of Pakistan. All documentation relating to the project's permanent debt financing was approved in May of 1996 and all documentation relating to the construction financing was finalized on or prior to March 4, 1997. Limited activities related to the construction of the project were commenced in late August of 1996 but were suspended in October. Construction activity is again underway and although there can be no assurances, the project is expected to be completed in approximately two years.

At December 31, 1996, the Company, had invested $683,162 in Meteor Holdings LLC ("MHL") MHL owns an equity interest in Saba Power Company, Ltd. (the "Power Project") through its ownership of CRI. The investment in the Power Project is reported using the cost method. The Company also entered into an agreement with Saba Petroleum Company ("Saba") whereby Saba, a related party, participated in the Power Project. Saba invested $250,000 in MHL resulting in MHL's total investment of $933,162 in the Power Project. Saba owns a .5% interest in the Power Project through its ownership of 27% of MHL. The Company owns 1.5% of the Power Project through its ownership of 73% of MHL. Saba's .5% interest in the project is subject to the same terms and conditions as the Company's 1.5% interest. These percentages, however, could be reduced in the event that other shareholders of Saba Power are required to make additional contributions to equity.

MHL has obtained the right to sell its interest in Saba Power to an affiliate of one of the other shareholders for approximately the amount of its contribution on October 26, 1997, for a period of 120 days. The Company's investment in the Power Project is not expected to provide any significant cash flow to the Company for at least three to four years. Further, if during the next 2-3 years certain enhancements to the Power Project contracts are not obtained from the Government of Pakistan, cash flow from the Power Project will not be earned by or distributed to the Company.

During 1996, Saba Power Company Ltd. and the shareholders thereof, including the Company, completed the final negotiations with the project's construction lender and the engineering procurement and construction contractor was given a limited release to commence construction activities on the project, which was subsequently suspended. On March 4, 1997, all required equity capital was fully subscribed and paid by the partners in the form of cash or letters of credit; all documentation fees were paid to the Government of Pakistan; and the construction contractor was given a full release. All required consents were obtained from the Government of Pakistan, and all defaults were cured. Due to the changing political climate in Pakistan and the economic risks involved, the Company's management decided not to invest additional capital in the project. All debt and equity financing for the Power Project was completed on March 4, 1997, in the total amount of over $150,000,000.

In connection with this transaction, the Company's co-developer Cogen Technologies agreed to pay a consulting fee for services provided in 1996, to the founding partners, of which MHL's share totals $400,000 with the possibility of receiving up to an additional $350,000 over a three year period if certain contract enhancements are obtained from the Government of Pakistan; however, there can be no assurance that such enhancements can or will be obtained. MHL incurred approximately $124,000 in expenses to outside sources in providing these consulting services. The Company's share of the $276,000 in net revenues totals $200,000 by virtue of its 73% ownership of in MHL.

The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

ENVIRONMENTAL CONSULTING

Capco Analytical Services Inc.("CAS") is an environmental consulting company and analytical laboratory located in California. CAS provides environmental consulting services to its customers throughout the Western United States including other subsidiaries of Meteor. In addition, CAS may expand the scope of its present activities to include the possible acquisition of properties in need of remediation and development. After purchasing a property, CAS would then arrange for remediation services to be performed. After remediation is complete, the property could be developed by CAS or sold to a developer. CAS intends to fund these projects at least partially with project capital raised through partnerships and/or other private investment vehicles.

In August of 1996, the company acquired Innovative Solutions and Technologies, Inc. ("IST"), a small Colorado corporation, which provides environmental consulting services. IST was acquired for a nominal cash consideration. Through its president and sole employee, IST provides consulting services to outside clients as well as Meteor and its affiliates.

INSURANCE

The Company has a commercial liability policy and an umbrella policy, as well as other policies covering damage to its properties. These policies cover Company facilities, employees, equipment, inventories, and vehicles in all states of operation. While Management believes the Company's insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size, its coverage does not protect the Company for most liabilities relating to damage of the environment. Such environmental related coverage is generally unavailable or available only at a prohibitive cost.

COMPETITION AND MARKETS

The petroleum marketing business is highly competitive. The Company competes on the basis of price, service and corporate capabilities. In all phases of its operations, the Company encounters strong competition from a number of companies, including some very large companies. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's marketing division also competes with integrated oil companies which in some cases own or control a majority of their own marketing facilities. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

The wholesale and commercial distribution of petroleum products is a highly competitive industry. This competition generally comes from other privately held petroleum jobbers operating in the same geographic region as the Company. The competition is primarily focused on the government contract and commercial fleet segments of the business. The government contract business is awarded via a lowest sealed bid process and the Company competes heavily with several wholesale distributors. Competition also occurs for the gasoline service station customers. In competing for this segment of the business, a customer must be convinced to change the "brand" of the station (i.e., convert a station or store from Texaco to Phillips 66). A change of brands can be expensive and disruptive to the operations of the gasoline service station and therefore does not occur frequently.

Competition in the retail segment of the gasoline distribution industry is severe and highly decentralized. Competition comes from numerous gasoline service stations that have different brands and from many independent unbranded stations. The Company competes for retail customers based on brand loyalty and price. The Company attempts to develop brand loyalty as a result of the friendly service it provides to its customers. To the extent that the customer does not have brand loyalty, then the Company competes on price. The Company does not attempt to be a price leader, but instead changes prices to meet competitive prices.

The convenience store industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies, and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's largest competitors include Seven-Eleven, Diamond Shamrock, Thriftway, and Giant and other major oil companies that own and operate their own stores in the Company's market areas such as Texaco and Phillips 66. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores. The Company also will encounter competition in attempting to acquire sites for new stores and existing groups of convenience stores.

GOVERNMENTAL REGULATIONS

ENVIRONMENTAL MATTERS

Various federal and state statutes are designed to identify environmental damage, identify hazardous material and operations, regulate operations engaged in hazardous activities, and establish procedures for remedial action. The Company is inspected on a regular basis by both federal and state environmental authorities. The Environmental Protection Agency ("EPA") and the State of New Mexico have instituted environmental compliance regulations designed to prevent leakage and contamination from underground storage tanks. The Company continually expends capital when complying with changing environmental regulations and expects to spend about $60,000 a year on environmental compliance.

The State of New Mexico has established the Ground Water Protection Act for the clean up of contaminated underground sites. Under most circumstances, the Company's exposure is limited to $10,000 per location, beyond which the state
clean-up fund assumes responsibility.   Assistance is not available to repair
or replace underground tanks or equipment. The law specifies requirements which must have been met for an applicant to be eligible, includes a provision that payments will be made in accordance with regulations (which have not yet been issued) and states that payment from the corrective action fund are limited to amounts in that fund. There can be no assurance that the New Mexico fund will have sufficient capital, or will agree, to fund remediation of any particular problem.

In addition, in connection with Company's purchase of the Graves' common stock, the Seller agreed to indemnify the Company for seven years against environmental related problems which may arise from activities conducted prior to the acquisition. The indemnification is not effective unless damages exceed a minimum of $25,000 per year and the maximum aggregate indemnification responsibility of Seller over the seven years is $8,000,000.

ENVIRONMENTAL COMPLIANCE. The Company's Regulated Environmental Activities are subject to an extensive variety of evolving United States federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. A non-exclusive listing of the environmental laws which potentially impact the Company's Regulated Environmental Activities is set out below:

RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, AS AMENDED IN 1984 ("RCRA"). The United States Congress enacted RCRA in 1976 and amended it in 1984. RCRA established a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA creates a "cradle to grave" system for managing hazardous wastes. Those who generate, transport, treat, store or dispose of waste above certain quantities are required to undertake certain performance, testing and record keeping. The 1984 amendments to RCRA known as "HSWA" increased the scope of RCRA to regulate small quantity hazardous waste generators and waste oil handlers and recyclers as well as require the identification and regulation of underground storage tanks in which liquid petroleum or hazardous substances were stored. HSWA and its implementing regulations require the notification to designated state agencies of the existence and condition of regulated underground storage tanks and impose design, construction and installation requirements; leak detection, presentation, reporting, and cleanup requirements; tank closure and removal requirements; and fiscal responsibility requirements.

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 ("CERCLA" OR "SUPERFUND") AS AMENDED IN 1982. CERCLA established the Superfund program to clean up inactive sites at which hazardous substances had been released. Superfund has been interpreted to create strict, joint and several liability for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Superfund liability extends to generators of hazardous substances, as well as to (i) the current owners and operators of a site at which hazardous substances were disposed; (ii) any prior owner or operator of the site at the date of disposal; and (iii) waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA allows the EPA to investigate and remediate contaminated sites and to recover the costs of such activities (response costs), as well as damages to natural resources, from parties specified as liable under the statute. CERCLA also authorizes private parties who incur response costs to seek recovery from statutorily liable parties. CERCLA was amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). SARA provides a separate funding mechanism for the clean up of underground storage tanks. CERCLA excludes petroleum including crude oil or any fraction thereof, with certain limitations from the definition of "hazardous substances" for which liability for clean up of a contaminated site will attach. This exclusion also applies to those otherwise hazardous substances which are inherent in petroleum, but not to those added to or mixed with petroleum products.

THE CLEAN WATER ACT OF 1972, AS AMENDED (THE "CLEAN WATER ACT"). The Clean Water Act establishes water pollutant discharge standards applicable to many basic types of manufacturing facilities and imposes standards on municipal sewage treatment plants. The Clean Water Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Many industrial and governmental facilities must apply for and obtain discharge permits, monitor pollutant discharges and under certain conditions reduce certain discharges. The Clean Water Act also requires pre-treatment of certain discharges prior to release into a publicly owned treatment works.

FEDERAL OIL POLLUTION ACT OF 1990 ("OPA"). The OPA amends the Clean Water Act and expands the liability for the discharge of oil into navigable waters. Liability is triggered by discharge or substantial threat of a discharge of oil into navigable waters. OPA defines three classes of parties subject to liability: (1) owners, operators, and persons chartering vessels; (2) lessees and permits of areas where off-shore facilities are located; and (3) owners and operators of on-shore facilities.

THE CLEAN AIR ACT OF 1970, AS AMENDED (THE "CLEAN AIR ACT"). The Clean Air Act required the EPA to establish and ensure compliance with national ambient air quality standards ("NAAQS") for certain pollutants. The NAAQS generally are to be achieved by the individual states through state implementation plans ("SIPs"). SIPs typically attempt to meet the NAAQS by, among other things, regulating the quantity and quality of emissions from specific industrial sources. As required by the Clean Air Act, the EPA also has established regulations that limit emissions of specified hazardous air pollutants and has established other regulations that limit emissions from new industrial sources within certain source categories. The Clean Air Act was amended extensively in 1990, to, among other things, impose additional emissions standards that must be implemented by the EPA through regulations.

THE TOXIC SUBSTANCES CONTROL ACT OF 1976 ("TSCA"). TSCA authorizes the EPA to gather information on the risks of chemicals, and to monitor and regulate the manufacture, distribution, processing, use and disposal of many chemicals.

THE EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT ("EPCRA"). EPCRA was passed as a part of SARA. EPCRA resulted from several widely-publicized events which focused national attention on the dangers posed by toxic chemicals present at U.S. industrial facilities. EPCRA requires emergency planning notification, emergency release notification, and reports with respect to the storage and release of specified chemicals. Industry must provide information to communities regarding the presence of extremely hazardous substances at facilities within those communities.

THE OCCUPATIONAL SAFETY AND HEALTH ADMINISTRATION ACT ("OSHA"). OSHA regulates exposure to toxic substances and other forms of workplace pollution. The Department of Labor administers OSHA. OSHA specifies maximum levels of toxic substance exposure. OSHA also sets out a "right-to-know" rule which requires that workers be informed of, and receive training relating to, the physical and health hazards posed by hazardous materials in the workplace.

OTHER STATE AS WELL AS LOCAL GOVERNMENT REGULATION. Many states have been authorized by the EPA to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state as well as local authorities that regulate the environment, some of which impose more stringent environmental standards than Federal laws and regulations. The penalties for violations of state laws vary but typically include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance.

REGULATORY STATUS AND POTENTIAL ENVIRONMENTAL LIABILITY. The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation and devotes significant attention to protecting the health and safety of its employees and to protecting the Company's facilities from environmental problems. Management believes that the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. In light of coverage of New Mexico's reimbursement fund and the indemnification of the Company by the Seller, Management does not believe that any pending or threatened environmental litigation or enforcement action(s) could materially and adversely affect the

Company's business. While the Company has implemented, where appropriate, operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, given the nature of its business, the Company always is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.

EMPLOYEES

The Company employs approximately 160 people, none of whom is represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.

ITEM 2.  PROPERTIES

The Company owns a 4,300 square foot office building in Farmington, New Mexico. This office building plus a 4,400 square foot truck repair shop, two warehouses totaling 15,800 square feet and an 1,855 square foot three bay service station are located on a 4.7 acre site. While the above-mentioned buildings are owned by the Company, they are located on property leased from an affiliated party. The Company pays rent of $550 per month on this land and the lease terminates on September 30, 2018, with two ten year options to extend. The Company also owns an additional 2.5 acres adjacent to this property where it stores moveable above ground fuel tanks. Also, in Farmington, New Mexico, the Company owns two additional gasoline stations, two fast lube pits, one car wash, and one cardlock location. The lube pits and car wash are leased to an unaffiliated third party, the Company operates three additional cardlock/retail locations on leased property.

In Albuquerque, New Mexico, the Company owns one bulk petroleum storage facility which includes a 7,200 square foot warehouse on five acres with a rail spur. Also, the Company owns a 2,400 square foot convenience store, with a car wash and quick lube pit in a separate 6,300 square foot building and a propane distribution and cardlock facility. The carwash and quick lube pit are leased to an unaffiliated third party. This convenience store and related facilities are located on 1.6 acres of land. Also, in Albuquerque, the Company leases two warehouses and a service station and cardlock facility. Through joint ventures, the Company owns 50% of a 1,800 square foot convenience store and a one acre undeveloped convenience store site.

In the Las Cruces area, the Company leases an office building, warehouse and bulk plant and seven retail outlets. The lease relating to such properties is a ten (10) year lease with three five (5) year options to renew. The Company owns one retail outlet in Truth or Consequences, New Mexico that it leases to an unaffiliated third party. The Company owns a 3,000 square foot convenience store located in Hatch, New Mexico.

The Company leases a truck stop in Cortez, Colorado from an affiliated party and subleases the property to an unaffiliated truck stop operator.

The Company's CAS subsidiary leases 8,000 square feet of space for its laboratory in Ventura, California.

The Company owns a substantial amount of personal property, including above and below ground tanks located at its bulk plants, service stations and lube pits described above. It also owns approximately 150 portable above ground commercial fuel tanks, over 750 propane tanks, various automobiles and small trucks, and a small fleet of tractors with trailers.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none to this litigation is likely to have a material effect on the Company's financial position or results of operations, except that as of the date of this Annual Report on Form 10-K the Company has agreed to an out of court settlement with one of its former insurers whereby such insurer has agreed to pay the Company approximately $500,000 after payment of the Company's costs and attorney's fees. The Company expects to receive such payment by May, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year covered by this Annual Report, no matter was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

The principal market for trading Meteor's Common Stock has been the over-the-counter market. Prices for the Common Stock are quoted on the OTC Bulletin Board.

The range of high and low bid quotations for Meteor's Common Stock since public trading began in January 1994 provided below were obtained from the National Quotation Bureau. Beginning in the second quarter of 1995, the information shown is for closing bid quotations. The stock is principally owned or controlled by Officers and Directors of Meteor, and the bid prices reported may not be indicative of the value of the Common Stock. The volume of trading in Meteor's Common Stock has been very limited. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.
                                                       Bid*
                Period                            High     Low

     Quarter Ended February 28, 1994 . . . .     $4.63    $4.17
     Quarter Ended May 31, 1994. . . . . . .     $4.17    $3.70
     Quarter Ended August 31, 1994 . . . . .     $4.17    $2.78

     Quarter Ended November 30, 1994 . . . .     $4.63    $2.78
     Quarter Ended February 28, 1995 . . . .     $4.63    $3.94
     Quarter Ended May 31, 1995. . . . . . .     $4.63    $3.47
     Quarter Ended August 31, 1995 . . . . .     $4.28    $2.50

     Month   Ended September 30, 1995. . . .     $3.00    $2.50

     Quarter Ended December 31, 1995 . . . .     $3.25    $2.00

     Quarter Ended March 31, 1996. . . . . .     $3.75    $2.00
     Quarter Ended June 30, 1996 . . . . . .     $4.25    $1.75
     Quarter Ended September 30, 1996. . . .     $4.25    $2.87
     Quarter Ended December 31, 1996 . . . .     $5.87    $3.62
__________________

* As restated to give retroactive affect to a stock dividend of 8% which was paid to shareholders of record as of June 30, 1995.

As of March 28, 1997, there were approximately 68 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are approximately 265 beneficial holders of the Company's Common Stock.

DIVIDENDS

The Company has paid no cash dividends on its Common Stock and has no present intention of paying cash dividends in the foreseeable future. In June 1995, the Company declared an 8% stock dividend on its outstanding Common Stock. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition. The Company's ability to pay any cash dividends on the Company's Common Stock in the future will be limited by the dividend requirements of the Preferred Stock of a Subsidiary.

PRIVATE SALES OF SECURITIES

During the year ended December 31, 1996, and during the quarter ended March 31, 1997, the Company sold shares of its Common Stock which were not registered under the Securities Act of 1933, as amended, as follows:

In May and June, 1996, the Company sold shares of the Company's Common Stock to 21 accredited investors and 3 unaccredited investors in a private offering. A total of 270,000 shares of Common Stock were sold in this offering for an aggregate of $704,700 in cash. The Company paid no commissions in connection with this offering.

In February and March of 1997, the Company sold shares and warrants to purchase the Company's Common Stock to 16 accredited investors in a private offering. A total of 130,000 shares of Common Stock and 130,000 warrants were sold in this offering for an aggregate of $520,000 in cash. The Company paid no commissions in connection with this offering. Each warrant allows the holder to purchase one share of Common Stock at $5.00 per share from March 28, 1998 until March 27, 1999.

With respect to these sales, the company relied on section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. Each investor was given a copy of a Private Placement Memorandum containing information concerning the Registrant, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule
506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent.

ITEM 6.  SELECTED FINANCIAL DATA

Effective November 2, 1995, Meteor Industries, Inc., acquired 100% of the issued and outstanding common stock of Capco Resources Inc. ("CRI") in exchange for 1,745,000 shares of Meteor common stock. The acquisition was treated as a reverse acquisition of Meteor by CRI. Accordingly, the results of operations of CRI are included in the following financial information since inception of CRI. The results of operations of Meteor for 1995 are included in the following financial information since November 2, 1995, the effective date of the acquisition.

BALANCE SHEET DATA:                           (In Thousands)
                                              At December 31
                              1996      1995      1994      1993     1992
                            -------   -------    ------   -------   ------
Current Assets              $ 8,488   $ 6,708    $  126   $    --   $   --
Property and Equipment       8,277     8,568       250        --       --
Other Assets                  3,669     3,273       164        --       --
Discontinued Operations          --        --       572       660      (28)
Total Assets                 20,434    18,549     1,112       660      (28)
Current Liabilities           8,943     6,873       403        --       --
Long-term Debt                  446     2,195       -0-        --       --
Deferred Tax Liability        1,773     1,894       -0-        --       --
Minority Interest             4,152     3,615       -0-        --       --
Stockholders' Equity          5,120     3,924       709       660      (28)

STATEMENT OF OPERATIONS DATA:
                              (In Thousands, Except Per Share Data)
                                                              Inception
                                                                 To
                         For the Years Ended December 31,    December 31,
                      1996       1995      1994       1993      1992
                   ---------   -------  ---------  --------- -----------
Sales              $  59,984   $ 9,828  $     473  $     -0- $     -0-
Cost of sales         49,644     7,373        -0-        -0-       -0-
Operating
  Expenses             9,119     2,395        602          2       -0-
Other income
   (Expense)             (79)      (71)       -0-         -0-      -0-
Income (loss)
  From continu-
  ing operations         462       (74)      (129)        (2)      -0-
Income from dis-
  continued
  Operations             -0-     1,871        179        690       765
Net income               462     1,796         49        688       765
Income (loss) from
 continuing opera-
 tions per common
 share                   .15      (.15)  (1295.32)    (22.82)      -0-
Net income  per
  Common share     $    0.15   $  3.67  $  489.95  $6,883.42 $7,652.20
Weighted average
  Shares
  outstanding      3,184,397   489,035        100        100       100
Cash dividends     $     -0-   $   -0-  $     -0-  $     -0- $     -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

Effective November 2, 1995, Meteor acquired CRI. The acquisition was treated as a reverse acquisition of Meteor by CRI. Accordingly, the historical accounts of CRI are reflected in the financial statements, so comparisons with prior year are not very meaningful.

The consolidated statement of operations should be read in conjunction with the historical financial statements and notes thereto of Meteor, included elsewhere in this document.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $842,000 for the year ended December 31, 1996 compared to $2,101,000 for the year ended December 31, 1995. The decrease in cash provided is primarily related to the decrease in net income.

As of December 31, 1996, the Company had a working capital deficit of $455,000 compared to a working capital deficit of $214,000 at December 31, 1995. The decrease in the working capital is due primarily to a long term debt becoming current.

Net cash used by investing activities totaled $923,000 for the year ended December 31, 1996, compared to cash used of $1,379,000 for the year ended December 31, 1995. The reduction is a result of the fact that the Company has loans to related parties of $1,516,000 in 1995 and only made loans to related parties of $68,000 in 1996. This was partialy offset by purchases of property and equipment and investment in CRI and in Coors Pyramid L.L.C. in 1996.

Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to continue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions.

Net cash provided by financing activities totaled $138,000 for the year ended December 31,1996 compared to a use of $629,000 for the year ended December 31, 1995. The decrease in cash used is primarily related to sale of stock of $734,000.

The Company has two revolving bank credit facilities with Norwest Business Credit, Inc. - one for $3,000,000 and one for $1,500,000. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined and on December 31, 1996, $1,861,000 and $280,000 were borrowed against the facilities which are recorded as current liabilities. The Company has been in default on timely filing of information with the lender. The Company was also in default of the net worth requirements for one of the subsidiaries. The lender waived these defaults.

The Company has a term loan with a New Mexico bank which is due in January, 1998 and a term loan with Norwest Business Credit, Inc. which is due in June, 1998. The balances at December 31, 1996, were $212,000 and $187,000, respectively. The loans are collateralized by real estate and buildings and equipment and require approximately $29,000 per month in payments.

At December 31, 1996, the Company owned 50% of a limited liability company which in June, 1996, acquired a convenience store for $610,000 using financing from Phillips 66. The balance of the loan at December 31, 1996 was $505,000. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

The Company owns 100% of a limited liability company which in December, 1996, acquired a convenience store for $415,000 using seller financing of $315,000. The loan has quarterly payments of $14,326 and a term of 7 years.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $3,543,000 plus accrued dividends at the holder's request any time after September 15, 2000 unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as a minority interest on the balance sheet and recorded at its discounted value.

The Company owes the founder of one of its subsidiaries $1,759,139 payable in semi-annual installments of $200,000 which includes principal and interest calculated at 2 percentage points in excess of Citibank's prime rate. All previously unpaid principal and interest is due October 1, 1997. It is anticipated that $650,000 will be offset by payments on notes receivable from the founder also due October 1, 1997. The Company plans to pay this debt by either selling or refinancing one of its convenience stores.

The Company is obligated to pay lease costs of approximately $66,000 monthly for land, building, facilities, and equipment.

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

The Company maintains detailed inventory records and performs tank and line tightness tests on a regular basis on all underground storage tanks. Management has assessed the environmental contingencies and does not anticipate any potential liabilities that will have a material adverse effect on the consolidated financial position, results of operation, or liquidity of the Company.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 TO DECEMBER 31, 1995

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The following discussion for comparisons is limited because the historical accounts for 1995 reflect only two months of revenue and expense for Meteor due to the reverse acquisition by CRI in November, 1995, while 1996 reflects a full year of operations for Meteor.

The Company's sales for the year ended December 31, 1996, were $59,984,000 compared to $9,828,000 for the comparable period ending December 31, 1995.
The increase in revenues is partially due to increases in gasoline volumes and prices at the retail level. Sales are expected to be relatively constant next year assuming no significant acquisitions are made.

The Company's cost of sales for the year ended December 31, 1996, were $49,644,000 compared to $7,373,000 for the comparable period ended December 31, 1995. The increase in costs of sales is due to the increased level of sales discussed above. The increase in the percentage of sales is due to no cost of sales for CRI in either 1996 or 1995, however, due to the reverse acquisition, a full year of CRI sales are included. Excluding CRI the cost of sales in 1995 would be 83.1%.

The Company's gross profit for the year ended December 31, 1996, was $10,340,000 compared to $2,455,000 for the period ended December 31, 1995. The increase is partially related to higher sales and increased margins for gasoline at the retail level. Retail gasoline margins are dictated by competition in a given area and the Company has no control over such margins.

The Company's selling, general and administrative expenses were $8,269,000 for the year ended December 31, 1996, compared to $2,244,000 for the period ended December 31, 1995. The increase in expenses is related to combining the operations of Hillger, Graves and CRI. As a percentage of sales general and administrative expenses declined from 23% to 14% reflecting benefits of combining the companies.

The Company's depreciation for the year ended December 31, 1996, was $850,000 compared to $152,000 for the period ended December 31, 1995. The increase in depreciation expense is due primarily to acquisition of buildings and equipment.

The Company's other expenses for the year ended December 31, 1996 was $79,000 compared to $71,000 for the period ended December 31, 1995. The reasons for the decrease are primarily related to an increase in interest income, a increase in interest expense, and sales of assets this year.

The Company's provision for income taxes for the year ended December 31, 1996, was $395,000 compared to $(1,470)for the period ended December 31, 1995. This increase is due to more income. The expected tax provision based on statutory rates would have been $446,000. The variance from the effective rate is principally due to the benefit of the loss carryforward.

The Company's income from continuing operations for the year ended December 31, 1996, was $462,000 compared to a loss from continuing operations of $74,000 in the prior year due to the above described items.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO DECEMBER 31, 1994

The Company's sales for the year ended December 31, 1995, were $9,828,000 compared to $473,000 for the comparable period ending December 31, 1994. The increase in revenue is due to an increase in sales due to acquisition of
Meteor of $8,868,000 and an increase of $487,000 at CAS.   The increase in
revenues at CAS is due to additional lab analysis which trend is expected to continue.

The Company's cost of sales for the year ended December 31, 1995, were $7,373,000 compared to $0 for the comparable period ended December 31, 1994. The increase in costs of sales is due to the acquisition of CRI by Meteor. The Company's gross profit for the year ended December 31, 1995, was $2,455,000 compared to $473,000 for the comparable period ended December 31, 1994. The increase is related to the inclusion of Meteor's gross profits for the two months ended December 31, 1995.

The Company's selling, general and administrative expenses were $2,224,000 for the year ended December 31, 1995 compared to $602,000 for the year ended December 31, 1994. The increase in expenses of $1,388,000 is related to the acquisition of CRI by Meteor and an increase at CAS of $405,000 due to increased activity at the laboratory.

The Company's other expenses for the year ended December 31, 1995 were $71,000 compared to $0 for the comparable period December 31, 1994. The reasons for the increase is due to the acquisition of CRI by Meteor.

The Company's loss from continuing operations for the year ended December 31, 1995, was $74,000 compared to a loss from continuing operations of $129,000 in the prior year due to the above described items.

DISCONTINUED OPERATIONS

CRI had been involved in the production of oil and gas prior to the transaction with the Company. Those operations were discontinued and will have no impact on future operations. CRI had these operations in subsidiaries.

In 1995, CRI sold the shares of Saba de Colombia, Inc., a U.S. subsidiary engaged in the exploration and development of petroleum and natural gas in Colombia, to a third party.

In 1995, CRI transferred to Capco Resources, Ltd. and CAPCO Acquisub, Inc., a wholly-owned subsidiary of CAPCO Resources Ltd., all of its holdings of Saba Petroleum Company and certain other assets and liabilities.

The income from discontinued operations was $441,197 and the gain on disposition, net of taxes was $1,429,256 for the year ended December 31, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at F-1 through F-31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

         Name          Age                 Positions and Offices Held
   ---------------     ---    ----------------------------------------------
   Edward J. Names      45  President and Director

   Ilyas Chaudhary      49    Chairman, Chief Executive Officer and Director

   Dennis R. Staal      48    Secretary/Treasurer and Director

   Paul W. Greaves      44    President of Subsidiaries

There is no family relationship between any Director or Executive Officer of the Company.

Capco Acquisub, Inc. has the right to appoint two directors, however only one, Ilyas Chaudhary, is currently representing Capco Acquisub, Inc. The Company presently has no committees.

Set forth below are the names of all Directors and Executive Officers of the Company and its major subsidiaries, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

EDWARD J. NAMES - President and Director. Mr. Names has been President and a Director of the Company since 1993. Mr. Names has extensive experience in mergers and asset acquisitions as well as small business matters such as business planning, financing, management and contract negotiation. Mr. Names was President of Alfa Resources, Inc. and its subsidiaries from 1983 to 1995. Mr. Names resigned as President of Alfa Resources, Inc. as of the closing of the CRI acquisition, but continues to serve as a director of that company. Alfa Resources, Inc. is an oil and gas company which files reports pursuant to the Securities and Exchange Act of 1934. In 1987, Mr. Names became Special Counsel to the law firm of Wills and Sawyer, P.C., Denver, Colorado, and maintained that relationship until December 1992. Mr. Names was associated with the firm of Nelson & Harding, Denver, Colorado, from 1980 to 1981, and the law firm of Schmidt, Elrod & Wills, Denver, Colorado, where he practiced corporate and securities law and became a Partner in October 1982. Mr. Names received a Bachelor of Arts Degree in Economics from the University of Colorado in 1973, and a Juris Doctorate from the University of Denver College of Law in 1980. He devotes his full time to the business of the Company and its subsidiaries.

ILYAS CHAUDHARY - Chairman of the Board, Chief Executive Officer and Director. Mr. Chaudhary has been Chairman of the Board, Chief Executive Officer and a Director of the Company since November 1995. He has also been an officer and director of Capco Resources, Inc. ("CRI"), which is now a wholly-owned subsidiary of the Company, since October 1993. He has also been a director of Saba Petroleum Company, a publicly held oil and gas company listed on the American Stock Exchange, since 1985, and has served as its Chairman of the Board since 1993. He has been Saba Petroleum Company's Chief Executive Officer since 1993 and its President since 1994. Mr. Chaudhary is a director and controlling shareholder of Capco Resources Ltd., the Company's majority shareholder. Mr. Chaudhary has 24 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

DENNIS R. STAAL - Secretary and Treasurer and Director. Mr. Staal has been Secretary and Treasurer and a Director of the Company since July 1993. He also serves as an officer and director of several of the Company's wholly-owned subsidiaries. Mr. Staal is a graduate of the University of Nebraska, where he received a Bachelor of Science degree in Business Administration in 1970. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and President of Saba Petroleum Company. Mr. Staal is currently Treasurer of Alfa Resources, Inc. and an officer and director of its subsidiaries. From June, 1992 to September, 1996, Mr. Staal was President and a Director of Mystique Developments, Inc., an oil and gas company which files reports pursuant to the Securities Exchange Act of 1934. He devotes approximately 80% of his time to the business of the Company and its subsidiaries.

PAUL W. GREAVES - President and Chief Executive Officer of the subsidiaries. Mr. Greaves has been the President and Chief Executive Officer of the following subsidiaries: Pyramid Stores, Inc. and its subsidiaries, Graves Oil & Butane Co., Inc. and Hillger Oil Company since in April, 1996. Prior to working for the Company, Mr. Greaves held the position of Regional Manager, Rocky Mountain Region, for Propane Continental of Overland Park, Kansas, from April 1994 to April 1996. From 1989 until 1994, Mr. Greaves was Director of Business Development for the Wescourt Group of Denver, Colorado, a petroleum marketing and distribution holding company. Mr. Greaves devotes his full time to the business of the Company's subsidiaries described above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year, except that Paul W. Greaves, Andres Chaudhary and Theron J. Graves each filed a Form 3 late.

ITEM 11.  EXECUTIVE COMPENSATION

The following information regarding the executive compensation for the Company's Chief Executive Officer and President for the fiscal years ended December 31, 1996, 1995 and August 31, 1994. No other executive officer received compensation in excess of $100,000 during such periods.

                    SUMMARY COMPENSATION TABLE
                                              Long Term Compensation
                        Annual Compensation    Awards      Payouts
                                                                Securities
                                      Other                     Underlying All
                                      Annual  Restrict-         Options/
Other
Name and Principal                    Compen- ed Stock  SARs    LTIP
Compen-
    Position      Year  Salary  Bonus sation  Award(s) (Number) Payouts
sation
----------------- ---- -------- ----- ------ --------- -------  ---------
------
Ilyas Chaudhary   1996 $    -0-  --     --       --         --     --
--
 Chairman of      1995 $    -0-  --     --       --    100,000     --
--
 Board and Chief
 Executive Officer
Edward J. Names   1996 $101,250  --     --       --         --     --
$5,040
 President        1995 $ 78,000   -     --       --    100,000     --
$4,512*
                  1994 $ 62,769  --     --       --         --     --
$3,384*

___________________

* Represents premiums paid on health insurance policies for Mr. Names.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                        Securities
                                        Underlying         Value of Unexer-
                    Shares              Unexercised        cised in-the
                    Acquired            Options SARs       Money Options/
                    On                  At FY-end          SARs AT FY-end
                    Exercise  Value     Exercisable/       Exercisable/
      Name          (Number)  Realized  Unexercisable      Unexercisable
----------------   ---------  --------  -------------      ----------------
Ilyas Chaudhary         -0-       -0-   33,333/66,667      $63,541/$127,084
Edward J. Names         -0-       -0-   33,333/66,667      $63,541/$127,084

EMPLOYMENT ARRANGEMENTS

EDWARD J. NAMES, President of the Company, entered into a five-year employment agreement with the Company which became effective in January 1994, which provides that Mr. Names is required to devote substantially all his work time to the Company. The agreement was amended in November 1995 to provide for an annual salary of $105,000. Pursuant to his employment agreement, Mr. Names is allowed to devote up to 10 hours per month to other business operations including his duties as a director or officer in other companies including Alfa Resources, Inc., an oil and gas company of which he is currently a director. Absent notice to the contrary from the Company or Mr. Names, the five-year term of the employment agreement will renew automatically each year. The Company can terminate his employment, however, at any time without cause and be obligated only for one year's salary. The employment agreement includes a covenant not to compete which is effective for two years after termination of employment.

ILYAS CHAUDHARY, Chairman of the Board and Chief Executive Officer of the Company, presently receives no salary.

DENNIS R. STAAL, Secretary/Treasurer of the Company, presently receives an annual salary totaling $55,000 per year from the Company and a subsidiary. He devotes approximately 80% of his time to the business of the Company and its subsidiaries.

PAUL W. GREAVES entered into a three year employment agreement with the Company's subsidiary, Pyramid Stores, Inc. ("Pyramid") which became effective in April of 1996. Mr. Greaves is required to devote full time to the business of Pyramid and its subsidiaries; Graves Oil & Butane Co., Inc. and Hillger Oil Company. The agreement calls for a base salary of $80,000 per year plus an annual bonus of 5% of any increases in earnings before interest, taxes, depreciation and amortization of Pyramid and its subsidiaries from the prior year. The Company may terminate Mr. Greaves's employment at any time, without cause and be obligated for only six months base salary and accrued but unpaid bonuses. The employment agreement includes a covenant not to compete which is effective for two years after termination of employment.

STOCK OPTION PLAN

A stock option plan providing for the issuance of incentive stock options and non-qualified stock options to Meteor's employees was approved by Meteor's shareholders on April 15, 1993. Pursuant to the Plan, 500,000 shares of Meteor's $.001 par value Common Stock have been reserved for issuance. On October 1, 1993, incentive stock options were granted to employees. As of December 31, 1996, out of these options, options to purchase 41,000 shares were outstanding (after deducting options which expired as a result of termination of employment). These options are exercisable at $3.00 per share and vest in five equal installments each year following the date of grant. They expire ten years after the date of grant.

On February 1, 1994, additional incentive stock options were granted to employees. As of December 31, 1996, out of these options, options to purchase 31,300 shares were outstanding (after deducting options which expired as a result of termination of employment). These options are exercisable at $5.25 per share and vest in three equal installments each year following the date of grant. They expire ten years after the date of grant.

On August 4, 1995, incentive stock options to purchase 10,000 shares each of Common Stock were granted to Dennis R. Staal, Secretary/Treasurer of Meteor, and C. Thomas Houseman, a former Director of Meteor, and an incentive stock option to purchase 1,000 shares was granted to an employee. These options are exercisable at $3.00 per share and vest over three years on a pro rata annual basis following the date of grant. They expire five years after the date of grant.

On November 30, 1995, the Board of Directors granted options to Edward J. Names, President of the Company, and Ilyas Chaudhary, Chairman and Chief Executive Officer, each to purchase 100,000 shares of Meteor's Common Stock, and Dennis R. Staal, Secretary/Treasurer of the Company, to purchase 15,000 shares of Common Stock. These options are exercisable at $3.50 per share and vest over a period of three years on a pro rata annual basis following the date of grant.

In May of 1996, the Board of Directors granted options to Paul W. Greaves to purchase 50,000 shares of Meteor's Common Stock. These options are exercisable at $3.50 per share and vest on a pro rata annual basis over five years. These options expire five years after the date of grant. As of the date of this Report, of these options, only options to purchase 5,000 shares remain outstanding.

In May of 1996, stock options were granted to two employees to purchase an aggregate of 55,000 shares of Meteor's Common Stock at $3.50 per share. The options vest in five equal installments each year following the date of grant. These options expire five years after the date of grant.

On January 2, 1997, Meteor granted options to four employees to purchase an aggregate of 20,000 shares of Common Stock at $5.07 per share. These options vest over five years and expire on January 2, 2002.

On February 14, 1997, Meteor granted an option to Dennis R. Staal, Secretary and Treasurer of Meteor, to purchase 25,000 shares of Common Stock at $3.50. Also on February 14, 1997, Meteor granted an option to the president of IST, one of Meteor's subsidiaries, to purchase 5,000 shares of Common Stock at $3.50 per share. These options vest over three years on a annual basis and expire five years from the date of grant.

CONSULTANTS' OPTIONS

In November 1995, Meteor granted an option to a consultant to purchase a total of 100,000 shares of Meteor's Common Stock. This option was exercisable at $2.50 per share, but expired unexercised on January 31, 1997.

On February 14, 1997, Meteor granted options to three consultants to purchase an aggregate of 130,000 shares of Meteor's Common Stock. These options are exercisable at $3.50 per share and expire on February 13, 1998.

INCENTIVE EQUITY PLAN

The Board of Directors adopted the 1997 Incentive Equity Plan of the Company (the "Incentive Plan") on January 2, 1997, subject to approval by the Stockholders of the Company at the next Annual Meeting.

The purpose of the Incentive Plan is to enable the company to attract officers and other key employees and consultants and to provide them with appropriate incentives and rewards for superior performance. The Incentive Plan affords the Company the ability to respond to changes in the competitive and legal environments by providing the Company with greater flexibility in key employee and executive compensation than was available through the previously approved plan or individual stock option agreements. This plan is designed to be an omnibus plan allowing the Company to grant a wide range of compensatory awards including stock options, stock appreciation rights, restricted stock, deferred stock and performance shares or units. The Incentive Plan is intended to encourage stock ownership by recipients by providing for or increasing their proprietary interests in the Company, thereby encouraging them to remain in the Company's employment. The Incentive Plan has been prepared to comply with all applicable tax and securities laws, including Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and state and federal tax laws.

Subject to adjustment as provided in the Incentive Plan, the number of shares of Common Stock that may be issued or transferred, plus the amount of shares of common Stock covered by outstanding awards granted under the Incentive Plan, shall not in the aggregate exceed 750,000. The number of Performance Units granted under the Incentive Plan shall not in the aggregate exceed 200,000. The number of shares of Common Stock granted under the Incentive Plan to any individual in any calendar year shall not in the aggregate exceed 100,000.

To the date of this report, no options, awards or other benefits have been granted under the Incentive Plan.

DIRECTOR COMPENSATION

Directors of the Company do not receive any fees for their services in such capacity. However, each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

    NAME AND ADDRESS          AMOUNT OF BENEFICIAL    PERCENTAGE
   OF BENEFICIAL OWNER              OWNERSHIP            OF CLASS
Capco Resources Ltd.               1,745,000<FN1>         50.7%
#950, 444 - 5th Avenue, S.W.
Calgary, Alberta
Canada TOP 2T8

Edward J. Names                      333,973<FN2>           9.7%
216 - 16th Street, Suite 730
Denver, CO 80202

Ilyas Chaudhary                    1,778,333<FN3>          51.7%
#950, 444 - 5th Avenue, SW
Calgary, Alberta
Canada TOP 2T8

Dennis R. Staal                       92,765<FN4>           2.7%
216 - 16th Street, Suite 730
Denver, CO  80202

Adres Chaudhary                      378,000<FN5>          11.0%
600 Hunter Trail, Suite #4
Glendora, CA 91740

Theron J. Graves                     756,830<FN5>          22.0%
761 South Miller
Farmington, NM  87499

All Executive Officers and         2,220,371<FN6>          64.3%
Directors as a Group
(4 Persons)
__________________

<FN1>
Excludes 75,000 shares which have been pledged to Capco Resources Ltd. to secure certain guarantees made to it by NFF, Ltd. and PAMDEN, Ltd.
<FN2>
Represents 33,240 shares held directly by Mr. Names, 265,000 shares held by NFF, Ltd., a limited partnership of which he served as general partner; 2,400 shares held by his wife of which he disclaims beneficial ownership, and 33,333 shares underlying stock options exercisable within 60 days by Mr. Names. Of the shares held by NFF, Ltd., 55,000 have been pledged to Capco Resources Ltd. to secure a guarantee made by NFF, Ltd.
<FN3>
Includes 1,745,000 shares of the Company held by Capco Resources Ltd. of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns over 50% of its outstanding stock and 33,333 shares underlying stock options exercisable within 60 days by Mr. Chaudhary.

<FN4>
Includes 5,400 shares held by Mr. Staal; 70,000 shares held by PAMDEN, Ltd., a limited partnership of which Mr. Staal is general partner; 8,432 shares held by Mystique Resources Company which is wholly owned by PAMDEN, Ltd.; 600 shares held by an IRA and 8,333 shares underlying stock options exercisable within 60 days by Mr. Staal. Of the shares held by PAMDEN, Ltd., 20,000 have been pledged to Capco Resources Ltd. to secure a guarantee made by PAMDEN, Ltd.
<FN5>
Represents shares of the Company's Common Stock which Mr. Graves presently has the right to acquire upon the exchange of shares of Graves Preferred Stock held by him.
<FN6>
Includes 5,300 shares held directly and 10,000 shares underlying stock options exercisable within 60 days held by Paul W. Greaves, who is President and Chief Executive Officer of certain of the Company's subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company is of the opinion that the terms of each of these transactions were at least as favorable to the Company as could have been obtained from unaffiliated parties. All ongoing and future transactions with affiliates will be on terms no less favorable than those which could be obtained from unaffiliated parties.

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

During 1993, Edward J. Names, Dennis R. Staal, Daniel B. Matter and C. Thomas Houseman, the Company's founders, purchased a total of 475,500 shares of the Company's Common Stock for total consideration of $30,750 cash and $800 in interest expense and services rendered. In addition, these persons have advanced funds to the Company from time to time.

Edward J. Names, President of Meteor, has personally guaranteed debt due to Norwest Business Credit, Inc., as described above, up to a maximum of $250,000 related to the Graves acquisition and $250,000 related to the Hillger acquisition. Mr. Names and Dennis R. Staal, who is Secretary and Treasurer of Meteor, each have agreed to personally guarantee the debts of Graves and Hillger to its major suppliers and a debt to a Farmington, New Mexico bank. Capco Resources Ltd. has agreed to indemnify Edward Names and Dennis Staal relating to such guarantees.

In February, 1997, the Company agreed to sell a total of a 25% interest in the Hatch Pyramid LLC to Edward J. Names and Dennis R. Staal for a total for $38,000. Such investment would be made on the same terms and conditions as the Company offered and sold a 25% interest to an unaffiliated third party. Hatch Pyramid LLC was formed for the purpose of acquiring and operating a convenience store in Hatch, New Mexico. The Company retained a 50% interest in the entity. In the past the company has sold a 50% interest of two other limited liability companies to outside investors as part of its expansion plan. The Company intends to continue to buy and build convenience stores using money from outside investors including employees of the Company.

TRANSACTIONS INVOLVING GRAVES

On September 28, 1993, the Company acquired all of the issued and outstanding common stock of Graves Oil & Butane Co., Inc. from its sole shareholder, Theron J. Graves. As a result of the transaction, Theron J. Graves retired as the Company's chief executive officer but agreed to provide consulting services for a period of seven years. Mr. Graves continues his investment by holding 1,000,000 shares of convertible cumulative preferred stock of Graves with a liquidation preference of $3,543,500, and a promissory note from the Company for $2,350,000, which, as of December 31, 1996, had an outstanding balance of $1,759,000.

The structure of the acquisition is summarized below:

    Purchase Price for Common Stock:    $4,100,000

    Cash Paid at Closing:               $1,750,000

    Financing Provided by Seller:       $2,350,000 note with interest at 2%
                                        over prime, payable $200,000 (includ-
                                        ing principal and interest) every six
                                        months and the balance on October 1,
                                        1997 (the "Note"). This Note is se-
                                        cured by 50% of the Graves common
                                        stock purchased by the Company.

Preferred Stock Retained by Seller: 1,000,000 shares of convertible preferred stock with a total liquidation preference of $3,543,500 and dividends accruing at a rate of 8% per annum until the date of redemption, which shall be no earlier than September 15, 2000 (the "Convertible Securities"). In the event of a default under the promissory note issued to purchase the Graves common stock, the holders of the Graves Series A Preferred have the ability to elect all the Graves directors. The Company's preferred stock obligations are secured by the unencumbered fixed assets of Graves. These securities are convertible into common stock of Graves or the Company at the bid price on the date of conversion or a maximum of 22.2% of the Company, whichever calculation yields fewer shares. The preferred stock, on conversion, also carries certain piggy-back registration rights.

INDEMNIFICATIONS: Theron Graves has agreed to indemnify the Company until September 2000 against all losses and expenses exceeding $25,000 per year up to a cumulative total of $8,000,000 relating to environmental liabilities associated with the properties of the Company as of the closing date or any inaccuracies in the representations and warranties in the purchase agreement.

Prior to the Company's acquisition, Mr. Graves owed approximately $650,000 to Graves. In connection with the acquisition, Mr. Graves executed two promissory notes payable on the date the Meteor note to Mr. Graves is due (October 1, 1997) plus interest at the same rate as the Company's note. One promissory note is for $100,000 representing the price of an airplane Mr. Graves purchased from the Company. The other promissory note for $550,000 represents funds advanced to or on behalf of Mr. Graves from time to time over several years. This note is collateralized by unimproved real estate Mr. Graves owns in the Albuquerque, New Mexico area ("Coors Road Property"). If such property is sold by Mr. Graves, the principal amount of the $550,000 note (up to the amount of the property's sales price) becomes immediately payable and is to be discharged by reducing the principal amount of the Company's $2,350,000 note to Mr. Graves, and the liquidation value of Mr. Graves' preferred stock retained in Graves Oil, each by one-half the amount accelerated under the $550,000 note. In addition, the Company has both (i) a right of first refusal on the entire Coors Road Property, and (ii) a right to purchase a portion of such property sufficient to build a retail gas station at fair market value, and all or a portion of the resulting consideration due can be paid by the Company by reducing the $550,000 note from Mr. Graves.

The Company leases real estate in Colorado from Mr. Theron Graves and subleases the property to a truck stop operator. Graves pays property taxes and insurance expense on the property. In addition, the Company leases land from Mr. Graves on which a yard, warehouses and offices are located. The parties have entered into an agreement which provides for regular payments of $500 per month beginning September 1, 1993. The rent escalates at 5% per annum, the lease term is 25 years, and the Company has two ten year options to extend such lease.

TRANSACTIONS INVOLVING CAPCO RESOURCES LTD.

In June 1995, Capco Resources, Inc. ("CRI") purchased 378,000 (as adjusted for the 8% stock dividend) shares of the Company's Common Stock for $700,000 in cash. As a result of this transaction, CRI's parent, Capco Resources Ltd. ("Capco"), became a principal shareholder of the Company. Immediately prior to the acquisition of CRI by the Company, CRI sold all 378,000 shares held by it to Adres Chaudhary (who is not related to Ilyas Chaudhary) for the forgiveness of debt in the amount of approximately $700,000. CRI offered Adres Chaudhary this asset to reduce its debt to him.

In November 1995, the Company issued 1,745,000 shares of its Common Stock in exchange for all of the outstanding stock of CRI. The shares of the Company's Common Stock issued in this transaction, which represented approximately 53% of the shares now outstanding, were issued to a U.S. subsidiary of Capco. As a result of this transaction, there was a change in control of the Company and one of the Company's three directors was replaced by a Capco representative. The major assets of CRI included: (i) an interest in Saba Power Company Ltd., which is involved in the development of a power plant in Pakistan; (ii) all of the stock of Capco Analytical Services, Inc., a California environmental services firm; and (iii) a $1,516,000 promissory note from Saba Petroleum Company and other miscellaneous assets. Saba Petroleum Company is a publicly-held company of which Ilyas Chaudhary, the Company's Chief Executive Officer, is an officer, director and principal shareholder. The promissory note bears interest at 9% and is due in 2006. Subsequent to December 31, 1996, $500,000 has been paid. Capco has agreed to guarantee the prepayment of such note prior 2006 and has agreed to pay an additional 2% interest until the note is fully paid.

Subsequent to November 1995, all of the assets of CRI, except its interest in Saba Power Company Ltd., have been transferred to the Company.

In connection with the agreement with Capco, NFF, Ltd. and PAMDEN, Ltd., limited partnerships which are controlled by Edward J. Names and Dennis R. Staal, respectively, guaranteed on a limited recourse basis the representations and warranties of the Company in the agreement. To secure these guarantees, NFF, Ltd. and PAMDEN, Ltd. pledged 55,000 and 20,000 shares, respectively, to Capco.

Also in connection with this agreement a subsidiary of Capco agreed to indemnify Edward J. Names and Dennis R. Staal against any liability they may incur as a result of the personal guarantees they have given in order to assist the Company and its subsidiaries.

TRANSACTION WITH SABA PETROLEUM COMPANY

On December 27, 1996, the Company entered into an agreement with Saba Petroleum Company concerning the ownership of Meteor Holdings LLC. The terms for this agreement are set forth in this report under "ITEM 1. DESCRIPTION OF BUSINESS -- SABA POWER COMPANY LTD." Ilyas Chaudhary is President, Chief Executive Officer and a Director of Saba Petroleum Company, which is listed on the American Stock Exchange. Mr. Chaudhary is also a principal shareholder of Capco Resources, Ltd., which owns a majority of the stock of Saba Petroleum Company and Meteor Industries, Inc.

CONFLICTS OF INTEREST

All of the Company's Officers and Directors have been in the past and may continue to be active in other business with other companies and on their own behalf. These activities could give rise to potential conflicts with the interests of the Company. The Company's officers, directors, and other management personnel are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company' minutes. Pursuant to a resolution of the Board of Directors of the Company, the Officers are required to make available to the Company any business opportunity relating to the wholesale and retail distribution of refined petroleum products which comes to the attention of any such Officer, and the Company shall have a right of first refusal with regard to such opportunity. A second resolution of the Board of Directors sets forth that if a business opportunity relating to the wholesale and retail distribution of refined petroleum comes to the attention of a Director and specifically is presented to the Director in his capacity as such, it must be disclosed to the Company and made available to it. No Officer or Director owes a fiduciary duty to another entity similar to the duty owed to the Company regarding business opportunities related to services and products provided by the Company.

A majority of the disinterested Directors may reject a corporate opportunity for various reasons. If the Company rejects an opportunity, then any Director or Officer may avail himself or themselves of such opportunity. In addition, if an opportunity is presented to the Company, and one or more of the Company's Officers or Directors has an interest in the opportunity, the opportunity will be reviewed at a meeting of the Board of Directors and the interested Director(s) will not vote on issues relating to such opportunity.

The Board of Directors has not yet adopted any resolutions related to other aspects of the Company's business.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following statements are filed as part of this Report:
                                                                     Page(s)
Report of Independent Accountants ................................     F-1
Consolidated Balance Sheets - December 31, 1996 and 1995 .........     F-2
Consolidated Statements of Operations - December 31, 1996 and 1995     F-4
Consolidated Statement of Shareholders' Equity - December 31, 1996
     and 1995 ....................................................     F-5
Consolidated Statements of Cash Flow - December 31, 1996 and 1995.     F-6
Notes to Consolidated Financial Statements .......................     F-8

CAPCO RESOURCES, INC. FINANCIAL STATEMENTS

Auditor's Report .................................................     F-22
Consolidated Balance Sheet - December 31, 1994 and 1993 ..........     F-23
Consolidated Statement of Operations and Retained Earnings
     (Deficit) - year end December 31, 1994 and 1993..............     F-24
Consolidated Statement of Changes in Financial Position - year end
     December 31, 1994 and 1993 ..................................     F-25
Notes to Consolidated Financial Statements .......................     F-26

(b)
Exhibit
Number          Description                         Location
-------  --------------------------   ------------------------------------
 3.1     Articles of Incorporation,   Incorporated by reference to Exhibit
         as amended                   2.1 to Registrant's Form 1-A Offering
                                      Statement (SEC File No. 24D-3802 SML)

 3.2     Bylaws                       Incorporated by reference to Exhibit
                                      2.2 to Registrant's Form 1-A Offering
                                      Statement (SEC File No. 24D-3802 SML)

10.1     Stock Option Plan            Incorporated by reference to Exhibit
                                      6.1 to Registrant's Form 1-A Offering
                                      Statement (SEC File No. 24D-3802 SML)

10.2     Stock Purchase Agreement     Incorporated by reference to Exhibit
         among Registrant, Graves     6.2 to Registrant's Form 1-A Offer-
         Oil & Butane Co., Inc. and   ing Statement (SEC File No. 24D-3802
         Theron J. Graves dated June  SML)
         23,1993, Amendment dated
         August 23, 1993 and Closing
         Memorandum dated September
         28, 1993

10.3     $2,350,000 Promissory Note   Incorporated by reference to Exhibit
         payable to Theron J. Graves  6.3 to Registrant's Form 1-A Offering
         and Security Agreement       Statement (SEC File No. 24D-3802 SML)

10.4     Notes Receivable ($550,000   Incorporated by reference to Exhibit
         and $100,000) from Theron    6.4 to Registrant's Form 1-A Offer-
         J. Graves                    ing Statement (SEC File No. 24D-3802
                                      SML)

10.5     Registrantion Agreement      Incorporated by reference to Exhibit
         regarding Subsidiary's       6.5 to Registrant's Form 1-A Offering
         Preferred Stock              Statement (SEC File No. 24D-3802 SML)

10.6     Security Agreement regard-   Incorporated by reference to Exhibit
         ing Subsidiary's Preferred   6.6 to Registrant's Form 1-A Offering
         Stock                        Statement (SEC File No. 24D-3802 SML)

10.7     Consulting Agreement with    Incorporated by reference to Exhibit
         Theron J. Graves             6.7 to Registrant's Form 1-A Offering
                                      Statement (SEC File No. 24D-3802 SML)

10.8 Lease regarding corporate Incorporated by reference to Exhibit offices and storage yard 6.11 to Registrant's Form 1-A Offer-
                                      ing Statement (SEC File No. 24D-3802
                                      SML)

10.9     Lease regarding Albuquerque  Incorporated by reference to Exhibit
         warehouse                    6.12 to Registrant's Form 1-A Offer-
                                      ing Statement (SEC File No. 24D-3802
                                      SML)

10.10    Lease regarding East Main    Incorporated by reference to Exhibit
         Properties                   6.13 to Registrant's Form 1-A Offer-
                                      ing Statement (SEC File No. 24D-3802
                                      SML)

10.11    Norwest Credit and Security  Incorporated by reference to Exhibit
         Agreement                    6.14 to Registrant's Form 1-A Offer-
                                      ing Statement (SEC File No. 24D-3802
                                      SML)

10.12 $4,000,000 Note Payable to Incorporated by reference to Exhibit Norwest (partially drawn 6.15 to Registrant's Form 1-A Offer-
         upon)                        ing Statement (SEC File No. 24D-3802
                                      SML)

10.13    Meteor Corporate Guarantee   Incorporated by reference to Exhibit
         as regarding Norwest         6.16 to Registrant's Form 1-A Offer-
                                      ing Statement (SEC File No. 24D-3802
                                      SML)

10.14    Employment Agreement with    Incorporated by reference to Exhibit
         Edward J. Names              6.17 to Registrant's Form 1-A Offer-
                                      ing Statement (SEC File No. 24D-3802
                                      SML)

10.15    Leases regarding Cortez      Incorporated by reference to Exhibit
         truck stop                   6.18 to Registrant's Form 1-A Offer-
                                      ing Statement (SEC File No. 24D-3802
                                      SML)

10.16    Agreement between the        Incorporated by reference to Exhibit
         Registrant and Hillger Oil   10.16 to Company's Registration
                                      Statement on form 10 (SEC File No.
                                      0-27986)

10.17    Lease Agreement between      Incorporated by reference to Exhibit
         Hillger Oil Co., Inc. and    10.17 to Company's Registration
         Hillco, Inc.                 Statement on Form 10 (SEC File No.
                                      0-27968)

10.18    Credit and Security Agree-   Incorporated by reference to Exhibit
         ment between Hillger Oil     10.18 to Company's Registration
         Co., Inc. and Norwest        Statement on Form 10 (SEC File No.
         Business Credit, Inc.        0-27968)

10.19    Project Development and      Incorporated by reference to Exhibit
         Shareholders' Agreement      10.19 to Company's Registration
         for Pakistan Power Project   Statement on Form 10 (SEC File No.
                                      0-27968)

10.20    Amended and Restated Share   Incorporated by reference to Exhibit
         Exchange and Reorganization  10.20 to Company's Registration
         Agreement                    Statement on Form 10 (SEC File No.
                                      0-27968)

10.21    Amendment to Employment      Incorporated by reference to Exhibit
         Agreement with Edward J.     10.21 to Company's Registration
         Names                        Statement on Form 10 (SEC File No.
                                      0-27968)

10.22    Amended and Restated         Incorporated by reference to Exhibit
         Promissory Note from Saba    10.22 to Company's Registration
         Petroleum Company to Capco   Statement on Form 10 (SEC File No.
         Resources, Inc.              0-27968)

10.23    1997 Incentive Plan          Filed herewith electronically

10.24 Second Amended and Restated Filed herewith electronically Agreement between Meteor
         Industries, Inc., Capco
         Resources, Inc. and Saba
         Petroleum Company

10.25    Shareholder's Agreement      Filed herewith electronically
         among Cogen Technologies,
         Saba Capital Company, LLC,
         Capco Resources, Inc., et
         al

10.26    Letter Agreement with        Filed herewith electronically
         Western Energy Resources
         Limited

10.27    Letter Agreement between     Filed herewith electronically
         Meteor Industries, Inc.
         and Capco Resources, Ltd.
         dated April 23, 1996

11       Computation of per share     Filed herewith electronically
         earnings of common stock

21       Subsidiaries of the          Filed herewith electronically
         Registrant

27.1    Financial Data Schedule for   Filed herewith electronically
        fiscal year ending
        December 31, 1996

COOPERS                                   Coopers & Lybrand L.L.P.
&LYBRAND                                  a professional services firm

            Report of Independent Accountants

To the Board of Directors
 of Meteor Industries, Inc.:

We have audited the consolidated financial statements of Meteor Industries, Inc. as of December 31, 1996 and 1995 and for the years then ended, as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meteor Industries, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 17, the accompanying 1995 financial statements have been restated.

/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

Denver, Colorado
April 24, 1997

Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                               METEOR INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                               December 31      December 31
                                                  1996              1995
CURRENT ASSETS
  Cash and cash equivalents                   $   151,992      $    95,150
  Restricted cash                         928,355          541,964
  Accounts receivable-trade, net of
   allowance                                    5,134,276        4,232,071
  Accounts receivable, related party      109,149           48,000
  Notes receivable, related party                 736,045          156,962
  Inventory                                     1,221,729        1,332,642
  Deferred tax asset                                   --          149,824
  Other current assets                            206,401          151,103

          Total current assets                  8,487,947        6,707,716

Property, plant and equipment, net              8,277,368        8,568,392

Other assets
 Notes receivable, related party                1,598,430        2,202,210
 Investments in closely held businesses         1,285,407          409,141
 Other assets                                     784,579          661,737

          Total other assets                    3,668,416        3,273,088

               TOTAL ASSETS                   $20,433,731      $18,549,196

                                Continued on next page

                     METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                               December 31      December 31
                                           1996              1995
CURRENT LIABILITIES
 Accounts payable, trade                      $ 3,512,257      $  2,870,045
 Bank overdraft                                   170,308            71,657
 Current portion, long-term debt                2,176,357           561,048
 Accrued expenses                                 212,940           196,909
 Taxes payable                                    730,034           946,102
 Revolving credit facility                      2,141,027         2,275,512

     Total current liabilities                  8,942,923         6,921,273

Long-term debt                                    445,774         2,194,773

Deferred tax liability                          1,773,240         1,893,579

Minority interest in subsidiaries               4,151,903         3,615,398

     Total liabilities                         15,313,840        14,625,023

Commitments and contingencies (Notes 11, 12 and 13)

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,310,138 and
  3,024,903 shares issued and
  outstanding, respectively                         3,310             3,025
  Paid-in capital                               2,660,973         1,927,338
  Retained earnings                             2,455,608         1,993,810

       Total shareholders' equity               5,119,891         3,924,173

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $20,433,731       $18,549,196

The accompanying notes are an integral part of the financial statements.

                     METEOR INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Year Ended December 31
                                          1996               1995

  Net sales                                  $59,984,499      $  9,828,092
  Cost of sales                               49,644,010         7,373,304

     Gross profit                             10,340,489         2,454,788

 Selling, general and administrative
   expenses                                    8,269,292         2,243,612
 Depreciation                                    849,607           151,709

   Total expenses                              9,118,899         2,395,321

 Income from operations                        1,221,590            59,467

Other income and (expenses)
  Interest income                                361,271            28,047
  Interest expense                              (474,136)          (91,621)
  Gain (loss) on sale of assets                   34,323           ( 7,460)

     Total other income and (expenses)           (78,542)          (71,034)


Income (loss) from continuing
  operations before income taxes
  and minority interest                        1,143,048           (11,567)

 Income tax (expense) benefit                   (394,745)            1,470

Income (loss) from continuing
  operations before minority interest            748,303           (10,097)

 Minority interest                              (286,505)          (63,544)

Income (loss) from continuing operations         461,798           (73,641)

Discontinued operations:
  Income from discontinued operations
   (net of applicable income taxes
   of $452,620)                                       --           441,197
  Gain on disposal of discontinued
   operations (net of applicable taxes
   of $100,000)                                       --         1,429,256

      Net income                              $  461,798       $ 1,796,812

 Income (loss) per common share from
    continuing operations                     $      .15       $      (.15)

Net income per common share                   $      .15       $      3.67

The accompanying notes are an integral part of the financial statements.

                    METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Years Ended December 31, 1996 and 1995

                                             Additional
                               Common Stock   Paid-In    Retained
                              Shares  Amount  Capital    Earnings     Total
                            --------- ------ ---------- ---------- ----------
Balance - January 1, 1995         100 $  100 $  511,920 $  196,998 $  709,018
Stock issued and restated
for reverse acquisition     3,022,803  2,923  1,411,420             1,414,343

Stock issued during
the year                        2,000      2      3,998                 4,000

  Net income                                             1,796,812  1,796,812


Balance - December 31,
1995                        3,024,903  3,025  1,927,338  1,993,810  3,924,173


Stock issued during
the year                   285,235    285    733,635               733,920

  Net income                                               461,798    461,798

Balance - December 31,
1996                        3,310,138 $3,310 $2,660,973 $2,455,608 $5,119,891

The accompanying notes are an integral part of the financial statements.

                     METEOR INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Year Ended December 31
                                             1996        1995
Cash flows from operating activities
 Net income                                       $  461,798     $1,796,812
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                       849,607        159,416
 (Gain)/loss on disposal of property & equipment     (34,323)         7,460
 Deferred income taxes                                35,269         (1,470)
 Minority interest                                   286,505         63,544
 Other                                               (11,486)            --
 Changes in assets and liabilities, net of
  effects from reverse acquisitions
 (Increase)/decrease in accounts receivable       (1,018,354)      (127,762)
 (Increase)/decrease in inventories                  110,913        (32,022)
 (Increase)/decrease in other current assets         (55,298)        22,297
  Increase in accounts payable                       642,212        289,544
  Increase/(decrease) in accrued liabilities          10,247       (113,889)
  Increase/(decrease) in  taxes payable             (216,068)        60,115
 (Increase)/decrease in other assets                (219,069)         8,207
  Discontinued operations                                  0        (31,160)

  Net cash provided(used)by operating activities     841,953      2,101,092

Cash flows from investing activities
  Cash proceeds from sale of property                116,885              0
  Purchases of property and equipment               (253,202)       (57,003)
  Loans to related parties                           (68,220)    (1,516,000)
  Net cash from reverse acquisition                        0        537,853
  Investment in closely held business               (876,266)      (401,999)
  Note receivable payments                           158,188         58,556

  Net cash provided (used) by investing activities  (922,615)    (1,378,593)

Cash flows from financing activities
  Borrowings on revolving credit facilities       56,203,123      7,734,473
  Payments on revolving credit facilities        (56,337,608)    (7,922,104)
  Increase in bank overdraft                          98,651         71,657

  Borrowings on long-term debt                       133,727         82,215
  Sale of minority interests in subsidiary           250,000            -
  Payments on long-term debt                        (582,417)       (56,903)
  Proceeds from common stock issued                  733,920          4,000
  Restricted cash                                   (386,391)      (541,964)
  Insurance Proceeds                                  24,499             --

Net cash provided (used)by financing activities      137,504       (628,626)

Net increase (decrease) in cash and equivalents       56,842         93,873

Cash and equivalents, beginning of period             95,150          1,277

Cash and equivalents, end of period               $  151,992    $    95,150

                  METEOR INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
                                             For the Year Ended December 31
                                            1996        1995
NON CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of CRI by issuance of stock
 accounted for as a reverse acquisition
  Property, plant and equipment                 $        --      $2,066,503
  Deferred taxes                                $        --      $ (805,936)
  Stockholders' equity                          $        --      $1,260,567

Acquisition of property with debt               $   315,000      $       --
Accounts receivable replaced with
  note receivable                               $    55,000              --

Other operating cash flow information:

Cash paid for taxes                             $   537,600      $   34,152
Cash paid for interest                          $   485,531      $   53,005

   The accompanying notes are an integral part of the financial statements.

                                METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1996

NOTE 1  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc.("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Graves Oil & Butane Co., Inc. ("Graves"), which was acquired effective September 1, 1993, is a wholesale and retail distributor of petroleum products primarily in northern New Mexico, Colorado, Arizona and Utah. Graves also operates retail gasoline and convenience stores in northern New Mexico and Colorado. El Boracho, Inc., which was acquired September 1, 1993, holds a liquor license for use by an Albuquerque, New Mexico convenience store. Hillger Oil Company ("Hillger"), which was acquired effective April 1, 1995, is a wholesale and retail distributor of petroleum products primarily in southern New Mexico and Arizona. In addition, Hillger operates and owns through a subsidiary, Hatch Pyramid LLC, retail gasoline and convenience stores in southern New Mexico. Capco Resources, Inc. ("CRI"), is a holding Company involved in the development of a power project in Pakistan. The acquisition of CRI was accounted for as a reverse acquisition with CRI treated as the acquirer (See
Note 15). The historical accounts of CRI are reflected in the 1995 financial statements for the full year. Information for Meteor is included since November 2, 1995, the date of acquisition. In 1996 the Company transferred its ownership of CRI to Meteor Holdings LLC ("MHL"). Innovative Solutions and Technologies, Inc. ("IST") is involved in providing environmental consulting. Capco Analytical Services, Inc. ("CAS") is involved in providing laboratory analysis.

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries, Graves, including its wholly owned subsidiary, El Boracho, Inc., Hillger including its wholly owned subsidiary Hatch Pyramid LLC, CAS and IST and Meteor's 73% owned subsidiary, Meteor Holdings LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents include certificates of deposit with original maturity dates of 3 months or less or cash in local banks.

RESTRICTED CASH - The Company has revolving bank credit facilities which require the use of depository accounts from which collected funds are transferred to the lender. The lender then applies these collections to the revolving credit facilities. These accounts are controlled by the lender.

INVENTORIES - Inventories are stated at the lower of cost or market. Inventories of petroleum products, greases and oils, and related products are stated at weighted average cost for Hillger and the last in first out (LIFO) basis for Graves. Sundries inventories are valued by the retail method and stated on the first in, first out (FIFO) basis which is lower than market. Approximately $324,000 of inventory is valued using the LIFO method.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost; major renewals and improvements are charged to the property and equipment accounts; while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed currently.

At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

REVENUE RECOGNITION - Revenue from product sales is recognized when the product is delivered. Revenue from services is recognized when the services are performed and billable.

DEPRECIATION - Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES
       Buildings and improvements                      5 to 40 years
       Equipment                                       5 to 20 years

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLES - The Company continually monitors its costs in excess of net assets acquired (goodwill) and its other intangibles to determine whether any impairment of these assets has occurred. In making such determination with respect to goodwill, the Company evaluates the performance using cash flows, on an undiscounted basis, of the underlying businesses which gave rise to such amount. With respect to other intangibles, which include the cost of license agreements, covenants not to compete and organization costs, the Company bases its determination on the performance using cash flows, on an undiscounted basis, of the related products. The Company's goodwill results from the acquisition of Hillger. The assets acquired in these transactions continue to contribute a significant portion of the Company's net revenues and earnings.

Substantially all costs in excess of net assets (goodwill) of subsidiaries acquired are being amortized on the straight-line method over fifteen years.

Other intangibles, which include the costs of license agreements, covenants not to compete and organization costs are being amortized over five years using the straight-line method.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. The deferred taxes represent the future consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

ENVIRONMENTAL EXPENDITURES - Expenditures that relate to current operations are expended or capitalized as appropriate for each expenditure. Whenever an expenditure relates to an existing condition caused by past operations and does not contribute to future revenues, the expenditure is expensed currently. Liabilities are recorded when remedial efforts are probable and the cost can be reasonably estimated.

EARNINGS PER SHARE - Earnings per common and common equivalent share are computed by dividing the net income by the weighted average number of common shares outstanding. The number of shares used in the earnings per share computation for 1996 is 3,184,397 and for 1995 is 489,035. The 1995 number of shares reflects CRI's equivalent share activity for ten months and Meteor share activity from the date of the reverse acquisition.

NOTE 2 -- PROPERTY AND EQUIPMENT

The major classifications of property and equipment are as follows:

                                        1996              1995
       DESCRIPTION                     AMOUNT            AMOUNT
       Land                          $1,326,349       $ 1,334,374
       Buildings and improvements     1,378,282           899,089
       Equipment                      6,512,753         6,511,294

                                      9,217,384         8,744,757

       Accumulated depreciation        (940,016)      (   176,365)

       Net property and equipment    $8,277,368        $ 8,568,392

NOTE 3 -- NOTES RECEIVABLE - RELATED PARTIES

The Company has two outstanding notes receivable from its minority interest shareholder (100% preferred stockholder of Graves) in the amounts of $550,000 and $100,000. The $550,000 note is due October 1, 1997, and is collateralized by real estate. However, if the collateral is sold prior to satisfaction of this note, then one half of the lesser of the outstanding balance or the sale proceeds of the assets will be applied to reduce the liquidation preference of the preferred stock (discussed in Note 7), and the remaining one half will be applied to reduce the note payable to the minority interest shareholder. Interest is receivable semiannually and is determined at each anniversary based on Citibank of New York prime plus 2%. The interest rate at December 31, 1996 and 1995, was 10.25% and 10.50%, respectively. The $100,000 note is unsecured and is due October 1, 1997, with interest accrued from September 28, 1994. Interest is computed semiannually at Citibank of New York prime plus 2%, being 10.25% and 10.50% at December 31, 1996 and 1995, respectively. Accrued interest receivable at December 31, 1996 and 1995, totaled $45,793 and $36,210, respectively.

The Company has a note receivable from another subsidiary of Capco Resources Ltd. (a 57% owner of the Company) in the amount of $1,516,000 due April 1, 2006. Interest is receivable semiannually at a rate of 9%.

NOTE 4 -- INVESTMENTS IN CLOSELY HELD BUSINESSES

The Company owns 50% of the Graves Rio Rancho No. 1 Ltd. Co. The investment was acquired in May 1994. The Company reports its investment in this limited liability company using the equity method. The carrying value was $133,263 at December 31, 1996. This investment is not publicly traded.

The Company owns 50% of the Coors Pyramid L.L.C. The investment was acquired in June, 1996. The Company reports its investment in this limited liability company using the equity method. The carrying value was $153,680 at December 31, 1996. This investment is not publicly traded.

The Company owns 33% of American L.P., Ltd. The investment was acquired in December 1995, for $100,014. The Company reports its investment in this limited liability Company using the equity method. This investment is not publicly traded. The carrying value was $65,302 at December 31, 1996.

At December 31, 1996, the Company had invested $683,162 in Meteor Holdings LLC ("MHL") MHL owns an interest in Saba Power Company, Ltd. (the "Power Project"). The investment in the Power Project is reported using the cost method. The

Company also entered into an agreement with Saba Petroleum Company ("Saba") whereby Saba, a related party, participated in the Power Project. Saba invested $250,000 in MHL resulting in MHL's total investment of $933,162 in the Power Project. Saba owns a .5% interest in the Power Project through its ownership of 27% of MHL. The Company owns 1.5% of the Power Project through its ownership of 73% of MHL. Saba's .5% interest in the project is subject to the same terms and conditions as the Company's 1.5% interest. These percentages, however, could be reduced in the event that other shareholders of Saba Power are required to make additional contributions to equity.

MHL has obtained the right to sell its interest in Saba Power to an affiliate of one of the other shareholders for approximately the amount of its contribution on October 26, 1996, for a period of 120 days. The Company's investment in the Power Project is not expected to provide any significant cash flow to the Company for at least three to four years. Further, if during the next 2-3 years certain enhancements to the Power Project contracts are not obtained from the Government of Pakistan, then cash flow from the Power Project will not be earned by or distributed to the Company.

During 1996, Saba Power Company Ltd. and the shareholders thereof, including the Company, completed the final negotiations with the project's construction lender and the engineering procurement and construction contractor was given a limited release to commence construction activities on the project, which was subsequently suspended. On March 4, 1997, all required equity capital was fully subscribed and paid by the shareholders in the form of cash or letters of credit; all documentation fees were paid to the Government of Pakistan; the construction contractor was given a full release. All required consents were obtained from the Government of Pakistan, and all defaults were cured. Due to the changing political climate in Pakistan and the economic risks involved, the Company's management decided not to invest additional capital in the project. All debt and equity financing for the Power Project was completed on March 4, 1997, in the total amount of over $150,000,000.

In connection with this transaction, the Company's co-developer, Cogen Technologies, agreed to pay a consulting fee for services provided in 1996, to the founding partners, of which MHL's share totals $400,000 with the possibility of receiving up to an additional $350,000 over a three year period if certain contract enhancements are obtained from the Government of Pakistan; however, there can be no assurance that such enhancements can or will be
obtained.   MHL incurred approximately $124,000 in expenses to outside sources in providing these consulting services. The Company's share of the $276,000 in net revenues totals $200,000 by virtue of its 73% ownership of in MHL.

The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

NOTE 5  -- REVOLVING CREDIT FACILITY

Revolving Credit Facility at December 31, consisted of the following:

                                            1996         1995
$3,000,000 revolving bank credit facility,
payable to Norwest Business Credit, Inc.,
bearing interest at Norwest Bank Minnesota,
N.A., base rate plus 2.0% (10.25% and 11.25%
at December 31, 1996 and 1995, respectively),
due June 1999.  Collateralized by trade
accounts receivable and inventory of Graves        $1,861,189    $2,039,944

$1,500,000 revolving bank credit facility,
payable to Norwest Business Credit, Inc.,
bearing interest at Norwest Bank Minnesota,
N.A., base rate plus 2% (10.25% and 10.75%
at December 31, 1996 and  1995, respectively),
due June 30, 1999.  Collateralized by trade
accounts receivable and inventory of Hillger      $   279,838    $  235,568

The revolving bank credit facility agreements require the Company to maintain certain net worth and performance ratio levels and meet certain financial reporting requirements. As discussed in Note 1, payments on these loans are made through collateral cash accounts in the name of the lender. The unused borrowing base at December 31, 1996, was $938,606.

Hillger was in default in its net worth requirement in December, 1996, Hillger received a waiver of this default. Graves and Hillger were in default of certain financial reporting requirements for which waivers were obtained.

NOTE 6 -- LONG-TERM DEBT

     Long-term debt at December 31, consisted of the following:

                                            1996         1995
Note payable to Theron Graves, semiannual
payments of $200,000 including interest at
prime plus 2% (10.25% and 10.75% at December
31, 1996 and 1995, respectively), collateralized
by half of Graves common stock, matures
October 1997.                                     $1,759,139    $1,955,663

Note payable to First National Bank of
Farmington, monthly payments of $19,000
including interest at prime plus 2% (10.25%
and 10.75% at December 31, 1996 and 1995,
respectively) collateralized by mortgage on
buildings and land, matures January 1998.            211,872       388,048

Note payable to Norwest Business Credit, Inc.,
monthly payments of $10,417 plus interest at
Norwest Bank of Minnesota, N.A. base rate plus
3.0% (11.25% and 11.75% at December 31,
1996 and 1995, respectively), collateralized by
property and equipment, due June 1998.               187,494       312,498

Note payable to The Spot, quarterly payments of
$14,326 plus interest at 7.00%, collateralized
by mortgage on building and land, matures
December, 2003.                                      315,000            --

Note payable to unaffiliated third party
annual payout of $20,000 with no interest
and no collateral, matures June, 2000.
non-compete agreements                                60,000            --

Note payable to Ford Motor Credit, monthly
payments of $329 including interest at 11.9%,
collateralized by equipment, matures
December, 1999.                                        9,919        12,459

Note payable to GMAC, monthly payments
of $257, including interest at 9.95%,
collateralized by equipment, matures
April, 2000.                                           8,533           --

Note payable to GMAC, monthly payments
of $387, including interest at 9.95%,
collateralized by equipment, matures
April, 1999.                                           9,330            --

Note payable to GMAC, monthly payments
of $604, including interest at 10.12%,
collateralized by equipment, matures
December, 1999.                                       18,681        23,754

Leases payable (Note 14)                              42,163        63,399

     Total                                         2,622,131     2,755,821

Current portion                                   (2,176,357)     (561,048)

     Long-term debt                                $ 445,774    $2,194,773

The following is a schedule by years of the repayment of long-term debt:

            PERIOD ENDING
            DECEMBER 31,                     AMOUNT
                1997                           $2,176,357
                1998                              161,973
                1999                               68,795
                2000                               58,453
                2001                               50,464
                Remaining                         106,089

                   Total                       $2,622,131

NOTE  7 -- MINORITY INTEREST IN SUBSIDIARIES

The Series A Convertible Preferred Stock of Graves is limited voting stock and is entitled to cumulative annual dividends at a rate of 8% of the liquidation value. These securities are convertible into common stock of Graves or Meteor at the bid price on the date of conversion or 22.2% of Meteor based on whichever calculation yields fewer shares. The record holder has the right to vote on matters which affect the rights of the class and to elect two of the seven members of Graves' board of directors. In the event of default under the Meteor promissory note issued to purchase the Graves common stock, the holder of the Series A Convertible Preferred Stock has the ability to elect all of the Graves directors. The Company may at any time redeem all or any portion of the Series A Convertible Preferred Stock outstanding at an amount equal to the liquidation value plus all accrued and unpaid dividends. At any time after September 15, 2000, the record holder shall have the right to have the Company redeem all or any portion of the shares outstanding at the price stated above. No dividends have been declared by the board of directors. Dividends in arrears amount to $945,192 and $685,075 as of December 31, 1996 and 1995, respectively. The minority interest is recorded at its discounted value in the amount of $3,825,903. Dividends and accretion of the preferred stock discount are reflected in minority interest on the income statement.

The Company owns 73% of MHL which owns 100% of Capco Resources, Inc. The minority interest of 27% is recorded at its cost basis of $326,000.

NOTE 8 -- INCOME TAXES

The provision for income taxes from continuing operations consists of the following components:
                                                   1996        1995
     Current tax expense                         $359,476    $     0
     Deferred tax expense (benefit)                35,269     (1,470)
          Total provision (benefit)              $394,745    $(1,470)

The following reconciles the tax provision with the expected provision obtained by applying federal and state statutory rates to pretax income (loss) from continuing operations:
                                                   1996          1995
      Expected tax provision                     $445,789     $  (3,933)
      Nondeductible expenses                        4,407         2,425
      Benefit of operating loss carryforwards     (40,107)           --
      Other                                       (15,344)           38
          Total provision                        $394,745     $  (1,470)

The deferred tax asset (liability) in the accompanying balance sheet includes the following components:
                                                    1996          1995
    Current:
      Deferred tax asset(liability), federal     $  (5,042)   $   130,616
      Deferred tax asset(liability), state            (742)        19,208

       Net current deferred asset(liability)     $  (5,784)   $   149,824

    Noncurrent:
      Deferred tax liability, federal            $(1,535,934) $(1,650,812)
      Deferred tax liability, state                 (237,306)    (242,767)

       Net noncurrent deferred tax liability     $(1,773,240) $(1,893,579)

       Net deferred tax liability                 (1,779,024) $(1,743,755)

Components of deferred income taxes at December 31, were as follows:

                                                   1996          1995
     Deferred tax asset:
      Accounts receivable                     $    82,776      $   80,272
      Net operating loss carryforwards                --           40,170
      Other                                        23,764          29,382

        Total deferred tax liability              106,540         149,824

     Deferred tax liability:
      Depreciation and amortization           $(1,773,240)    $(1,893,579)
      Other                                      (112,324)             --

      Total deferred tax liability             (1,885,564)     (1,893,579)
      Net deferred tax liability               (1,779,024)     (1,743,755)

NOTE 9 -- DEFINED CONTRIBUTION PLAN

Graves adopted a 401(k) profit sharing plan effective January 1, 1994.
Excluded from the plan are employees whose employment is governed by a collective bargaining agreement that includes retirement benefits. Contributions to the plan are voluntary through a salary reduction agreement up to a maximum of 15% of compensation. Matching contributions and other additional contributions may be made by the employer at the employer's discretion. No contributions were made for the year ended December 31, 1995 and contributions for the year ended December 31, 1996, were $17,014.

Hillger adopted a 401(k) profit sharing plan effective April 1, 1994. No employees are excluded from the plan. Contributions to the plan are voluntary through a salary reduction agreement up to a maximum of 15% compensation. Matching contributions and other additional contributions may be made by the employer at the employer's discretion. For the years ended December 31, 1996 and
1995, Hillger's contribution was $13,056 and $4,346, respectively.

NOTE 10 -- RELATED PARTY TRANSACTIONS

The Company used space, telephone and secretarial services of a corporation controlled by officers of the Company. Expenses are paid by the Company as invoiced. At December 31, 1996 and 1995, amounts payable to related parties were $-0- and $21,256, respectively. These services were discontinued in 1996.

The following are transactions that occurred with the minority interest (100% preferred stockholder) in Graves Oil & Butane Co., Inc.:

The Company leases certain real estate from the preferred stockholder. For the years ended December 31, 1996 and 1995, rents paid were $54,643 and $9,102, respectively.

The Company has land, buildings, and equipment in Springerville, Arizona, and equipment in St. Johns, Arizona, which were used by a relative of the preferred stockholder. The Company did not charge for the use of its properties but received revenue from the sale of its products. During the years ended December 31, 1996 and 1995, revenues reported amounted to $56,612 and $56,864, respectively. The properties are now closed and the Company is in the process of selling the land, buildings, and equipment.

The Company sells its products to other entities controlled by the preferred stockholder. During the years ended December 31, 1996 and 1995, revenues reported amounted to $1,018,928 and $224,425, respectively.

The preferred stockholder is indebted to the Company on two notes totaling $650,000 as described in Note 3. Interest receivable at December 31, 1996 and 1995, was $45,793 and $36,210, respectively. Interest earned during the years ended December 31, 1996 and 1995, was $66,790 and $11,677, respectively.

The Company is indebted to the preferred stockholder for $1,759,139 as described in Note 6. Interest payable at December 31, 1996 and 1995, was $45,078 and $54,903, respectively. Interest expense during the years ended December 31, 1996 and 1995, for this note was $193,369 and $36,602, respectively.

The Company has entered into a consulting agreement with the preferred stockholder which provides for payments of $1,500 per month and the use of a vehicle; fuel for such vehicle; a personal automobile; health, life, disability, and automobile insurance; and reimbursement of various expenses including club dues. During the years ended December 31, 1996 and 1995, the fees paid were $27,232 and $3,570, respectively.

NOTE 11 -- ENVIRONMENTAL PROTECTION EXPENDITURES

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

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. During the period ended December 31, 1996 and 1995, the Company expended $31,167 and $5,876, respectively, for site assessment and related cleanup costs. Included in other assets at December 31, 1996 and 1995, are unreimbursed costs from the State of New Mexico of $125,761 and $94,593, respectively.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

The Company is contingently liable for certain costs associated with leasehold improvements made by a supplier on property of customers of Graves. The liability for the costs is amortized over a five-year period with the Company becoming responsible for payment to the supplier if fuel purchases fail to meet certain volumes. At December 31, 1996 and 1995, the Company was contingently liable for $11,462 and $31,175, respectively, in unamortized costs. Future losses, if any, cannot be estimated at this time.

The Company has in escrow 400,000 shares in a Canadian corporation and a $150,000 cash deposit related to the sale of a subsidiary in 1995. Both the deposit and the shares are subject to reduction depending on various factors related to the subsidiary sale. The Company has not recognized any gain or asset related to the escrow items.

The Company is a co-signer on the Phillips Performance Fund, Inc. note for $504,982 for its 50% owned equity investment in Coors Pyramid LLC.

NOTE 13 -- OPERATING LEASES

The Company has entered into various noncancelable leases for land, buildings and equipment with terms ranging from 3 to 15 years. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and expenses related to the leased property. Total rent expense under operating leases for the years ended December 31, 1996 and 1995, was $771,716 and $123,723, respectively.

Minimum future obligations on leases in effect at December 31, 1996, are:

           December 31, 1997                      $   759,000
           December 31, 1998                      $   753,000
           December 31, 1999                      $   705,000
           December 31, 2000                      $   663,000
           December 31, 2001                      $   665,000
           Thereafter                             $ 2,145,000

Annual minimum future rental payments have not been reduced by $42,000 of sublease rentals to be received in the future under non-cancelable subleases.

NOTE 14 -- CAPITAL LEASES

As of December 31, leased property under capital leases by major classes was as follows:
                                                  1996            1995
     Buildings and improvements                $   18,141    $   18,141
     Equipment                                    119,600       106,292
     Accumulated amortization                     (69,492)      (44,350)

        Net leased property                    $   68,249    $   80,083

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996:

           December 31, 1997                          $ 32,785
           December 31, 1998                             5,670
           December 31, 1999                             3,832
           December 31, 2000                             3,832
           December 31, 2001                             2,875

           Total minimum lease payments                 48,994
           Less: amount representing interest            6,831

           Present value of minimum lease payments    $ 42,163

NOTE 15 - BUSINESS COMBINATION

Effective November 2, 1995, Meteor Industries, Inc. acquired 100% of the issued and outstanding common stock of Capco Resources Inc. ("CRI") in exchange for 1,745,000 shares of Meteor common stock. The shares were valued at $2.51 each for a total consideration of $4,379,950. The $2.51 value was determined using the market price of the Company's stock at the date of the transaction and averaging that with a recent private placement. The acquisition was treated as a reverse acquisition of Meteor by CRI. Accordingly, the results of operations of CRI are included in the accompanying financial statements since January 1, 1995. The results of operations of Meteor are included in the accompanying financial statements since the date of the acquisition. The total cost of the acquisition by CRI exceeded the book value of Meteor by $2,066,503. The excess was allocated to property and equipment based on appraised value and will be depreciated over the estimated remaining useful lives of the assets. The unaudited results of operations on a pro forma basis for the year ended December 31, 1995 are as follows:

       Revenues                                            $57,721,328
       Income (loss) from continuing operations            $  (285,335)
       Income (loss) per share                             $      (.16)

NOTE 16 -- STOCK OPTION AND INCENTIVE EQUITY PLANS

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma disclosures as if the Company adopted the expense recognition requirements under SFAS No. 123 in 1996 are presented below.

A stock option plan providing for the issuance of incentive stock options and non-qualified stock options to the Company's key employees was approved by the Company's stockholders on April 15, 1994. Pursuant to the plan, 500,000 shares of the Company's $.001 par value common stock have been reserved for issuance. Options must be granted at prices not less than 100% of fair market value at the time the option is granted. Options issued to each employee vest in equal installments on the anniversary dates of the date the options were granted. No options have been exercised. The Company's common stock options were granted at exercise prices equal to, or in excess of, market prices on the grant dates, and therefore no compensation cost was recognized. The majority of the options outstanding at December 31, 1996 will vest by December 31, 1998.

A summary of the status of the Company's stock option plans as of December 31, 1996 and 1995, is presented below:

                                      1996                     1995
                             ----------------------   ----------------------
                                        WEIGHTED                 WEIGHTED
                                        AVERAGE                  AVERAGE
                             SHARES  EXERCISE PRICE   SHARES  EXERCISE PRICE
                             ------  --------------   ------  --------------
Outstanding at beginning
 of year                     312,400    $  3.60       108,000    $  3.90
Granted                      105,000    $  3.50       236,000    $  3.46
Exercised
Forfeited                    (54,100)   $  3.63       (31,600)   $  3.54

Outstanding at end
 of year                     363,300    $  3.57       312,400    $  3.60

Options exercisable
 at Year-End                 123,934    $  3.66        28,400    $  3.95

Options Available for
 Future Grant                136,700      N/A         187,600      N/A

                           NUMBER OF      EXERCISE PRICE
DATE OPTIONS GRANTED        OPTIONS         PER SHARE      VESTING PERIOD
--------------------       ---------      --------------   --------------
October 1, 1993              41,000          $  3.00          5 years
February 1, 1994             31,300          $  5.25          3 years
August 4, 1995               21,000          $  3.00          3 years
November 30, 1995           215,000          $  3.50          3 years
May 31, 1996                105,000          $  3.50          5 years

The following table summarizes information about stock options outstanding at December 31, 1996:

                    OPTIONS           WEIGHTED AVERAGE         OPTIONS
EXERCISABLE      OUTSTANDING AT        REMAINING CON-       EXERCISABLE AT
   PRICE        DECEMBER 31, 1996      TRACTUAL LIFE        DECEMBER 31, 1996
-----------     -----------------     ----------------     -----------------
   3.00              41,000                  7                  24,600
   5.25              31,300                  8                  20,867
   3.00              21,000                  4                   7,000
   3.50             215,000                  4                  71,667
   3.50              55,000                  5                     -0-

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1996 and 1995, would have been reduced to the pro forma amounts indicated below:

                                               1996            1995
Net Income:          As reported            $  461,798      $1,215,337
                     Pro Forma              $  368,367      $1,138,931

Earnings per share:  As reported            $      .15      $     2.49
                     Pro Forma              $      .12      $     2.33

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends both years; an expected life of 5 years for both years, expected volatility of 95% and 57% for 1996 and 1995, respectively, and a risk free rate of return of 6.40 and
6.37 percent, respectively.  The weighted average fair value of those purchase
rights granted in 1996 and 1995 was $2.54 and $1.75 respectively.    SFAS No.
123 does not apply to awards prior to 1995.

In November 1995, Meteor granted an option to a consultant to purchase a total of 100,000 shares of Meteor's Common Stock. This option was exercisable at $2.50 per share, but expired unexercised on January 31, 1997.

NOTE 17 -- DISCONTINUED OPERATIONS

The 1995 financial statements have been restated to properly reflect income and the provision for income taxes related to discontinued operations. The net impact of these adjustments was as follows:

                                                  As Previously       As
                                                     Reported      Restated
                                                  -------------   ----------
     Income from discontinued operations           $  398,789     $  441,197

     Gain on disposal of discontinued operations      890,189      1,429,256

     Net income                                     1,215,337      1,796,812

     Net income per share                               $2.49          $3.67

     a) On September 15, 1995, CRI sold the shares of Saba de Colombia, Inc., a U.S. subsidiary engaged in the exploration and development of petroleum and natural gas in Colombia, to a third party for consideration of $2,601,719, and realized a gain net of taxes on the sale of the shares of $1,429,256. The consideration received was in the form of:

     Cash                                                      $2,401,719
     400,000 cumulative, convertible, redeemable first
       preferred shares of PetroSantander Inc. bearing
       dividends at 8.5%                                          200,000
                                                               $2,601,719

Cash of $150,000 and the preferred shares remain in escrow pending review by Colombian taxing authorities.

     b) In 1995, CRI transferred all of its holdings of Saba Petroleum Company and certain assets and liabilities to CRL and to CAPCO Acquisub, Inc., a wholly-owned subsidiary of CAPCO Resources Ltd. This transaction was recorded at book value. The net assets transferred had a book value of approximately $(400,114).

The Company has been indemnified by Capco Resources Ltd. with respect to certain tax liabilities. The Company has recorded a receivable for $48,000 which was received prior to the issuance of the financial statements.

     The discontinued operations results for 1995 are as follows:

                                                            YEAR ENDED
                                                        DECEMBER 31, 1995
Income
 Oil and gas sales (net of royalties)                      $14,197,860
 Other income                                                  843,793

                                                            15,041,653
Expenses
 Production and operating                                    8,695 733
 General and administrative                                  1,986,967
 Interest and bank charges                                   1,065,011
 Depreciation, depletion and amortization                    2,413,743

                                                            14,161,454

Operating income                                               880,199

Income tax expense                                             452,620
Foreign exchange (gain) loss                                    51,237
Minority interest                                              114,655
Dilution gain                                                 (179,510)

                                                               439,002

Net Income                                                 $   441,197

Gain on disposition, net of tax of $100,000                $ 1,429,256

NOTE 18 - NEW ACCOUNTING PRONOUNCEMENTS

In February, 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earning per Share" ("SFAS No.128"). The standard requires presentation of earnings per share on a "basic" (only actual shares outstanding) and "fully diluted" (actual shares outstanding plus the effect of other dilutive securities) basis. At this time, the Company does not expect the adoption of SFAS No.128 to have a material impact on the Company's earnings per share.

NOTE 19 - SUBSEQUENT EVENTS

In February and March of 1997, the Company sold shares and warrants to purchase the Company's Common Stock to 16 accredited investors in a private offering. A total of 130,000 shares of Common Stock and 130,000 warrants were sold in this offering for an aggregate of $520,000 in cash. The Company paid no commissions in connection with this offering. Each warrant allows the holder to purchase one share of Common Stock at $5.00 per share from March 28, 1998 until March 27, 1999.

In March 1997 the Company entered into an out of court settlement with one of its former insurers. As a result, the Company will receive approximately $500,000 in cash after paying its related attorney's fees. Such funds are expected to be received by the end of April 1997.

                              PRICE WATERHOUSE
                            Chartered Accountants
                         1200, 425 - 1st Street S.W.
                           Calgary, Alta.  T2P 3V7

                                403/267-1200
                          Telecopier: 403/233-0883

May 17, 1995, except for Notes 3, 5, 10(b), 10(c) and 10(d) which are as of September 15, 1995 for Notes 3(a) and 10(c) December 1, 1995, for Notes 3(b) and 10(b) and December 29, 1995 for Notes 5 and 10(d)

AUDITORS' REPORT

To the Shareholder of
CAPCO Resources Inc.

We have audited the consolidated balance sheet of CAPCO Resources Inc. as at December 31, 1994 and 1993 and the consolidated statements of operations and retained earnings (deficit) and changes in financial position for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1994 and 1993 and the results of its operations and the changes in its financial position for the three years then ended in accordance with Canadian generally accepted accounting principles.

/s/ Price Waterhouse
Chartered Accountants

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached consolidated balance sheet of CAPCO Resources Inc. as at December 31, 1994 and 1993 and as described in Note 2 of the consolidated financial statements. Our report to the shareholders dated May 17, 1995, except for Notes 3, 5, 10(b), 10(c) and 10(d) which are as of September 15, 1995 for Notes 3(a) and 10(c), December 1, 1995, for Notes 3(b) and 10(b) and December 29, 1995 for Notes 5 and 10(d) is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

/s/ Price Waterhouse
Chartered Accountants

CAPCO RESOURCES INC.
CONSOLIDATED BALANCE SHEET
(in U.S. dollars)
                                                      December 31
                                                    1994        1993
                              ASSETS
Current assets
 Cash                                           $    1,277  $        -
 Accounts receivable                               124,263           -

                                                   125,540           -

Capital assets (Note 4)                            250,344           -
Other assets
 Investment in Saba Power Company Limited
   (Note 5)                                        150,865           -
 Deposits and other                                 12,776           -
 Net assets from discontinued operations
  (held primarily through shares of other
  companies) (Note 3)                              572,036     660,023

                                               $ 1,111,561  $  660,023

                           LIABILITIES
Current liabilities
 Accounts payable                              $   287,814  $        -
 Accrued liabilities                               114,729           -

                                                   402,543           -

                       SHAREHOLDER'S EQUITY
Share capital
 Authorized
  10,000 of $.01 par value common voting
  shares
 Issued and outstanding
  100 common voting shares                             100         100

Contributed surplus                                511,920     511,920

Retained earnings                                  196,998     148,003

                                                   709,018     660,023

                                               $ 1,111,561  $  660,023

Commitments and contingencies
  (Notes 5, 8 and 10)

Approved by the Board
______________________ Director
______________________ Director

                      CAPCO RESOURCES INC.
   CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                           (DEFICIT)
                       (in U.S. dollars)

                                          Year ended December 31
                                       1994        1993       1992
Revenue
 Analytical services and other      $  472,148  $       -  $         -

Expenses
 General and administrative            577,024      2,282            -
 Depreciation and amortization          24,656          -            -

                                       601,680      2,282            -
(Loss) for the year before
  discontinued operations             (129,532)    (2,282)           -

Income from discontinued
  operations (Note 3)                  178,527    690,624      765,220

Net income for the year                 48,995    688,342      765,220

Retained earnings (deficit),
  beginning of year                    148,003   (540,339)  (1,305,559)

Retained earnings (deficit),
  end of year                       $  196,998  $ 148,003   $ (540,339)

(Loss) per share from
  continuing operations             $(1,295.32) $  (22.82)  $        -

Earnings per share                  $   489.95  $6,883.42   $ 7,652.20

                      CAPCO RESOURCES INC.

    CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION
                       (in U.S. dollars)

                                           Year ended December 31
                                        1994       1993       1992
Cash provided by (used in)
  operating activities
    Loss for the year before
      discontinued operations        $ (129,532) $ (2,282) $       -
    Items not affecting cash
      Depreciation and amortization      24,656         -          -

                                       (104,876)   (2,282)         -
  Net change in non-cash working
    capital deficiency                  278,280         -          -
  Cash provided by (used in)
    discontinued operations             266,514     2,282   (511,920)

                                        439,918         -   (511,920)

Cash used in investing activities
  Purchase of capital assets           (275,000)        -          -
  Investment in Saba Power
    Company Limited (Note 5)           (150,865)        -          -
  Deposits and other                    (12,776)        -          -

                                       (438,641)        -          -

Cash provided by (used in) financing
  activities
  Issue of share capital                      -       100          -
  Contributed surplus                         -         -    511,920
  Increase in notes receivable,
    related party                             -      (100)         -

                                              -         -    511,920

Net change in cash for the year           1,277         -          -

Cash, beginning of year                       -         -          -

Cash, end of year                    $    1,277  $      -  $       -

Supplemental disclosure of cash
  flow information

Cash paid during year for Interest
  in discontinued operations         $1,071,405  $790,960  $ 440,078

  Income taxes in discontinued
    operations                       $1,315,480  $ 72,064  $ 112,873

                               CAPCO RESOURCES INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1994
                                 (U.S. dollars)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in Canada. Underlying these principles is the assumption that the Company will be able to realize its assets and pay its liabilities in the normal course of business (refer to Note 2). The more significant of the Company's accounting policies are:

     a)   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiary, CAPCO Analytical Services Inc. Oil and gas and other miscellaneous operations were treated as discontinued operations as a definitive merger agreement which contemplated the sale of these assets was signed January 20, 1995 (see Note 3).

     b)   ANALYTICAL EQUIPMENT

   Analytical equipment is stated at cost less accumulated depreciation. Depreciation of equipment is provided principally on the straight-line method over the estimated useful life of the equipment, ranging from three to seven years.

     c)   INVESTMENT IN SABA POWER COMPANY LIMITED

     The investment in Saba Power Company Limited is recorded using the equity method. All operations to date have been pre-operational project development costs and such costs have been capitalized.

     d)   EARNINGS PER SHARE

     Earnings per share is calculated using the weighted monthly average number of shares outstanding.

2.   CORPORATE ITEMS

     a)   FINANCIAL ITEMS

    At December 31, 1994, the Company had a working capital deficiency of $277,003. The Company's ability to continue as a going concern and to realize its assets and to discharge its liabilities (see Notes 3 and 5) is dependent upon the Company obtaining profitable operations or receiving financial support from its controlling shareholder.

     b)   CONTROL

     At December 31, 1994, the Company was indirectly controlled by an individual who indirectly held 85.29% of the issued common shares of the parent company, CAPCO Resources Ltd. (see Note 10(b)).

     c)   CAPCO ANALYTICAL SERVICES INC.

     In April 1994, the Company formed CAPCO Analytical Services, Inc. ("CAS"). CAS acquired $275,000 in assets to be used in laboratory analyses. CAS assumed liabilities related to the assets of $230,000 and agreed to pay the remaining $45,000 by providing discount laboratory analysis to the seller.

     d)   ACCOUNTING PRESENTATION

     The Company was incorporated in October 1993 and commenced operations when the U.S. assets of its parent company were transferred to it for corporate planning purposes. The historical comparative financial information has been presented as if the Company owned the assets from the time acquired by the parent company as the purchase transaction occurred between companies under common control. Subsequent to December 31, 1994, the majority of the assets transferred by its parent company to the Company were transferred to a related party or sold, and accounted for as discontinued operations.

3.   DISCONTINUED OPERATIONS

     a) On September 15, 1995, the Company sold the shares of Saba de Colombia, Inc., a U.S. subsidiary engaged in the exploration and development of petroleum and natural gas in Colombia, to a third party for fair market value of $2,601,719, and realized a gain net of taxes on the sale of the shares of $1,426,395. The consideration received was in the form of:

     Cash                                               $2,401,719
     400,000 cumulative, convertible, redeemable
     first preferred shares of PetroSantander
     Inc. bearing dividends at 8.5% per annum              200,000

                                                        $2,601,719

     $150,000 and the preferred shares remain in escrow pending review by Colombian taxing authorities.

     b) On December 1, 1995, the Company transferred to CAPCO Acquisub Inc., a wholly-owned subsidiary of CAPCO Resources Ltd., all of its holdings of Saba Petroleum Company and certain other assets and liabilities. This transaction was recorded at book value. The net assets transferred had a book value of approximately $1,220,000.

     The discontinued operations results for 1994, 1993, and 1992 are as follows:
                                               Year ended December 31
                                            1994         1993         1992
  Income                                -----------  -----------  -----------
    Oil and gas sales
     (net of royalties)                 $16,561,431  $14,888,250  $10,736,986
    Other income                            996,658      729,234      516,759

                                         17,558,089   15,617,484   11,253,745
  Expenses
   Production and operating              10,807,058    8,392,673    6,070,781
   General and administrative             2,530,929    2,998,152    1,775,247
   Interest and bank charges              1,252,507      810,168      498,607
   Depreciation, depletion
     and amortization                     2,744,054    2,555,213    1,551,673

                                         17,334,548   14,756,206    9,896,308

  Income before the following               223,541      861,278    1,357,437

  Income tax expense                        540,043      486,947      675,471
  Foreign exchange (gain) loss             (373,787)    (114,313)    (224,115)
  Minority interest                         249,665      (36,676)     140,861
  Dilution gain                            (370,907)    (165,304)           -

                                             45,014      170,654      592,217

  Income for the year                   $   178,527  $   690,624  $   765,220

     The following summarizes the carrying value of major assets and liabilities of the discontinued operations transferred which has been reflected in the consolidated balance sheet as net assets from discontinued operation. The assets and liabilities were held primarily through investments in shares in other companies and were not directly owned:

                                           Year ended December 31
                                   1994           1993            1992
                               -----------    -----------     -----------
Net working capital            $(4,026,062)   $(2,583,420)    $(2,527,348)
Capital assets                  16,798,922     13,060,590      13,169,002
Other assets                       652,415        680,222         378,768
Minority interest               (3,080,083)    (1,834,087)     (1,548,533)
Long-term debt                  (5,385,221)    (4,875,000)     (3,612,649)
Deferred tax and other            (664,617)      (306,786)        (37,000)
Pension liability               (1,844,360)    (1,554,154)     (1,765,644)
Deferred foreign exchange gain    (420,379)      (450,270)              -
Due to affiliated companies     (1,458,579)    (1,476,872)     (4,084,913)

                               $   572,036    $   660,023     $   (28,317)

4. CAPITAL ASSETS
                                                   December 31
                                        ---------------------------------
                                           1994                    1993
                                        Accumulated   Net book   Net book
                                 Cost   amortization   value       value
                               -------- ------------  --------   --------
Analytical equipment           $275,000    $24,656    $250,344    $    -

5. INVESTMENT IN SABA POWER COMPANY LIMITED ("SABA POWER")

    During 1994, Saba Power and several partners received approval to develop, construct and operate a 109 Megawatt power generating plant in the Islamic Republic of Pakistan. The Company holds an indirect equity investment in Saba Power of 25.2%. At December 31, 1994, the Company's investment represents its share of project development costs incurred to that date.

     The recoverability of the investment is dependent upon successful completion of the project and commencement of commercial production. The Company and its partners provided a performance guarantee through a bank in Pakistan, in the amount of approximately $355,000 at December 31, 1994 (10,900,000 Rupees).

    The agreements between the partners and the Government of Pakistan have several conditions, the most significant being:

     i) To maintain its 25.2% interest in the project, the Company must fund an initial equity investment of $6.75 million which includes earning a development fee from the project of $2.7 million, which must be reinvested as part of the Company's equity commitment. In a letter dated December 29, 1995, the Company agreed with the majority equity holder, Cogen Technologies Inc. ("Cogen"), that the Company would borrow all additional equity from Cogen, which is necessary to fund the amount in excess of $6.75 million, including interest at 15% per annum to be paid out of the cashflow of the project if not paid sooner by the Company. The Company also confirms that, at the financial closing (currently March 17, 1996) of the project, it will deposit 50% of the $4.05 million required, after receiving the development fee, and the amount borrowed from Cogen. The remaining 50% will be deposited with Cogen on the first anniversary of the financial closing. Should the Company not meet its required equity commitment, the majority equity partner will fund the difference and reduce the Company's interest proportionately.

     ii) Cogen agreed to fund all project development costs subsequent to September 30, 1994 and will carry on day to day operations of the project, including design, engineering, selecting equipment, obtaining financing and overseeing construction and operations.

     iii) The Company must reimburse its proportionate share of all project development costs, paid for by Cogen, including interest at 15% per annum. The Company will be responsible for its proportionate share of all remaining project costs as incurred.

     iv) On September 17, 1995 Saba Power entered into an agreement with the Government of Pakistan to increase the Performance Guarantee to $728,000 (23 million Rupees) valid up to January 18, 1996 and to move the date of Financial Close under the Letter of Support to December 17, 1995.

     The Company has not yet determined how it will obtain the necessary financing for its share of the initial equity commitment but is investigating options available to it.

     The Company has a commitment outstanding for $75,000 as a finders fee relating to the project and $60,750 as a letter of credit fee.

6.  INCOME TAXES

     The provision for income taxes in the Statement of Operations varies from the amount that would be computed by applying the expected income tax rate of 37.5% (1993 and 1992 - 37.5%) to income from continuing operations. The principal reasons for the difference between such "expected" income tax expense and the amount actually recorded are as follows:

 Year ended December 31:                          1994      1993     1992
---------------------------------------        --------    -----    -----
Computed "expected" income tax recovery        $(48,575)   $(856)   $  -
Tax losses carried forward applied               48,575      856       -

                                               $      -    $   -    $  -
7.  SEGMENTED INFORMATION

     During 1994 and 1993 the Company operated predominately in one industry segment - Laboratory Analysis in the United States and invested in a Power Project in Pakistan (see Note 5).

                                   United
1994                               States    Pakistan     Other      Total
-------------------------------  ---------  ---------  ----------  ----------
Revenue                          $ 472,148  $       -  $        -  $  472,148

Segment operating profit (loss)  $(129,532) $       -  $  178,527  $   48,995

Identifiable assets              $ 388,660  $ 150,865  $  572,036  $1,111,561

Depreciation and amortization    $  24,656  $       -  $2,744,054  $2,768,710


1993
Revenue                          $       -  $       -  $        -  $        -

Segment operating profit (loss)  $  (2,282) $       -  $  690,624  $  688,342

Identifiable assets              $      -   $       -  $  660,023  $  660,023

Depreciation and amortization    $      -   $       -  $2,555,213  $2,555,213

8.  COMMITMENTS AND CONTINGENCIES

     The Company is subject to extensive Federal, State and local environmental laws and regulations. These laws, which are constantly changing, include regulations of the discharge of materials into the environment. The Company believes that it is in compliance with existing laws and regulations.

LEASES

     The Company is committed under non-cancelable leases for office space, which expire in 1998. Future minimum payments are as follows:

                      1995                   $80,400
                      1996                    80,400
                      1997                    80,400
                      1998                    33,500

9.  RELATED PARTY TRANSACTIONS

     Related party transactions are described as follows:

     The Company has in the past, advanced and received funds with related parties. All of these transactions have been included in discontinued operations (see Note 3), including the amount from net assets from discontinued operations.

10. SUBSEQUENT EVENTS

      a) On April 22, 1995, the Company signed a Project Development and Share-holders' Agreement relating to the power generating plant in Pakistan which converted the indirect equity holding into direct investment in Saba Power.

     b) On January 20, 1995, the Company's parent entered into a definitive merger agreement with Meteor Industries, Inc. (Meteor), a United States public company engaged in the wholesale and retail marketing of petroleum products with operations in Colorado and New Mexico. The Company's parent was to exchange shares of the parent for all the shares of Meteor. Although the number of shares was to be determined, the Company's parent would issue a maximum of 2,091,250 shares. This agreement was canceled and a new agreement between the Company, its parent, and Meteor was entered into and closed on December 1, 1995.

     The new agreement merged the Company with Meteor in a reverse takeover whereby all of the shares of the Company were exchanged for 1,745,000 shares of Meteor, representing 57.8% of the total outstanding shares of Meteor after the transaction. In connection with this agreement, the Company transferred its interest in Saba Petroleum Company and certain other assets and liabilities to another wholly-owned subsidiary of the Company's parent. This resulted in the discontinuation of operations in oil and gas production and in other assets, liabilities and revenues and expenses which are allocated to discontinued operation (see Note 3). The acquisition will be accounted for as a purchase of Meteor by the Company with income being recorded from the date of acquisition. The estimated purchase price allocation based upon the August 31, 1995 financial statements of Meteor is as follows:

              Current assets                 $ 6,682,503
              Capital assets                   7,677,652
              Other assets                     2,131,081
              Current liabilities             (6,950,574)
              Long-term liabilities           (2,095,660)
              Deferred taxes                  (1,682,051)
              Minority interest               (3,488,310)

                                            $ 2,274,641

     c) On September 15, 1995, the Company sold its interest in Saba de Colombia, Inc. The proceeds of the sale were used to advance monies to Saba Petroleum Company and to pay some liabilities. The operations of Saba de Colombia, Inc. and the gain on sale are included in discontinued operations (see Note 3).

     d)   Restructuring of the Saba Power commitment as disclosed in Note 5.

11. DIFFERENCES BETWEEN CANADIAN AND U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

     There are no material differences between Canadian and U.S. GAAP.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.

Dated: April 24, 1997               By: /s/ Edward J. Names
                                        Edward J. Names, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Dated: April 24, 1997               By: /s/ Ilyas Chaudhary
                                        Ilyas Chaudhary, Chief Executive
                                        Officer and Director

Dated: April 24, 1997               By: /s/ Edward J. Names
                                        Edward J. Names, President and
                                        Director

Dated: April 24, 1997               By: /s/ Dennis R. Staal
                                        Dennis R. Staal, Secretary/
                                        Treasurer (Principal Financial
                                        and Accounting Officer) and
                                        Director