Form 10-Q
period 1997-03-31
METEOR INDUSTRIES INC
filed 1997-05-15
CIK 912875

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                     Commission File Number: 0-27968

                         METEOR INDUSTRIES, INC.
           --------------------------------------------------
           (Exact Name of Issuer as Specified in its Charter)

           COLORADO                                   84-1236619
-------------------------------        ---------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                     216 SIXTEENTH STREET, SUITE 730
                         DENVER, COLORADO  80202
                 ----------------------------------------
                 (Address of Principal Executive Offices)

                             (303) 572-1137
                    -------------------------------
                    (Registrant's Telephone Number,
                          Including Area Code)

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X         No___

There were 3,440,228 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 1997.

                               METEOR INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                 March 31        December 31
                                                  1997              1996
                                                                  (Audited)
CURRENT ASSETS
  Cash and cash equivalents                   $   692,595      $   151,992
  Restricted cash                               1,249,436          928,355
  Accounts receivable-trade, net of
   allowance                                    5,033,584        5,134,276
  Accounts receivable, related party              138,664          109,149
  Notes receivable, related party                 766,700          736,045
  Inventory                                     1,252,482        1,221,729
  Other current assets                            172,033          206,401

          Total current assets                  9,305,494        8,487,947

Property, plant and equipment, net              8,180,489        8,277,368

Other assets
 Notes receivable, related party                1,048,654        1,598,430
 Investments in closely held businesses         1,290,665        1,285,407
 Other assets                                     724,561          784,579

          Total other assets                    3,063,880        3,668,416

               TOTAL ASSETS                   $20,549,863      $20,433,731

                              Continued on next page

                               METEOR INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31        December 31
                                                 1997             1996
                                                                (Audited)
CURRENT LIABILITIES
 Accounts payable, trade                      $ 3,191,495      $ 3,512,257
 Bank overdraft                                        --          170,308
 Current portion, long-term debt                2,104,604        2,176,357
 Accrued expenses                                 275,014          212,940
 Taxes payable                                    899,837          730,034
 Revolving credit facility                      1,812,629        2,141,027

     Total current liabilities                  8,283,579        8,942,923

Long-term debt                                    414,351          445,774

Deferred tax liability                          1,744,954        1,773,240

Minority interest in subsidiaries               4,252,333        4,151,903

     Total liabilities                         14,695,217       15,313,840

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,440,228  and
  3,310,228 shares issued and
  outstanding, respectively                         3,440            3,310
  Paid-in capital                               3,180,843        2,660,973
  Retained earnings                             2,670,363        2,455,608

       Total shareholders' equity               5,854,646        5,119,891

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $20,549,863      $20,433,731

The accompanying notes are an integral part of the financial statements.

                     METEOR INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                 1997              1996
Net sales                                    $13,852,540      $ 13,385,539
Cost of sales                                 11,628,471        10,829,923

     Gross profit                              2,224,069         2,555,616

Selling, general and administrative
   expenses                                    1,972,452         1,961,050
Depreciation and amortization                    219,515           221,089

   Total expenses                              2,191,967         2,182,139

 Income from operations                           32,102           373,477

Other income and (expenses)
 Interest income                                 101,441            54,701
 Interest expense                               (115,153)         (127,700)
 Gain on sale of assets                           17,500            31,105
 Other Income                                    480,807                --

     Total other income and (expenses)           484,595           (41,894)

Income before income taxes
 and minority interest                           516,697           331,583

 Income tax expense                              201,512            62,979

Income before minority interest                  315,185           268,604

Minority interest                                100,430            95,316

Net income                                    $  214,755       $   173,288

Net income per common share                   $      .06       $       .06

The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996

                                                     1997         1996
Cash flows from operating activities
 Net income                                       $ 214,755      $  173,288
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                      219,515         221,089
 Gain/loss on disposal of property & equipment      (17,500)        (31,105)
 Deferred income taxes                              (31,277)       (182,723)
 Minority interest                                  100,430          95,316
 Changes in assets and liabilities, net of
  effects from reverse acquisitions
 (Increase)/decrease in accounts receivable          71,177        (130,557)
 (Increase)/decrease in inventories                 (30,753)        (78,566)
 (Increase)/decrease in other current assets         37,359         (48,545)
  Increase/(decrease) in accounts payable          (320,762)        759,486
  Increase/(decrease)in accrued liabilities          62,074          46,916
  Increase/(decrease) in taxes payable              169,803         107,067
 (Increase)/decrease in other assets                 46,170         (75,302)

  Net cash provided by operating activities         520,991         856,364

Cash flows from investing activities
  Cash proceeds from sale of property                34,893          31,105
  Purchases of property and equipment              (126,181)       (125,809)
  Investment in closely held business                (5,258)             --
  Note receivable payments                          519,121          48,970

  Net cash provided (used) by
   investing activities                             422,575         (45,734)

Cash flows from financing activities
  Borrowings from financing activities           14,523,606      12,431,661
  Payments on revolving credit facilities       (14,852,004)    (13,188,226)
  Increase (decrease) in bank overdraft            (170,308)        (71,657)
  Borrowings on long-term debt                     (103,176)             --
  Payments on long-term debt                             --         (56,511)
  Proceeds from common stock issued                 520,000              --
  Restricted cash                                  (321,081)        110,069

Net cash provided (used)by financing activities    (402,963)       (774,664)

Net increase (decrease) in cash and equivalents     540,603          35,966

Cash and equivalents, beginning of period           151,992          95,150

Cash and equivalents, end of period               $ 692,595     $   131,116

The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1997

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

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries, Graves, including its wholly owned subsidiary, El Boracho, Inc., Hillger including its 75% owned subsidiary Hatch Pyramid LLC, CAS and IST and Meteor's 73% owned subsidiary, Meteor Holdings LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1996, filed with the Company's Form 10-K.

Earnings per common and common equivalent share are computed by dividing the net income by the weighted average number of common shares. The number of shares used in the earnings per share computation for the three months ended March 31, 1997, is 3,353,561; and for the three month period March 31, 1996, is 3,024,903.

NOTE 2 -- NEW ACCOUNTING PRONOUNCEMENTS

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). The standard requires presentation of earnings per share on a "basic" (only actual shares outstanding) and "fully diluted" (actual shares outstanding plus the effect of other dilutive securities) basis. At this time, the Company does not expect the adoption of SFAS No. 128 to have a material impact on the Company's earnings per share.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $521,000 for the three months ended March 31, 1997 compared to $856,000 for the period ended December 31, 1996. The decrease in cash provided is primarily related to the timing of payments of accounts payable.

As of March 31, 1997, the Company had a working capital of $1,022,000 compared to a working capital deficit of $455,000 at December 31, 1996. The increase in the working capital is due primarily to sale of stock and partial collection of a note receivable from related party.

Net cash provided by investing activities totaled $423,000 for the three months ended March 31, 1997, compared to cash used of $46,000 for the period ended March 31, 1996. The increase is primarily a result of the partial
collection of a loan to related party.   This was partially offset by
purchases of property and equipment.

Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to continue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions. During the quarter the Company raised $520,000 in a private placement of stock.

Net cash used by financing activities totaled $403,000 for the three months ended March 31, 1997, compared to a use of $775,000 for the period ended March 31, 1996. The decrease in cash used is primarily related to the sale of stock.

The Company has two revolving bank credit facilities with Norwest Business Credit, Inc. - one for $3,000,000 and one for $1,500,000. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined, and on March 31, 1997, $1,565,000 and $250,000 were borrowed against the facilities which are recorded as current liabilities. The Company has been in default on the timely filing of information with the lender. The Company was also in default of the net worth requirements for one of the subsidiaries, which default has been corrected. The lender waived these defaults. The Company is and will continue to be in default in timely filing of information and one of the Company's subsidiaries is in violation of its debt service coverage requirements. The Company has not requested waivers of these violations. However, it is expected that the lender will continue to waive these violations as they have in the past.

The Company has a term loan with a New Mexico bank which is due in January, 1998 and a term loan with Norwest Business Credit, Inc. which is due in June, 1998.

The balances at March 31, 1997, were $160,000 and $156,000, respectively. The loans are collateralized by real estate and buildings and equipment and require approximately $29,000 per month in payments.

At March 31, 1997, the Company owned 50% of a limited liability company which in June 1996 acquired a convenience store for $610,000 using financing from Phillips

Performance Fund Inc. The balance of the loan at March 31, 1997 was $496,000. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the limited liability company.

The Company owns 75% of a limited liability company which in December 1996 acquired a convenience store for $415,000 using seller financing of $315,000. The loan has quarterly payments of $14,000 and a term of 7 years.

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

The Company owes the founder of one of its subsidiaries $1,759,000 payable in semi-annual installments of $200,000 which includes principal and interest calculated at 2 percentage points in excess of Citibank's prime rate. All previously unpaid principal and interest is due October 1, 1997. It is anticipated that $670,000 will be offset by payments on notes receivable from the founder also due October 1, 1997. The Company plans to pay this debt by drawing down its $3,000,000 line of credit or possibly selling or refinancing one of its convenience stores.

The Company is obligated to pay lease costs of approximately $66,000 monthly for land, building, facilities, and equipment.

In order to pay its obligations, the interest on such obligations and other expenses, the Company must generate cash flow from operations which exceeds that which has been achieved in the past. In addition, even if historical cash flow is exceeded throughout the terms of its obligations, the Company will probably be required to raise capital or refinance its existing debt in order to pay its obligations as they become due. The Company has filed a registration statement pursuant to which it expects to sell 600,000 shares of stock during the second quarter of 1997.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO MARCH 31, 1996

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The Company's sales for the three months ended March 31, 1997, were $13,853,000 compared to $13,386,000 for the comparable period ending March 31, 1996. The increase in revenue of $467,000 is primarily related to increases in propane sales and sales at the convenience stores. Sales are expected to be similar to the previous year assuming no significant acquisitions are made.

The Company's cost of sales for the three months ended March 31, 1997, were $11,628,000 (83.9% of sales) compared to $10,830,000 (80.1% of sales) for the comparable period ended March 31, 1996. The increase of $798,000 in cost of sales is primarily due to an increase in fuel costs which the Company was not able to pass on to its customers due to competition.

The Company's gross profit for the three months ended March 31, 1997, was $2,224,000 compared to $2,556,000 for the comparable period ended March 31, 1996. The decrease of $332,000 is primarily related to a decrease in gasoline margins. Gasoline margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $1,973,000 for the three months ended March 31, 1997, compared to $1,961,000 for the comparable period ended March 31, 1996. Even though the Company has cut expenses at the subsidiary levels, total expenses have increased due to an increase in corporate overhead related to acquisition activity and capital raising activities.

The Company's depreciation for the three months ended March 31, 1997, was $220,000 compared to $221,000 for the comparable period ended March 31, 1996.

The Company's other income for the three months ended March 31, 1997 was $485,000 compared to $0 for the comparable period ended March 31, 1996. The increase is related to a settlement of litigation for $480,000, net of expenses.

The Company's provision for income taxes for the three months ended March 31, 1997, was $202,000 compared to $63,000 for the comparable period ended March 31, 1996. This increase is due to more income and the utilization of a loss carryforward in 1996.

The Company's net income for the three months ended March 31, 1997, was $215,000 compared to $173,000 in the prior period. The change in net income is due to the above described items. It should be noted that if the Company had not had other income from the settlement of litigation of approximately $480,000, the Company would have recorded a net loss of approximately $78,000 for the three months ended March 31, 1997.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        In March 1997, the Company agreed to an out of court settlement with one of its former insurers whereby such insurer has agreed to pay the Company an amount which, after deducting the Company's costs and attorney's fees, will result in the Company receiving approximately $480,000. The Company expects to receive such payment during May 1997.

Item 2. Changes in Securities.

        During the quarter ended March 31, 1997, the Company issued securities in a transaction which was not registered under the Securities Act of 1933, as amended (the "Act"), as follows:

        On January 2, 1997, the Company granted options under its Stock Option Plan to four employees to purchase an aggregate of 20,000 shares of Common Stock at $5.07 per share. These options vest over five years and expire on January 2, 2002.

        On February 14, 1997, the Company granted an option under its Stock Option Plan to Dennis R. Staal, Secretary and Treasurer of the Company, to purchase 25,000 shares of Common Stock at $3.50. Also on February 14, 1997, the Company granted an option under its Stock Option Plan to the president of one of the Company's subsidiaries, to purchase 5,000 shares of Common Stock at $3.50 per share. These options vest over three years on an annual basis and expire five years from the date of grant.

         On February 14, 1997, the Company granted options to three consultants to purchase an aggregate of 130,000 shares of the Company's Common Stock. These options are exercisable at $3.50 per share and expire on February 13, 1998.

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

         With respect to these sales, the Company relied on Section 4(2) of the Act, and Rule 506 of Regulation D promulgated thereunder. Each investor was given a copy of a Private Placement Memorandum containing information concerning the Company, a Form D was filed with the SEC and the Company complied with the other applicable requirements of Rule 506. Each investor signed a subscription agreement in which he represented that he was purchasing the shares for investment only and not for the purpose of resale or distribution. The appropriate restrictive legends were placed on the certificates and stop transfer instructions were issued to the transfer agent.

Item 3. Defaults Upon Senior Securities.   None.

Item 4. Submission of Matters to a Vote of Security Holders.   None.

Item 5. Other Information.   None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibit 27    Financial Data Schedule      Filed herewith
                                                      electronically
          (b) Reports on From 8-K.   None.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               METEOR INDUSTRIES, INC.

                               By/s/ Dennis R. Staal
                                 Dennis R. Staal, Treasurer(duly author-
                                 ized officer and Chief Financial and
                                 Accounting Officer)
Dated: May 15, 1997

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically