Form 10-Q
period 1997-06-30
METEOR INDUSTRIES INC
filed 1997-08-14
CIK 912875

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

                     Commission File Number: 0-27968

                         METEOR INDUSTRIES, INC.
           --------------------------------------------------
           (Exact Name of Issuer as Specified in its Charter)

           COLORADO                                84-1236619
-------------------------------        ---------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification
Incorporation or Organization)         Number)

                     216 SIXTEENTH STREET, SUITE 730
                         DENVER, COLORADO  80202
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

                          Yes X         No___

There were 4,130,228 shares of the Registrant's $.001 par value common stock outstanding as of June 30, 1997.

                               METEOR INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                               June 30       December 31
                                                1997             1996
                                                              (Audited)
CURRENT ASSETS
  Cash and cash equivalents                  $2,142,036       $   151,992
  Restricted cash                               650,003           928,355
  Accounts receivable-trade, net of
   allowance                                  5,363,699         5,134,276
  Accounts receivable, related party             61,994           109,149
  Notes receivable, related party               971,368           736,045
  Inventory                                   1,187,041         1,221,729
  Other current assets                          164,630           206,401

          Total current assets               10,540,771         8,487,947

Property, plant and equipment, net            8,243,379         8,277,368

Other assets
 Notes receivable, related party              1,071,515         1,598,430
 Investments in closely held businesses       1,267,047         1,285,407
 Other assets                                   594,300           784,579

          Total other assets                  2,932,862         3,668,416

               TOTAL ASSETS                 $21,717,012       $20,433,731
                                Continued on next page

                          METEOR INDUSTRIES, INC.
                       CONSOLIDATED BALANCE SHEETS
                               (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                                June 30        December 31
                                                  1997             1996
                                                                (Audited)
CURRENT LIABILITIES
 Accounts payable, trade                      $ 2,942,767      $ 3,512,257
 Bank overdraft                                        --          170,308
 Current portion, long-term debt                1,987,014        2,176,357
 Accrued expenses                                 211,639          212,940
 Taxes payable                                  1,017,915          730,034
 Revolving credit facility                              0        2,141,027

     Total current liabilities                  6,159,335        8,942,923

Long-term debt                                    309,771          445,774

Deferred tax liability                          1,716,670        1,773,240

Minority interest in subsidiaries               4,502,311        4,151,903

     Total liabilities                         12,688,087       15,313,840

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 4,130,228  and
  3,310,228 shares issued and
  outstanding, respectively                        4,130            3,310
  Paid-in capital                              6,352,399        2,660,973
  Retained earnings                            2,672,396        2,455,608

       Total shareholders' equity              9,028,925        5,119,891

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $21,717,012      $20,433,731

The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended June 30, 1997 and 1996

                                                June 30,       June 30,
                                                  1997           1996
  Net sales                                   $14,307,724    $15,993,019
  Cost of sales                                11,977,551     13,430,437

  Gross profit                                  2,330,173      2,562,582

 Selling, general and adminis-
  trative expenses                              2,028,835      2,037,756
 Depreciation                                     219,516        212,489

     Total expenses                             2,248,351      2,250,245

Income from operations                             81,822        312,337

Other income and (expenses)
  Interest income                                 129,291        132,213
  Interest expense                                (87,474)      (122,253)
  Gain on sale of assets                           27,850             --
  Other                                            16,483             --

     Total other income                            86,150          9,960

Income before income taxes
 and minority interest                            167,972        322,297

Provision for income taxes                         65,509        192,034

Income from continuing oper-
 ations before minority interest                  102,463        130,263

Minority interest                                 100,430         95,316

     Net income                               $     2,033     $   34,947

Net income per common share                   $        --     $      .01

The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months Ended June 30, 1997 and 1996

                                                June 30,       June 30,
                                                  1997           1996
  Net sales                                   $28,160,264     $29,378,558
  Cost of sales                                23,606,022      24,260,360

     Gross profit                               4,554,242       5,118,198

 Selling, general and adminis-
  trative expenses                              4,001,287       3,998,806
 Depreciation                                     439,031         433,578

    Total expenses                              4,440,318       4,432,384

Income from operations                            113,924         685,814

Other income and (expenses)
  Interest income                                 230,732         186,914
  Interest expense                               (202,627)       (249,953)
  Other Income                                    497,290              --
  Gain on sale of assets                           45,350          31,105

      Total other income                          570,745         (31,934)

Income before income taxes
 and minority interest                            684,669         653,880

Provision for income taxes                        267,021         255,013

Income from continuing oper-
 ations before minority interest                  417,648         398,867

Minority interest                                 200,860         190,632

     Net income                                $  216,788      $  208,235

Net income per common share                    $      .06      $      .07

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Six Months Ended June 30, 1997 and 1996

                                                   June 30,      June 30,
                                                     1997           1996
Cash flows from operating activities
 Net income                                      $  216,788     $ 208,235
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                    439,031       433,578
   (Gain) loss on disposal of property
    & equipment                                     (45,350)      (31,105)
   Deferred income taxes                            (33,912)     ( 29,074)
   Minority interest                                200,860       190,632
   Changes in assets and liabilities, net of
    effects from reverse acquisition
   (Increase) decrease in accounts receivable      (182,268)     (853,750)
   (Increase) decrease in inventories                34,688       (37,982)
   (Increase) decrease in other current assets       19,113        16,749
   Increase (decrease)in accounts payable          (556,425)      888,818
   Increase (decrease) in accrued liabilities        (1,301)      (28,613)
   Increase (decrease) in  taxes payable            287,881       (98,206)
   (Increase) in other assets                       162,582       (83,959)

Net cash provided by operating activities           541,687       575,323

Cash flows from investing activities
   Proceeds from sale of property and equipment     119,023            --
   Purchases of property and equipment             (301,470)     (834,909)
   Investment in closely held business               18,360            --
   Payments on note receivable                      291,593            --

Net cash provided (used) by investing activities    127,505      (834,909)

Cash flows from financing activities
  Payments on revolving credit facilities        (2,154,093)     (242,980)
  Decrease in bank overdraft                       (170,308)      (71,657)
  Note receivable payments                               --       (57,804)
  Payments on long-term debt                       (325,346)     (197,768)
  Borrowings                                             --       523,255
  Restricted cash                                   278,352       224,626
  Sale of stock                                   3,692,246       691,901

Net cash provided by financing activities         1,320,852       869,573

Net increase in cash and equivalents              1,990,044       609,987

Cash and equivalents, beginning of period           151,992        95,150

Cash and equivalents, end of period              $2,142,036    $  705,137

The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1997

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

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accord-ingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjust-ments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1996, filed with the Company's Form 10-K.

Earnings per common and common equivalent share are computed by dividing the net income by the weighted average number of common shares. The number of shares used in the earnings per share computation for the three and six months ended June 30, 1997, is 3,670,228 and 3,511,895, respectively; and for the three and six months June 30, 1996, is 3,114,903 and 3,069,903, respectively.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In February, 1997, the Financial Accounting Standards Board issued State-ment of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS
No. 128"). The standard requires presentation of earnings per share on a "basic" (only actual shares outstanding) and "fully diluted" (actual shares outstanding plus the effect of other dilutive securities) basis. At this time, the Company does not expect the adoption of SFAS No. 128 to have a material impact on the Company's earnings per share.

During the second quarter, two new accounting pronouncements were issued that will impact the Company. Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. It includes net income and other items that are currently excluded from the calculation of net income. The statement is effective for the Company beginning in 1998.

Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Relation Information" was also issued. This statement provides new guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The statement requires management to identify operating segments based on the way the management disaggregates the entity for making internal operating decisions. The statement is effective for the Company beginning in 1998. The Company is currently evaluating the impact this statement will have on its disclosures.

NOTE 3 - SUBSEQUENT EVENT

In August, Meteor acquired all of the outstanding shares of Fleischli Oil Company, Inc. ("Fleischli Oil") for cash in the amount of $4,752,000.
Fleischi Oil is a petroleum marketing and distribution company doing business in Colorado, Wyoming, South Dakota, Nevada, Utah, Montana, Nebraska and Idaho. Fleischli Oil will continue to be operated by Fleischli's current management, as a separate subsidiary of Meteor.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR METEOR INDUSTRIES, INC.

This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $541,687 for the six months ended June 30, 1997 compared to $575,323 for the period ended June 30, 1996. The decrease in cash provided is primarily related to the timing of payments of accounts payable.

As of June 30, 1997, the Company had working capital of $4,381,436 compared to a working capital deficit of $(454,976) at December 31, 1996. The increase in the working capital is due primarily to sale of stock and partial collection of a note receivable from a related party.

Net cash provided by investing activities totaled $127,505 for the six months ended June 30, 1997, compared to cash used of $834,909 for the period ended June 30, 1996. The increase is primarily a result of the sale of property and equipment and partial collection of a loan to related party, which is offset by purchases of property and equipment.

Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to con-tinue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions. During the quarter the Company raised $3,692,246 in a public sale of stock.

Net cash provided by financing activities totaled $1,320,852 for the six months ended June 30, 1997 compared to a provision of $869,573 for the period ended June 30, 1996. The increase in cash provided is primarily related to sale of stock, which is offset by payments of notes payable and revolving line of credit.

The Company has two revolving bank credit facilities with Norwest Business Credit, Inc. - one for $3,000,000 and one for $1,500,000. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined and on June 30, 1997, nothing was borrowed against the facilities. The Company has been in default on timely filing of information with the lender. The Company was also in default of the net worth requirements for one of the sub-sidiaries, which default has been corrected. The lender waived these defaults. The Company is and will continue to be in default in timely filing of information and it is expected the lender will continue to waive the timely filing violations.

The Company has a term loan with a New Mexico bank which is due in January, 1998 and a term loan with Norwest Business Credit, Inc. which is due in June, 1998. The balances at June 30, 1997, were $124,711 and $124,992, respectively. The loans are collateralized by real estate and buildings and equipment and require approximately $29,000 per month in payments.

At June 30, 1997, the Company owned 50% of a limited liability company which in June, 1996, acquired a convenience store for $610,000 using financing through Phillips Performance Fund. The balance of the loan at June 30, 1997 was $489,066. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

The Company owns 75% of a limited liability company which in December, 1996, acquired a convenience store for $415,000 using seller financing of $315,000. The loan has quarterly payments of $14,000 and a term of 7 years.

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

The Company owes the founder of one of its subsidiaries $1,649,295 payable in semi-annual installments of $200,000 which includes principal and interest calculated at 2 percentage points in excess of Citibank's prime rate. All previously unpaid principal and interest is due October 1, 1997. It is anticipated that $670,000 will be offset by payments on notes receivable from the founder also due October 1, 1997. The Company plans to pay this debt by drawing down its $3,000,000 line of credit or possibly selling or refinancing one of its convenience stores.

The Company is obligated to pay lease costs of approximately $66,000 monthly for land, building, facilities, and equipment.

In order to pay its obligations, the interest on such obligations and other expenses, the Company must generate cash flow from operations which exceeds that which has been achieved in the past. In addition, even if historical cash flow is exceeded throughout the terms of its obligations, the Company will probably be required to raise capital or refinance its existing debt in order to pay its obligations as they become due. During the second quarter the Company sold 690,000 shares of stock.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO JUNE 30, 1996

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The Company's sales for the three months ended June 30, 1997, were $14,307,724 compared to $15,993,019 for the comparable period ending June 30, 1996. The decrease in revenue of $1,685,295 is primarily related to decreases in sales at the convenience stores and in commercial sales. Management has discontinued some commercial sales which had low margins and high operating costs.

The Company's cost of sales for the three months ended June 30, 1997, were $11,977,551 (83.7% of sales) compared to $13,430,431(84.0% of sales) for the comparable period ended June 30, 1996. The decrease of $1,452,886 in cost of sales is primarily due to the decrease in fuel costs due to lower volumes, however, the percentage of sales decreased as the company increased sales of higher profit items.

The Company's gross profit for the three months ended June 30, 1997, was $2,330,173 compared to $2,562,582 for the comparable period ended June 30, 1996. The decrease of $232,409 is primarily related to a decrease in sales volumes and a decrease in gasoline margins. Gasoline margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $2,028,835 for the three months ended June 30, 1997, compared to $2,037,756 for the comparable period ended June 30, 1996. The Company has cut expenses at the subsidiary levels, however such savings have been offset by an increase in corporate overhead related to acquisition activity and capital raising activities.

The Company's depreciation for the three months ended June 30, 1997, was $219,516 compared to $212,489 for the comparable period ended June 30, 1996.

The Company's other income for the three months ended June 30, 1997 was $86,150 compared to $9,960 for the comparable period ended June 30, 1996. The increase is primarily related to a decrease in interest expense due to less debt and gain on sale of assets.

The Company's provision for income taxes for the three months ended June 30, 1997, was $65,509 compared to $192,304 for the comparable period ended June 30, 1996. This decrease is due to less taxable income.

The Company's net income for the three months ended June 30, 1997, was $2,033 compared to $34,947 in the prior period. The change in net income is due to the above described items.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO JUNE 30, 1996

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The Company's sales for the six months ended June 30, 1997, were $28,160,264 compared to $29,378,558 for the comparable period ending June 30, 1996. The decrease in revenue of $1,218,294 is primarily related to decreases in sales at the convenience stores and in commercial sales. Management has discontinued some commercial sales which had low margins and high operating costs.

The Company's cost of sales for the six months ended June 30, 1997, were $23,606,022 (83.8% of sales) compared to $24,260,360(82.5% of sales) for the comparable period ended June 30, 1996. The decrease of $654,338 in cost of sales is primarily due to the decrease in fuel costs due to lower volumes.

The Company's gross profit for the six months ended June 30, 1997, was $4,554,242 compared to $5,118,198 for the comparable period ended June 30, 1996. The decrease of $563,956 is primarily related to a decrease in sales volumes and a decrease in gasoline margins. Gasoline margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $4,001,287 for the six months ended June 30, 1997, compared to $3,998,806 for the comparable period ended June 30, 1996. The Company has cut expenses at the subsidiary levels, however such savings have been more than offset by an increase in corporate overhead related to acquisition activity and capital raising activities.

The Company's depreciation for the six months ended June 30, 1997, was $439,031 compared to $433,578 for the comparable period ended June 30, 1996.

The Company's other income for the six months ended June 30, 1997 was $570,745 compared to $(31,934) for the comparable period ended June 30, 1996. The increase is primarily related to a decrease in interest expense due to less debt and gain on sale of assets and a settlement of litigation for $480,000, net of expenses.

The Company's provision for income taxes for the six months ended June 30, 1997, was $267,021 compared to $255,013 for the comparable period ended June 30, 1996. This increase is due to more taxable income.

The Company's net income for the six months ended June 30, 1997, was $216,788 compared to $208,235 in the prior period. The change in net income is due to the above described items. It should be noted that if the Company had not had other income from the settlement of litigation of approximately $480,000, the Company would have recorded a net loss of approximately $76,000 for the six months ended June 30, 1997.

                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None.

Item 2. Changes in Securities.  None.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information.  None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 27      Financial Data Schedule    Filed herewith
                                                       electronically
        (b) Reports on Form 8-K.  None.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 METEOR INDUSTRIES, INC.

                                 By  /s/ Dennis R. Staal
                                     Dennis R. Staal, Treasurer
                                     (Chief Financial and
                                     Accounting Officer)
Dated: August 14, 1997

                         EXHIBIT INDEX

EXHIBIT                            METHOD OF FILING
---------------------------        -----------------------------
27. FINANCIAL DATA SCHEDULE        Filed herewith electronically