Form 10-Q
period 1997-09-30
METEOR INDUSTRIES INC
filed 1997-11-14
CIK 912875

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

                          Yes X         No___

There were 4,130,228 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 1997.

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEET

                                          September 30,    December 31,
                                              1997            1996
     ASSETS                                (Unaudited)
Current assets
 Cash and cash equivalents                $   304,954      $   151,992
 Restricted Cash                            1,420,768          928,355
 Accounts receivable-trade, net
  of allowance                             10,724,898        5,134,276
 Accounts receivable, related party            63,611          109,149
 Notes receivable                              78,756          736,045
 Inventory                                  3,743,196        1,221,729
 Other current assets                          46,692          206,401

     Total current assets                  16,382,875        8,487,947

 Property, plant and equipment, net        13,786,418        8,277,368

Other assets
 Notes receivable, related party            1,044,501        1,598,430
 Investments in closely held businesses     1,197,341        1,285,407
 Other assets                                 592,832          784,579

     Total other assets                     2,834,674        3,668,416

         TOTAL ASSETS                     $33,003,967      $20,433,731

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable, trade                  $ 5,896,711      $ 3,512,257
 Bank overdraft                                    --          170,308
 Current portion, long-term debt            2,466,052        2,176,357
 Accrued expenses                           1,208,430          212,940
 Taxes payable                              1,389,046          730,034
 Revolving credit facility                  4,180,509        2,141,027

    Total current liabilities              15,140,748        8,942,923

Long-term debt                              1,876,707          445,774
Deferred tax liability                      2,275,509        1,773,240
Minority interest in subsidiary             4,526,741        4,151,903

     Total liabilities                     23,819,705       15,313,840

Shareholders' equity
 Common stock, $.001 par value; authorized
 10,000,000 shares, 4,130,228 and 3,310,138
   shares issued and outstanding,
   respectively                                 4,130            3,310
 Paid-in capital                            6,352,399        2,660,973
 Retained earnings                          2,827,733        2,455,608

    Total shareholders' equity              9,184,262        5,119,891

        Total liabilities and share-
          holders' equity                 $33,003,967      $20,433,731

The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1997 and 1996
                                 (Unaudited)

                                  September 30,    September 30,
                                       1997            1996

Net sales                          $27,280,844     $16,152,325
Cost of sales                       23,452,139      13,474,885

     Gross profit                    3,828,705       2,677,440

Selling, general and adminis-
 trative expenses                    3,106,910       2,043,903
Depreciation                           336,862         209,937

     Total expenses                  3,443,772       2,253,840

Income from operations                 384,933         423,600

Other income and (expense)
 Interest income                       158,276          94,256
 Interest expense                     (138,627)       (126,337)
 Other income                          (16,483)             --
 Gain (loss) on sale of assets          27,625          (2,500)

     Total other (expenses) income      30,791         (34,581)

Income before income taxes
 and minority interest                 415,724         389,019

Provision for income taxes             162,132         151,718

Income before minority interest        253,592         237,301

Minority interest                       98,255          95,316

     Net income                     $  155,337     $   141,985

Net income per common share         $      .04     $       .04

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                       September 30,    September 30,
                                           1997             1996
     Net sales                          $55,441,108     $45,530,883
     Cost of sales                       47,058,161      37,735,245

          Gross profit                    8,382,947       7,795,638

     Selling, general and adminis-
      trative expenses                    7,108,197       6,042,709
     Depreciation                           775,893         643,515

          Total expenses                  7,884,090       6,686,224

     Income from operations                 498,857       1,109,414

     Other income and (expense)
      Interest income                       389,008         281,170
      Interest expense                     (341,254)       (376,290)
      Other Income                          480,807              --
      Gain (loss) on sale of assets          72,975          28,605

          Total other (expense) income      601,536         (66,515)

     Income before income taxes
      and minority interest               1,100,393       1,042,899

     Provision for income taxes             429,153         406,731

     Income before minority interest        671,240         636,168

     Minority interest                      299,115         285,948

          Net income                     $  372,125      $  350,220

     Net income per common share         $      .10      $      .11

The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
            For the Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)
                                                  September 30, September 30,
                                                      1997           1996
Cash flows from operating activities
 Net income                                       $  372,125     $  350,220
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                     775,893        643,515
   Gain (loss) on disposal of property
    & equipment                                      (72,975)       (28,605)
   Deferred income taxes                             540,784        (70,935)
   Minority interest                                 299,115        285,948
   (Increase) decrease in accounts receivable        806,894     (1,011,922)
   (Increase) in inventories                        (288,420)        20,739
   (Increase) decrease in other current assets       132,956         28,302
   Increase in accounts payable                   (2,577,945)       449,230
   Increase (decrease) in accrued liabilities        553,179         58,407
   Increase (decrease) in  taxes payable             536,834        541,498
   (Increase) in other assets                        147,345       (257,618)

Net cash provided by operating activities          1,225,785      1,008,779

Cash flows from investing activities
  Acquisition of Fleischli, net of cash acquired  (3,960,792)            --
  Proceeds from sale of property                     364,962             --
  Purchases of property, equipment and
    investments                                   (2,626,746)      (918,813)
  Investment in closely held business                 88,066             --
  Payments on notes receivable                     1,273,575         24,892

Net cash used by investing activities             (4,860,935)      (893,921)

Cash flows from financing activities
  Payments on revolving credit facilities            (60,518)      (420,149)
  Decrease in bank overdraft                        (170,308)       (71,657)
  Payments on long-term debt                        (878,024)      (299,440)
  Borrowings                                         847,129        523,255
  Restricted cash                                    357,587       (242,007)
  Sale of stock                                    3,692,246        706,995

Net cash provided by financing activities          3,788,112        196,997

Net increase in cash and equivalents                 152,962        311,855

Cash and equivalents, beginning of period            151,992         95,150

Cash and equivalents, end of period               $  304,954      $ 407,005

The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997
                                 (Unaudited)

NOTE 1  --  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Meteor Industries, Inc.("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Graves Oil & Butane Co., Inc. ("Graves"), which was acquired effective September 1, 1993, is a wholesale and retail distributor of petroleum products primarily in northern New Mexico, Colorado, Arizona and Utah. Graves also operates retail gasoline and convenience stores in northern New Mexico and Colorado. El Boracho, Inc., which was acquired September 1, 1993, holds a liquor license for use by an Albuquerque, New Mexico convenience store. Hillger Oil Company ("Hillger"), which was acquired effective April 1, 1995, is a wholesale and retail distributor of petroleum products primarily in southern New Mexico and Arizona. In addition, Hillger operates and owns through a subsidiary, Hatch Pyramid LLC, retail gasoline and convenience stores in southern New Mexico. Capco Resources, Inc. ("CRI"), is a holding Company involved in the development of a power project in Pakistan. The acquisition of CRI was accounted for as a reverse acquisition with CRI treated as the acquirer. In 1996 the Company transferred its ownership of CRI to Meteor Holdings LLC ("MHL"). Innovative Solutions and Technologies, Inc. ("IST") is involved in providing environmental consulting. Fleischli Oil Company, Inc. ("Fleischli") which was acquired effective August 1, 1997, is a wholesale distributor of petroleum products primarily in Wyoming, Colorado and Nevada.

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries, Graves, including its wholly owned subsidiary, El Boracho, Inc., Hillger including its 75% owned subsidiary Hatch Pyramid LLC, Fleischli, IST and Meteor's 73% owned subsidiary, Meteor Holdings LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

These unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1996, filed with the Company's Form 10-K.

Earnings per common and common equivalent share are computed by dividing the net income by the weighted average number of common shares. The number of shares used in the earnings per share computation for the three and nine months ended September 30, 1997, is 4,130,228 and 3,718,006, respectively; and for the three and nine months ended September 30, 1996, is 3,294,903 and 3,114,903, respectively.

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

NOTE 3 - ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma combined statements of earnings for the nine months ended September 30, 1997 and 1996 combine the historical financial information for the Company and Fleischli assuming the acquisition was consummated at the beginning of the periods presented. The pro forma statements include the results of operations of the Company and the acquisition, along with adjustments which give effect to events that are directly attributable to the transactions and which are expected to have a continuing impact.

This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.

                             Meteor Industries, Inc.
                  Pro Forma Consolidated Statement of Operations
              For the Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)

                                         1997              1996
REVENUES
 Sales                                $102,895,686     $111,552,283
 Cost of sales                          88,844,169       96,812,353

    Gross profit                        14,051,517       14,739,930

EXPENSES
 Selling, general and administrative    11,755,935       11,623,920
 Depreciation                            1,160,957        1,163,275

    Total expenses                      12,916,892       12,787,195

      Income from operations             1,134,625        1,952,735

OTHER INCOME AND (EXPENSES)
 Interest income                           389,448          281,170
 Interest expense                         (582,341)        (646,086)
 Other                                     484,332               --
 Gain on sale of assets                     73,605           51,493

    Total other income                     365,044         (313,423)

     Income before income taxes and
      minority interest                  1,499,669        1,639,312

    Provision for income taxes             584,871          639,332

Income before minority interest            914,798          999,980

Minority interest                          299,115          285,948

Net income                             $   615,683      $   714,032

Net income per common share            $       .17      $       .23

Weighted average shares                  3,718,006        3,114,903

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1,225,785 for the nine months ended September 30, 1997 compared to $1,008,779 for the period ended September 30, 1996. The increase in cash provided is primarily related to the collections of accounts receivable.

As of September 30, 1997, the Company had working capital of $1,242,127 compared to a working capital deficit of $(454,976) at December 31, 1996. The increase in the working capital is due primarily to sale of stock and partial collection of a loan to a related party.

Net cash used by investing activities totaled $4,860,935 for the nine months ended September 30, 1997, compared to cash used of $893,921 for the period ended September 30, 1996. The increase is primarily a result of the acquisition of Fleischli and purchase of property and equipment which is offset by partial collection of a loan to related party.

Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to continue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions. During the year the Company raised $3,692,246 in net proceeds from the sale of common stock and warrants.

Net cash provided by financing activities totaled $3,788,112 for the nine months ended September 30, 1997 compared to $196,997 for the period ended September 30, 1996. The increase in cash provided is primarily related to sale of stock, which is offset by payments of notes payable and revolving line of credit.

The Company has three revolving bank credit facilities with Norwest Business Credit, Inc. - one for $5 million, a second one for $3 million, and a third one for $1.5 million. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined and on September 30, 1997, $4,180,509 was borrowed against the facilities. The Company has been in default on timely filing of information with the lender. The Company was also in default of the net worth requirements for one of the subsidiaries, which default has been corrected. The lender waived these defaults. The Company is and will continue to be in default in timely filing of information and it is expected that the lender will continue to waive the timely filing violations.

The Company has a term loan with a New Mexico bank which is due in January, 1998 and a term loan with Norwest Business Credit, Inc. which is due in June, 1998. The balances at September 30, 1997, were $70,017 and $93,741, respectively. The loans are collateralized by real estate and buildings and equipment and require approximately $29,000 per month in payments.

At September 30, 1997, the Company owned 50% of a limited liability company which in June, 1996, acquired a convenience store for $610,000 using financing through Phillips Performance Fund. The balance of the loan at September 30, 1997 was $476,761. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

The Company owns 75% of a limited liability company which in December, 1996, acquired a convenience store for $415,000 using seller financing. The loan has quarterly payments of $14,000 and a term of 7 years. The balance of the loan at September 30, 1997, was $288,409.

The Company owns 100% of a limited liability company which in July, 1997 acquired a convenience store using Phillips Performance Fund financing. The balance on the loan at September 30, 1997, was $659,696.

The Company owns 100% of a limited liability company which in September, 1997 acquired a convenience store using seller financing of $180,000. The loan has monthly payments of $1,773 for a term of 10 years.

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

At September 30, 1997, the Company owed the founder of one of its subsidiaries $1,645,075 payable due October 1, 1997. $670,000 of the amount owed was offset by payments on notes receivable from the founder also due October 1, 1997. The Company paid this debt by drawing down its line of credit.

The Company is obligated to pay lease costs of approximately $102,000 monthly for land, building, facilities, and equipment.

In order to pay its subsidiary preferred stock and other obligations, the interest and dividends on such obligations and other expenses, the Company must generate cash flow from operations which exceeds that which has been achieved in the past. In addition, even if historical cash flow is exceeded throughout the terms of its obligations, the Company will probably be required to raise capital or refinance its existing debt in order to pay its obligations as they become due. During the second quarter the Company sold 690,000 shares of stock.

The Company utilizes underground tanks at various locations to store petroleum products and is therefore subject to various federal and state statutes concerning environmental protection, as well as the New Mexico Ground Water Protection Act and the Wyoming Water Pollution from Underground Storage Tank Corrective Action Act of 1990. The various federal and state statutes are designed to identify environmental damage, identify hazardous material and/or operations, regulate operations engaged in hazardous activities, and establish procedures for remedial action as necessary.

The states of New Mexico and Wyoming have recognized the potential cleanup costs resulting from regulations, and have established corrective action accounts. The purpose of the accounts is to provide monetary assistance in both assessing site damage and correcting the damage where such costs are in excess of certain limits. Assistance is not available to repair or replace underground tanks or equipment. The laws specify requirements which must have been met for an applicant to be eligible, including a provision that payments will be made in accordance with regulations and states that payment from the accounts are limited to amounts in those accounts. The Company is responsible for any contamination of land it owns or leases; however, the Company's responsibilities may be limited as a result of possible claims for reimbursement from third parties. The Company has accrued for site assessment and related clean up costs approximately $315,000.

The Company maintains detailed inventory records and performs tank and line tightness tests on a regular basis on all underground storage tanks. Management has assessed the environmental contingencies and does not anticipate any potential liabilities that will have a material adverse effect on the consolidated financial position, results of operation, or liquidity of the Company.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO SEPTEMBER 30, 1996

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products through its commercial operations, convenience store operations and environmental services.

The Company's sales for the three months ended September 30, 1997, increased $11,128,519 or 69% to $27,280,844 from $16,152,325 for the comparable 1996 period. The increase is primarily related to acquisitions and offset by decreases in fuel prices at its convenience stores and in commercial sales to certain customers. Management has discontinued some commercial sales which had low margins and high operating costs.

The Company's cost of sales for the three months ended September 30, 1997, increased $9,977,254 or 74% to $23,452,139 (86% of sales) from $13,474,885(83%
of sales) for the comparable 1996 period. The increase is primarily related to acquisitions and offset by decreases in fuel costs and decreased commercial sales to certain customers.

The Company's gross profit for the three months ended September 30, 1997, increased $1,151,265 to $3,828,705 from $2,677,440 for the comparable 1996 period. The increase is primarily related to acquisitions and offset by a decrease in sales volumes to certain customers and a decrease in gasoline margins. Gasoline margins are dictated by competition in a given area and the Company has limited control over such margins. The company also had approximately $100,000 in profit from its investment in CRI in 1996 and none in 1997.

The Company's selling, general and administrative expenses for three months ended September 30, 1997, increased $1,063,007 or 52% to $3,106,910 from $2,043,903 for the comparable 1996 period. The increase is primarily due to acquisitions and offset by reduced expenses at the subsidiary levels, however such savings have been offset by an increase in corporate overhead. The Company's corporate overhead has increased due to acquisition activity and capital raising activities.

The Company's depreciation and amortization for the three months ended September 30, 1997, increased $126,925 or 60% to $336,862 from $209,937 for the comparable 1996 period. The increase is primarily related to acquisitions.

The Company's other income for the three months ended September 30, 1997, increased $65,372 to $30,791 from $(34,581) for the comparable 1996 period. The increase is primarily related to an increase in interest income due to increased slow paying accounts receivable and gain on sale of assets.

The Company's provision for income taxes for the three months ended September 30, 1997, was computed using an effective tax rates of 39%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO SEPTEMBER 30, 1996

The Company's sales for the nine months ended September 30, 1997, increased $9,910,225 to $55,441,108 from $45,530,883 for the comparable 1996 period.
The increase in revenues is primarily due to acquisitions offset by decreases in volumes sold to certain customers and the prices its charges for its products.

The Company's cost of sales for the nine months ended September 30, 1997, increased $9,322,916 to $47,058,161 from $37,735,245 for the comparable 1996 period. The increase in costs of sales is due to acquisitions and offset by a decrease in sales to certain customers.

The Company's gross profit for the nine months ended September 30, 1997, increased by $587,309 to $8,382,947 from $7,795,638 for the comparable 1996 period. The increase in gross profits is primarily related to acquisitions offset by lower sales and decreased margins for gasoline at the retail level. Retail gasoline margins are dictated by competition in a given area and the Company has no control over such margins. The Company also had approximately $208,000 in profit from its investment in CRI in 1996 and none in 1997.

The Company's selling, general and administrative expenses were for the nine months ended September 30, 1997, increased $1,065,488 to $7,108,197 from $6,042,709 for the comparable 1996 period. The increase in expenses is primarily related to acquisitions and offset by combining the operations of Hillger, Graves and Fleischli and realizing the benefits of overhead reduction and reduction of certain operating costs.

The Company's depreciation for the nine months ended September 30, 1997, increased $132,378 to $775,893 from $643,515 for the comparable 1996 period. The increase in depreciation expense is due primarily to acquisitions and property acquisitions.

The Company's other income for the nine months ended September 30, 1997, increased $668,051 to $601,536 compared to $(66,515) for the comparable 1996 period. The increase is primarily related to acquisitions; an increase in interest income of $107,838 related to the notes and slow paying accounts receivable; a reduction in interest expense of $35,036 due to a reduction in long term debt, and an increase of $480,807 due to settlement of an insurance claim.

The Company's provision for income taxes for the three months ended September 30, 1997, was computed using an effective tax rates of 39%.

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

  Item 4. Submission of Matters to a Vote of Security Holders.  None.

  Item 5. Other Information.  None.

  Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibit 27    Financial Data Schedule    Filed herewith
                                                       electronically
          (b) Reports on Form 8-K.

              The Company filed a Current Report on Form 8-K dated August 25, 1997, and two amendments thereto on October 16, 1997 and October 27, 1997, with respect to the Company's acquisition of Fleischli Oil Company.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  METEOR INDUSTRIES, INC.

                                  By:  /signed/ Dennis R. Staal
                                       Dennis R. Staal, Treasurer(Chief
                                       Financial and Accounting Officer)
Dated: November 14, 1997

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically