Form 10-K
period 1997-12-31
METEOR INDUSTRIES INC
filed 1998-04-08
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED

                     For the Year ended December 31, 1997

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

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 30, 1998, 4,130,228 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $6,200,000.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ITEM 1.  BUSINESS.

GENERAL

Meteor Industries, Inc. ("Meteor") owns and operates and acquires independent refined petroleum product distribution companies. These marketing companies sell gasoline, diesel fuel, lubricants, propane and convenience store items. Meteor has grown through the acquisition of profitable companies in this consolidating industry. Management of Meteor has determined that the petroleum marketing industry is ready for a well financed independent public company to "roll up" privately held distributors. Management believes that Meteor has become a leading consolidator of such distributors in the Rocky Mountain Region and Western United States. Since 1993, Meteor has completed seven acquisitions, five of which have been acquisitions of petroleum distributors.

HISTORY

Meteor was incorporated in Colorado on December 22, 1992, to purchase all the outstanding common stock of Graves Oil & Butane Co., Inc. ("Graves"). The two companies and Graves' then sole shareholder entered into a Purchase Agreement in June, 1993 and finalized the purchase in September, 1993.

In January 1994, Meteor completed an initial public offering of 200,000 shares of its Common Stock pursuant to Regulation A under the Securities Act of 1933. The net proceeds of this offering to the Company was approximately $800,000.

In June 1995, Meteor purchased all of the outstanding shares of Hillger Oil Company ("Hillger") headquartered in Las Cruces, New Mexico. Hillger is predominantly an operator of convenience stores but also sells fuels on a
wholesale and commercial basis.   In connection with the acquisition of
Hillger, Meteor sold 365,000 shares of its common stock for $730,000 in cash.

In June 1995, Meteor declared an 8% stock dividend to the shareholders of record as of June 30, 1995.

In October 1995, Meteor formed Meteor Marketing, Inc., formerly Pyramid Stores, Inc., a Colorado corporation, as a wholly owned subsidiary to hold the stock of its petroleum distribution subsidiaries and operate those companies separately from Meteor's other activities.

In November 1995, Meteor issued 1,745,000 shares of its common stock in exchange for all of the outstanding stock of Capco Resources, Inc. ("CRI"), a Delaware corporation. The shares of the Company's common stock issued in this transaction were issued to a U.S. subsidiary of Capco Resources Ltd. ("Capco"), an Alberta corporation, which is listed on the Alberta Stock
Exchange.   As a result of this transaction, there was a change in control of the Company. Accordingly, the transaction was considered a reverse acquisition for accounting purposes and the assets of Meteor, including the assets of Graves and Hillger have been revalued to their fair value at the date of the transaction. The major assets of CRI when acquired by Meteor included: (i) an interest in Saba Power Company Ltd., which is building a power plant in Pakistan; (ii) all of the stock of Capco Analytical Services, Inc., a California environmental services firm which was sold in 1997; and
(iii) a $1,516,000 promissory note receivable from Saba Petroleum Company which was collected in 1997; and other miscellaneous assets.

Graves owns 50% of a limited liability company which in June 1996, acquired a convenience store for $610,000 using financing through Phillips Performance Fund.

At about the same time the Company purchased all of the inventory, dealer business and lubricant customers of Duke City Distributing Company (Albuquerque, New Mexico). In February 1997, Graves acquired certain assets of Tedken Oil Co, a convenience store and a 24-hour automated fueling facility. Tedken Oil Co. was located in Farmington, New Mexico. In connection with this acquisition, Meteor raised $520,000 in cash through the sale of 130,000 shares of common stock and 130,000 warrants with an exercise price of $5.00 per share.

In June 1997, Meteor completed a public offering of 690,000 shares of its common stock and 690,000 warrants. Net proceeds from this offering totaled approximately $3,139,000. Upon completion of this offering, Meteor's shares and warrants were listed on the American Stock Exchange.

In August 1997, Meteor acquired all of the common stock of Fleischli Oil Company, Inc. ("Fleischli") for $4,888,000. Fleischli is a petroleum marketing and distribution company doing business in Colorado, Wyoming, South Dakota, Nevada, Utah, Montana, Nebraska and Idaho. Fleischli sells large volumes of fuel and lubricants to industrial users throughout these states, concentrating on the mining industry.

Meteor's headquarters are located at 216 Sixteenth Street, Suite 730, Denver, Colorado 80202, and its telephone number is (303) 572-1135.

THE PETROLEUM DISTRIBUTION INDUSTRY

The Petroleum Marketers Association of American ("PMAA") estimates that in 1996 the total volume of refined petroleum products sold in the United States was approximately 27 million gallons per day. Refined petroleum products are distributed by three types of entities: pipeline companies that distribute directly to large end-users, such as utilities and airports; major oil companies that often supply their own retail outlets and are normally restricted to urban areas; and independently-owned wholesale petroleum distributors.

According to PMAA there are over 10,000 independent petroleum distributors in the United States that distribute approximately 35% of all refined petroleum products sold in the United States. Due to these industry characteristics, as well as the absence of other significant industry consolidators, the owners of independent petroleum businesses, a majority of which are relatively small owner-operators, have limited alternatives to sell their operations. The Company believes these factors create an opportunity for it to consolidate this industry and accomplish additional acquisitions in its existing region and in additional market areas.

PETROLEUM MARKETING OPERATIONS

Meteor operates its petroleum marketing and convenience store business primarily from its Colorado, New Mexico and Wyoming offices. The Company operates this business through Meteor Marketing, Inc. and its two New Mexico subsidiaries, Hillger Oil Company and Graves Oil & Butane Co., Inc. and one Wyoming subsidiary, Fleischli Oil Company, Inc. (hereinafter collectively referred to as the "Company").

The commercial/wholesale operations are the largest part of the Company's business. This operation has fuel delivery agreements with customers that include truck stops, retail gasoline service stations, convenience stores, construction companies, commercial fleet distribution centers, the federal government, mining companies, and utilities.

The commercial/wholesale operation has distributor agreements with Phillips Petroleum Company, Sun Lubricants, Conoco, Inc., Exxon Lubricants, Inc., Diamond Shamrock Corp., Sinclair Oil Company and Fina Oil Company. These distributor
                                                       3
agreements allow the Company to purchase petroleum products at wholesale prices directly from distribution centers, pipeline terminals and refineries controlled by these large oil producer/refiners. The Company is then authorized to resell those products to its customers.

The Company's distribution agreements generally have three-year terms. The primary distribution agreements are with Sinclair Oil Company, Phillips 66, Sun Lubricants Company and Conoco, Inc. The Phillips distribution agreement expires in June, 1998 and the Conoco agreement expires in April, 1999. The distribution agreements do not provide for an exclusive territory and can be terminated by either party upon 30 days notice. There can be no assurance that these agreements will not have to be renegotiated or that they will be renewed. Although the Company is a large and long standing distributor of Sinclair, Conoco and Phillips products in the states where the Company operates, it is possible the Company could lose such contracts. In such an event, the Company's operations may be adversely impacted. If such contracts were lost, management would attempt to persuade the Company's customers to switch to other oil company brands with which it has a contract. The Company could also buy and sell fuel as an unbranded independent, however sales volumes and/or margins could decrease materially if the Company did not have access to branded products.

Many of the Company's wholesale customers operate retail gasoline service stations under the banners of various large oil companies. The banner arrange-ments require that a retail operator purchase fuel exclusively from a distributor, such as the Company, who is authorized to sell branded products. On occasion the Company has supplied new signage and other improvements to retailers so they would switch to a Company brand. The Company's suppliers may subsidize such improvements by providing discounts to the Company or by forgiving certain obligations based on the volume of product sold to such retailer.

The Company also markets its products to commercial and governmental accounts. The marketing department consists of 14 people. The marketing department is primarily responsible for the direct selling efforts of the Company and for ensuring that customer's accounts are properly serviced. The majority of the Company's revenues come from repeat telephone orders from existing customers. The Company also advertises in trade journals and attends industry trade shows in its market.

The Company's wholesale transactions and most of its commercial sales are very straightforward. The distribution channel begins with the loading of the Company's trucks at pipeline terminals or refineries. When delivered in transport quantities, the trucks deliver the inventory directly to the customer with no intermediate storage of fuel. The distribution process for bulk fuel products, from pick-up to delivery to customers, is typically completed in less than two days.

The Company's wholesale/commercial customers in New Mexico are in three major regional markets; Farmington, Las Cruces and Albuquerque and have been with the Company for many years. Fleischli's market area is in the states of Wyoming, Colorado, South Dakota, Nebraska, Utah, Montana, and Idaho. No customer accounts for more than 10% of the Company's sales. The loss of one or more major customers could have a significant impact on the Company's revenues.

The Company's retail operations consist of ownership or leasehold interests in 20 retail outlets which include service stations, convenience stores and lube
pits.   Fifteen  outlets  are operated by  the Company and  five are leased or subleased to third parties. Hillger operates nine convenience stores and supplies 2 branded dealers in New Mexico. Graves operates six retail sites and supplies 2 branded dealers. Fleischli supplies 1 branded dealer.

The retail outlets sell gasoline, propane and other petroleum products directly to the general public. The services provided are those that would generally be expected to be provided at this type of facility. The retail outlets also sell food and tobacco products as a convenience to their customers. Other than at the convenience stores, non-petroleum products sales are not a material part of retail revenues. The Company's highest volume convenience stores are located in the Las Cruces and Albuquerque areas. The Company intends to continue to expand its convenience store base mostly by acquisition and in some cases new construction.

The Company has nine automated cardlock facilities. The cardlock systems provide 24-hour-per-day access to fuel dispensing facilities for commercial fleet customers and customers with automated debit cards. The cardlock systems do not require that a Company employee be present to process the fuel purchase. The cardlock facilities are primarily used by commercial fleet operators in order to take advantage of automated transaction process technology which allows a user to insert a "user card" activating the fuel dispenser and records the transaction. The Company's strategy contemplates increasing the number of cardlock facilities that the Company owns or controls.

The Company also has wholesale, retail and commercial propane operations. In November 1993, Graves reentered the residential propane markets in Farmington, New Mexico. Graves' management and employees have significant experience in the propane industry and the Company had a substantial amount of propane equipment that was underutilized. A significant percentage of the homes and commercial buildings in the rural areas around Farmington do not have access to natural gas lines and must rely on propane for heating. Management of the Company believes that the residential propane market provides a significant opportunity for growth. As of the date of this Annual Report, Graves has over 641 residential and over 15 commercial propane customers and continues to actively market this product and service. More recently, Graves became a 33% owner of a residential propane company in Albuquerque, New Mexico. Management of the Company is actively seeking other propane opportunities in its market areas.

SABA POWER COMPANY LTD.

Saba Power Company Ltd. ("Saba Power") is a limited liability corporation in Pakistan which was established in early 1995 to pursue development of a power
plant project in Pakistan.   The Company has an interest in Saba Power, which
has a power plant project under construction 40 miles from Lahore, Pakistan. The Company has two unrelated joint venture partners, Cogen Technologies of Houston, Texas ("Cogen") and Coastal Saba Power Ltd. ("Coastal"). Estimated costs for the 125 megawatt plant are approximately $150,000,000. Construction activity is underway and although there can be no assurances, the project is expected to be completed in the spring of 1998.

At December 31, 1997, the Company, had invested $690,200 in Meteor Holdings LLC ("MHL") MHL owns an equity interest in Saba Power Company, Ltd. (the "Power Project"). The investment in the Power Project is reported using the cost method. The Company also entered into an agreement with Saba Petroleum Company ("Saba") whereby Saba, a related party, participated in the Power Project. Saba invested $250,000 in MHL resulting in MHL's total investment of $940,200 in the Power Project. Saba owns a .5% interest in the Power Project through its ownership of 27% of MHL. The Company owns 1.5% of the Power Project through its ownership of 73% of MHL. Saba's .5% interest in the project is subject to the same terms and conditions as the Company's 1.5% interest. These percentages, however, could be reduced in the event that other shareholders of Saba Power are required to make additional contributions to equity. No such additional equity contributions have been requested.

MHL had the right to sell its interest in Saba Power to an affiliate of one of the other shareholders for approximately the amount of its contribution subject to Pakistan Government approval. While the Company is continuing its efforts to sell its interest in the Power Project, government approval has not been obtained and there can be no assurance that such approvals will be obtained in the future.

The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required, then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

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

COMPETITION AND MARKETS

The petroleum marketing business is highly competitive. The Company competes on the basis of price, service and corporate capabilities. In all phases of its operations, the Company encounters strong competition from a number of companies, including some very large companies. Many of these larger competitors possess and employ financial and personnel resources substantially in excess of those which are available to the Company. The Company's marketing division alsocompetes with integrated oil companies which in some cases own or control a majority of their own marketing facilities. These major oil companies may offer their products to the Company's competitors on more favorable terms than those available to the Company from its suppliers. A significant number of companies, including integrated oil companies and petroleum products distribution companies, distribute petroleum products through a larger number of facilities than the Company.

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

Competition in the retail segment of the gasoline distribution industry is severe and highly decentralized. Competition comes from numerous gasoline service stations that have different brands and from many independent unbranded stations. The Company competes for retail customers based on brand loyalty and price. The Company attempts to develop brand loyalty as a result of the friendly service it provides to its customers. To the extent that the customer does not have brand loyalty, then the Company competes on price and service.

The gasoline retail industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies, and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's largest competitors include Seven-Eleven, Diamond Shamrock, and Giant Industries and other major oil companies that own and operate their own stores in the Company's market areas such as Texaco and Phillips 66. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores. The Company also will encounter competition in attempting to acquire sites for new stores and existing groups of convenience stores.

GOVERNMENTAL REGULATIONS

ENVIRONMENTAL MATTERS

Various federal and state statutes are designed to identify environmental damage, identify hazardous material and operations, regulate operations engaged in hazardous activities, and establish procedures for remedial action. The Company is inspected on a regular basis by both federal and state environmental authorities. The Environmental Protection Agency ("EPA") and the States of New Mexico, Colorado and Wyoming have instituted environmental compliance regulations designed to prevent leakage and contamination from underground storage tanks. The Company continually expends capital when complying with changing environmental regulations and expects to spend about $70,000 a year on environmental compliance.

The States of New Mexico, Colorado and Wyoming have established Trust Funds for the clean up of contaminated underground sites. Under most circumstances, the Company's exposure is limited to $10,000 per location, beyond which the
state clean-up fund assumes responsibility.   Assistance is not available to
repair or replace underground tanks or equipment. The law specifies requirements which must have been met for an applicant to be eligible, includes a provision that payments will be made in accordance with regulations (which have not yet been issued) and states that payment from the Trust Funds are limited to amounts in that fund. There can be no assurance that the Trust Funds will have sufficient capital, or will agree, to fund remediation of any particular problem.

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

ENVIRONMENTAL COMPLIANCE. The Company's Regulated Environmental Activities are subject to an extensive variety of evolving federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment. A non-exclusive listing of the environmental laws which potentially impact the Company's Regulated Environmental Activities is set out below:

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

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980 ("CERCLA" OR "SUPERFUND") AS AMENDED IN 1982. CERCLA established the Superfund program to clean up inactive sites at which hazardous substances had been released. Superfund has been interpreted to create strict, joint and several liability for the costs of removal and remediation, other necessary response costs and damages for injury to natural resources. Superfund liability extends to generators of hazardous substances, as well as to (i) the current owners and operators of a site at which hazardous substances were disposed; (ii)any prior owner or operator of the site at the date of disposal; and (iii)waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA allows the EPA to investigate and remediate contaminated sites and to recover the costs of such activities (response costs), as well as damages to natural resources, from parties specified as liable under the statute. CERCLA also authorizes private parties who incur response costs to seek recovery from statutorily liable parties. CERCLA was amended by the Superfund Amendments and Reauthorization Act of 1986 ("SARA"). SARA provides a separate funding mechanism for the clean up of underground storage tanks. CERCLA excludes petroleum including crude oil or any fraction thereof, with certain limitations from the definition of "hazardous substances" for which liability for clean up of a contaminated site will attach. This exclusion also applies to those otherwise hazardous substances which are inherent in petroleum, but not to those added to or mixed with petroleum products.

THE CLEAN WATER ACT OF 1972, AS AMENDED (THE "CLEAN WATER ACT"). The Clean Water Act establishes water pollutant discharge standards applicable to many basic types of manufacturing facilities and imposes standards on municipal sewage treatment plants. The Clean Water Act requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment and/or maintenance of those standards. Many industrial and govern mental facilities must apply for and obtain discharge permits, monitor pollutant discharges and under certain conditions reduce certain discharges. The Clean Water Act also requires pre-treatment of certain discharges prior to release into a publicly owned treatment works.

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

THE EMERGENCY PLANNING AND COMMUNITY RIGHT-TO-KNOW ACT ("EPCRA"). EPCRA was passed as a part of the Superfund Amendments and Reauthorization Act (SARA). EPCRA requires emergency planning notification, emergency release notification, and reports with respect to the storage and release of specified chemicals. Industry must provide information to communities regarding the presence of hazardous and extremely hazardous substances at facilities within those communities.

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

REGULATORY STATUS AND POTENTIAL ENVIRONMENTAL LIABILITY. The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation and devotes significant attention to protecting the health and safety of its employees and to protecting the Company's facilities from environmental problems. Management believes that the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. In light of coverage of the state reimbursement funds and the indemnification of the Company by the Seller, Management does not believe that any pending or threatened environmental litigation or enforcement action(s) could materially and adversely affect the Company's business. While the Company has implemented, where appropriate, operating procedures at each of its facilities designed to assure compliance with environmental laws and regulation, given the nature of its business, the Company always is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.

EMPLOYEES

The Company employs approximately 273 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.

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

The Company owns an additional 2.5 acres adjacent to this property where it stores moveable above ground fuel tanks. Also, in Farmington, New Mexico, the Company owns two additional gasoline stations, two quick lube pits, one car wash, and two cardlock locations. The lube pits and car wash are leased to an unaffiliated third party, the Company operates two additional cardlock/retail locations on leased property.

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

In the Fleischli geographic area, the Company owns three properties which are leased to unaffiliated parties. The first property in Casper, Wyoming includes a certain building, grounds and facilities including a loading dock on approximately 4.5 acres. The term of this lease is approximately two years and expires July, 1999. The second property also in Casper, Wyoming, includes a certain building, grounds and facilities with the ground area being approximately 29,450 feet and total building area including loading dock of approximately 12,000 feet. The lease expired in January, 1997 but was renewed on a 3 year term and will expire in January, 2000. The third property in Rock Springs, Wyoming, is comprised of a 6,375 square foot building. This lease was signed in January, 1998 and is for one year and will expire in January, 1999.

Fleischli leases two properties in Cheyenne, Wyoming from an affiliated party. The first property includes a warehouse building. The lease commenced in July, 1995 and has a term of 120 consecutive months which expires in June, 2005. The second property is a commercial office building on a parcel of 1.48 acres. The term of the lease commenced in July, 1995 and has a term of 120 consecutive months which will expire in June, 2005. Fleischli also leases two properties from two unaffiliated parties. The first is in Commerce City, Colorado and contains warehousing for bulk goods equipment and bulk storage tanks on an approximately 16,850 square feet parcel of land. This lease commenced on January 1, 1997 and expires on December 21, 2001. The second lease is in Beowawe, Nevada and includes the land and track for use in storage and handling of engine and hydraulic oils and propane and other purposes incidental thereto. The area is 117,286 square feet. The term of the lease commenced in March 1994 and is automatically renewed on a year-to-year basis.

The Company leases a truck stop in Cortez, Colorado from an affiliated party and subleases the property to an unaffiliated truck stop operator.

The Company owns a substantial amount of personal property, including above and below ground tanks located at its bulk plants, service stations and lube pits described above. It also owns approximately 700 portable above ground commercial fuel tanks, and propane tanks, 13 automobiles and 42 trucks, 67 tractors/trucks, 95 trailers and 14 forklifts.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none to this litigation is likely to have a material effect on the Company's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal year covered by this Annual Report, no matter was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

Prices for the Common Stock are quoted on the American Stock Exchange.

                                                       Bid
                Period                           High     Low

     Quarter Ended March 31, 1996. . . . . .     $3.75    $2.00
     Quarter Ended June 30, 1996 . . . . . .     $4.25    $1.75
     Quarter Ended September 30, 1996. . . .     $4.25    $2.87
     Quarter Ended December 31, 1996 . . . .     $5.87    $3.62

     Quarter Ended March 31, 1997. . . . . .     $5.63    $3.50
     Quarter Ended June 30,1997. . . . . . .     $7.63    $4.25
     Quarter Ended September 30, 1997. . . .     $7.75    $5.13
     Quarter Ended December 31, 1997 . . . .     $5.50    $3.81
__________________

As of March 26, 1998, there were approximately 40 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are approximately 600 beneficial holders of the Company's Common Stock.

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

BALANCE SHEET DATA:                           (In Thousands)
                                              At December 31

                               1997      1996      1995     1994     1993
                              ------   -------    ------   ------   ------
Current Assets               $15,826   $ 8,488    $6,708   $  126   $   --
Property and Equipment        13,940     8,277     8,568      250       --
Other Assets                   2,175     3,669     3,273      164       --
Discontinued Operations           --        --        --      572      660
Total Assets                  31,941    20,434    18,549    1,112      660
Current Liabilities           12,935     8,943     6,921      403       --
Long-term Debt                 2,912       446     2,195       --       --
Deferred Tax Liability         2,288     1,773     1,894       --       --
Minority Interest              4,515     4,152     3,615       --       --
Stockholders' Equity           9,291     5,120     3,924      709      660

STATEMENT OF OPERATIONS DATA:
                               (In Thousands, Except Per Share Data)
                                  For the Years Ended December 31,
                           1997       1996       1995      1994       1993
                         ---------   -------  ---------  --------   --------
Sales                     $ 88,440   $59,984  $  9,828    $   473   $   -0-
Cost of sales               75,439    49,644     7,373        -0-       -0-
Operating Expenses          11,814     9,119     2,395        602         2
Other income (Expense)         397       (79)      (71)       -0-       -0-
Income (loss) from
 continuing operations         601       462       (74)      (129)       (2)
Income from discontinued
  operations                   -0-       -0-     1,871        179       690
Net income                     601       462     1,796         49       688

Earnings per common
 share and equivalent:
 Basic
  Continuing Operations   $    .16   $   .15  $   (.15) $(1295.32) $ (22.82)

  Discontinued Operations       --        --      3.82    1785.27   6906.24
  Net Income                   .16       .15      3.67     489.95   6883.42

Diluted:
 Continuing operations    $    .16   $  0.14  $   (.15) $(1295.32) $ (22.82)
 Discontinued operations        --        --      3.80    1785.27   6906.24
 Net Income               $    .16   $  0.14  $   3.65     489.95   6883.42

Weighted average number of
 common shares and common
 share equivalents:
 Basic                   3,821,061 3,184,397   489,035        100       100
 Diluted                 3,862,826 3,227,496   492,535        100       100

Cash dividends           $     -0- $     -0-  $    -0- $      -0-  $    -0-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

Effective November 2, 1995, Meteor acquired CRI. The acquisition was treated as a reverse acquisition of Meteor by CRI. Accordingly, the historical accounts of CRI are reflected in the financial statements prior to November 2, 1995, so comparisons with prior years are not very meaningful.

The consolidated statement of operations should be read in conjunction with the historical financial statements and notes thereto of Meteor, included elsewhere in this document.

The Company is engaged in the distribution and marketing of refined petroleum
products including gasoline, diesel fuel, propane and lubricants.   The
Company's growth, since its inception in 1992, has been primarily through the acquisition of businesses in the petroleum marketing industry. The Company's strategy is to continue to pursue acquisitions in the fragmented petroleum marketing industry.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $1,158,646 for the year ended December 31, 1997 compared to $841,953 for the year ended December 31, 1996 and $2,101,092 for the year ended December 31, 1995. The increase in cash provided in 1997 is primarily related to the Fleischli acquisition.

As of December 31, 1997, the Company had working capital of $2,891,493 compared to a working capital deficit of $454,976 at December 31, 1996. The increase in the working capital is due primarily to a public offering of stock in 1997.

Net cash used by investing activities totaled $2,575,560 for the year ended December 31, 1997, compared to cash used of $922,615 for the year ended December 31, 1996 and 1,378,593 for the year ended December 31, 1995. The Company collected loans to related parties of $2,150,000 in 1997. This was offset by purchases of property and equipment and the acquisition of Fleischli.

Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to continue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions.

Net cash provided by financing activities totaled $1,490,616 for the year ended December 31, 1997 compared to a provision of $137,504 for the year ended December 31, 1996 and a sue of $628,626 for the year ended December 31, 1995. The increase in 1997 is primarily related to a public offering of stock in 1997, partially offset by payments on debts.

The Company has three revolving bank credit facilities with Norwest Business Credit, Inc. - one for $3,000,000, one for $1,500,000 and one for $5,000,000.
The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined and on December 31, 1997, $779,501, 507,127 and $2,546,944 were borrowed against the facilities which are recorded as current liabilities. The Company has been in default on timely filing of information with the lender. The Company was also in default of the net worth and net income requirements for two of the subsidiaries. The lender waived these defaults.

The Company has various loans with banks which require payments of $592,000 in 1998.

At December 31, 1996, the Company owned 50% of a limited liability company which in June, 1996, acquired a convenience store for $610,000 using financing from Phillips 66. The balance of the loan at December 31, 1997 was $467,000. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

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

The Company is obligated to pay lease costs of approximately $893,000 in 1998 for land, building, facilities, and equipment.

In order to pay its obligations, the interest on such obligations and other expenses, the Company must generate cash flows from operations which exceed that which has been achieved in the past. In addition, even if historical cash flow is exceeded throughout the terms of its obligations, the Company will probably be required to raise capital or refinance its existing debt in order to pay its obligations as they become due.

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

The states the Company operates in have recognized the potential cleanup costs resulting from regulations, and have included the establishment of corrective action funds. The purpose of the funds are to provide monetary assistance in both assessing site damage and correcting the damage. Assistance is not available to repair or replace underground tanks or equipment. The law specifies requirements which must have been met for an applicant to be eligible, including a provision that payments will be made in accordance with regulations (which have not yet been issued), and states that payment from the corrective action fund are limited to amounts in that fund.

The Company maintains detailed inventory records and performs tank and line tightness tests on a regular basis on all underground storage tanks. Management has assessed the environmental contingencies and does not anticipate any potential liabilities that will have a material adverse effect on the consolidated financial position, results of operation, or liquidity of the Company.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. During the period ended December 31, 1997, 1996 and 1995, the Company expended $118,745, $31,167, and $5,876 respectively, for site assessment, related cleanup costs, and regulatory compliance. Included in other assets at December 31, 1997 and 1996, are unreimbursed costs from the States of $20,047 and $125,761, respectively. The Company as accrued $296,940, discounted at 10%, for environmental remediation which management believes is adequate to cover known remediation problems.

Meteor and its subsidiaries have checked with the manufacturers of their various software packages and have been told that new versions addressing the year 2000 will be available between mid-year through end of 1998. At this time we have no reason to believe that there will be any problems with our various software packages.

The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will present a new Statement of Comprehensive Income which will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include net income, as reported in the Statement of Operations, plus the net changes in the foreign currency translation, liabilities components, and unrealized gains and losses on certain investments in debt and equity securities.

The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company currently believes segment disclosures pursuant to SFAS No. 131 will not be materially different from the current disclosures pursuant to SFAS No. 14.

RESULTS OF OPERATIONS

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

The Company is primarily engaged in the business of marketing and distributing refined petroleum products and related products employing wholesale and retail operations and environmental services.

The Company had sales of $88,440,000 in 1997 compared to $59,984,000 in 1996, a $28,456,000 (47.4%) increase. The increase is primarily attributable to the Company's acquisition of Fleischli on August 1, 1997, and partially offset by lower rack prices during the current period resulting in lower net sales.

Fuel sales gallons increased to 92,888,000, compared to 62,405,000 in 1996, a 30,483,000 (48.9%) increase. The increase is primarily the result of the Fleischli acquisition.

Gross profits for 1997 and 1996 were $13,000,000 and $10,340,000 respectively, an increase of $2,660,000 (26.0%). The increase is primarily attributable to the Company's acquisition of Fleischli, and partially offset by a decline in retail gasoline margins during the current period resulting in lower gross margin. Retail margins are dictated by competition in a given area and the Company has no control over such margins.

The Company's selling, general, and administrative expenses were $10,858,000 for the year ended December 31, 1997, compared to $8,269,000 for the period ended December 31, 1996, an increase of $2,569,000 (31.2%). The increase is related to the Fleischli acquisition which added $2,904,000 in expenses, while existing operations reduced expenses by $324,000 (3.9%). As a percentage of sales, selling, general and administrative expenses declined from 14% to 12% reflecting benefits of combining the companies.

The Company's depreciation and amortization for the year ended December 31, 1997, was $956,000 compared to $850,000 for the period ending December 31, 1996. The increase in depreciation and amortization is primarily due to the Fleischli acquisition.

The Company's other income or expense for the year ended December 31, 1997, was $397,000 in income compared to in $79,000 expense for the period of December 31, 1996. The reason for the increase is a lawsuit settlement received in the current period. This is an unusual item that the Company does not expect to recur in the future.

The Company's provision for income taxes for the year ended December 31, 1997 was $583,000 compared to $395,000 for the period ended December 31, 1996. The increase is due to higher income. The expected federal tax provision based upon statutory rates would have been $538,000.

The Company's net income for the year ended December 31, 1997, was $601,000 compared to $462,000 for the period ended December 31, 1996 due to the above described items.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO DECEMBER 31, 1995

The following discussion for comparisons is limited because the historical accounts for 1995 reflect only two months of revenue and expense for Meteor due to the reverse acquisition by CRI in November, 1995, while 1996 reflects a full year of operations for Meteor.

The Company's sales for the year ended December 31, 1996, were $59,984,000 compared to $9,828,000 for the comparable period ending December 31, 1995.
In addition to the fact that the historical accounts for 1995 reflect only two months of revenue and expense, the increase in revenues is partially due to increases in gasoline volumes and prices at the retail level.

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

The Company's gross profit for the year ended December 31, 1996, was $10,340,000 compared to $2,455,000 for the period ended December 31, 1995. The increase is partially related to higher sales as described above and increased margins for gasoline at the retail level. Retail gasoline margins are dictated by competition in a given area and the Company has no control over such margins.

The Company's selling, general and administrative expenses were $8,269,000 for the year ended December 31, 1996, compared to $2,244,000 for the period ended December 31, 1995. The increase in expenses is related to combining the oper-ations of Hillger, Graves and CRI. As a percentage of sales general and administrative expenses declined from 23% to 14% reflecting benefits of combining the companies.

The Company's depreciation for the year ended December 31, 1996, was $850,000 compared to $152,000 for the period ended December 31, 1995. In addition to the fact that the historical accounts for 1995 reflect only two months of revenue and expense, the increase in depreciation expense is due primarily to acquisition of buildings and equipment.

The Company's other expenses for the year ended December 31, 1996 was $79,000 compared to $71,000 for the period ended December 31, 1995. The reasons for the decrease are primarily related to an increase in interest income, a increase in interest expense, and sales of assets this year.

The Company's provision for income taxes for the year ended December 31, 1996, was $395,000 compared to $(1,470)for the period ended December 31, 1995. This increase is due to more income. The expected tax provision based on statutory rates would have been $446,000. The variance from the effective rate is principally due to the benefit of loss carryforwards.

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

Included at F-1 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

   Name                Age            Positions and Offices Held
   ---------------     ---    ----------------------------------------------
   Edward J. Names      46    President and Director

   Ilyas Chaudhary      50    Chairman, Chief Executive Officer and Director

   Dennis R. Staal      49    Secretary/Treasurer and Director

   Paul W. Greaves      45    President of Subsidiaries

   Irwin Kaufman        61    Director

   Rafiq Sayed          45    Director

   Robert K. Jensen     41    President of a Subsidiary

There is no family relationship between any Director or Executive Officer of the Company.

Capco Acquisub, Inc. has the right to appoint two directors, however only one, Ilyas Chaudhary, is currently representing Capco Acquisub, Inc.

On August 5, 1997, a special meeting of the board of directors was held. Two additional directors were appointed to the board. They are Irwin Kaufman and Rafiq Sayed. At that same meeting, the Company established an audit committee and appointed Edward Names, Irwin Kaufman and Rafiq Sayed to that committee.

Set forth below are the names of all Directors and Executive Officers of the Company and its major subsidiaries, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

EDWARD J. NAMES - President and Director. Mr. Names has been President and a Director of Meteor since it was incorporated in 1993. Mr. Names has extensive experience in mergers and asset acquisitions as well as small business matters such as business planning, financing, management and contract negotiation.
Mr. Names was President of Alfa Resources, Inc. and its subsidiaries from 1983 to 1995. Mr. Names resigned as President of Alfa Resources, Inc. as of the closing of the CRI acquisition and resigned as a director in 1997. In 1987, Mr. Names became Special Counsel to the law firm of Wills and Sawyer, P.C., Denver, Colorado, and maintained that relationship until December 1992. Mr. Names was associated with the firm of Nelson & Harding, Denver, Colorado, from 1980 to 1981, and the law firm of Schmidt, Elrod & Wills, Denver, Colorado, where he practiced corporate and securities law and became a Partner in October 1982. Mr. Names received a Bachelor of Arts Degree in Economics from the University of Colorado in 1973, and a Juris Doctorate from the University of Denver College of Law in 1980. He devotes his full time to the business of the Company and its subsidiaries.

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

IRWIN KAUFMAN - Mr. Kaufman has been a director of the Company since August 1997. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. He has worked as a financial consultant for the last several years. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation.

RAFIQ SAYED - Mr. Sayed has been a director of the Company since August 1997. Mr. Sayed is a customer focused technology executive and consultant with experience in the global telecommunications industry. Mr. Sayed has 22 years experience with STC LTD U.K. and Northern Telecom in technical and executive positions. In his most recent position with Nortel, Mr. Sayed managed the development and re-architecture and re-engineering of the DMS-100 Common layer and was also responsible for release management, process definition, customer and employee satisfaction, quality of technical definition, product integration, validation, test automation and global support. Mr. Sayed completed H.N.D. in Electrical/Electronic Engineering (Equivalent of BSEE), Southbank College, London, England with emphasis on Power Distribution in 1975.

PAUL W. GREAVES - President and Chief Executive Officer of the subsidiaries. Mr. Greaves has been the President and Chief Executive Officer of the following subsidiaries: Meteor Marketing, Inc. (formerly Pyramid Stores, Inc.) and its subsidiaries, Graves Oil & Butane Co., Inc. and Hillger Oil Company since in April, 1996. Mr. Greaves has also acts as Chief Executive Officer of Fleischli since August, 1997. Prior to working for the Company, Mr. Greaves held the position of Regional Manager, Rocky Mountain Region, for Propane Continental of

Overland Park, Kansas, from April 1994 to April 1996. From 1989 until 1994, Mr. Greaves was Director of Business Development for the Wescourt Group of Denver, Colorado, a petroleum marketing and distribution holding company. Mr. Greaves devotes his full time to the business of the Company's subsidiaries described above.

ROBERT JENSEN - President of Fleischli, a subsidiary of Meteor. Mr. Jensen started with Fleischli in the early 1970's as a laborer and held several management and non-management positions including warehouse/delivery person, assistant manager of several retail gasoline stations and regional sales representative. Mr. Jensen became President of Fleischli in 1993. Mr. Jensen graduated from the University of Wyoming in 1981. He is involved in numerous industry organizations having earned Salesman of the Year awards from both the Wyoming Contractors Associations and the Wyoming Mining Association. Mr. Jensen is a board member of the Wyoming Chapter of the National Multiple Sclerosis Society, Cheyenne LEADS economic development group and Chairman of the Cheyenne, Laramie County Economic Development Joint Powers Board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The following information regarding the executive compensation for the Company's Chief Executive Officer and President for the fiscal years ended December 31, 1997, 1996, and 1995. No other executive officer received compensation in excess of $100,000 during such periods.

                                            SUMMARY COMPENSATION TABLE
                                       Long Term Compensation
                        Annual Compensation    Awards      Payouts
                                                              Securities
                                    Other                     Underlying All
                                    Annual  Restrict-         Options/  Other
Name and Principal                  Compen- ed Stock  SARs    LTIP      Compen-
    Position     Year  Salary  Bonus sation  Award(s)(Number) Payouts   sation
---------------- ---- -------- ----- ------ --------- ------- --------- ------
Ilyas Chaudhary  1997 $    -0-  --     --       --         --       --     --
 Chairman of     1996 $    -0-  --     --       --         --       --     --
 Board and Chief 1995 $    -0-  --     --       --         --  100,000     --
 Executive Officer
Edward J. Names  1997 $105,000  --     --       --         --       --  $5,500*
 President       1996 $101,250  --     --       --         --       --  $5,040*
                 1995 $ 78,000  --     --       --         --  100,000  $4,512*

___________________

* Represents premiums paid on health insurance policies for Mr. Names.

                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                        Securities
                                        Underlying         Value of Unexer-
                    Shares              Unexercised        cised in-the
                    Acquired            Options SARs       Money Options/
                    On                  At FY-end          SARs AT FY-end
                    Exercise  Value     Exercisable/       Exercisable/
      Name          (Number)  Realized  Unexercisable      Unexercisable
----------------   ---------  --------  -------------      ----------------
Ilyas Chaudhary         -0-       -0-   66,667/33,333        $-0-/$-0-
Edward J. Names         -0-       -0-   66,667/33,333        $-0-/$-0-

EMPLOYMENT ARRANGEMENTS

EDWARD J. NAMES, President of the Company, entered into a five-year employment agreement with the Company which became effective in January 1994, which provides that Mr. Names is required to devote substantially all his work time to the Company. The agreement was amended in November 1995 to provide for an annual salary of $105,000. Pursuant to his employment agreement, Mr. Names is allowed to devote up to 10 hours per month to other business operations including his duties as a director or officer in other companies. Absent notice to the contrary from the Company or Mr. Names, the five-year term of the employment agreement will renew automatically each year. The Company can terminate his employment, however, at any time without cause and be obligated only for one year's salary. The employment agreement includes a covenant not to compete which is effective for two years after termination of employment.

ILYAS CHAUDHARY, Chairman of the Board and Chief Executive Officer of the Company, presently receives no salary.

DENNIS R. STAAL, Secretary/Treasurer of the Company, presently receives an annual salary totaling $65,020 per year from the Company and a subsidiary. He devotes approximately 80% of his time to the business of the Company and its subsidiaries.

PAUL W. GREAVES entered into a three year employment agreement with the Company's subsidiary, Meteor Marketing, Inc. which became effective in April of 1996. Mr. Greaves is required to devote full time to the business of Pyramid and its subsidiaries; Graves Oil & Butane Co., Inc., Hillger Oil Company, and Fleischli Oil Company, Inc. The agreement calls for a base salary of $80,000 per year plus an annual bonus based upon the financial performance of Meteor and its subsidiaries. The Company may terminate Mr. Greaves's employment at any time, without cause and be obligated for six months base salary and accrued but unpaid bonuses. The employment agreement includes a covenant not to compete which is effective for two years after termination of employment.

STOCK OPTION PLAN

A stock option plan providing for the issuance of incentive stock options and non-qualified stock options to Meteor's employees was approved by Meteor's shareholders on April 15, 1993. Pursuant to the Plan, 500,000 shares of Meteor's $.001 par value Common Stock have been reserved for issuance. As of March 31, 1998, and after reducing the number of expired options, 495,300 options were issued and outstanding under the Plan.

On October 1, 1993, options were granted to employees. As of December 31, 1997, out of these options, options to purchase 21,500 shares were outstanding (after deducting options which expired as a result of termination of employment).

These options are exercisable at $3.00 per share and vest in five equal installments each year following the date of grant. They expire ten years after the date of grant.

On February 1, 1994, additional incentive stock options were granted to employees. As of December 31, 1997, out of these options, options to purchase 16,800 shares were outstanding (after deducting options which expired as a result of termination of employment). These options are exercisable at $5.25 per share and vest in three equal installments each year following the date of grant. They expire ten years after the date of grant.

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

In May of 1996, the Board of Directors granted options to Paul W. Greaves to purchase 50,000 shares of Meteor's Common Stock. These options are exercisable at $3.50 per share and vest on a pro rata annual basis over five years. These options expire five years after the date of grant. As of December 31, 1997, of these options, only options to purchase 5,000 shares remain outstanding.

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

On February 14, 1997, Meteor granted an option to Dennis R. Staal, Secretary and Treasurer of Meteor, to purchase 25,000 shares of Common Stock at $3.50 per share. Also on February 14, 1997, Meteor granted an option to the president of IST, one of Meteor's subsidiaries, to purchase 5,000 shares of Common Stock at $3.50 per share. These options vest over three years on a annual basis and expire five years from the date of grant.

In October 1997, Meteor granted options to Robert Jensen, Fleischli's President, to purchase 15,000 shares at an exercise price of $5.50 per share. These options vest over three years and expire in October 2003. In March 1998 Meteor granted

5,000 options to Mr. Jensen at an exercise price of $4.25. Such options vest over five years and expire in March of 2008.

In March 1998 Meteor granted 5,000 options to each of two Directors. One half of such options vest immediately and one half vest in March of 1999. The exercise price is $4.25 per share. Also in March Meteor issued a total of 33,500 options to certain employees of the Company. Such options vest over five years and expire in March 2008.

CONSULTANTS' OPTIONS

On February 14, 1997, Meteor granted options to three consultants to purchase an aggregate of 130,000 shares of Meteor's Common Stock with an exercise price of $3.50 per share to acquire restricted stock. Of the 130,000 options, 50,000 of such options expired in February 1998; 50,000 of such options were exchanged for the 85,000 options expiring on December 31, 1998 exercisable at $3.81 per share; and 30,000 shares of such options expire in February 2000.

In September, 1997, Meteor granted options to Irwin Kaufman to purchase 50,000 shares of Meteor's common stock exercisable at $5.77. These options were canceled and 27,500 were issued on March 11, 1998, pursuant to the 1993 Plan and such options had an exercise price of $4.25. Such options expire in March of 2001.

On January 27, 1998, Meteor granted options to one consultant to purchase 50,000 shares of Meteor's Common stock. These options are exercisable at $4.00 per share and expire on December 31, 1998.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 30, 1998, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

    NAME AND ADDRESS            AMOUNT OF BENEFICIAL    PERCENTAGE
   OF BENEFICIAL OWNER              OWNERSHIP            OF CLASS
Capco Resources Ltd.               1,825,000<FN1>          44.2%
#950, 444 - 5th Avenue, S.W.
Calgary, Alberta
Canada TOP 2T8

Edward J. Names                      373,907<FN2>           8.9%
216 - 16th Street, Suite 730
Denver, CO 80202

Ilyas Chaudhary                    1,891,667<FN3>          45.1%
#950, 444 - 5th Avenue, SW
Calgary, Alberta
Canada TOP 2T8

Dennis R. Staal                      107,599<FN4>           2.6%
216 - 16th Street, Suite 730
Denver, CO  80202

Irwin Kaufman                         43,600<FN5>           1.0%
8224 Paseo Vista Drive
Las Vegas, NV 89128

Rafiq Sayed                           21,500<FN6>           .05%
102 Avenue of the Estates
Cary, NC 27511

Theron J. Graves                   1,178,548<FN7>          22.0%
761 South Miller
Farmington, NM  87499

All Executive Officers and         2,460,273<FN8><FN9>     56.8%
Directors as a Group
(7 Persons)
__________________

<FN1>
Excludes 75,000 shares which have been pledged to Capco Resources Ltd. to secure certain guarantees made to it by NFF, Ltd. and PAMDEN, Ltd.
<FN2>
Represents 40,240 shares held directly by Mr. Names, 265,000 shares held by NFF, Ltd., a limited partnership of which he served as general partner; 2,400 shares held by his wife of which he disclaims beneficial ownership, and 66,667 shares underlying stock options exercisable within 60 days by Mr. Names. Of the shares held by NFF, Ltd., 55,000 have been pledged to Capco Resources Ltd. to secure a guarantee made by NFF, Ltd.
<FN3>
Includes shares of the Company held by Capco Resources Ltd. of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns over 50% of its outstanding stock and 66,667 shares underlying stock options exercisable within 60 days by Mr. Chaudhary.
<FN4>
Includes 5,400 shares held by Mr. Staal; 71,500 shares held by PAMDEN, Ltd., a limited partnership of which Mr. Staal is general partner; 8,432 shares held by Mystique Resources Company which is wholly owned by PAMDEN, Ltd.; 600 shares held by an IRA and 21,667 shares underlying stock options exercisable within 60 days by Mr. Staal. Of the shares held by PAMDEN, Ltd., 20,000 have been pledged to Capco Resources Ltd. to secure a guarantee made by PAMDEN, Ltd.
<FN5>
Consists of 30,000 shares underlying stock options exercisable within 60 days by Mr. Kaufman and 13,600 shares owned by Mr. Kaufman directly .
<FN6>
Consists of 2,500 shares underlying stock options exercisable within 60 days by Mr. Sayed and 19,000 shares owned by Mr. Sayed directly.
<FN7>
Represents shares of the Company's Common Stock which Mr. Graves presently has the right to acquire upon the exchange of shares of Graves Preferred Stock held by him.
<FN8>
Includes 6,300 shares held directly and 20,000 shares underlying stock options exercisable within 60 days held by Paul W. Greaves, who is President and Chief Executive Officer of certain of the Company's subsidiaries.
<FN9>
Includes 2,000 shares held directly by Robert Jensen, who is President of Fleischli Oil Company, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Edward J. Names, President of Meteor, has personally guaranteed debt due to Norwest Business Credit, Inc., as described above, up to a maximum of $250,000 related to the Graves acquisition and $250,000 related to the Hillger acquisition and $250,000 related to the Fleischli acquisition. Mr. Names and Dennis R.

Staal, who is Secretary and Treasurer of Meteor, each have agreed to personally guarantee the debts of Graves and Hillger to its major suppliers. Capco Resources Ltd. has agreed to indemnify Edward Names and Dennis Staal relating to such guarantees.

TRANSACTIONS INVOLVING GRAVES

On September 28, 1993, the Company acquired all of the issued and outstanding common stock of Graves Oil & Butane Co., Inc. from its sole shareholder, Theron J. Graves. As a result of the transaction, Theron J. Graves retired as the Company's chief executive officer but agreed to provide consulting services for a period of seven years. Mr. Graves continues his investment by holding 1,000,000 shares of convertible cumulative preferred stock of Graves. The convertible preferred stock has a total liquidation preference of $3,543,500 and accruing dividends at a rate of 8% per annum until the date of redemption, which shall be no earlier than September 15, 2000 (the "Convertible Securities"). In the event of a default under the promissory note issued to purchase the Graves common stock, the holders of the Graves Series A Preferred have the ability to elect all the Graves directors. The Company's preferred stock obligations are secured by the unencumbered fixed assets of Graves. These securities are convertible into common stock of Graves or the Company at the bid price on the date of conversion or a maximum of 22.2% of the Company, whichever calculation yields fewer shares. The preferred stock, on conversion, also carries certain piggy-back registration rights.

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

TRANSACTIONS INVOLVING CAPCO RESOURCES LTD.

In June 1995, Capco Resources, Inc. ("CRI") purchased 378,000 (as adjusted for the 8% stock dividend) shares of the Company's Common Stock for $700,000 in cash. As a result of this transaction, CRI's parent, Capco Resources Ltd. ("Capco"), became a principal shareholder of the Company. Immediately prior to the acquisition of CRI by the Company, CRI sold all 378,000 shares held by it to Adres Chaudhary (who is not related to Ilyas Chaudhary) for the forgiveness of debt in the amount of approximately $700,000. CRI offered Adres Chaudhary this asset to reduce its debt to him. Adres Chaudhary has since transferred such shares to two individuals in a private transaction. Neither individual owns more than 5% of the Company's common stock.

In November 1995, the Company issued 1,745,000 shares of its Common Stock in exchange for all of the outstanding stock of CRI. The shares of the Company's Common Stock issued in this transaction, which represented approximately 53% of the shares now outstanding, were issued to a U.S. subsidiary of Capco. As a result of this transaction, there was a change in control of the Company and one of the Company's three directors was replaced by a Capco representative. The major assets of CRI included: (i) an interest in Saba Power Company Ltd., which is involved in the development of a power plant in Pakistan; (ii) all of the stock of Capco Analytical Services, Inc., a California environmental services firm; and (iii) a $1,516,000 promissory note from Saba Petroleum Company and other miscellaneous assets. Saba Petroleum Company is a publicly-held company of which Ilyas Chaudhary, the Company's Chief Executive Officer, is an officer, director and principal shareholder. The promissory note has been paid in full. Capco has agreed to guarantee the prepayment of such note prior 2006 and has agreed to pay an additional 2% interest until the note is fully paid.

Subsequent to November 1995, all of the assets of CRI, except its interest in Saba Power Company Ltd., have been transferred to the Company.

In connection with the agreement with Capco, NFF, Ltd. and PAMDEN, Ltd., limited partnerships which are controlled by Edward J. Names and Dennis R. Staal, respectively, guaranteed on a limited recourse basis the representations and warranties of the Company in the agreement. To collateralize these guarantees, NFF, Ltd. and PAMDEN, Ltd. pledged 55,000 and 20,000 shares, respectively, to Capco.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following statements are filed as part of this Report:
                                                                     Page(s)
Report of Independent Accountants ................................     F-1
Consolidated Balance Sheets - December 31, 1997 and 1996 .........     F-2
Consolidated Statements of Operations - December 31, 1997, 1996
     and 1995.....................................................     F-4
Consolidated Statement of Shareholders' Equity - December 31, 1997
     1996 and 1995................................................     F-5
Consolidated Statements of Cash Flow - December 31, 1997, 1996
      and 1995....................................................     F-6
Notes to Consolidated Financial Statements .......................     F-9

Financial Statement Schedule

Report of Independent Accountants.................................     S-1
Schedule 2 - Valuation and Qualifying Accounts....................     S-2

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

10.5     Registration Agreement       Incorporated by reference to Exhibit
         regarding Subsidiary's       6.5 to Registrant's Form 1-A Offering
         Preferred Stock              Statement (SEC File No. 24D-3802 SML)

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

10.23    1997 Incentive Plan          Incorporated by reference to Exhibit
                                      10.23 to Company's Form 10-K dated
                                      12/31/96 (SEC File No. 0-27968)

10.24    Second Amended and Restated  Incorporated by reference to Exhibit
         Agreement between Meteor     10.24 to Company's Form 10-K dated
         Industries, Inc., Capco      12/31/96 (SEC File No. 0-27968)
         Resources, Inc. and Saba
         Petroleum Company

10.25    Shareholder's Agreement      Incorporated by reference to Exhibit
         among Cogen Technologies,    10.25 to Company's Form 10-K dated
         Saba Capital Company, LLC,   12/31/96 (SEC File No. 0-27968)
         Capco Resources, Inc., et
         al

10.26    Letter Agreement with        Incorporated by reference to Exhibit
         Western Energy Resources     10.26 to Company's Form 10-K dated
         Limited                      12/31/96 (SEC File No. 0-27968)

10.27    Letter Agreement between     Incorporated by reference to Exhibit
         Meteor Industries, Inc.      10.27 to Company's Form 10-K dated
         and Capco Resources, Ltd.    12/31/96 (SEC File No. 0-27968)
         dated April 23, 1996

10.28    Meteor Corporate Guaranty    Filed herewith electronically
         with Norwest Business
         Credit, Inc.

10.29    Revolving Note with Nor-     Filed herewith electronically
         west Business Credit, Inc.

10.30    Credit and Security          Filed herewith electronically
         Agreement

21       Subsidiaries of the          Filed herewith electronically
         Registrant

27.1 Financial Data Schedule for Filed herewith electronically fiscal year ending
         December 31, 1997

                    REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 of Meteor Industries, Inc.:

We have audited the consolidated financial statements of Meteor Industries, Inc. as of December 31, 1997 and 1996 and for each of the three years in the period ending December 31, 1997, as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meteor Industries, Inc. as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ending December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

Denver, Colorado
March 31, 1998

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

ASSETS
                                               December 31      December 31
                                                  1997              1996
CURRENT ASSETS
  Cash                                        $   225,694      $   151,992
  Restricted cash                               1,150,266          928,355
  Accounts receivable-trade, net of
   allowance of $455,067 and $242,246
   respectively                                 9,745,318        5,134,276
  Accounts receivable, related party               91,919          109,149
  Notes receivable, net                           106,031          736,045
  Inventory                                     3,818,332        1,221,729
  Deferred tax asset                              404,970               --
  Other current assets                            283,604          206,401

          Total current assets                 15,826,134        8,487,947

Property, plant and equipment, net             13,939,783        8,277,368

Other assets
 Notes receivable, net                            179,110        1,598,430
 Investments in closely held businesses         1,395,045        1,285,407
 Other assets                                     601,279          784,579

          Total other assets                    2,175,434        3,668,416

               TOTAL ASSETS                   $31,941,351      $20,433,731

                                Continued on next page

                            METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                               December 31      December 31
                                                  1997              1996
CURRENT LIABILITIES
 Accounts payable, trade                      $ 5,655,272      $  3,512,257
 Accounts payable, related party                   26,407                --
 Bank overdraft                                   327,734           170,308
 Current portion, long-term debt                  592,195         2,176,357
 Accrued expenses                                 826,875           212,940
 Taxes payable                                  1,672,586           730,034
 Revolving credit facility                      3,833,572         2,141,027

     Total current liabilities                 12,934,641         8,942,923

Long-term debt                                  2,912,183           445,774

Deferred tax liability                          2,288,349         1,773,240

Minority interest in subsidiaries               4,515,010         4,151,903

     Total liabilities                         22,650,183        15,313,840

Commitments and contingencies (Notes 11, 12 and 13)

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 4,130,228 and
  3,310,138 shares issued and
  outstanding, respectively                         4,130             3,310
  Paid-in capital                               6,319,071         2,660,973
  Treasury stock, at cost, 18,500 and
   0 shares held respectively                     (88,694)               --
  Retained earnings                             3,056,661         2,455,608

       Total shareholders' equity               9,291,168         5,119,891

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $31,941,351       $20,433,731

The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                        For the Year Ended December 31
                                      1997            1996           1995
Net sales                        $ 88,439,730    $ 59,984,499    $ 9,828,092
Cost of sales                      75,439,269      49,644,010      7,373,304

   Gross profit                    13,000,461      10,340,489      2,454,788

Selling, general and
 administrative expenses           10,858,086       8,269,292      2,243,612
Depreciation and amortization         956,101         849,607        151,709

   Total expenses                  11,814,187       9,118,899      2,395,321

Income from operations              1,186,274       1,221,590         59,467

Other income and (expenses)
  Interest income                     376,463         361,271         28,047
  Interest expense                   (603,903)       (474,136)       (91,621)
  Other                               480,482              --             --
  Gain (loss)on sale of assets        143,909          34,323         (7,460)

  Total other income and (expenses)   396,951         (78,542)       (71,034)

Income (loss) from continuing oper-
  ations before income taxes
  and minority interest             1,583,225       1,143,048        (11,567)
Income tax (expense) benefit         (582,627)       (394,745)         1,470
Minority interest expense            (399,545)       (286,505)       (63,544)
    Income (loss) from continuing
     operations                   $   601,053     $   461,798        (73,641)

Discontinued operations:
  Income from discontinued operations
  (net of applicable income taxes of
  $452,620)                                --              --        441,197
  Gain on disposal of discontinued
  operations (net of applicable
  income taxes of $100,000)                --              --      1,429,256
      Net income                  $   601,053     $   461,798    $ 1,796,812

Earnings (loss) per common share
 and equivalent:
Basic
 Continuing operations            $       .16     $       .15    $      (.15)
 Discontinued operations                   --              --           3.82
 Net income                       $       .16     $       .15    $      3.67

Diluted
 Continuing operations            $       .16     $       .14    $      (.15)
 Discontinued operations                   --              --           3.80
 Net income                       $       .16     $       .14    $      3.65

Weighted average common share
 and common share equivalents:
 Basic                              3,821,061       3,184,397       489,035
 Diluted                            3,862,826       3,227,496       492,535

The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1996 and 1995

                                    Additional
                   Common   Stock   Paid-In    Retained  Treasury
                   Shares   Amount  Capital    Earnings   Stock     Total
Balance - January
 1, 1995                100 $  100 $  511,920 $  196,998        -- $  709,018
Stock issued
 and restated for
 reverse
 acquisition      3,022,803  2,923  1,411,420         --        --  1,414,343

Stock issued during
the year              2,000      2      3,998         --        --      4,000

  Net income             --     --         --  1,796,812        --  1,796,812

Balance - December
 31, 1995         3,024,903 $3,025 $1,927,338 $1,993,810 $     --  $3,924,173

Stock issued dur-
ing the year        285,235    285    733,635         --       --     733,920

  Net income             --     --         --    461,798       --     461,798

Balance - December
 31, 1996         3,310,138 $3,310 $2,660,973 $2,455,608       --  $5,119,891

Stock issued dur-
 ing the year       820,090    820  3,597,709         --       --   3,598,529

Warrants issued
  during the year        --     --     60,389         --       --      60,389

Treasury stock
  acquisition            --     --         --         --  (88,694)    (88,694)

  Net income             --     --         --    601,053       --     601,053

Balance - December
 31, 1997         4,130,228 $4,130 $6,319,071 $3,056,661 $(88,694) $9,291,168

The accompanying notes are an integral part of the financial statements.

                         METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Year Ended December 31
                                          1997         1996         1995
Cash flows from operating activities
 Net income                            $  601,053   $  461,798  $ 1,796,812
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization            956,101      849,607      159,416
 Loss (gain) on disposal of property
   & equipment                           (143,909)     (34,323)       7,460
 Deferred income taxes                   (249,457)      35,269       (1,470)
 Minority interest                        399,545      286,505       63,544
 Other                                          0      (11,486)           0
 (Increase)/decrease in accounts
   receivable                           1,815,430   (1,073,621)    (314,741)
 Increase/(decrease) in bad debt
   reserve                                212,821       55,267      186,979
 (Increase)/decrease in inventories      (363,556)     110,913      (32,022)
 (Increase)/decrease in other
   current assets                         (77,203)     (55,298)      22,297
  Increase/(decrease)accounts payable  (2,321,095)     642,212      289,544
  Increase/(decrease) in accrued
   liabilities                           (743,950)      10,247     (113,889)
  Increase/(decrease) in  taxes
   payable                                930,154     (216,068)      60,115
 (Increase)/decrease in other assets      142,712     (219,069)       8,207
 Discontinued operations                       --           --      (31,160)

  Net cash provided by operating
   activities                           1,158,646      841,953    2,101,092

Cash flows from investing activities
  Acquisition of Fleischli, net
   of acquired cash                    (3,525,608)           0            0
  Cash proceeds from sale of property     178,143      116,885            0
  Purchases of property and equipment  (1,230,148)    (253,202)     (57,003)
  Loans to related parties                      0      (68,220)  (1,516,000)
  Net cash from reverse acquisition             0            0      537,853
  Investment in closely held business    (109,638)    (876,266)    (401,999)
  Note receivable payments              2,111,691      158,188       58,556

  Net cash (used) by
   investing activities                (2,575,560)    (922,615)  (1,378,593)

                           Continued on next page

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Continued)

                                         For the Year Ended December 31
                                         1997         1996          1995
Cash flows from financing activities
  Borrowings on revolving credit
   facilities                         $76,864,675  $56,203,123   $ 7,734,473
  Payments on revolving credit
   facilities                         (77,272,130) (56,337,608)   (7,922,104)
  Increase in bank overdraft              157,426       98,651        71,657
  Borrowings on long-term debt          1,560,261      133,727        82,215
  Sale of minority interests in
   subsidiary                              37,387      250,000            --
  Distribution to minority interest       (73,825)          --            --
  Payments on long-term debt           (3,131,491)    (582,417)      (56,903)
  Proceeds from common stock issued     3,658,918      733,920         4,000
  Purchase of treasury stock              (88,694)          --            --
  Restricted cash                        (221,911)    (386,391)     (541,964)
  Insurance proceeds                           --       24,499            --

Net cash provided (used) by
 financing activities                   1,490,616      137,504      (628,626)

Net increase in cash and
   equivalents                             73,702       56,842        93,873

Cash and equivalents, beginning of
   period                                 151,992       95,150         1,277

Cash and equivalents, end of period    $  225,694  $   151,992     $  95,150


NON CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of CRI by issuance of stock
 accounted for as a reverse acquisition
  Property, plant and equipment        $       --  $        --    $2,066,503
  Deferred taxes                       $       --  $        --    $ (805,936)
  Stockholders' equity                 $       --  $        --    $1,260,567

Acquisition of property with debt      $  701,955  $   315,000    $       --
Capital lease assets and
 obligations assumed                   $1,094,811  $    13,308    $       --
Accounts receivable replaced with
  note receivable                      $       --  $    55,000    $       --

Other operating cash flow information:

Cash paid for taxes                    $  703,755  $   537,600    $   34,152
Cash paid for interest                 $  641,894  $   485,531    $   53,005

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Continued)

                                           For the Year Ended December 31
                                          1997          1996          1995
ACQUISITION OF FLEISCHLI OIL COMPANY

  Accounts receivables, net             6,622,063         --           --
  Notes receivable                         62,357         --           --
  Inventory                             2,233,047         --           --
  Deferred tax asset                      262,055         --           --
  Property, plant and equipment         4,934,957         --           --
  Accounts payable, trade              (4,490,517)        --           --
  Current portion, long term debt        (460,195)        --           --
  Accrued expenses                     (1,357,885)        --           --
  Taxes payable                           (12,398)        --           --
  Revolving credit facility            (2,100,000)        --           --
  Long term debt                       (1,291,327)        --           --
  Deferred tax liability                 (876,549)        --           --

    Total                              $3,525,608     $   --        $  --

   The accompanying notes are an integral part of the financial statements.

                               METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997

NOTE 1  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc.("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Graves Oil & Butane Co., Inc. ("Graves"), which was acquired effective September 1, 1993, is a wholesale and retail distributor of petroleum products primarily in northern New Mexico, Colorado, Arizona and Utah. Graves also operates retail gasoline and convenience stores in northern New Mexico in its own account and through limited liability companies, El Boracho, Inc., which was acquired September 1, 1993, holds a liquor license for use by an Albuquerque, New Mexico convenience store. Hillger Oil Company ("Hillger"), which was acquired effective April 1, 1995, is a wholesale and retail distributor of petroleum products primarily in southern New Mexico and Arizona in its own account and through limited liability companies. Capco Resources, Inc. ("CRI"), is a holding Company involved in the development of a power project in Pakistan. The acquisition of CRI was accounted for as a reverse acquisition with CRI treated as the acquirer. In 1996 the Company transferred its ownership of CRI to Meteor Holdings LLC ("MHL"). Innovative Solutions and Technologies, Inc. ("IST") is involved in providing environmental consulting. Fleischli Oil Company, Inc. ("Fleischli"), which was acquired effective August 1, 1997, is a wholesale distributor of petroleum products primarily in Wyoming, Colorado, Utah and Nebraska.

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries, Graves, including its wholly owned subsidiary, El Boracho, Inc., its wholly owned subsidiary Bloomfield Pyramid L.L.C., Hillger, including its 75% owned subsidiary Hatch Pyramid LLC and its wholly owned subsidiary Socorro Pyramid L.L.C., Fleischli, and IST and Meteor's 73% owned subsidiary, Meteor Holdings LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Accounts receivable, accounts payable and accrued expenses are stated in fair value due to their short-term nature. The carrying value of notes receivable approximates fair value. The carrying value of notes payable approximates fair value since the notes are either very recent or have variable interest rates.

INVENTORIES - Inventories are stated at the lower of cost or market. Inventories of petroleum products, greases and oils, and related products are stated at weighted average cost for Hillger and the last in first out (LIFO) basis for Graves and Fleischli. Sundries inventories are valued by the retail method and stated on the first in, first out (FIFO) basis which is lower than market. The amount of inventory valued using the LIFO method is $3,095,132 and

$543,122 at December 31, 1997 and 1996, respectively. The LIFO reserve at December 31, 1997 and 1996 is $403,065 and $348,382, respectively.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost; major renewals and improvements are charged to the property and equipment accounts; while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets, are expensed currently.

At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to operations.

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

DEPRECIATION - Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES
       Buildings and improvements                      5 to 40 years
       Equipment                                       5 to 20 years

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLES - The Company periodically evaluates its costs in excess of net assets acquired (goodwill) and its other intangibles to determine whether any impairment of these assets has occurred, in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In In making such determination with respect to goodwill, the Company evaluates the performance using cash flows, on an undiscounted basis, of the underlying businesses which gave rise to such amount. With respect to other intangibles, which include the cost of license agreements, covenants not to compete and organization costs, the Company bases its determination on the performance using cash flows, on an undiscounted basis, of the related products. The Company's goodwill results from the acquisition of Hillger. Any impairments are recognized using discounted cash flows. The assets acquired in these transactions continue to contribute a significant portion of the Company's net revenues and earnings.

Substantially all costs in excess of net assets (goodwill) of subsidiaries acquired are being amortized on the straight-line method over fifteen years.

Other intangibles, which include the costs of license agreements, covenants not to compete and organization costs, are being amortized over five years using the straight-line method.

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

ENVIRONMENTAL EXPENDITURES - Expenditures that relate to current operations are expended or capitalized as appropriate for each expenditure. Whenever an expenditure relates to an existing condition caused by past operations and does not contribute to future revenues, and is not subject to recovery, the expenditure is expensed currently. Liabilities are recorded when remedial efforts are probable and the cost can be reasonably estimated. The recoverability of expenditures is recognized when the expenditure is incurred. The estimated future expenditures are discounted at 10% to present value.

EARNINGS PER SHARE - The Company retroactively adapted SFAS No. 128, "Earnings Per Share" in 1997. Earnings per common and common equivalent share are computed by dividing the net income by the weighted average number of common shares outstanding. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants 849,300, 0, 28,200 for the years ended December 31, 1997, 1996 and 1995, respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock 1,122,864, 854,989, 863,147 for the years ended December 31, 997, 1996 and 1995, respectively, are omitted as they are antidilutive.

                                         1997       1996      1995
                                         ----       ----      ----
Denominator:
 Average common shares outstanding     3,821,061  3,184,397  489,035
 Average dilutive stock options and
  warrants                                41,765     43,099    3,500

    Diluted shares                     3,862,826  3,227,496  492,535

NOTE 2 -- PROPERTY AND EQUIPMENT

The major classifications of property and equipment are as follows:

                                        1997              1996
       DESCRIPTION                     AMOUNT            AMOUNT

       Land                          $ 2,313,992      $ 1,326,349
       Buildings and improvements      3,859,672        1,378,282
       Equipment                       9,564,469        6,512,753

                                      15,738,133        9,217,384

       Accumulated depreciation       (1,798,350)        (940,016)

       Net property and equipment    $13,939,783      $ 8,277,368

NOTE 3 -- NOTES RECEIVABLE

The Company had two outstanding notes receivable from its minority interest shareholder (100% preferred stockholder of Graves) in the amounts of $550,000
and $100,000, which became due in October 1997 and were paid.   Accrued
interest receivable at December 31, 1996 totaled $45,793.

The Company had a note receivable from another subsidiary of Capco Resources Ltd. (a 44% owner of the Company) in the amount of $1,516,000, which was paid in 1997.

The Company has a note receivable from a former subsidiary in the amount of

$132,293. Interest and principle is receivable monthly The interest rate is 8%. $22,411 is classified as current and $109,882 is long term.

The Company also has various notes receivable created through its operations. The notes have varying interest rates and terms. At December 31, 1997, the total of the notes are $152,848, of which $83,620 is classified as current and $69,228 is long term.

NOTE 4 -- INVESTMENTS IN CLOSELY HELD BUSINESSES

The Company owns 50% of the Graves Rio Rancho No. 1 Ltd. Co. The investment was acquired in May 1994. The Company reports its investment in this limited liability company using the equity method. The carrying value was $216,052 at December 31, 1997. This investment is not publicly traded.

The Company owns 50% of the Coors Pyramid L.L.C. The investment was acquired in June, 1996. The Company reports its investment in this limited liability company using the equity method. The carrying value was $173,491 at December 31, 1997. This investment is not publicly traded.

The Company owns 33% of American L.P., Ltd. The investment was acquired in December 1995, for $100,014. The Company reports its investment in this limited liability Company using the equity method. This investment is not publicly traded. The carrying value was $65,302 at December 31, 1997.

At December 31, 1997, the Company had invested $690,200 in Meteor Holdings LLC ("MHL") MHL owns an interest in Saba Power Company, Ltd. (the "Power Project"). The investment in the Power Project is reported using the cost method. The Company also entered into an agreement with Saba Petroleum Company ("Saba") whereby Saba, a related party, participated in the Power Project. Saba invested $250,000 in MHL resulting in MHL's total investment of $940,200 in the Power Project. Saba owns approximately .5% interest in the Power Project through its ownership of 27% of MHL. The Company owns approximately 1.5% of the Power Project through its ownership of 73% of MHL. Saba's .5% interest in the project is subject to the same terms and conditions as the Company's 1.5% interest. These percentages, however, could be reduced in the event that other shareholders of Saba Power are required to make additional contributions to equity.

The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

NOTE 5  -- REVOLVING CREDIT FACILITY

Revolving Credit Facility at December 31, consisted of the following:

                                                     1997          1996
$3,000,000 revolving bank credit facility,
payable to Norwest Business Credit, Inc.,
bearing interest at Norwest Bank Minnesota,
N.A., base rate plus 1.5% (10.0% and 10.25%
at December 31, 1997 and 1996, respectively),
due June 30, 1999.  Collateralized by trade
accounts receivable and inventory of Graves.      $  779,501     $1,861,189

$1,500,000 revolving bank credit facility,
payable to Norwest Business Credit, Inc.,
bearing interest at Norwest Bank Minnesota,
N.A., base rate plus 1.5% (10.0% and 10.25%
at December 31, 1997 and  1996, respectively),
due June 30, 1999.  Collateralized by trade
accounts receivable and inventory of Hillger      $   507,127    $  279,838

$5,000,000 revolving bank credit facility, pay-
able to Norwest Business Credit, Inc., bearing
interest at Norwest Bank Minnesota, N.A., base
rate plus 1.5% (10.0% at December 31, 1997),
due June 30, 1999. Collateralized by trade
accounts receivable and inventory of Fleischli    $ 2,546,944    $       --

                     Total                        $ 3,833,572    $2,141,027

The revolving bank credit facility agreements require the Company to maintain certain net worth and performance ratio levels and meet certain financial reporting requirements. As discussed in Note 1, payments on these loans are made through collateral cash accounts in the name of the lender. The unused borrowing base at December 31, 1997, was $1,075,334.

Hillger was in default of its net worth and net income requirement, as well as its requirements regarding liens, indebtedness and investments in subsidiaries, in December, 1997, however Hillger received a waiver of these defaults. Fleischli was in default of its covenant regarding capital expenditures in December, 1997, for which a waiver was obtained. Graves, Hillger and Fleischli were in default of certain financial reporting requirements for which waivers were obtained.

NOTE 6 -- LONG-TERM DEBT

         Long-term debt at December 31, consisted of the following:

                                                     1997         1996
Note payable to Theron Graves, semiannual
payments of $200,000 including interest at
prime plus 2% (10.25% at December 31 1996),
collateralized by half of Graves common stock,
matured in October 1997.                         $       -0-   $1,759,139

Note payable to First National Bank of
Farmington, monthly payments of $19,000
including interest at prime plus 2% (10.25%
at December 31, 1996) collateralized by
mortgage on buildings and land, paid in
December 1997.                                           -0-      211,872

Note payable to Norwest Business Credit, Inc.,
monthly payments of $10,417 plus interest at
Norwest Bank of Minnesota, N.A. base rate plus
3.0% in 1996 and base rate plus 2.5% in 1997
(11.0% and 11.25% at December 31, 1997 and 1996,
respectively), collateralized by property and
equipment, due June 1998.                             62,490      187,494

Note payable to The Spot, quarterly payments of
$14,326 plus interest at 7.00%, collateralized
by mortgage on building and land, matures
December, 2003.                                      278,817      315,000

Note payable to unaffiliated third party
annual payment of $20,000 with no interest
and no collateral, matures June, 2000.                40,000       60,000

Note payable to Ford Motor Credit, monthly
payments of $329 including interest at 11.9%,
collateralized by equipment, matures
December, 1999.                                        6,996        9,919

Note payable to GMAC, monthly payments
of $257, including interest at 9.95%,
collateralized by equipment, matures
April, 2000.                                           6,246        8,533

Note payable to GMAC, monthly payments
of $387, including interest at 9.95%,
collateralized by equipment.  Paid in 1997.              -0-        9,330

Note payable to GMAC, monthly payments
of $604, including interest at 10.12%,
collateralized by equipment, Paid in 1997.               -0-       18,681

Note payable to unaffiliated third party
monthly payment of $1,772 including interest
at 8.5%, collateralized by land and building,
matures October, 2011.                               178,700          -0-

Note payable to Phillips Performance Fund,
monthly payments of $7,863 including interest
at commercial paper rate plus 1.8%, collater-
alized by mortgage on building and land, matures
July, 2007.                                          648,083          -0-

Note payable to Norwest Bank, Albuquerque,
monthly payments of $13,098 including interest
at 9.65%, collateralized by mortgage on building
and land, matures November, 2002, the agreement
requires the company to maintain certain net
worth and cashflow levels.                         1,000,000          -0-

Notes payable to American National Bank, due
in monthly installments of $6,259, including
interest at the Wall Street Journal prime,
currently 8.5%, plus .5% collateralized by
real estate, due November, 2002.                     350,792          -0-

Note payable to Sun Company, Inc., monthly
payments of $4,853 including interest at 8.0%,
not collateralized, due December, 2006.              360,652          -0-

Note payable to American National Bank,
monthly payments of $851 including interest
at New York Citibank prime, currently 8.5%,
plus 0.5%, collateralized by equipment,
due April, 2000.                                      21,389          -0-

Note payable to American National Bank,
monthly payments of $696 including interest
at New York Citibank prime, currently 8.5%,
plus 0.5%, collateralized by equipment,
due April, 2000.                                      17,489         -0-

Note payable to American National Bank,
monthly payments of $696 including interest
at New York Citibank prime, currently 8.5%,
plus 0.5%, collateralized by equipment,
due April, 2000.                                      17,489         -0-

Leases payable (Note 14)                             515,235      42,163

     Total                                         3,504,378   2,622,131

Current portion                                     (592,195) (2,176,357)

     Long-term debt                               $2,912,183  $  445,774

The following is a schedule by years of the repayment of long-term debt:

            PERIOD ENDING
            DECEMBER 31,                         AMOUNT
                1998                           $  592,195
                1999                              538,496
                2000                              322,786
                2001                              301,224
                2002                              941,435
                Remaining                         808,242

                   Total                       $3,504,378

NOTE  7 -- MINORITY INTEREST IN SUBSIDIARIES

The Series A Convertible Preferred Stock of Graves is limited voting stock and is entitled to cumulative annual dividends at a rate of 8% of the liquidation value. These securities are convertible into common stock of Graves or Meteor at the bid price on the date of conversion or 22.2% of Meteor based on whichever calculation yields fewer shares. The record holder has the right to vote on matters which affect the rights of the class and to elect two of the seven members of Graves' board of directors. In the event of default under the Meteor promissory note issued to purchase the Graves common stock, the holder of the Series A Convertible Preferred Stock has the ability to elect all of the Graves directors. The Company may at any time redeem all or any portion of the Series A Convertible Preferred Stock outstanding at an amount equal to the liquidation value plus all accrued and unpaid dividends. At any time after September 15, 2000, the record holder shall have the right to have the Company redeem all or any portion of the shares outstanding at the price stated above. No dividends have been declared by the board of directors. Dividends in arrears amount to $1,228,673 and $945,192 as of December 31, 1997 and 1996, respectively. The minority interest is recorded at its discounted value in the amount of $4,227,623. Dividends and accretion of the preferred stock discount are reflected in minority interest on the income statement.

The Company owns 73% of MHL which owns 100% of Capco Resources, Inc. The minority interest of 27% is recorded at its cost basis of $250,000.

The Company owns 75% of Hatch Pyramid L.L.C. The minority interest of 25% is recorded at its cost basis of $37,387.

NOTE 8 -- INCOME TAXES

The provision for income taxes from continuing operations consists of the following components:
                                            1997      1996         1995
     Current tax expense                $  832,084  $359,476   $         0
     Deferred tax expense (benefit)       (249,457)   35,269        (1,470)

          Total provision               $  582,627  $394,745   $    (1,470)

The following reconciles the tax provision with the expected provision obtained by applying federal and state statutory rates to pretax income (loss) from continuing operations:

                                          1997       1996      1995
      Expected tax provision           $ 538,296  $ 445,789  $ (3,933)
      Nondeductible expenses               8,893      4,407     2,425
      Benefit of operating loss
       carryforwards                          --    (40,107)       --
      State income taxes, net of
       federal benefit                    35,438    (15,344)       38

          Total provision              $ 582,627  $ 394,745  $ (1,470)

The deferred tax asset (liability) in the accompanying balance sheet includes the following components:
                                                1997         1996
    Current:
      Deferred tax asset(liability),
       federal                             $   353,051   $    (5,042)
      Deferred tax asset(liability),
        state                                   51,919          (742)

      Net current deferred asset
       (liability)                         $   404,970   $    (5,784)

    Noncurrent:
      Deferred tax liability, federal      $(1,994,971)  $(1,535,934)
      Deferred tax liability, state           (293,378)     (237,306)

      Net noncurrent deferred tax
       liability                           $(2,288,349)  $(1,773,240)

       Net deferred tax liability          $(1,883,379)  $(1,779,024)

Components of deferred income taxes at December 31, were as follows:

                                              1997          1996
     Deferred tax asset:
      Accounts receivable                 $   188,213   $    82,776
      Inventory                                35,239         7,712
      Other                                    59,231        16,052

      Accrued environmental costs             122,287            --

        Total deferred tax asset              404,970       106,540

     Deferred tax liability:
      Depreciation and amortization       $(2,288,349)  $(1,773,240)
      Other                                       --       (112,324)

     Total deferred tax liability          (2,288,349)   (1,885,564)
     Net deferred tax liability            (1,883,379)   (1,779,024)

NOTE 9 -- DEFINED CONTRIBUTION PLAN

Graves adopted a 401(k) Profit-Sharing Plan effective January 1, 1994. Excluded from the plan are employees whose employment is governed by a collective bargaining agreement that includes retirement benefits. Contributions to the plan are voluntary through a salary reduction agreement up to a maximum of 15% of compensation. Matching contributions and other additional contributions may be made by the employer at the employer's discretion. Contributions and fees for the years ended December 31, 1997, 1996, and 1995, were $2,665, $17,014 and $-0-, respectively.

Hillger adopted a 401(k) Profit Sharing Plan effective April 1, 1994. No employees are excluded from the plan. Contributions to the plan are voluntary through a salary reduction agreement up to a maximum of 15% compensation. Matching contributions and other additional contributions may be made by the employer at the employer's discretion. For the years ended December 31, 1997, 1996 and 1995, Hillger's contribution and fees were $28,451, $13,056, and $4,346 respectively.

Fleischli has a 401(k) Profit-Sharing Plan with eligibility requirements of 21 years of age and one year of service. The Plan provides for employee contributions not to exceed legal limitations, a discretionary employer matching contribution, and a discretionary profit-sharing contribution. The Company did not make any contributions to the Plan for the year ended December 31, 1997.

NOTE 10 -- RELATED PARTY TRANSACTIONS

The following are transactions that occurred with the minority interest (100% preferred stockholder) in Graves Oil & Butane Co., Inc.:

The Company leases certain real estate from the preferred stockholder. For the years ended December 31, 1997, 1996 and 1995, rents paid were $54,600, $54,600, and $9,102, respectively.

The Company has land, buildings, and equipment in Springerville, Arizona, and equipment in St. Johns, Arizona, which were used by a relative of the referred stockholder. The Company did not charge for the use of its properties but received revenue from the sale of its products. During the years ended December 31, 1997, 1996 and 1995, revenues reported amounted to $-0-, $56,612 and $56,864, respectively. The properties are now closed and the Company is in the process of selling the land, buildings, and equipment.

The Company sells its products to other entities controlled by the preferred stockholder. During the years ended December 31, 1997, 1996 and 1995, revenues reported amounted to $532,781, $1,018,928 and $224,425, respectively.

The preferred stockholder was indebted to the Company on two notes totaling $650,000. Interest receivable at December 31, 1996, was $45,793. Interest earned during the years ended December 31, 1997, 1996 and 1995, was $54,302, $66,790, and $11,677, respectively.

The Company was indebted to the preferred stockholder for $1,759,139. Interest payable at December 31, 1996, was $45,078. Interest expense during the years ended December 31, 1997, 1996 and 1995 for this note was $127,225, $193,369, and $36,602, respectively.

The Company has entered into a consulting agreement with the preferred stockholder which provides for payments of $1,500 per month and the use of a vehicle; fuel for such vehicle; a personal automobile; health, life, disability, and automobile insurance; and reimbursement of various expenses including club dues. During the years ended December 31, 1997, 1996 and 1995, the fees paid were $22,192, $27,232 and $3,570, respectively.

The Company leases a commercial office building for $2,700 per month from a corporation controlled by a director of one of the Company's subsidiaries, see
Note 13.

The Company leases rolling stock from various related parties under capital lease agreements. The total obligation under these agreements at December 31, 1997 was $204,669, and interest expense for the period ended December 31, 1997 was $12,401.

The Company has accounts payable to related parties, including employees and corporations controlled by directors of one of the Company's or its subsidiaries, in the amount of $26,407 at December 31 1997.

The Company has accounts receivables to related parties, including employees and corporations controlled by directors of one of the Company's or its subsidiaries, in the amount of $91,919 at December 31, 1997.

NOTE 11 -- ENVIRONMENTAL PROTECTION EXPENDITURES

The Company utilizes underground tanks at various locations to store petroleum products and is therefore subject to various federal and state statutes concerning environmental protection. The various federal and state statutes are designed to identify environmental damage, identify hazardous material and/or operations, regulate operations engaged in hazardous activities, and establish procedures for remedial action as necessary.

The states the Company operates in have recognized the potential cleanup costs resulting from regulations, and have included the establishment of corrective action funds. The purpose of the funds are to provide monetary assistance in both assessing site damage and correcting the damage.
Assistance is not available to repair or replace underground tanks or equipment. The law specifies requirements which must have been met for an applicant to be eligible, including a provision that payments will be made in accordance with regulations

(which have not yet been issued), and states that payment from the corrective action fund are limited to amounts in that fund.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. During the years ended December 31, 1997, 1996 and 1995, the Company expended $118,745, $31,167, and $5,876 respectively, for site assessment, related cleanup costs, and regulatory compliance. Included in other assets at December 31, 1997 and 1996, are unreimbursed costs from the States of $20,047 and $125,761, respectively. The Company has accrued $296,940, discounted to present value at 10%, for environmental remediation which management believes is adequate to cover known remediation problems. It is anticipated these expenditures will occur over the next 10 years.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

The Company is contingently liable for certain costs associated with leasehold improvements made by a supplier on property of customers of Graves. The liability for the costs is amortized over a five-year period with the Company becoming responsible for payment to the supplier if fuel purchases fail to meet certain volumes. At December 31, 1997 and 1996, the Company was contingently liable for $6,516 and $11,462, respectively, in unamortized costs. Future losses, if any, cannot be estimated at this time.

The Company has in escrow 400,000 shares in a Canadian corporation and a $150,000 cash deposit related to the sale of a subsidiary in 1995. Both the deposit and the shares are subject to reduction depending on various factors related to the subsidiary sale. The Company has not recognized any gain or asset related to the escrow items.

The Company is a co-signer on a Phillips Performance Fund, Inc. note for $467,025 for its 50% owned equity investment in Coors Pyramid LLC.

NOTE 13 -- OPERATING LEASES

The Company has entered into various noncancelable leases for land, buildings and equipment with terms ranging from 3 to 15 years. Under most leasing arrangements, the Company pays the property taxes, insurance, maintenance, and expenses related to the leased property. Total rent expense under operating leases for the years ended December 31, 1997, 1996 and 1995, was $843,634, $771,716, and $123,723, respectively.

Minimum future obligations on leases in effect at December 31, 1997, are:

           December 31, 1998                      $  892,641
           December 31, 1999                      $  839,160
           December 31, 2000                      $  802,958
           December 31, 2001                      $  798,312
           December 31, 2002                      $  645,828
           Thereafter                             $1,743,915

Annual minimum future rental payments have not been reduced by $42,000 of sublease rentals to be received in the future under non-cancelable subleases.

NOTE 14 -- CAPITAL LEASES

As of December 31, leased property under capital leases by major classes was as follows:
                                                   1997             1996
     Buildings and improvements                $   18,141       $   18,141
     Equipment                                  1,214,411          119,600
     Accumulated amortization                    (660,824)         (69,492)

        Net leased property                    $  571,728       $   68,249

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997:

           December 31, 1998                          $275,000
           December 31, 1999                           256,596
           December 31, 2000                            41,961
           December 31, 2001                             2,875

           Total minimum lease payments                576,432
           Less: amount representing interest           61,197

           Present value of minimum lease payments    $515,235

NOTE 15 -- STOCK OPTION AND INCENTIVE EQUITY PLANS

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma disclosures as if the Company adopted the expense recognition requirements under SFAS No. 123 in 1997 are presented below.

A stock option plan providing for the issuance of incentive stock options and non-qualified stock options to the Company's key employees was approved by the Company's stockholders on April 15, 1994. Pursuant to the plan, 500,000 shares of the Company's $.001 par value common stock have been reserved for issuance. Options must be granted at prices not less than 100% of fair market value at the time the option is granted. Options issued to each employee vest in equal installments on the anniversary dates of the date the options were granted. No options have been exercised. The Company's common stock options were granted at exercise prices equal to, or in excess of, market prices on the grant dates, and therefore no compensation cost was recognized. The options were granted with maximum terms of between one and ten years. The majority of the options outstanding at December 31, 1997 will vest by December 31, 1998.

A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, is presented below:
                                                       F-20

                      1997                    1996             1995
              ------------------   --------------------- -----------------
                      WEIGHTED             WEIGHTED                WEIGHTED
                      AVERAGE              AVERAGE                 AVERAGE
              SHARES  EXERCISE             EXERCISE                EXERCISE
                       PRICE       SHARES   PRICE        SHARES    PRICE
              ------ ----------    ------- --------      ------    ---------
Outstanding
 at beginning
 of year     363,300   $ 3.57     312,400  $  3.60     108,000     $  3.90
Granted at
 market      215,000   $ 3.77          --  $    --      21,000     $  3.00
Granted ex-
 ceeding
 market       65,000   $ 5.71     105,000  $  3.50     215,000     $  3.50
Exercised         --   $   --          --  $    --          --          --
Forfeited    (44,000)  $(4.22)    (54,100) $  3.63     (31,600)    $  3.54

Outstanding
 at end of
 year        599,300   $ 3.82     363,300  $  3.57     312,400     $  3.60

Options exer-
 cisable at
 Year-End    214,834   $ 3.69     123,934  $  3.66      28,400     $  3.95

Options Avail-
 able for Future
 Grant       115,700      N/A     136,700      N/A     187,600         N/A

                           NUMBER OF      EXERCISE PRICE
DATE OPTIONS GRANTED        OPTIONS         PER SHARE      VESTING PERIOD
--------------------       ---------      --------------   --------------
October 1, 1993              41,000          $  3.00          5 years
February 1, 1994             31,300          $  5.25          3 years
August 4, 1995               21,000          $  3.00          3 years
November 30, 1995           215,000          $  3.50          3 years
May 31, 1996                105,000          $  3.50          5 years
January 2, 1997              20,000          $  5.07          5 years
February 14, 1997            30,000          $  3.50          5 years
February 14, 1997            50,000          $  3.50          1 year
February 14, 1997            30,000          $  3.50          3 years
September 12, 1997           50,000          $  5.77          Immediately
October 31, 1997             15,000          $  5.50          3 years
November 10, 1997            85,000          $  3.8125        1 year

The following table summarizes information about stock options outstanding at December 31, 1997:

                    OPTIONS           WEIGHTED AVERAGE         OPTIONS
EXERCISABLE      OUTSTANDING AT        REMAINING CON-       EXERCISABLE AT
   PRICE        DECEMBER 31, 1997      TRACTUAL LIFE       DECEMBER 31, 1997
-----------     -----------------     ----------------     -----------------
   3.00              21,500                  6                  17,200
   5.25              16,800                  7                  16,800
   3.00              21,000                  3                  14,000
   3.50             215,000                  3                 143,334
   3.50              55,000                  4                  11,000
   5.07              10,000                  5                     -0-
   3.50              30,000                  5                     -0-
   3.50              50,000                  1                     -0-
   3.50              30,000                  3                     -0-
   5.77              50,000                  1                  12,500
   5.50              15,000                  3                     -0-
   3.8125            85,000                  1                     -0-

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995, would have been reduced to the pro forma amounts indicated below:

                                         1997         1996         1995
Net Income:          As reported     $  601,053   $  461,798   $1,796,812
                     Pro Forma       $  408,457   $  368,367   $1,720,406

Earnings per share:  Basic
                     As reported     $      .16   $      .15   $     3.67
                     Pro Forma       $      .11   $      .12   $     3.52

                     Diluted
                     As reported     $      .16   $      .14   $     3.65
                     Pro Forma       $      .11   $      .11   $     3.49

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends both years; one expected life of 5 years for 1996 and 2.96 for 1997, expected volatility of 60% and 95% for 1997 and 1996, respectively, and a risk free rate of return of
5.87 and 6.40 percent, respectively. The weighted average fair value of those purchase rights granted in 1997 and 1996 was $1.78 and $2.54 respectively. SFAS No. 123 does not apply to awards prior to 1995.

In November 1995, Meteor granted an option to a consultant to purchase a total of 100,000 shares of Meteor's Common Stock. This option was exercisable at $2.50 per share, but expired unexercised on January 31, 1997.

NOTE 16 - WARRANTS

REDEEMABLE WARRANTS

In June 1997 the Company sold redeemable warrants to purchase up to 690,000 shares of Common Stock as part of a public offering. The warrants are exercisable until June 3, 1999.

The Redeemable Warrants may only be redeemed if a current registration statement is in effect. Any Warrant holder who does not exercise prior to the redemption date, as set forth in the Company's notice of redemption, will forfeit the right to purchase the shares of Common Stock underlying the Redeemable Warrants and, after the redemption date, any outstanding Redeemable Warrants will become void and be of no further force or effect. If the Company does not redeem the Redeemable Warrants, such Warrants will expire, become void and be of no further force or effect on conclusion of the exercise period. All of the Redeemable Warrants must be redeemed if any are to be redeemed.

The Redeemable Warrants have been issued pursuant to a Warrant Agreement between the Company and the Warrant Agent. The Company has authorized and reserved for issuance the shares of Common Stock issuable upon exercise of the Redeemable Warrants. When delivered, all shares of Common Stock issued upon exercise of the Redeemable Warrants will be duly and validly authorized and issued, fully paid and nonassessable, and no preemptive rights or rights of first refusal will exist with respect hereto.

PRIOR UNDERWRITING WARRANTS

In connection with the Company's initial public offering, the Company issued to the managing underwriter 17,000 warrants to purchase shares of Common Stock at $1.00 per share. 10,000 warrants have been exercised and 7,000 remain outstanding. The warrants are exercisable until January 13, 1999.

PRIVATE PLACEMENT WARRANTS

In February and March 1997, the Company sold warrants to purchase up to 130,000 shares of Common Stock as part of a private placement. These warrants are exercisable at $5.00 during the period from March 28, 1998 and March 27, 1999.

NOTE 17 -  NEW ACCOUNTING PRINCIPLES NOT YET ADOPTED

The Company is required to adopt SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. Upon adoption of SFAS No. 130, the Company will present a new Statement of Comprehensive Income which will report all changes in the Company's stockholders' equity other than transactions with stockholders. Comprehensive income pursuant to SFAS No. 130 would include net income, as reported in the Statement of Operations, plus the net changes in the foreign currency translation, liabilities components, and unrealized gains and losses on certain investments in debt and equity securities.

The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company currently believes segment disclosures pursuant to SFAS No. 131 will not be materially different from the current disclosures pursuant to SFAS No. 14.

NOTE - 18 BUSINESS COMBINATION

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

NOTE 19 - DISCONTINUED OPERATIONS

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

         The discontinued operations results for 1995 are as follows:

                                                            YEAR ENDED
                                                         DECEMBER 31, 1995
Income                                                   -----------------
 Oil and gas sales (net of royalties)                      $14,197,860
 Other income                                                  843,793

                                                            15,041,653
Expenses
 Production and operating                                    8,695 733
 General and administrative                                  1,986,967
 Interest and bank charges                                   1,065,011
 Depreciation, depletion and amortization                    2,413,743

                                                            14,161,454

Operating income                                               880,199

Income tax expense                                             452,620
Foreign exchange (gain) loss                                    51,237
Minority interest                                              114,655
Dilution gain                                                 (179,510)

                                                               439,002

Net Income                                                 $   441,197

Gain on disposition, net of tax of $100,000                $ 1,429,256

NOTE 20 - FLEISCHLI ACQUISITIONS

On August 11, 1997, Meteor closed on its acquisition of all of the outstanding common stock of Fleischli. The purchase price for the common stock was $4,888,000 paid in the form of cash.

The following unaudited pro forma combined information for the twelve months ended December 31, 1997 and 1996 combines the historical financial information for the Company and Fleischli assuming the acquisition was consummated at the beginning of the periods presented. The pro forma information includes the results of operations of the Company and Fleischli, along with adjustments which give effect to events that are directly attributable to the transaction and which are expected to have a continuing impact.

This unaudited pro forma financial information does not purport to represent the results of operations that actually would have resulted had the purchase occurred on the date specified, nor should it be taken as indicative of the future results of operations.
                                         1997              1996
Sales                                $135,894,308     $146,793,103
Net income                           $    820,822     $    931,913
Net income per common share
Basic                                $        .21     $        .29
Diluted                              $        .21     $        .29

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

 1997              Total       Fourth      Third        Second      First
-------------  -----------  ----------- -----------  ----------- -----------
Sales          $88,439,730  $32,998,622 $27,280,844  $14,307,724 $13,852,540
Gross profit   $13,000,461  $ 4,617,514 $ 3,828,705  $ 2,330,173 $ 2,224,069
Income before
 income taxes
 and minority
 taxes         $ 1,583,225  $   482,832 $   415,724  $   167,972 $   516,697
Net income     $   601,053  $   228,928 $   155,337  $     2,033 $   214,755
Net income
 per share
 Basic         $      0.16  $      0.06 $      0.04  $        -- $      0.06
 Diluted       $      0.16  $      0.06 $      0.04  $        -- $      0.06

 1996
-------------
Sales          $59,984,499  $14,453,616 $16,152,325  $15,993,019 $13,385,539
Gross profit   $10,340,489  $ 2,544,851 $ 2,677,440  $ 2,562,582 $ 2,555,616
Income before
 income taxes
 and minority
 taxes         $ 1,143,048  $   100,149 $   389,019  $   322,297 $   331,583
Net income     $   461,798  $   111,578 $   141,985  $    34,947 $   173,288
Net income
 per share
 Basic         $      0.15  $      0.04 $      0.04  $      0.01 $      0.06
 Diluted       $      0.14  $      0.03 $      0.04  $      0.01 $      0.06

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 of Meteor Industries, Inc.:

Our report on the consolidated financial statements of Meteor Industries, Inc. as of December 31, 1997 and 1996 and for each of three years in the period ending December 31, 1997 is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ Coopers & Lybrand L.L.P.
COOPERS & LYBRAND L.L.P.

Denver, Colorado
March 31, 1998

                                 SCHEDULE 2

                    VALUATION AND QUALIFYING ACCOUNTS

                             Balance                Charged      Balance
                           beginning    Charged     to other       end
Description               of the year   to costs    accounts     of year
-----------               ------------  --------    --------     --------

                               1997
                               ----
Inventory reserve          $   7,500   $  30,347   $     -0-    $  37,847
Bad debt reserve - Accounts
 receivable                $ 242,246   $ 221,209   $  (8,468)(a)$ 455,067
Bad debt reserve - Notes
 receivable                $     -0-   $  23,087   $  77,467 (b)$ 100,554

                               1996
                               ----
Inventory reserve          $  15,000   $  (7,500)  $     -0-    $   7,500
Bad debt reserve - Accounts
 receivable                $ 206,979   $  57,431   $ (22,164)(c)$ 242,246
Bad debt reserve - Notes
 receivable                $     -0-   $     -0-   $     -0-    $     -0-

                               1995
                               ----
Inventory reserve          $     -0-   $     -0-   $  15,000 (d)$  15,000
Bad debt reserve - Accounts
 receivable                $     -0-   $  21,248   $ 185,731 (d)$ 206,979
Bad debt reserve - Notes
 receivable                $     -0-   $     -0-   $     -0-    $    -0-

(a)   Acquisition of Fleischli Oil Company, net of reclassification
(b)   Reclassification
(c)   Reclassification
(d)   Reverse acquisition step up

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.

Dated: March 31, 1998               By: /s/ Edward J. Names
                                        Edward J. Names, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


Dated: March 31, 1998               By: /s/ Ilyas Chaudhary
                                        Ilyas Chaudhary, Chief Executive
                                        Officer and Director


Dated: March 31, 1998               By: /s/ Edward J. Names
                                        Edward J. Names, President and
                                        Director


Dated: March 31, 1998               By: /s/ Dennis R. Staal
                                        Dennis R. Staal, Secretary/
                                        Treasurer (Principal Financial
                                        and Accounting Officer) and
                                        Director

Dated:  March 31, 1998              By:  /s/ Irwin Kaufman
                                        Irwin Kaufman, Director


Dated:  March 31, 1998               By: /s/ Rafiq Sayed
                                         Rafiq Sayed, Director