Form 10-Q
period 1998-03-31
METEOR INDUSTRIES INC
filed 1998-05-15
CIK 912875

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998

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

                          Yes X         No___

There were 4,130,228 shares of the Registrant's $.001 par value common stock outstanding as of March 31, 1998.

                               METEOR INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS
                                                 March 31      December 31
                                                  1998            1997
CURRENT ASSETS
  Cash and cash equivalents                   $    448,284     $   225,694
  Restricted cash                                  738,681       1,150,266
  Accounts receivable-trade, net of
   allowance of $372,040 and
   $455,067, respectively                        7,488,939       9,745,318
  Accounts receivable, related party                63,610          91,919
  Notes receivable, related party                  125,668         106,031
  Inventory                                      3,262,646       3,818,332
  Deferred tax asset                               348,056         404,970
  Other current assets                             401,414         283,604

          Total current assets                  12,877,298      15,826,134

Property, plant and equipment, net              13,831,939      13,939,783

Other assets
 Notes receivable, net                             211,564         179,110
 Investments in closely held businesses          1,415,923       1,395,045
 Other assets                                      658,043         601,279

          Total other assets                     2,285,530       2,175,434

               TOTAL ASSETS                    $28,994,767     $31,941,351

                               Continued on next page

                               METEOR INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (Continued)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                               March 31        December 31
                                                 1998              1997
CURRENT LIABILITIES
 Accounts payable, trade                      $ 5,301,184      $ 5,655,272
 Accounts payable, related party                   20,539           26,407
 Bank overdraft                                        --          327,734
 Current portion, long-term debt                  740,552          592,195
 Accrued expenses                                 613,578          826,875
 Taxes payable                                  1,251,342        1,672,586
 Revolving credit facility                      1,990,430        3,833,572

     Total current liabilities                  9,917,625       12,934,641

Long-term debt                                  2,589,860        2,912,183

Deferred tax liability                          2,339,388        2,288,349
Minority interest in subsidiaries               4,626,028        4,515,010

     Total liabilities                         19,472,901       22,650,183

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 4,130,228  and
  4,130,228 shares issued and
  outstanding, respectively                         4,130            4,130
  Paid-in capital                               6,319,071        6,319,071
 Treasury stock, at cost, 29,500 and
  18,500 shares held, respectively               (131,208)         (88,694)
 Retained earnings                              3,329,873        3,056,661

       Total shareholders' equity               9,521,866        9,291,168

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $28,994,767      $31,941,351

The accompanying notes are an integral part of the financial statements.

                     METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                 1998             1997
Net sales                                    $ 26,824,447     $ 13,852,540
Cost of sales                                  22,084,988       11,628,471

     Gross profit                               4,739,459        2,224,069

Selling, general and administrative
   expenses                                     3,684,564        1,972,452
Depreciation and amortization                     304,277          219,515

   Total expenses                               3,988,841        2,191,967

 Income from operations                           750,618           32,102

Other income and (expenses)
 Interest income                                   44,019          101,441
 Interest expense                                (188,245)        (115,153)
 Gain on sale of assets                             1,500           17,500
 Other Income                                          --          480,807

     Total other income and (expenses)           (142,726)         484,595

Income before income taxes
 and minority interest                            607,892          516,697

 Income tax expense                               223,704          201,512

Income before minority interest                   384,188          315,185

Minority interest                                 110,976          100,430

Net income                                    $   273,212      $   214,755

Other comprehensive income, net of tax        $        --      $        --

Earnings per common share and
 equivalent:
   Basic
   Net income                                 $       .07      $       .06

   Diluted
   Net income                                 $       .07      $       .06

   Weighted average common share and
   common share equivalents:
   Basic                                        4,130,228        3,353,561
   Diluted                                      4,135,579        3,506,840

  The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31,1998 AND 1997

                                                      1998         1997
Cash flows from operating activities
 Net income                                       $  273,212    $  214,755
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                       304,277       219,515
 Gain/loss on disposal of property & equipment        (1,500)      (17,500)
 Deferred income taxes                               107,947       (31,277)
 Minority interest                                   110,976       100,430
 (Increase)/decrease in accounts receivable        2,284,729        71,177
 (Increase)/decrease in inventories                  555,686       (30,753)
 (Increase)/decrease in other current assets        (117,810)       37,359
 (Increase)/decrease in other assets                 (72,586)       46,170
 Increase/(decrease) in accounts payable            (359,960)     (320,762)
 Increase/(decrease)in accrued liabilities          (213,297)       62,074
 Increase/(decrease) in taxes payable               (421,243)      169,803

  Net cash provided by operating activities        2,450,431       520,991

Cash flows from investing activities
  Cash proceeds from sale of property                  1,500        34,893
  Purchases of property and equipment               (180,605)     (126,181)
  Investment in closely held business                (20,872)       (5,258)
  Note receivable (loan) payments                    (52,091)      519,121

  Net cash provided (used) by
   investing activities                             (252,068)      422,575

Cash flows from financing activities
  Borrowings on revolving credit facilities       26,209,411    14,523,606
  Payments on revolving credit facilities        (28,052,555)  (14,852,004)
  (Decrease) in bank overdraft                      (327,734)     (170,308)
  Payments on long-term debt                        (173,966)     (103,176)
  Proceeds from common stock issued                       --       520,000
  Purchase of treasury stock                         (42,514)           --
  Restricted cash                                    411,585      (321,081)

  Net cash (used) by financing
    activities                                    (1,975,773)     (402,963)

Net increase in cash and equivalents                 222,590       540,603

Cash and equivalents, beginning of period            225,694       151,992

Cash and equivalents, end of period               $  448,284   $   692,595

Non-cash investing and financing activities

  Cash paid for interest                          $  187,720   $    68,075
  Cash paid for taxes                             $  644,948   $    31,709

  The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998

NOTE 1  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc.("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Graves Oil & Butane Co., Inc. ("Graves"), which was acquired effective September 1, 1993, is a wholesale and retail distributor of petroleum products primarily in northern New Mexico, Colorado, Arizona and Utah. Graves also operates retail gasoline and convenience stores in northern New Mexico in its own account and through limited liability companies. El Boracho, Inc., which was acquired September 1, 1993, holds a liquor license for use by an Albuquerque, New Mexico convenience store. Hillger Oil Company ("Hillger"), which was acquired effective April 1, 1995, is a wholesale and retail distributor of petroleum products primarily in southern New Mexico and Arizona in its own account and through limited liability companies. Capco Resources, Inc. ("CRI"), is a holding Company involved in the development of a power project in Pakistan. The acquisition of CRI was accounted for as a reverse acquisition with CRI treated as the acquirer. In 1996 the Company transferred its ownership of CRI to Meteor Holdings LLC ("MHL"). Innovative Solutions and Technologies, Inc. ("IST") is involved in providing environmental consulting. Fleischli Oil Company, Inc. ("Fleischli"), which was acquired effective August 1, 1997, is a wholesale distributor of petroleum products primarily in Wyoming, Colorado, Utah and Nebraska.

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

EARNINGS PER SHARE - Basic earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by taking into account the dilutive effect of common stock options and warrants and convertible securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,101,634 and -0- for the three months ended March 31, 1998, and 1997, respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,510,540 and 820,911 for the three months ended March 31, 1998, and 1997, respectively, are omitted as they are antidilutive.

                                            1998            1997
     Denominator:
      Average common shares outstanding   4,130,228      3,353,561
      Average dilutive stock options
        and warrants                          5,351        153,279

        Diluted shares                    4,135,579      3,506,840

INTERIM FINANCIAL INFORMATION - These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1997, filed with the Company's Form 10-K.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. The Company has no other comprehensive income.

The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company currently believes the segment disclosures pursuant to SFAS No. 131 will not be materially different from the current disclosures pursuant to SFAS No. 14.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $2,450,000 for the three months ended March 31, 1998 compared to $521,000 for the three months ended March 31, 1997. The increase in cash provided in 1998 is primarily related to the improved collection of accounts receivable and the Fleischli acquisition.

As of March 31, 1998, the Company had working capital of $2,960,000 compared to working capital of $2,891,000 at December 31, 1997. The increase in the working capital is due primarily to improved collection of accounts receivable offset by payments on the credit facilities.

Net cash used by investing activities totaled $252,000 for the three months ended March 31, 1998, compared to cash proceeds of $423,000 for the three months ended March 31, 1997. The Company collected loans to related parties of $519,000 in 1997.

Because of the Company's continued expansion and development efforts, the Company's liquidity requirements have increased and are expected to continue to increase as a result of the need to reduce the Company's existing debt related to prior acquisitions.

Net cash used by financing activities totaled $1,976,000 for the three months ended March 31, 1998 compared to a use of $403,000 for the three months ended March 31, 1997. The increase in 1998 is primarily related to payments on debts.

The Company has three revolving bank credit facilities with Norwest Business Credit, Inc. - one for $3,000,000, one for $1,500,000 and one for $5,000,000.
The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined and on March 31, 1998, $336,000, $-0- and $1,654,000 were borrowed against the facilities which are recorded as current liabilities. The Company has been in default on timely filing of information with the lender. The Company was also in default of the net book value requirements for one of the subsidiaries. The lender waived these defaults.

The Company has various loans with banks which require payments of $741,000 in 1998.

The Company owns 50% of a limited liability company which in June, 1996, acquired a convenience store for $610,000 using financing from Phillips 66. The balance of the loan at March 31, 1998 was $457,000. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $3,543,000 plus accrued dividends at the holder's request any time after September 15, 2000 unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as a minority interest on the balance sheet and recorded at its discounted value. In order to pay its obligations, the interest on such obligations and other expenses, the Company must generate cash flows from operations which exceed that which has been achieved in the past. In addition, the Company will probably be required to raise capital or refinance its existing debt in order to pay such long term obligations as they become due.

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

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. The Company has accrued for environmental remediation which management believes is required to cover known remediation problems.

Meteor and its subsidiaries have checked with the manufacturers of their various software packages and have been told that new versions addressing the year 2000 will be available between mid-year through end of 1998. At this time the Company has no reason to believe that there will be any problems with its various software packages.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. The Company has no other comprehensive income.

The Company is required to adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 will supersede the business segment disclosure requirements currently in effect under SFAS No. 14. SFAS No. 131, among other things, establishes standards regarding the information a company is required to disclose about its operating segments and provides guidance regarding what constitutes a reportable operating segment. The Company currently believes the segment disclosures pursuant to SFAS No. 131 will not be materially different from the current disclosures pursuant to SFAS No. 14.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO MARCH 31, 1997

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The Company's sales for the three months ended March 31, 1998, were $26,824,000 compared to $13,853,000 for the comparable period ending March 31, 1997. The increase in revenue of $12,971,000 is primarily related to the Fleischli acquisition offset by lower prices for the Company's products.

The Company's cost of sales for the three months ended March 31, 1998, were $22,085,000 (82.0% of sales) compared to $11,628,000 (83.9% of sales) for the comparable period ended March 31, 1997. The increase of $10,457,000 in cost of sales is primarily due to the Fleischli acquisition offset by a lower price for the Company's purchases.

The Company's gross profit for the three months ended March 31, 1998, was $4,739,000 compared to $2,224,000 for the comparable period ended March 31, 1997. The increase of $2,515,000 is primarily related to the Fleischli acquisition and an increase in fuel margins due primarily to lower prices on products sold at set per gallon prices over cost. Fuel margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $3,685,000 for the three months ended March 31, 1998, compared to $1,973,000 for the comparable period ended March 31, 1997. Even though the Company has cut expenses at the subsidiary levels, total expenses have increased due to the Fleischli acquisition and an increase in corporate overhead related to acquisition activity.

The Company's depreciation and amortization for the three months ended March 31, 1998, was $304,000 compared to $220,000 for the comparable period ended March 31, 1997. The increase is primarily due to the Fleischli acquisition.

The Company's other income (expense) for the three months ended March 31, 1998 was $(143,000) compared to $485,000 for the comparable period ended March 31, 1997. The decrease is related to a settlement of litigation for $480,000, net of expenses in 1997 and an increase in interest expense in 1998 due to the Fleischli acquisition.

The Company's provision for income taxes for the three months ended March 31, 1998, was $224,000 compared to $202,000 for the comparable period ended March 31, 1997. This increase is due to more taxable income.

The Company's net income for the three months ended March 31, 1998, was $273,000 compared to $215,000 in the prior period. The change in net income is due to the above described items.

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
Dated:  May 15, 1998
                             -12-
                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically