Form 10-Q
period 1998-06-30
METEOR INDUSTRIES INC
filed 1998-08-17
CIK 912875

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



                                 FORM 10-Q



         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended June 30, 1998



                     Commission File Number: 1-12401



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

                          Yes  X         No___
                              ---

There were 4,130,228 shares of the Registrant's $.001 par value common stock outstanding as of June 30, 1998, of which 592,800 were held in Treasury.

                            METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                                 June 30       December 31
                                                  1998            1997
                                              -----------      -----------

CURRENT ASSETS
  Cash and cash equivalents                   $   604,291      $   225,694
  Restricted cash                                 529,725        1,150,266
  Accounts receivable-trade, net of
   allowance of $345,294 and
   $455,067, respectively                       7,837,061        9,745,318
  Accounts receivable, related party               63,609           91,919
  Notes receivable                                213,060          106,031
  Inventory                                     3,849,663        3,818,332
  Deferred tax asset                              394,793          404,970
  Other current assets                            381,687          283,604
                                              -----------      -----------

          Total current assets                 13,873,889       15,826,134

Property, plant and equipment, net             17,385,640       13,939,783

Other assets
 Notes receivable, net                            363,533          179,110
 Investments in closely held businesses         1,415,926        1,395,045
 Other assets                                   2,239,316          601,279
                                              -----------      -----------

          Total other assets                    4,018,775        2,175,434


               TOTAL ASSETS                   $35,278,304      $31,941,351










                                Continued on next page

                             METEOR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                June 30        December 31
                                                 1998             1997
                                              -----------      -----------

CURRENT LIABILITIES
 Accounts payable, trade                      $ 6,157,953      $ 5,655,272
 Accounts payable, related party                   18,566           26,407
 Bank overdraft                                   644,638          327,734
 Current portion, long-term debt                1,513,554          592,195
 Accrued expenses                                 710,669          826,875
 Taxes payable                                  1,610,425        1,672,586
 Revolving credit facility                      1,903,743        3,833,572
                                              -----------      -----------

     Total current liabilities                 12,559,548       12,934,641

Long-term debt                                  6,375,183        2,912,183

Deferred tax liability                          3,911,995        2,288,349
Minority interest in subsidiaries               4,734,976        4,515,010
                                              -----------      -----------

     Total liabilities                         27,581,702       22,650,183

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 4,130,228 and
  4,130,228 shares issued and
  outstanding, respectively                         4,130            4,130
  Paid-in capital                               6,319,071        6,319,071
 Treasury stock, at cost, 592,800 and
  18,500 shares held, respectively             (2,249,175)         (88,694)
 Retained earnings                              3,622,576        3,056,661
                                              -----------      -----------

       Total shareholders' equity               7,696,602        9,291,168

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $35,278,304      $31,941,351




The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                                 1998             1997
                                             ------------     ------------

Net sales                                    $ 29,575,250     $ 14,307,724
Cost of sales                                  24,828,118       11,977,551
                                             ------------     ------------

     Gross profit                               4,747,132        2,330,173

Selling, general and administrative
   expenses                                     3,660,220        2,028,835
Depreciation and amortization                     344,129          219,516
                                             ------------     ------------

   Total expenses                               4,004,349        2,248,351

 Income from operations                           742,783           81,822

Other income and (expenses)
 Interest income                                   39,666          129,291
 Interest expense                                (144,216)         (87,474)
 Gain on sale of assets                               500           27,850
 Other Income                                          --           16,483
                                             ------------     ------------

     Total other income and (expenses)           (104,050)          86,150

Income before income taxes
 and minority interest                            638,733          167,972

 Income tax expense                               235,054           65,509

Income before minority interest                   403,679          102,463

Minority interest                                 110,976          100,430

Net income                                    $   292,703      $     2,033

Other comprehensive income, net of tax        $        --      $        --

Earnings per common share and
 equivalent:
   Basic
   Net income                                 $       .07      $        --

   Diluted
   Net income                                 $       .07      $        --

   Weighted average common share and
   common share equivalents:
   Basic                                        4,098,895        3,670,228
   Diluted                                      4,241,010        3,767,320

  The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                1998              1997
                                             ------------     ------------

Net sales                                    $ 56,399,697     $ 28,160,264
Cost of sales                                  46,913,106       23,606,022
                                             ------------     ------------
     Gross profit                               9,486,591        4,554,242

Selling, general and administrative
   expenses                                     7,344,784        4,001,287
Depreciation and amortization                     648,406          439,031
                                             ------------     ------------
     Total expenses                             7,993,190        4,440,318

 Income from operations                         1,493,401          113,924

Other income and (expenses)
 Interest income                                   83,685          230,732
 Interest expense                                (332,461)        (202,627)
 Gain on sale of assets                             2,000          497,290
 Other Income                                          --           45,350
                                             ------------     ------------
     Total other income and (expenses)           (246,776)         570,745

Income before income taxes
 and minority interest                          1,246,625          684,669

 Income tax expense                               458,758          267,021

Income before minority interest                   787,867          417,648

Minority interest                                 221,952          200,860

Net income                                    $   565,915      $   216,788

Other comprehensive income, net of tax        $        --      $        --

Earnings per common share and
 equivalent:
   Basic
   Net income                                 $       .14      $       .06

   Diluted
   Net income                                 $       .13      $       .06

   Weighted average common share and
   common share equivalents:
     Basic                                      4,103,311        3,511,895
     Diluted                                    4,245,427        3,608,986


The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30,1998 AND 1997

                                                    1998           1997
                                                  ----------    ----------
Cash flows from operating activities
 Net income                                       $  565,915    $  216,788
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Depreciation and amortization                       648,406       439,031
 (Gain)/loss on disposal of property & equipment      (2,000)      (45,350)
 Deferred income taxes                                 1,082       (33,912)
 Minority interest                                   221,952       200,860
 Changes in working capital, net of acquired
  business
    (Increase)/decrease in accounts receivable     2,423,518      (182,268)
    (Increase)/decrease in inventories               299,730        34,688
    (Increase)/decrease in other current assets      (53,349)       19,113
    (Increase)/decrease in other assets              (94,860)      162,582
    Increase/(decrease) in accounts payable           61,793      (556,425)
    Increase/(decrease)in accrued liabilities       (122,839)       (1,301)
    Increase/(decrease) in taxes payable             (96,483)      287,881
                                                  ----------    ----------
  Net cash provided by operating activities        3,852,865       541,687

Cash flows from investing activities
  Cash proceeds from sale of property                  2,000       119,023
  Purchases of property and equipment               (482,326)     (301,470)
  Investment in closely held business                (20,875)       18,360
  Note receivable (loan) payments                   (291,452)      291,593
  Purchase of Tri-Valley, net of cash acquired    (2,834,265)           --
                                                  ----------    ----------
  Net cash provided (used) by
   investing activities                           (3,626,918)      127,506

Cash flows from financing activities
  Payments on revolving credit facilities         (1,929,829)   (2,154,093)
  Increase (decrease) in bank overdraft              316,905      (170,308)
  Payments on long-term debt                              --      (325,346)
  Borrowings on long-term debt                     3,305,523            --
  Purchase of treasury stock                      (2,160,490)           --
  Restricted cash                                    620,541       278,352
  Sale of stock                                           --     3,692,246
                                                  ----------    ----------
   Net cash provided by financing
    activities                                       152,650     1,320,851

Net increase in cash and equivalents                 378,597     1,990,044

Cash and equivalents, beginning of period            225,694       151,992

Cash and equivalents, end of period               $  604,291   $ 2,142,036



The accompanying notes are an integral part of the financial statements.

                          METEOR INDUSTRIES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1998

NOTE 1  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc.("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Graves Oil & Butane Co., Inc. ("Graves"), which was acquired effective September 1, 1993, is a wholesale and retail distributor of petroleum products primarily in northern New Mexico, Colorado, Arizona and Utah. Graves also operates retail gasoline and convenience stores in northern New Mexico in its own account and through limited liability companies. El Boracho, Inc., which was acquired September 1, 1993, holds a liquor license for use by an Albuquerque, New Mexico convenience store. Hillger Oil Company ("Hillger"), which was acquired effective April 1, 1995, is a wholesale and retail distributor of petroleum products primarily in southern New Mexico and Arizona in its own account and through limited liability companies. Capco Resources, Inc. ("CRI"), is a holding Company involved in the development of a power project in Pakistan. The acquisition of CRI was accounted for as a reverse acquisition with CRI treated as the acquirer. In 1996 the Company transferred its ownership of CRI to Meteor Holdings LLC ("MHL"). Innovative Solutions and Technologies, Inc. ("IST") is involved in providing environmental consulting. Fleischli Oil Company, Inc. ("Fleischli"), which was acquired effective August 1, 1997, is a wholesale distributor of petroleum products primarily in Wyoming, Colorado, Utah and Nebraska. Tri-Valley Gas Co. ("Tri-Valley"), which was acquired on May 29, 1998, is a wholesale and retail distributor of petroleum products in Colorado.

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries, Graves, including its wholly owned subsidiary, El Boracho, Inc., its wholly owned subsidiary Bloomfield Pyramid L.L.C., Hillger, including its 75% owned subsidiary Hatch Pyramid LLC and its wholly owned subsidiary Socorro Pyramid L.L.C., Fleischli and its 100% owned subsidiary Tri-Valley, and IST and Meteor's 73% owned subsidiary, Meteor Holdings LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

EARNINGS PER SHARE - Basic earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by taking into account the dilutive effect of common stock options and warrants and convertible securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 958,800 and 810,000 for the six months ended June 30, 1998, and 1997, respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,141,514 and 694,748 for the six months ended June 30, 1998, and 1997, respectively, are omitted as they are antidilutive.

                                  Three Months               Six Months
                                  Ended June 30,            Ended June 30,
                                 1998        1997          1998       1997
                               ---------   ---------    ---------  ---------
Denominator:
 Average common shares
  outstanding                  4,098,895   3,670,228    4,103,311  3,511,895

 Average dilutive stock
  options and warrants           142,115      97,092      142,116     97,091

Diluted shares                 4,241,010   3,767,320    4,245,427  3,608,986

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standard for derivative instruments and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, adopting this statement will have on its financial condition, liquidity or results of operations.

NOTE 3 - ACQUISITIONS

On May 29, 1998 the Company closed on the acquisition of Tri-Valley Gas Co. The acquisition was recorded using purchase accounting rules. The purchase price was $3,000,000 for 100% of the outstanding stock of Tri-Valley.

NOTE 4 - RELATED PARTY TRANSACTION

In June 1998 the Company acquired 533,000 shares of its common stock from its major shareholder for $2,000,000. $1,250,000 was paid in cash on signing the agreement, $250,000 was paid in cash in August and a note for $500,000 was executed which calls for 18 equal monthly payments with interest at 10% beginning on October 1, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR METEOR INDUSTRIES, INC.

This Report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Act of 1995. Such state-ments are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $3,852,865 for the six months ended June 30, 1998 compared to $541,687 for the six months ended June 30, 1997. The increase in cash provided in 1998 is primarily related to the improved collection of accounts receivable and additional cash flow generated by the operation of Fleischli and Tri-Valley.

As of June 30, 1998, the Company had working capital of $1,314,341 compared to working capital of $2,891,493 at December 31, 1997. The decrease in the working capital is due primarily to increases in current portion of long term debt and accounts payable.

Net cash used by investing activities totaled $3,626,918 for the six months ended June 30, 1998, compared to cash provisions of $127,506 for the six months ended June 30, 1997. The increase in cash used is primarily due to the investment of $2,834,265, net of cash acquired, in Tri-Valley and $482,326 in equipment purchases in 1998.

Net cash provided by financing activities totaled $152,650 for the six months ended June 30, 1998 compared to a provision of $1,320,851 for the six months ended June 30, 1997. The decrease in 1998 is primarily related to the purchase of 574,300 shares of treasury stock for $2,160,490.

The Company renegotiated three revolving bank credit facilities with Norwest Business Credit, Inc. into one new credit facility with Norwest Bank Colorado, N.A. for $7,000,000. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined, and on June 30, $1,929,829 was borrowed against the facility which is recorded as a current liability. The Company has been in default on timely filing of information with the lender. The lender waived these defaults.

The Company has various loans with banks which require payments of $741,000 in 1998.

The Company owns 50% of a limited liability company which in June, 1996, acquired a convenience store for $610,000 using financing from Phillips 66. The balance of the loan at June 30, 1998 was $446,449. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

The Company is currently negotiating an equipment lease line with Norwest Equipment Finance, Inc. for $1,300,000 to lease equipment for expansion and upgrades.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $3,543,000 plus accrued dividends at the holder's request any time after September 15, 2000 unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as a minority interest on the balance sheet and recorded at its discounted value. The Company will probably raise capital or refinance its existing debt in order to pay its long term obligations as they become due.

The Company is obligated to pay lease costs which are included in selling, general and administrative expenses of approximately $893,000 in 1998 for land, building, facilities, and equipment.

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

Meteor and its subsidiaries have no proprietary software and have checked with the manufacturers of their various software packages and have been informed that new versions addressing the year 2000 problem will be available between mid-year through end of 1998. At this time the Company has no reason to believe that there will be any significant problems with its various software packages. The Company is beginning to evaluate its embedded technology and at the present time has no indication of significant problems. The Company does not expect any significant costs related to the year 2000 problem.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standard for derivative instruments and for hedging activities. It requires that the Company recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. At this time, the Company cannot determine the effects, if any, adopting this statement will have on its financial condition, liquidity or results of operations.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO JUNE 30, 1997

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The Company's sales for the three months ended June 30, 1998, were $29,575,250 compared to $14,307,724 for the comparable period ending June 30, 1997. The increase in revenue of $15,267,526 is primarily related to the Fleischli and Tri-Valley acquisitions offset by lower prices for the Company's products.

The Company's cost of sales for the three months ended June 30, 1998, were $24,828,118 (83.9% of sales) compared to $11,977,551 (83.7% of sales) for the comparable period ended June 30, 1997. The increase of $12,850,567 in cost of sales is primarily due to the Fleischli and Tri-Valley acquisitions offset by a lower price for the Company's purchases.

The Company's gross profit for the three months ended June 30, 1998, was $4,747,132 compared to $2,330,173 for the comparable period ended June 30, 1997. The increase of $2,416,959 is primarily related to the Fleischli and Tri-Valley acquisitions and an increase in fuel margins due primarily to lower prices on products sold at set per gallon prices over cost. Fuel margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $3,660,220 for the three months ended June 30, 1998, compared to $2,028,835 for the comparable period ended June 30, 1997. Even though the Company has cut expenses at the subsidiary levels, total expenses have increased due to the Fleischli and Tri-Valley acquisitions.

The Company's depreciation and amortization for the three months ended June 30, 1998, was $344,129 compared to $219,516 for the comparable period ended June 30, 1997. The increase is primarily due to the Fleischli and Tri-Valley acquisitions.

The Company's other income (expense) for the three months ended June 30, 1998 was $(104,050) compared to $86,150 for the comparable period ended June 30, 1997. The decrease is related to an increase in interest expense in 1998 due to the Fleischli and Tri-Valley acquisitions.

The Company's provision for income taxes for the three months ended June 30, 1998, was $235,054 compared to $65,509 for the comparable period ended June 30, 1997. This increase is due to more taxable income.

The Company's net income for the three months ended June 30, 1998, was $292,703 compared to $2,033 in the prior period. The change in net income is due to the above described items.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO JUNE 30, 1997

The Company's sales for the six months ended June 30, 1998, were $56,399,697 compared to $28,160,264 for the comparable period ending June 30, 1997. The increase in revenue of $28,239,433 is primarily related to the Fleischli and Tri-Valley acquisitions offset by lower prices for the Company's products.

The Company's cost of sales for the six months ended June 30, 1998, were $46,913,106 (83.2% of sales) compared to $23,606,022 (83.8% of sales) for the comparable period ended June 30, 1997. The increase of $23,307,084 in cost of sales is primarily due to the Fleischli and Tri-Valley acquisitions offset by a lower price for the Company's purchases.

The Company's gross profit for the six months ended June 30, 1998, was $9,486,591 compared to $4,554,242 for the comparable period ended June 30, 1997. The increase of $4,932,349 is primarily related to the Fleischli and Tri-Valley acquisitions and an increase in fuel margins due primarily to lower prices on products sold at set per gallon prices over cost. Fuel margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $7,344,784 for the six months ended June 30, 1998, compared to $4,001,287 for the comparable period ended June 30, 1997. Even though the Company has cut expenses at the subsidiary levels, total expenses have increased due to the Fleischli and Tri-Valley acquisitions.

The Company's depreciation and amortization for the six months ended June 30, 1998, was $648,406 compared to $439,031 for the comparable period ended June 30, 1997. The increase is primarily due to the Fleischli and Tri-Valley acquisitions.

The Company's other income (expense) for the six months ended June 30, 1998 was $(246,776) compared to $570,745 for the comparable period ended June 30, 1997. The decrease is primarily related to a settlement of litigation for $480,000, net of expenses in 1997 and an increase in interest expense in 1998 due to the Fleischli and Tri-Valley acquisitions.

The Company's provision for income taxes for the six months ended June 30, 1998, was $458,758 compared to $267,021 for the comparable period ended June 30, 1997. This increase is due to more taxable income.

The Company's net income for the six months ended June 30, 1998, was $565,915 compared to $216,788 in the prior period. The change in net income is due to the above described items.

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

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit 27    Financial Data Schedule      Filed herewith
                                                       electronically

        (b) Reports on    May 29,1998, Acquisition     Filed previously
            Form 8-K.     of Tri-Valley Gas Co.        electronically

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.

                                    By:/s/ Dennis R. Staal
                                       Dennis R. Staal, Treasurer(Chief
                                       Financial and Accounting Officer)
Dated:  August 14, 1998

                                EXHIBIT INDEX
EXHIBIT                                           METHOD OF FILING
-------                                     -----------------------------
  27.    FINANCIAL DATA SCHEDULE            Filed herewith electronically