Form 10-Q
period 1998-09-30
METEOR INDUSTRIES INC
filed 1998-11-12
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

                          Yes X         No___

There were 3,548,473 shares of the Registrant's $.001 par value common stock outstanding as of September 30, 1998.

                            METEOR INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                          September 30,    December 31,
                                              1998            1997
                                         -------------    ------------
          ASSETS

Current assets
 Cash and cash equivalents                $   724,546       $   225,694
 Restricted cash                            1,940,730         1,150,266
 Accounts receivable-trade, net of
  allowance of $310,752 and $455,067,
  respectively                              9,094,678         9,745,318
 Accounts receivable, related party           167,694            91,919
 Notes receivable                             125,366           106,031
 Inventory                                  3,582,843         3,818,332
 Deferred tax asset                           306,787           404,970
 Other current assets                         160,629           283,604
                                          -----------       -----------

     Total current assets                  16,103,273        15,826,134

Property, plant and equipment, net         17,666,584        13,939,783

Other assets
 Notes receivable                             266,773           179,110
 Investments in closely held businesses     1,511,412         1,395,045
 Other assets                               2,100,356           601,279
                                          -----------       -----------

     Total other assets                     3,878,541         2,175,434
                                          -----------       -----------

     TOTAL ASSETS                         $37,648,398       $31,941,351
                                          ===========       ===========























                           Continued on next page

                             METEOR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                          September 30,    December 31,
                                              1998            1997
                                          -------------    ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable, trade                 $  6,724,408       $ 5,655,272
 Accounts payable, related party               20,539            26,407
 Bank overdraft                             1,872,623           327,734
 Current portion, long-term debt            1,123,169           592,195
 Accrued expenses                           1,223,619           826,875
 Taxes payable                                689,194         1,672,586
 Revolving credit facility                  3,192,103         3,833,572
                                          -----------       -----------

     Total current liabilities             14,845,655        12,934,641

Long-term debt                              6,252,376         2,912,183
Deferred tax liability                      3,869,319         2,288,349
 Minority interest in subsidiaries          4,845,952         4,515,010
                                          -----------       -----------

     Total liabilities                     29,813,302        22,650,183

Commitments and contingencies

Shareholders' equity
Common stock, $.001 par value;
 authorized 10,000,000 shares,
 3,548,473 and 4,130,228 shares
 issued and 3,478,473 and
 4,111,728 outstanding, respectively            3,548             4,130
Paid-in capital                             4,107,974         6,319,071
Treasury stock, at cost, 70,000 and
 18,500 shares held, respectively            (287,564)          (88,694)
Retained earnings                           4,011,138         3,056,661
                                          -----------       -----------

     Total shareholders' equity             7,835,096         9,291,168
                                          -----------       -----------

     TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY                             $37,648,398       $31,941,351
                                          ===========       ===========









The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1998 and 1997
                                (UNAUDITED)

                                       September 30,    September 30,
                                            1998            1997
                                       -------------    -------------

Net sales                               $31,467,235     $27,280,844
Cost of sales                            25,922,646      23,452,139
                                        -----------     -----------
     Gross profit                         5,544,589       3,828,705

Selling, general and adminis-
 trative expenses                         4,346,683       3,106,910
Depreciation and amortization               354,274         336,862
                                        -----------     -----------
     Total expenses                       4,700,957       3,443,772

Income from operations                      843,632         384,933

Other income and (expense)
 Interest income                             40,125         158,276
 Interest expense                          (239,543)       (138,627)
 Other income (expense)                     153,529         (16,483)
 Gain (loss) on sale of assets               (7,335)         27,625
                                        -----------     -----------
     Total other (expenses) income          (53,224)         30,791

Income before income taxes
 and minority interest                      790,408         415,724

Income tax expense                          290,870         162,132

Income before minority interest             499,538         253,592

Minority interest                           110,976          98,255
                                        -----------     -----------
     Net income                         $   388,562     $   155,337

Other comprehensive income,
 net of tax                             $      -        $       -

Earnings per common share and
 equivalent
  Basic - Net Income                    $       .11      $      .04

  Diluted - Net Income                  $       .11      $      .04

Weighted average common share and
 common share equivalents:
  Basic                                   3,530,573       4,130,228
  Diluted                                 3,555,172       4,168,262



The accompanying notes are an integral part of the financial statements.

                        METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                              (UNAUDITED)

                                       September 30,    September 30,
                                            1998            1997
                                       -------------    -------------

Net sales                               $87,866,932     $55,441,108
Cost of sales                            72,835,752      47,058,161
                                        -----------     -----------
     Gross profit                        15,031,180       8,382,947

Selling, general and adminis-
 trative expenses                        11,691,467       7,108,197
Depreciation and amortization             1,002,680         775,893
                                        -----------     -----------
     Total expenses                      12,694,147       7,884,090
                                        -----------     -----------
Income from operations                    2,337,033         498,857

Other income and (expense)
 Interest income                            123,810         389,008
 Interest expense                          (572,004)       (341,254)
 Other Income                               153,529         480,807
 Gain (loss) on sale of assets               (5,335)         72,975
                                        -----------     -----------
     Total other (expense) income          (300,000)        601,536
                                        -----------     -----------
Income before income taxes
 and minority interest                    2,037,033       1,100,393

Income tax expense                          749,628         429,153

Income before minority interest           1,287,405         671,240

Minority interest                           332,928         299,115
                                        -----------     -----------
     Net income                         $   954,477     $   372,125
                                        ===========     ===========
Other comprehensive income,
 net of tax                             $      -        $      -
Earnings per common share and
 equivalent
  Basic - Net Income                    $       .24      $      .10
  Diluted - Net Income                  $       .24      $      .10

Weighted average common share and
 common share equivalents:
  Basic                                   3,912,399       3,718,006
  Diluted                                 3,936,998       3,756,040





  The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                Additional
               Common   Stock   Paid-In     Retained   Treasury
               Shares   Amount  Capital     Earnings   Stock       Total
              --------- ------  ----------  ---------- ----------  ----------
Balance Decem-
ber 31, 1997  4,130,228 $4,130  $6,319,071  $3,056,661 $  (88,694) $9,291,168

Stock issued
for 401(k)        2,845      3      12,088                             12,091

Treasury Stock
Acquisitions                                           (2,422,640) (2,422,640)

Treasury Stock
Retired        (584,600)  (585) (2,223,185)             2,223,770           0

Net income                                     954,477                954,477
              --------- ------  ----------  ---------- ----------  ----------
Balance Sep-
tember 30,
1998          3,548,473 $3,548  $4,107,974  $4,011,138 $ (287,564) $7,835,096



























The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUIDITED)
                                              September 30,   September 30,
                                                  1998            1997
                                              -------------   -------------
Cash flows from operating activities
 Net income                                    $   954,477    $   372,125
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                   1,002,680        775,893
 (Gain) loss on disposal of property
  & equipment                                        5,335        (72,975)
 Deferred income taxes                              46,412        540,784
 Minority interest                                 332,928        299,115
 Changes in working capital, net of
  acquired business
 (Increase) decrease in accounts receivable      1,061,816        806,894
 (Increase)decrease in inventories                 566,550       (288,420)
 (Increase) decrease in other current assets       161,809        132,956
 (Increase) decrease in other assets                 5,652        147,345
 Increase (decrease)in accounts payable            630,214     (2,577,945)
 Increase (decrease) in accrued liabilities        390,112        553,179
 Increase (decrease) in  taxes payable          (1,017,714)       536,834
                                               -----------    -----------
Net cash provided by operating activities        4,140,271      1,225,785

Cash flows from investing activities
  Cash proceeds from sale of property                4,582        364,962
  Purchases of property and equipment           (1,209,252)    (2,626,746)
  Investment in closely held business               26,072         88,066
  Notes receivable (loan) payments                (106,998)     1,273,575
  Purchase of Tri-Valley, net of cash acquired  (2,850,558)          -
  Purchase of Fleischli, net of cash acquired         -        (3,960,792)
                                               -----------    -----------
Net cash provided (used) by
  investing activities                          (4,136,154)    (4,860,935)

Cash flows from financing activities
  Payments on revolving credit facilities         (641,469)       (60,518)
  Increase (decrease) in bank overdraft          1,544,889       (170,308)
  Payments on long-term debt                          -          (878,024)
  Borrowings                                     2,792,328        847,129
  Restricted cash                                 (790,464)       357,587
  Sale of Stock                                     12,091      3,692,246
  Purchase of treasury stock                    (2,422,640)          -
                                               -----------    -----------
Net cash provided by financing activities          494,735      3,788,112
                                               -----------    -----------
Net increase in cash and equivalents               498,852        152,962
Cash and equivalents, beginning of period          225,694        151,992
                                               -----------    -----------
Cash and equivalents, end of period            $   724,546    $   304,954
                                               ===========    ===========

The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 1  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc.("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Graves Oil & Butane Co., Inc. ("Graves"), which was acquired effective September 1, 1993, is a wholesale distributor of petroleum products primarily in New Mexico, Colorado, Arizona and Utah. El Boracho, Inc., which was acquired September 1, 1993, holds a liquor license for use by an Albuquerque, New Mexico convenience store. Hillger Oil Company ("Hillger"), which was acquired effective April 1, 1995, is a retail distributor of petroleum products through retail gasoline and convenience stores primarily in Colorado and New Mexico in its own account and through limited liability companies. Capco Resources, Inc. ("CRI"), is a holding Company involved in the development of a power project in Pakistan. The acquisition of CRI was accounted for as a reverse acquisition with CRI treated as the acquirer. In 1996 the Company transferred its ownership of CRI to Meteor Holdings LLC ("MHL"). Innovative Solutions and Technologies, Inc. ("IST") is involved in providing environmental consulting. Fleischli Oil Company, Inc. ("Fleischli"), which was acquired effective August 1, 1997, is a wholesale distributor of petroleum products primarily in Wyoming, Colorado, Utah and Nebraska. Tri-Valley Gas Co. ("Tri-Valley"), which was acquired on May 29, 1998, is a wholesale distributor of petroleum products in Colorado.

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

EARNINGS PER SHARE - Basic earnings per common share is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by taking into account the dilutive effect of common stock options and warrants and convertible securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,116,000 and 959,800 for the nine months ended September 30, 1998, and 1997, respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,012,546 and 982,114 for the nine months ended September 30, 1998, and 1997, respectively, are omitted as they are antidilutive.
                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                              ---------------------  ----------------------
                                 1998        1997        1998        1997
                              ----------  ---------  ----------  ----------
Denominator:
 Average common shares
   outstanding                 3,530,573   4,130,228  3,912,339   3,718,006
 Average dilutive stock
  options and warrants            24,599      38,034     24,599      38,034
Diluted shares                 3,555,172   4,168,262  3,936,938   3,756,040

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had working capital of $1,257,618 compared to working capital of $2,891,493 at December 31, 1997. The decrease in the working capital is due primarily to increases in current portion of long term debt and accounts payable.

Net cash provided by operating activities totaled $4,140,271 for the nine months ended September 30, 1998, compared to $1,225,785 for the nine months ended September 30, 1997. The increase in cash provided in 1998 is primarily related to the improved collection of accounts receivable and additional cash flow generated by the operation of Fleischli and Tri-Valley.

Net cash used by investing activities totaled $4,136,154 for the nine months ended September 30, 1998, compared to cash used of $4,860,935 for the nine months ended September 30, 1997. The decrease in cash used is primarily due to the investment of $2,850,558, net of cash acquired, in Tri-Valley and $1,209,252 in equipment purchases in 1998, compared to the investment of $3,960,792 net of cash acquired, in Fleischli and $2,626,746 in equipment purchases and offset by the receipt of $1,273,575 from a loan receivable in 1997.

Net cash provided by financing activities totaled $494,735 for the nine months ended September 30, 1998, compared to a provision of $3,788,112 for the nine months ended September 30, 1997. The decrease in 1998 is primarily related to the purchase of 636,100 shares of treasury stock for $2,422,640.

The Company renegotiated three revolving bank credit facilities with Norwest Business Credit, Inc. into one new credit facility with Norwest Bank Colorado, N.A. for $7,000,000. The credit lines are subject to the borrowing base of the Company's subsidiaries, as defined, and on September 30, $3,192,103 was borrowed against the facility which is recorded as a current liability. The Company has been in default on timely filing of information with the lender. The Company was also in default with net worth and net income requirements for one of the subsidiaries. The lender waived these defaults.

The Company owns 50% of a limited liability company which in June 1996 acquired a convenience store for $610,000 using financing from Phillips 66. The balance of the loan at September 30, 1998, was $436,187. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $3,543,000 plus accrued dividends at the holder's request any time after September 15, 2000, unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as a minority interest on the balance sheet and recorded at its discounted value.

The Company will probably raise capital or refinance its existing debt in order to pay its long term obligations as they become due.

The Company is obligated to pay lease costs which are included in selling, general and administrative expenses of approximately $893,000 in 1998 for land, building, facilities and equipment.

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

The states in which the Company operates have recognized the potential cleanup costs resulting from regulations and have included the establishment of corrective action funds. The purpose of the funds are to provide monetary assistance in both assessing site damage and correcting the damage.
Assistance is not available to repair or replace underground tanks or equipment. The law specifies requirements which must have been met for an applicant to be eligible, including a provision that payments from the fund will be made in accordance with regulations and states that payment from the corrective action fund are limited to amounts in that fund.

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

YEAR 2000

Meteor's company wide Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000.
The Project covers information systems infrastructure (including hardware and software), operating systems and significant vendors and customers.

Meteor and its subsidiaries have no proprietary software. The Company has checked with the manufacturers of their various software packages and has been informed that new versions addressing the Year 2000 problem will be available by the end of 1998. The Company is beginning to evaluate its embedded technology and at the present time has no indication of significant problems. Meteor does not expect to incur any significant costs related to the Year 2000 problem.

In 1997, in order to improve access to business information through common, integrated computing systems across the company, Meteor began a company wide systems replacement project with systems that use programs primarily from EDS, Inc. ("EDS"). The vendor has informed the Company that the new systems are Year 2000 compliant.

The new systems, which are expected to make approximately ninety-five percent of the company's business information systems Year 2000 compliant are scheduled to be fully implemented by the end of the first quarter in 1999. Implementation of the EDS programs is on schedule and approximately eighty percent complete. Remaining business software programs are expected to be made Year 2000 compliant through the Project.

Meteor relies on third party suppliers for raw materials, water, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could effect Company operations. The Company has initiated efforts to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to supplier failures will vary by business and facility, options include identification of alternative suppliers and accumulation of inventory to assure sales capacity where feasible and warranted.

Meteor is also dependent upon their customers for sales and cash flow. Year 2000 interruptions in their customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, their customer base is broad enough to minimize the affects of a single occurrence. Meteor is, however, taking steps to monitor the status of their customers as a means for determining risks and alternatives.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its significant suppliers and customers. Meteor believes that, with the implementation of new information systems and completion of the Project as scheduled the possibility if significant interruptions of normal operations should be reduced.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998, TO SEPTEMBER 30, 1997

The Company is primarily engaged in the business of marketing and distributing refined petroleum and related products employing wholesale, convenience store operations and environmental services.

The Company's sales for the three months ended September 30, 1998, were $31,467,235 compared to $27,280,844 for the comparable period ending September 30, 1997. The increase in revenue of $4,186,391 is primarily related to the Fleischli and Tri-Valley acquisitions offset by lower prices for the Company's products.

The Company's cost of sales for the three months ended September 30, 1998, were $25,922,646 (82.4% of sales) compared to $23,452,139 (86.0% of sales) for the comparable period ended September 30, 1997. The increase of $2,470,507 in cost of sales is primarily due to the Fleischli and Tri-Valley acquisitions offset by lower prices for the Company's purchases of products.

The Company's gross profit for the three months ended September 30, 1998, was $5,544,589 compared to $3,828,705 for the comparable period ended September 30, 1997. The increase of $1,715,884 is primarily related to the Fleischli and Tri-Valley acquisitions and an increase in fuel margins due primarily to lower prices on products sold at set per gallon prices over cost. Fuel margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $4,346,683 for the three months ended September 30, 1998, compared to $3,106,910 for the comparable period ended September 30, 1997. Even though the Company has cut expenses at the subsidiary levels, total expenses have increased due to the Fleischli and Tri-Valley acquisitions.

The Company's depreciation and amortization for the three months ended September 30, 1998, was $354,274 compared to $336,862 for the comparable period ended September 30, 1997. The increase is primarily due to the Fleischli and Tri-Valley acquisitions.

The Company's interest income for the three months ended September 30, 1998, was $40,125 compared to $158,276 for the comparable period ended September 30, 1997. The decrease is primarily related to a reduction in finance charges as a result of improved collections in accounts and notes receivable.

The Company's interest expense for the three months ended September 30, 1998, was $239,543 compared to $138,627 for the comparable period ended September 30, 1997. The increase in interest expense in 1998 is primarily due to additional borrowing for the Fleischli and Tri-Valley acquisitions as well as the Company's purchase of its outstanding shares.

The Company's other income was $153,529 for the three months ended September 30, 1998, compared to expense of $16,483 for the comparable period ended September 30, 1997. Included in other income in 1998 is the release of $150,000 of previously escrowed funds.

The Company's provision for income taxes for the three months ended September 30, 1998, was $290,870 compared to $162,132 for the comparable period ended September 30, 1997. This increase is due to more taxable income, with a lower effective tax rate due to the fact that there is no state income tax in Wyoming and the Company has higher earnings in Wyoming due to including a full year of Fleischli.

The Company's net income for the three months ended September 30, 1998, was $388,562 compared to $155,337 in the prior period. The change in net income is due to the above described items.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998, TO SEPTEMBER 30, 1997

The Company's sales for the nine months ended September 30, 1998, were $87,866,932 compared to $55,441,108 for the comparable period ending September 30, 1997. The increase in revenue of $32,425,824 is primarily related to the Fleischli and Tri-Valley acquisitions offset by lower prices for the Company's products.

The Company's cost of sales for the nine months ended September 30, 1998, were $72,835,752 (82.9% of sales) compared to $47,058,161 (84.9% of sales) for the comparable period ended September 30, 1997. The increase of $25,777,591 in cost of sales is primarily due to the Fleischli and Tri-Valley acquisitions offset by lower prices for the Company's purchases of products.

The Company's gross profit for the nine months ended September 30, 1998, was $15,031,180 compared to $8,382,947 for the comparable period ended September 30, 1997. The increase of $6,648,233 is primarily related to the Fleischli and Tri-Valley acquisitions and an increase in fuel margins due primarily to lower prices on products sold at set per gallon prices over cost. Fuel margins are dictated by competition in a given area and the Company has limited control over such margins.

The Company's selling, general and administrative expenses were $11,691,467 for the nine months ended September 30, 1998, compared to $7,108,197 for the comparable period ended September 30, 1997. Even though the Company has cut expenses at the subsidiary levels, total expenses have increased due to the Fleischli and Tri-Valley acquisitions.

The Company's depreciation and amortization for the nine months ended September 30, 1998, was $1,002,680 compared to $775,893 for the comparable period ended September 30, 1997. The increase is primarily due to the Fleischli and Tri-Valley acquisitions.

The Company's interest income for the nine months ended September 30, 1998, was $123,810 compared to $389,008 for the comparable period ended September 30, 1997. The decrease is primarily related to a reduction in finance charges as a result of improved collections in accounts and notes receivable.

In 1998, interest expense increased primarily due to additional debt being incurred in connection with the Fleischli and Tri-Valley acquisition and the Company's purchase of its outstanding common stock.

In 1998, other income primarily included the release of $150,000 in previously escrowed funds. In 1997, the Company had other income of approximately $480,000 related to a settlement of litigation.

The Company's provision for income taxes for the nine months ended September 30, 1998, was $749,628 compared to $429,153 for the comparable period ended September 30, 1997. This increase is due to more taxable income, with a lower effective tax rate due to the fact that there is no state income tax in Wyoming and the Company has higher earnings in Wyoming due to including a full year of Fleischli.

The Company's net income for the nine months ended September 30, 1998, was $954,477 compared to $372,125 for the comparable period ended September 30, 1997. The change in net income is due to the above described items.

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
Dated: November 11, 1998

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically