Form 10-K
period 1998-12-31
METEOR INDUSTRIES INC
filed 1999-04-02
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Year ended December 31, 1998


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

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 30, 1999, 3,555,792 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $5,676,000.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

Meteor Industries, Inc. ("Meteor") owns, operates and acquires independent refined petroleum product distribution companies. These marketing companies sell gasoline, diesel fuel, lubricants, propane and convenience store items. Meteor has grown through the acquisition of profitable companies in this consolidating industry. Management of Meteor has determined that the petroleum marketing industry is ready for a well financed independent public company to "roll up" privately held distributors. Management believes that Meteor has become a leading consolidator of such distributors in the Rocky Mountain Region and Western United States. Since 1993, Meteor has completed 10 major acquisitions, 8 of which have been acquisitions of petroleum distributors.

HISTORY

Meteor was incorporated in Colorado on December 22, 1992, to purchase all the outstanding common stock of Graves Oil & Butane Co., Inc. ("Graves"). The two companies and Graves' then sole shareholder entered into a Purchase Agreement in June, 1993, and finalized the purchase in September, 1993.

In January 1994, Meteor completed an initial public offering of 200,000 shares of its Common Stock pursuant to Regulation A under the Securities Act of 1933. The net proceeds of this offering to the Company was approximately $.8 million.

In June 1995, Meteor purchased all of the outstanding shares of Meteor Stores, Inc., formerly known as Hillger Oil Company ("MSI"), headquartered in Las Cruces, New Mexico. MSI is the operator of all Meteor convenience stores. In connection with the acquisition of MSI, Meteor sold 365,000 shares of its common stock for $.8 million in cash.

In October 1995, Meteor formed Meteor Marketing, Inc., formerly Pyramid Stores, Inc., a Colorado corporation, as a wholly owned subsidiary to hold the stock of its petroleum distribution subsidiaries and operate those companies separately from Meteor's other activities.

In November 1995, Meteor issued 1,745,000 shares of its common stock in exchange for all of the outstanding stock of Capco Resources, Inc. ("CRI"), a Delaware corporation. As a result of this transaction, there was a change in control of the Company. Accordingly, the transaction was considered a reverse acquisition for accounting purposes and the assets of Meteor were revalued to their fair value at the date of the transaction.

In June 1996, a limited liability company, of which Graves owns 50%, acquired a convenience store for $.6 million using financing through Phillips Performance Fund. Simultaneously, the Company purchased all of the inventory, dealer business and lubricant customers of Duke City Distributing Company (Albuquerque, New Mexico).

In February 1997, Graves acquired certain assets of Tedken Oil Co, a convenience store and a 24-hour automated fueling facility (a commercial cardlock). Tedken Oil Co. was located in Farmington, New Mexico. In connection with this acquisition, Meteor raised $.5 million in cash through the sale of 130,000 shares of common stock and 130,000 warrants with an exercise price of $5.00 per share.

In June 1997, Meteor completed a public offering of 690,000 shares of its common stock and 690,000 warrants. Net proceeds from this offering totaled approximately $3.1 million.

In August 1997, Meteor acquired all of the common stock of Fleischli Oil Company, Inc. ("Fleischli") for $4.9 million. Fleischli is a petroleum marketing and distribution company doing business in Colorado, Wyoming, South Dakota, Nevada, Utah, Montana, Nebraska and Idaho. Fleischli sells large volumes of fuel and lubricants to industrial users throughout these states, concentrating on the mining industry.

In June 1998, Meteor acquired all of the common stock of Tri-Valley Gas Co. ("Tri-Valley") for $2.4 million in cash and a $.6 million promissory note. Tri-Valley is a petroleum marketing and distribution company doing business in Colorado.

In November, 1998, Meteor acquired certain assets of R & R Oil Company ("R & R") for $.9 million in cash and $1.2 million in notes. R & R is a petroleum marketing and distribution company doing business in Wyoming.

Meteor's headquarters are located at 216 Sixteenth Street, Suite 730, Denver, Colorado 80202, and its telephone number is (303) 572-1135.

THE PETROLEUM DISTRIBUTION INDUSTRY

The Petroleum Marketers Association of American ("PMAA") estimates that the total volume of refined petroleum products sold in the United States is approximately 800 million gallons per day. Refined petroleum products are generally distributed by three types of entities: pipeline companies that distribute directly to large end-users, such as utilities and airports; major oil companies that often supply their own retail outlets and are normally restricted to urban areas; and independently-owned wholesale petroleum distributors.

According to PMAA there are over 8,000 independent petroleum distributors in the United States that distribute approximately 30% of all refined petroleum products sold in the United States. Due to these industry characteristics, as well as the relative absence of industry consolidators, the owners of independent petroleum businesses, a majority of which are smaller owner-operators, have limited alternatives to sell their operations. The Company believes these factors create an opportunity for it to be a part of the consolidation of this industry and accomplish additional acquisitions in its existing region and in additional market areas.

PETROLEUM MARKETING OPERATIONS

Meteor operates its petroleum marketing primarily from its Colorado, New Mexico and Wyoming offices. The Company operates this business through Meteor Marketing, Inc. and its subsidiaries, Meteor Stores, Inc., Graves Oil & Butane Co., Inc., Fleischli Oil Company, Inc. and Tri-Valley Gas Co. (hereinafter collectively referred to as the "Company").

The commercial/wholesale operations are the largest part of the Company's business. This operation has fuel delivery agreements with customers that include truck stops, retail gasoline service stations, convenience stores, construction companies, commercial fleet distribution centers, the federal government, mining companies and utilities.

The commercial/wholesale operation has distributor agreements with Phillips Petroleum Company, Sun Lubricants, Conoco, Inc., Amoco Petroleum Products, Exxon Lubricants, Diamond Shamrock Corp., Sinclair Oil Company, Shell Oil Company, Texaco Refining and Marketing, Inc. and Fina Oil Company. These distributor agreements allow the Company to purchase petroleum products at wholesale prices directly from distribution centers, pipeline terminals and refineries controlled by these large oil producer/refiners. The Company is then authorized to resell those products to its customers.

The Company's distribution agreements generally have three-year terms. The distribution agreements do not provide for an exclusive territory and can be terminated by either party upon 30 days notice. There can be no assurance that these agreements will not have to be renegotiated or that they will be renewed. Although the Company is a relatively large and long standing distributor of products in the states where the Company operates, it is possible the Company could lose such contracts. In such an event, the Company's operations may be adversely impacted. If such contracts were lost, management would attempt to persuade the Company's customers to switch to other oil company brands with which it has a contract. The Company could also buy and sell fuel as an unbranded independent, however sales volumes and/or margins could decrease if the Company loses access to branded products.

Many of the Company's wholesale customers operate retail gasoline service stations under the banners of various major oil companies. The banner arrange-ments require that a retail operator purchase fuel exclusively from a distributor, such as the Company, who is authorized to sell branded products. On occasion the Company has supplied new signage and other improvements to retailers so they would switch to a Company brand. The Company's suppliers may subsidize such improvements by providing discounts to the Company or by forgiving certain obligations based on the volume of product sold to such retailer.

The Company also markets its products to commercial and governmental accounts through direct selling efforts of the Company. The majority of the Company's revenues come from repeat telephone orders from existing customers. The Company also advertises in trade journals and attends industry trade shows in its market.

The Company's wholesale transactions and most of its commercial sales begin with the loading of the Company's trucks at pipeline terminals, refineries or storage facilities. When delivered in transport quantities, the trucks deliver the inventory directly to the customer with no intermediate storage of fuel. The distribution process for bulk fuel products, from pick-up to delivery to customers, is typically completed in less than two days.

The Company's wholesale/commercial customers are located in New Mexico, Wyoming, Colorado, Arizona, South Dakota, Nebraska, Utah, Montana, Nevada and Idaho. No customer accounts for more than 10% of the Company's sales.

The Company's retail operations consist of ownership or leasehold interests in 23 retail outlets which include service stations, convenience stores and lube pits. 19 outlets are operated by the Company and 4 are leased or subleased to third parties. The Company supplies 79 branded dealers.

The retail outlets sell gasoline, propane and other petroleum products
directly to the general public.   The retail outlets also sell food and
tobacco products as a convenience to their customers.   The Company's highest
volume convenience stores are located in the Las Cruces and Albuquerque areas. The Company continues to expand its convenience store base mostly by acquisition and, in some cases, new construction.

The Company has 16 automated cardlock locations. The cardlock systems provide 24-hour-per-day access to fuel dispensing facilities for commercial fleet customers and customers with automated debit cards. The cardlock systems do not require that a Company employee be present to process the fuel purchase. The cardlock facilities are primarily used by commercial fleet operators in order to take advantage of automated transaction process technology which allows a user to insert a "user card" activating the fuel dispenser and records the transaction. The Company's strategy contemplates increasing the number of cardlock facilities that the Company owns or controls.

The Company also has wholesale, retail and commercial propane operations. In November 1993, Graves reentered the residential propane markets in Farmington, New Mexico. In 1996, Graves became a 33% owner of a residential propane company in Albuquerque, New Mexico. The 1998 acquisition of Tri-Valley included wholesale, retail and commercial propane operations in Colorado. Management of the Company believes that the residential propane market provides a significant opportunity for growth. As of the date of this Annual Report, the Company has over 3,000 residential and over 200 commercial propane customers and continues to actively market this product and service. Management of the Company is actively seeking other propane opportunities in its market areas.

SABA POWER COMPANY LTD.

Saba Power Company Ltd. ("Saba Power") is a limited liability corporation in Pakistan which was established in early 1995 to pursue development of a power
plant project in Pakistan.   The Company has an interest in Saba Power, which
has a power plant project under construction 40 miles from Lahore, Pakistan. The Company has two unrelated joint venture partners, Cogen Technologies of Houston, Texas ("Cogen") and Coastal Saba Power Ltd. ("Coastal"). Estimated costs for the 125 megawatt plant are approximately $150 million. Construction activity is underway and although there can be no assurances, the project is expected to be completed by fall of 1999.

At December 31, 1998, the Company, had invested $.7 million in Meteor Holdings LLC ("MHL"). MHL owns an equity interest in Saba Power Company, Ltd. (the "Power Project"). The Company owns 1.5% of the Power Project through its
ownership of 73% of MHL.   This percentage, however, could be reduced in the
event that other shareholders of Saba Power are required to make additional contributions to equity. No such additional equity contributions have been requested.

The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required, then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

ENVIRONMENTAL CONSULTING

In August of 1996, the Company acquired Innovative Solutions and Technologies, Inc. ("IST"), a Colorado corporation, which provides environmental consulting services. IST provides consulting services to outside clients as well as Meteor and its affiliates.

INSURANCE

The Company has a commercial liability policy, an umbrella policy, workmen's compensation, as well as other policies covering damage to its properties. These policies cover Company facilities, employees, equipment, inventories and vehicles in all states of operation. While management believes the Company's insurance coverage is adequate for most foreseeable problems, and is comparable with the coverage of other companies in the same business and of similar size, its coverage does not protect the Company for most third party liabilities relating to damage of the environment. Such environmental related coverage to third parties, is generally unavailable or available only at a prohibitive cost.

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

Competition in the retail segment of the gasoline distribution industry is severe and highly decentralized. Competition comes from numerous gasoline service stations that have different brands and from many independent unbranded stations. The Company competes for retail customers based on brand loyalty and price. The Company attempts to develop brand loyalty as a result of the friendly and efficient service it provides to its customers. To the extent that the customer does not have brand loyalty, then the Company competes on price and service.

The gasoline retail industry is highly competitive, fragmented and regionalized. It is characterized by a few large companies, some medium-sized companies and many small independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's largest competitors include Seven-Eleven, Ultramar Diamond Shamrock, Giant Industries and other major oil companies that own and operate their own stores in the Company's market areas such as Texaco and Phillips 66. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores. The Company also will encounter competition in attempting to acquire sites for new stores.

GOVERNMENTAL REGULATIONS

ENVIRONMENTAL MATTERS

Various federal and state statutes are designed to identify environmental damage, identify hazardous material and operations, regulate operations engaged in hazardous activities and establish procedures for remedial action. The Company is inspected on a regular basis by both federal and state environmental authorities. The Environmental Protection Agency ("EPA") and the various states the Company operates in have instituted environmental compliance regulations designed to prevent leakage and contamination from underground storage tanks. The Company continually expends capital when complying with changing environmental regulations and expects to spend about $.1 million a year on environmental compliance.

Various states have established Trust Funds for the clean up of contaminated underground sites. Under most circumstances, the Company's exposure is limited to $10,000 per location, beyond which the state clean-up fund assumes responsibility. Assistance is not available to repair or replace underground tanks or equipment. The law specifies requirements which must be met for an applicant to be eligible, it includes a provision that payments will be made in accordance with regulations and states that payment from the Trust Funds are limited to amounts in the fund. There can be no assurance that the Trust Funds will have sufficient capital, or will agree, to fund remediation of any particular problem.

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

RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, AS AMENDED IN 1984 ("RCRA"). The United States Congress enacted RCRA in 1976 and amended it in 1984. RCRA established a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA creates a "cradle to grave" system for managing hazardous wastes. Those who generate, transport, treat, store or dispose of waste above certain quantities are required to undertake certain performance, testing and record keeping. The 1984 amendments to RCRA known as Hazardous Solids Wastes Act ("HSWA") increased the scope of RCRA to regulate small quantity hazardous waste generators and waste oil handlers and recyclers as well as require the identification and regulation of underground storage tanks in which liquid petroleum or hazardous substances were stored. HSWA and its implementing regulations require the notification to designated state agencies of the existence and condition of regulated underground storage tanks and impose design, construction and installation requirements; leak detection, presentation, reporting, and cleanup requirements; tank closure and removal requirements; and fiscal responsibility requirements.

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

REGULATORY STATUS AND POTENTIAL ENVIRONMENTAL LIABILITY. The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation and devotes significant attention to protecting the health and safety of its employees and to protecting the Company's facilities from environmental problems. Management believes that the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. In light of coverage of the state reimbursement funds and certain indemnification provisions included in various acquisition contracts, Management does not believe that any pending or threatened environmental litigation or enforcement action(s) will materially and adversely affect the Company's business. While the Company has implemented, where appropriate, operating procedures at each of its facilities designed to assure compliance with environmental laws and regulations, given the nature of its business, the Company always is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.

EMPLOYEES

The Company employs approximately 320 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.

ITEM 2.  PROPERTIES

The Company leases its corporate office in Denver, Colorado.

The Company operates three offices for accounting and operations, one in Las Cruces, New Mexico, one in Cheyenne, Wyoming and one in Byers, Colorado.

The Company operates thirteen terminals/bulk plants/warehouse combinations. Three are located in New Mexico, four in Wyoming, five in Colorado and one in Nevada.

The Company operates nineteen retail convenience stores. Sixteen are located in New Mexico, two in Colorado and one in Wyoming.

The Company operates sixteen cardlock facilities. Five are located in New Mexico, six in Colorado, four in Wyoming and one in Nevada.

The Company owns a substantial amount of personal property, including above and below ground tanks located at its bulk plants, warehouses, convenience stores and cardlocks described above. It also owns approximately 2,600 portable above ground fuel and propane tanks, 14 automobiles, 56 trucks, 89 tractors/trucks, 99 trailers and 15 forklifts.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this Annual Report, one matter was submitted to a vote of the Company's shareholders through the solicitation of proxies. The date of the special meeting was November 10,1998, and the shareholders of the Company approved the 1998 Incentive Equity Plan. The number of shares represented at the meeting was 1,879,729, representing 53.1% of the shares entitled to vote. Of those shares 1,787,787 voted for the proposals, 76,282 voted against the proposal and 15,660 abstained.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

Prices for the Common Stock are quoted on the NASDAQ Small Cap.

                                                      Bid
                Period                           High     Low

     Quarter Ended March 31, 1996. . . . . .     $3.75    $2.00
     Quarter Ended June 30, 1996 . . . . . .     $4.25    $1.75
     Quarter Ended September 30, 1996. . . .     $4.25    $2.87
     Quarter Ended December 31, 1996 . . . .     $5.87    $3.62

     Quarter Ended March 31, 1997. . . . . .     $5.63    $3.50
     Quarter Ended June 30,1997. . . . . . .     $7.63    $4.25
     Quarter Ended September 30, 1997. . . .     $7.75    $5.13
     Quarter Ended December 31, 1997 . . . .     $5.50    $3.81

     Quarter Ended March 31, 1998. . . . . .     $4.38    $2.63
     Quarter Ended June 30, 1998 . . . . . .     $4.50    $2.81
     Quarter Ended September 30, 1998. . . .     $4.44    $3.63
     Quarter Ended December 31, 1998 . . . .     $3.38    $3.00
__________________

As of the date of this report, there were approximately 52 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are approximately 600 beneficial holders of the Company's Common Stock.

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

PRIVATE SALES OF SECURITIES

During the years ended December 31, 1998, 1997 and 1996, the Company sold shares of its Common Stock which were not registered under the Securities Act of 1933, as amended, as follows:

In 1996, the Company sold shares of the Company's Common Stock to 21 accredited investors and 3 unaccredited investors in a private offering. A total of 270,000 shares of Common Stock were sold in this offering for an aggregate of $.7 million in cash. The Company paid no commissions in connection with this offering.

In 1997, the Company sold shares and warrants to purchase the Company's Common Stock to 16 accredited investors in a private offering. A total of 130,000 shares of Common Stock and 130,000 warrants were sold in this offering for an aggregate of $.5 million in cash. The Company paid no commissions in connection with this offering. Each warrant allows the holder to purchase one share of Common Stock at $5.00 per share from March 28, 1998, until March 27, 1999.

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

In 1996, the Company issued 15,235 shares for services and 401(K) matching.

In 1997, the Company issued a total of 130,000 options to three consultants in exchange for services. The exercise price of all of such options was $3.50 per share. Of these options, 50,000 expired in February of 1998, 30,000 expire in February of the year 2000 and 50,000 were exchanged for 85,000 options exercisable at $3.81 per share with an expiration date of December 1998. The 85,000 options were exchanged for new options as described below.

In 1998, the Company issued 10,164 shares for services and 401(K) matching.

In 1998, the Company issued a total of 560,000 warrants and options in exchange for services by non-employees and non-affiliates. The average exercise price of these options and warrants is $3.67 per share. 75,000 of these options and warrants expire in May of 1999, 135,000 expire December 1999 and 350,000 were to expire in April 2003. The 135,000 options were obtained by two consultants in exchange for the 85,000 options issued in 1997. As of the date of this Form 10-K, 210,000 are currently exercisable. The holders of the other 350,000 warrants were notified in 1998, that such warrants are deemed void by the Company.

In November of 1998, the Company agreed to issue 25,000 warrants per quarter, exercisable at $4.38 per share and expiring three years from their issuance. Such warrants continue to be earned during the period of the consulting arrangement which remains in effect as of the date of this Form 10-K, but can be canceled by either party upon 15 days notice.

During January 1999, the Company issued 300 shares of Series B preferred stock with extraordinary voting rights. This was done in order to ensure that the Company's current board members remained in control of Meteor until such time as Nevada Manhattan Group Inc. delivered a valuable contract to Meteor as required by written agreement. Since the Nevada Manhattan transaction has been rescinded, Meteor has redeemed and canceled all of the Series B preferred stock.

ITEM 6.  SELECTED FINANCIAL DATA

Effective November 2, 1995, Meteor Industries, Inc., acquired 100% of the issued and outstanding common stock of Capco Resources Inc. ("CRI") in exchange for 1,745,000 shares of Meteor common stock. The acquisition was treated as a reverse acquisition of Meteor by CRI. Accordingly, the results of operations of CRI are included in the following financial information since inception of CRI. The results of operations of Meteor for 1995 and subsequent periods are included in the following financial information since November 2, 1995, the effective date of the acquisition.

STATEMENT OF OPERATIONS DATA:
                              (Dollars in Thousands, Except Per Share Data)

                                     For the Years Ended December 31,
                            1998      1997       1996       1995      1994
                         ---------   -------  ---------  --------   --------
Sales                     $118,362  $ 88,440  $ 59,984   $ 9,828    $   473
Cost of sales               97,558    75,439    49,644     7,373        -0-
Operating expenses          17,905    11,814     9,119     2,395        602
Other income (expense)        (348)      397       (79)      (71)       -0-
Income (loss) from
 continuing operations       1,168       601       462       (74)      (129)
Income from discontinued
  operations                   -0-       -0-       -0-     1,871        179
Net income                   1,168       601       462     1,796         49

Earnings per share:
 Basic
  Continuing operations   $   .31   $    .16  $    .15   $  (.15) $(1295.32)
  Discontinued operations       -         --        --      3.82    1785.27
  Net income                  .31        .16       .15      3.67     489.95

Diluted:
 Continuing operations    $   .31   $    .16  $   0.14   $  (.15) $(1295.32)
 Discontinued operations        -         --        --      3.80    1785.27
 Net income               $   .31   $    .16  $   0.14   $  3.65     489.95

Weighted average number of
 common shares and common
 share equivalents:
 Basic                  3,792,197  3,821,061 3,184,397   489,035        100
 Diluted                3,796,864  3,862,826 3,227,496   492,535        100

Cash dividends            $   -0-   $   -0-   $    -0-  $    -0- $      -0-

BALANCE SHEET DATA:
                                          (Dollars in Thousands)
                                              At December 31,
                            1998      1997       1996      1995      1994
                          --------  --------   --------  -------   ---------
Current Assets           $  16,096  $ 15,826  $  8,488   $ 6,708   $    126
Property and Equipment      19,235    13,940     8,277     8,568        250
Other Assets                 4,059     2,175     3,669     3,273        164
Discontinued Operations          -        --        --         -        572
Total Assets                39,390    31,941    20,434    18,549      1,112
Current Liabilities         16,506    12,935     8,943     6,921        403
Long-term Debt               6,390     2,912       446     2,195
Deferred Tax Liability       3,686     2,288     1,773     1,894
Minority Interest            4,952     4,515     4,152     3,615
Stockholders' Equity         7,856     9,291     5,120     3,924        709

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

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto of Meteor, included elsewhere in this document.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a working capital deficit of $.4 million compared to working capital of $2.9 million at December 31, 1997. This decrease is related to a use of working capital of $2.6 million to repurchase 698,000 shares of its outstanding common stock in 1998 and to an increase in the revolving credit facility due to the acquisition of Tri-Valley and R & R's assets.

Net cash provided by operating activities totaled $3.0 million for the year ended December 31, 1998, compared to $1.2 million for the year ended December 31, 1997 and $.8 million for the year ended December 31, 1996. This increase in cash provided by operating activities is principally related to the purchase of Fleischli, Tri-Valley and R & R's assets and the resulting increase in net income.

Net cash used by investing activities totaled $3.9 million for the year ended December 31, 1998, compared to cash used of $2.6 million for the year ended December 31, 1997 and $.9 million for the year ended December 31, 1996. This increase in cash used by investing activities is principally related to the purchases of Tri-Valley and R & R's assets and property, plant and equipment acquisitions.

Net cash provided by financing activities totaled $1.2 million for the year ended December 31, 1998, compared to cash provided of $1.5 million for the year ended December 31, 1997 and of $.1 million for the year ended December 31, 1996. This increase in cash provided by financing activities is related to borrowings to fund acquisitions and treasury stock purchases offset by the treasury stock purchased.

The Company has a revolving bank credit facility with Norwest Business Credit, Inc. for $7 million. The credit line is subject to the borrowing base of the Company's subsidiaries, as defined, and on December 31, 1998, $5.2 million was borrowed against the facility which is recorded as a current liability. The Company has been in default, during the year, on timely filing of information with the lender. The Company was also in default during the year of the net worth and net income requirements for two of the subsidiaries. The lender waived these defaults and is in the process of revising certain covenants.

The Company has various loans with banks, suppliers and individuals which require principal payments of $1.5 million in 1999.

The Company is obligated to pay lease costs of approximately $1.1 million in 1999 for land, building, facilities and equipment.

At December 31, 1998, the Company owned 50% of a limited liability company which in June, 1996, acquired a convenience store for $.6 million using financing from Phillips 66. The balance of the loan at December 31, 1998 was $.4 million. The Company is a co-signer on this loan which has a term of 10 years. The Company records its investment using the equity method, which reflects only the Company's share of the net worth of the LLC.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $3.5 million plus accrued dividends at the holder's request any time after September 15, 2000, unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as a minority interest on the balance sheet and recorded at its discounted value plus accrued dividends.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. For each of the periods ended December 31, 1998 and 1997, the Company expended $.1 million, for site assessment, related cleanup costs and regulatory compliance. The Company has accrued $.2 million for environmental remediation which management believes is adequate to cover known remediation requirements.

YEAR 2000

Meteor's company wide Year 2000 Project ("Project") is proceeding on schedule. The Project is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000.
The Project covers information systems infrastructure (including hardware and software), operating systems and significant vendors and customers.

Meteor and its subsidiaries have no proprietary software. The Company has been evaluating its embedded technology and at the present time has no indication of significant problems. Meteor does not expect to incur any significant costs updating its systems to become Year 2000 compliant.

In 1997, in order to improve access to business information through common, integrated computing systems across the company, Meteor began a company wide systems replacement project with systems that use programs primarily from EDS, Inc. ("EDS"). The vendor has informed the Company that the new systems are Year 2000 compliant.

The new systems, which are expected to make approximately ninety-five percent of the company's business information systems Year 2000 compliant are scheduled to be fully implemented by the end of the first quarter in 1999. Implementation of the EDS programs is on schedule and approximately ninety-five percent complete. Remaining business software programs are expected to be made Year 2000 compliant through the Project.

Meteor relies on third party suppliers for raw materials, water, utilities and other key services. Interruption of supplier operations due to Year 2000 issues could affect Company operations. The Company has initiated efforts to evaluate the status of suppliers' efforts and to determine alternatives and contingency plan requirements. While approaches to reducing risks of interruption due to supplier failures will vary by business and facility, options include identification of alternative suppliers and accumulation of inventory to assure sales capacity where feasible and warranted.

Meteor is also dependent upon customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, Meteor's customer base is broad enough to minimize the effects of a single occurrence. Meteor is, however, taking steps to monitor the status of customers as a means for determining risks and alternatives.

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

The Company's Y2K readiness program is an ongoing process; the estimated completion dates and costs of the Y2K readiness program is subject to change.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

The Company is primarily engaged in the business of marketing and distributing refined petroleum products and related products employing wholesale and retail operations. The Company's principal products are gasoline, diesel, propane, grease and lubes, convenience store items and other products (antifreeze, chemicals, food grade oils, services, hardware and miscellaneous items).

The Company had sales of $118.4 million in 1998 compared to $88.4 million in 1997, a $30.0 million (34%) increase. The increase is primarily attributable to the Company's acquisitions of Fleischli in August 1997, Tri-Valley in May 1998 and R & R's assets in November 1998, and partially offset by lower product prices during the current period resulting in lower net sales.

Gross profit for 1998 and 1997 was $20.8 million and $13.0 million respectively, an increase of $7.8 million (60%). The increase is primarily attributable to acquisitions and partially to an increase in retail gasoline and propane margins during the current period. Retail margins are dictated by competition in a given area and the Company has no control over such margins. Gross profits were also reduced by a $.7 million non-cash write down of inventory to market.

Gasoline volumes increased to 43.5 million gallons in 1998 from 41.1 million gallons in 1997, primarily due to acquisitions. Gasoline sales decreased to $28.2 million in 1998 from $30.5 million in 1997, primarily due to lower product prices. Gross profit increased to $4.3 million in 1998 from $3.6 million in 1997. Gross profit per gallon of gasoline sold increased to $.10 in 1998 from $.09 in 1997, primarily due to improved street prices in certain geographical locations.

Diesel volumes increased to 94.3 million gallons in 1998 from 45.6 million in 1997. Diesel sales increased to $56.7 million in 1998 from $35.1 million in 1997, primarily due to acquisitions. Gross profits increased to $6.2 million in 1998 from $3.0 million in 1997. Gross profit per gallon of diesel sold was constant at $.07 in 1998 and 1997.

Propane volumes increased to 8.0 million gallons in 1998 from 6.0 million gallons in 1997, primarily due to the acquisition of Tri-Valley. Propane sales were constant at $3.9 million in 1998 and 1997. Gross profits increased to $1.4 million in 1998 from $.9 million in 1997. Gross profit per gallon of propane sold increased to $.18 in 1998 from $.15 in 1997, primarily due to Tri-Valley margin.

Lube sales increased to $15.5 million in 1998 from $6.8 million in 1997, primarily due to acquisitions and increased sales to mining companies. Gross profit increased to $3 million in 1998 from $1 million in 1997.

Sales of convenience store items increased to $5.7 million in 1998 from $5.3 million in 1997, primarily due to acquisitions. Gross profit was constant at $1.5 million in 1998 and 1997.

Other sales, which consists of anti-freeze, chemicals, food grade oils and miscellaneous items, increased to $8.4 million in 1998 from $6.8 million in 1997, primarily due to acquisitions. Gross profit increased to $5.0 million in 1998 from $3.2 million in 1997.

Selling, general, and administrative expenses were $16.4 million for the year ended December 31, 1998, compared to $10.9 million for the year ended December 31, 1997, an increase of $5.5 million (51%). The increase is primarily related to acquisitions.

Depreciation and amortization for the year ended December 31, 1998, was $1.5 million compared to $1 million for the year ended December 31, 1997. The increase in depreciation and amortization is primarily due to acquisitions and additional property, plant and equipment purchases.

Other income or expense for the year ended December 31, 1998, was $.3 million in expense compared to $.4 million income for the year ended December 31, 1997. This increase in expense is due to additional interest expense related to debt for acquisitions, reduced interest income due to improved collection of accounts receivable and because of a 1997 settlement of a lawsuit.

The provision for income taxes for the year ended December 31, 1998, was $.9 million compared to $.6 million for the period ended December 31, 1997. The increase is due to higher income.

Net income for the year ended December 31, 1998, was $1.2 million compared to $.6 million for the period ended December 31, 1997, due to the above described items.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

The Company had sales of $88.4 million in 1997 compared to $60 million in 1996, a $28.4 million (47.4%) increase. The increase is primarily attributable to the Company's acquisition of Fleischli on August 1, 1997, and partially offset by lower product prices during the 1997 period resulting in lower net sales.

Fuel sales gallons increased to 92.9 million, compared to 62.4 million in 1996, a 30.5 million (48.9%) increase. The increase is primarily the result of the Fleischli acquisition.

Gross profit for 1997 and 1996 was $13 million and $10.3 million respectively, an increase of $2.7 million (26.0%). The increase is primarily attributable to the Company's acquisition of Fleischli, partially offset by a decline in retail gasoline margins during the current period resulting in lower gross margin. Retail margins are dictated by competition in a given area and the Company has no control over such margins.

Selling, general, and administrative expenses were $10.9 million for the year ended December 31, 1997, compared to $8.3 million for the year ended December 31, 1996, an increase of $2.6 million (31.2%). The increase is related to the Fleischli acquisition which added $2.9 million in expenses, while existing operations reduced expenses by $.3 million (3.9%). As a percentage of sales, selling, general and administrative expenses declined from 14% to 12% reflecting benefits of combining the companies.

Depreciation and amortization for the year ended December 31, 1997, was $1.0 million compared to $.9 million for the year ended December 31, 1996. The increase in depreciation and amortization is primarily due to the Fleischli acquisition.

Other income or expense for the year ended December 31, 1997, was $.4 million in income compared to $.1 million expense for the year ended December 31, 1996. The increase is related to a lawsuit settlement received in 1997.

This is an unusual item that the Company does not expect to recur in the future. The provision for income taxes for the year ended December 31, 1997, was $.6 million compared to $.4 million for the period ended December 31, 1996. The increase is due to higher income. The expected federal tax provision based upon statutory rates would have been $.5 million.

Net income for the year ended December 31, 1997, was $.6 million compared to $.5 million for the year ended December 31, 1996, due to the above described items.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at F-1 through F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Company's 1999 annual meeting.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following statements are filed as part of this Report:
                                                                     Page(s)
Report of Independent Accountants ................................     F-1
Consolidated Balance Sheets - December 31, 1998 and 1997 .........     F-2
Consolidated Statements of Operations - years ended December 31,
     1998, 1997 and 1996..........................................     F-4
Consolidated Statement of Shareholders' Equity - years ended
     December 31, 1998, 1997 and .................................     F-5
Consolidated Statements of Cash Flows - years ended December 31,
     1998, 1997 and 1996..........................................     F-6
Notes to Consolidated Financial Statements .......................     F-9

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

10.28    Meteor Corporate Guaranty    Incorporated by reference to Exhibit
         with Norwest Business        10.28 to Company's Form 10-K dated
         Credit, Inc.                 12/31/97 (SEC File No. 0-27968)

10.29    Revolving Note with Nor-     Incorporated by reference to Exhibit
         west Business Credit, Inc.   10.29 to Company's Form 10-K dated
                                      12/31/97 (SEC File No. 0-27968)

10.30    Credit and Security          Incorporated by reference to Exhibit
         Agreement                    10.30 to Company's Form 10-K dated
                                      12/31/97 (SEC File No. 0-27968)

10.31    Agreement between Tri-       Incorporated by reference to Form 8-K
         Valley Gas Co.; Share-       dated May 29, 1998 (SEC File No.
         holders and Fleischli Oil    0-27968)
         Company, Inc. to Purchase
         Tri-Valley Gas Co.

10.32    Agreement between Capco      Incorporated by reference to Form 8-K
         Capco Acquisub, Inc. and     dated December 31, 1998
         and Nevada Manhattan Mining  (SEC File No. 0-27968)
         Incorporated to sell Capco
         shares of Meteor stock

10.33    Agreement between Capco      Incorporated by reference to Form 8-K
         Acquisub, Inc. and Nevada    dated January 11, 1999
         Manhattan Mining Incor-      (SEC File No. 0-27968)
         porated to change control
         in of the Corporation

21       Subsidiaries of the          Filed herewith electronically
         Registrant

27.1 Financial Data Schedule for Filed herewith electronically fiscal year ending
         December 31, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Meteor Industries, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Meteor Industries, Inc. as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP








Denver, Colorado
March 30, 1999

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)

                                               December 31,     December 31,
                                                  1998             1997

CURRENT ASSETS
  Cash                                            $   380        $   226
  Restricted cash                                   1,222          1,150
  Accounts receivable-trade, net of allowance
   of $201 and $455, respectively                   9,447          9,745
  Accounts receivable, related party                  182             92
  Notes receivable, net                               106            106
  Inventory                                         3,974          3,818
  Deferred tax asset                                  283            405
  Other current assets                                502            284

         Total current assets                      16,096         15,826

Property, plant and equipment, net                 19,235         13,940

Other assets
  Notes receivable, net                               181            179
  Investments in closely held businesses            1,444          1,395
  Intangibles, net                                  2,068            376
  Other assets                                        366            225

          Total other assets                        4,059          2,175

               TOTAL ASSETS                       $39,390        $31,941











                            Continued on next page

                           METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                              December 31,      December 31,
                                                 1998              1997

CURRENT LIABILITIES
 Accounts payable, trade                         $ 5,556        $  5,655
 Accounts payable, related party                     109              26
 Book overdraft                                    1,453             328
 Current portion, long-term debt                   1,544             592
 Accrued expenses                                  1,313             827
 Taxes payable                                       837             891
 Income taxes payable                                527             782
 Revolving credit facility                         5,167           3,834

     Total current liabilities                    16,506          12,935

Long-term debt                                     6,390           2,912
Deferred tax liability                             3,686           2,288
Minority interest in subsidiaries                  4,952           4,515

     Total liabilities                            31,534          22,650

Commitments and contingencies (Notes 12, 13 and 14)

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,555,792 and
  4,130,228 shares issued and
  outstanding, respectively                            4               4
 Paid-in capital                                   4,116           6,319
 Treasury stock, at cost, 132,098 and
   18,500 shares held respectively                  (489)            (89)
 Retained earnings                                 4,225           3,057

      Total shareholders' equity                   7,856           9,291

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                       $39,390         $31,941


The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except per share information)

                                     For the Year Ended December 31,
                                     1998         1997         1996

Net sales                          $118,362    $ 88,439     $ 59,984
Cost of sales                        97,558      75,439       49,644

   Gross profit                      20,804      13,000       10,340

Selling, general and adminis-
  trative expenses                   16,369      10,858        8,269
 Depreciation and amortization        1,536         956          850

   Total expenses                    17,905      11,814        9,119

Income from operations                2,899       1,186        1,221

Other income and (expenses)
  Interest income                       128         377          362
  Interest expense                     (828)       (604)        (474)
  Other                                 152         480           -
  Gain on sale of assets                200         144           34

  Total other income and (expenses)    (348)        397          (78)

Income before income taxes and
  minority interest                   2,551       1,583        1,143
Income tax expense                      939         583          395
Minority interest                       444         399          286

   Net Income                       $ 1,168     $   601      $   462

Earnings per share:
Basic                               $   .31     $   .16     $    .15
Diluted                             $   .31     $   .16     $    .14

Weighted average common share
 and common share equivalents:
 Basic                            3,792,197   3,821,061    3,184,397
 Diluted                          3,796,864   3,862,826    3,227,496



The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996
                           (Dollars in Thousands)

                                    Additional
                   Common   Stock   Paid-In    Retained   Treasury
                   Shares   Amount  Capital    Earnings    Stock     Total

Balance - January
 1, 1996          3,024,903  $   3   $1,927     $1,994     $     -   $3,924

Stock issued dur-
ing the year        285,235      -      734         --          --      734

  Net income             --     --        -        462          --      462

Balance - December
 31, 1996         3,310,138  $   3   $2,661     $2,456           -   $5,120

Stock issued dur-
 ing the year       820,090      1    3,598         --          -     3,599

Warrants issued
  during the year        --     --       60         --          -        60

Treasury stock
  acquisitions           --     --       --         --         (89)     (89)

  Net income             --     --        -        601          --      601

Balance - December
 31, 1997         4,130,228  $   4   $6,319     $3,057     $   (89)  $9,291

Stock issued for
 401(K)/services     10,164      -       21          -           -       21

Treasury stock
 acquisitions             -      -        -          -      (2,624)  (2,624)

Treasury stock
 retired           (584,600)    --   (2,224)         -       2,224        -

  Net income           --       --        -      1,168           -    1,168

Balance - December
 31, 1998         3,555,792  $   4   $4,116     $4,225     $  (489)  $7,856




The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)

                                          For the Year Ended December 31,
                                              1998      1997       1996

Cash flows from operating activities:
 Net income                                 $ 1,168    $  601     $  462
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                1,536       956        850
 Loss (gain) on disposal of property,
   plant & equipment                             10      (144)       (34)
 Deferred income taxes                         (149)     (249)        35
 Minority interest                              444       399        286
 Other                                           21         -        (11)
 Change in assets and liabilities:
  Decrease (increase) in:
   Accounts receivable, net                     398     2,029     (1,019)
   Inventories                                  175      (364)       111
   Other current assets                        (184)      (77)       (55)
   Other assets                                (183)      143       (219)
  Increase (decrease) in:
   Accounts payable                            (415)   (2,321)       642
   Accrued liabilities                          479      (744)        10
   Taxes payable                               (343)      930       (216)

  Net cash provided by operating
   activities                                 2,957     1,159        842

Cash flows from investing activities:
  Acquisition of subsidiaries, net
   of acquired cash                          (2,238)   (3,526)         -
  Cash proceeds from sale of property,
   plant and equipment                          376       178        117
  Purchases of property, plant and equipment (2,358)   (1,230)      (253)
  Loans to related parties                        -         -        (68)
  Investment in closely held business           (44)     (110)      (877)
  Note receivable payments                      295     2,112        158

  Net cash used in investing activities      (3,969)   (2,576)      (923)




                           Continued on next page

                            METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Continued)

                                         For the Year Ended December 31,
                                           1998        1997       1996

Cash flows from financing activities:
  Borrowings (payments) on revolving
    credit facilities, net                $ 1,334     $  (407)    $ (135)
  Increase in book overdraft                1,126         157         99
  Borrowings on long-term debt              2,300       1,560        134
  Sale of minority interests in
   subsidiary                                   -          38        250
  Distribution to minority interest             -         (74)         -
  Payments on long-term debt               (1,399)     (3,131)      (582)
  Proceeds from common stock issued             -       3,659        734
  Purchase of treasury stock               (2,124)        (89)         -
  Restricted cash                             (71)       (222)      (386)
  Insurance proceeds                            -           -         24

Net cash provided by
 financing activities                       1,166       1,491        138

Net increase in cash and
   equivalents                                154          74         57

Cash and equivalents, beginning of
   period                                     226         152         95

Cash and equivalents, end of period        $  380     $   226    $   152

NON CASH INVESTING AND FINANCING ACTIVITIES

Acquisition of property, plant and
 equipment with debt                       $1,850     $   702    $   315
Capital lease assets and
 obligations assumed                       $  100     $ 1,095    $    13
Accounts receivable replaced with
  note receivable                          $  296     $     -    $    55
Stock issued for services                  $   21     $     -    $     -
Debt issued to purchase treasury stock     $  500     $     -    $     -

Other operating cash flow information:
Cash paid for taxes                        $1,333     $   704    $   538
Cash paid for interest                     $  660     $   642    $   486

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Continued)


                                         For the Year Ended December 31,
                                            1998      1997         1996

ACQUISITION OF SUBSIDIARIES
  Accounts receivable, net                $  487    $ 6,623      $   -
  Notes receivable                             -         62          -
  Inventory                                  331      2,233          -
  Deferred tax asset                          47        262          -
  Property, plant and equipment            2,849      4,935          -
  Goodwill                                 1,709          -          -
  Accounts payable, trade                   (433)    (4,491)         -
  Current portion, long term debt           (248)      (460)         -
  Accrued expenses                            (7)    (1,358)         -
  Taxes payable                              (34)       (12)         -
  Revolving credit facility                    -     (2,100)         -
  Long term debt                            (830)    (1,291)         -
  Deferred tax liability                  (1,633)      (877)         -

    Cash paid                             $2,238     $3,526     $    -



















The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1998

NOTE 1  -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc. ("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. In October 1995, Meteor formed Meteor Marketing, Inc. ("Meteor Marketing"), a Colorado corporation, as a wholly owned subsidiary to hold the stock of its petroleum marketing and distribution subsidiaries and to operate the companies. The significant subsidiaries included in Meteor Marketing are: Graves Oil & Butane Co., Inc. ("Graves"), Meteor Stores, Inc. ("MSI"), Fleischli Oil Company, Inc. ("Fleischli"), and Tri-Valley Gas Co. ("Tri-Valley"). In addition, Meteor owns Meteor Holdings LLC ("MHL") and Innovative Solutions and Technologies, Inc. ("IST").

In June 1998, the Company acquired all of the common stock of Tri-Valley Gas Co. for $2,400,000 in cash and a $600,000 promissory note. The purchase price was allocated to the assets acquired based on their estimated fair values.
The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $1,700,000 and is being amortized on a straight-line basis over 15 years. Tri-Valley is a petroleum marketing and distribution company doing business in Colorado.

In November, 1998, the Company acquired certain assets of R & R Oil Company ("R & R") for $900,000 in cash and $1,200,000 in notes. R & R is a petroleum marketing and distribution company doing business in Wyoming.

In August 1997, the Company acquired all of the common stock of Fleischli Oil Company, Inc. ("Fleischli") for $4,900,000. Fleischli is a petroleum marketing and distribution company doing business in Colorado, Wyoming, South Dakota, Nevada, Utah, Montana, Nebraska and Idaho. Fleischli sells large volumes of fuel and lubricants to industrial users throughout these states, concentrating on the mining industry.

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence.

USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements. Actual results may differ from these estimates.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less. Financial instruments which potentially subject the Company to concentration of credit risk consist principally of cash and temporary cash investments. At times, cash balances held at financial institutions were in excess of Federal Deposit Insurance Corporation insurance limits. The Company places its temporary cash investments with high-credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

RESTRICTED CASH - The Company has revolving bank credit facilities which require the use of depository accounts from which collected funds are transferred to the lender. The lender then applies these collections to the revolving credit facilities. These accounts are controlled by the lender.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Accounts receivable, accounts payable and accrued expenses are stated at fair value due to their short-term nature. The carrying value of notes receivable approximates fair value. The carrying value of notes payable approximates fair value since the notes are either very recent or have variable interest rates.

ACCOUNTS RECEIVABLE - The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to accounts receivable is primarily concentrated in the diesel, gasoline and greases and lubes segments.

INVENTORIES - Inventories are stated at the lower of cost or market. Inventories of petroleum products, greases and oils, and related products are stated at weighted average cost for MSI and the last in first out (LIFO) basis for Graves and Fleischli. Sundries inventories are valued by the retail method and stated on the first in, first out (FIFO) basis which is lower than market. The amount of inventory valued using the LIFO method is $3,050,000 and $3,297,000 at December 31, 1998 and 1997, respectively. The LIFO reserve at December 31, 1998 and 1997 is $42,000 and $49,000, respectively.

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

DEPRECIATION - Depreciation is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES

       Buildings and improvements                      5 to 40 years
       Equipment                                       5 to 20 years

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLES - The Company periodically evaluates its costs in excess of net assets acquired (goodwill) and its other intangibles to determine whether any impairment of these assets has occurred, in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In making such determination with respect to goodwill, the Company evaluates the performance using cash flows, on an undiscounted basis, of the underlying businesses which gave rise to such amount. With respect to other intangibles, which include the cost of license agreements, covenants not to compete and organization costs, the Company bases its determination on the performance using cash flows, on an undiscounted basis, of the related products. Any impairments are recognized using discounted cash flows. The assets acquired in these transactions continue to contribute a significant portion to the Company's net revenues and earnings.

Substantially all costs in excess of net assets (goodwill) of subsidiaries acquired are being amortized on the straight-line method over fifteen years.

Other intangibles, include the costs of license agreements, covenants not to compete and organization costs and are amortized over five years using the straight-line method.

REVENUE RECOGNITION - Revenue from product sales is recognized when the product is delivered. Revenue from services is recognized when the services are performed and billable.

INCOME TAXES - Income taxes provide for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred income taxes reflect the differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

ENVIRONMENTAL EXPENDITURES - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The Company's estimated liability is reduced to reflect the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

EARNINGS PER SHARE - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants were 1,867,733, 849,300 and -0- for the years ended December 31, 1998, 1997 and 1996 respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,014,635, 1,122,864, 854,989 for the years ended December 31, 1998, 1997 and 1996, respectively, are omitted as they are antidilutive.

                                         1998       1997      1996
                                         ----       ----      ----
Denominator:
 Average common shares outstanding    3,792,197  3,821,061  3,184,397
 Average dilutive stock options and
  warrants                                4,667     41,765     43,099

    Diluted shares                    3,796,864  3,862,826  3,227,496

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows at December 31:

                                                 (Dollars in Thousands)
                                                 1998             1997
       DESCRIPTION                               AMOUNT          AMOUNT

       Land                                     $ 3,258          $ 2,314
       Buildings and improvements                 5,406            3,860
       Equipment                                 13,722            9,564
       In process                                   100               -

                                                 22,486           15,738

       Accumulated depreciation                  (3,251)          (1,798)

       Net property, plant and
        equipment                               $19,235          $13,940

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,476,000, $916,000 and $764,000, respectively.

Capital leases included above are as follows at December 31:

                                                   (Dollars in Thousands)
                                                     1998           1997

     Buildings and improvements                  $      -        $    18
     Equipment                                        490            484
     Accumulated amortization                         (89)          (146)

        Net leased property                      $    401        $   356

NOTE 3  - INTANGIBLES

Intangibles are as follows at December 31:

                                                 (Dollars in Thousands)
                                                  1998            1997
                                                 Amount          Amount

    Goodwill                                     $ 2,098         $   360
    Other intangibles                                213             242
    Accumulated amortization                        (243)           (226)

                                                 $ 2,068         $   376

Amortization expense for the years ended December 31, 1998, 1997 and 1996 was $60,000, $40,000, $86,000, respectively.

NOTE 4 -- NOTES RECEIVABLE

The Company has a note receivable from a former subsidiary in the amount of $100,000 and $132,000 at December 31, 1998 and 1997, respectively. Interest and principle are due monthly. The interest rate on the note is 8% with $25,000 classified as current and $75,000 as long term at December 31, 1998.

The Company also has various notes receivable created through its operations. The notes have varying interest rates and terms. At December 31, 1998, the total of the notes are $287,000, of which $106,000 is classified as current and $181,000 is long term.

NOTE 5 -- INVESTMENTS IN CLOSELY HELD BUSINESSES

The Company owns 50% of the Graves Rio Rancho No. 1 Ltd. Co. The investment was acquired in May 1994. The Company reports its investment in this limited liability company using the equity method. The carrying value was $218,000 at December 31, 1998. This investment is not publicly traded.

The Company owns 50% of the Coors Pyramid L.L.C. The investment was acquired in June, 1996. The Company reports its investment in this limited liability company using the equity method. The carrying value was $213,000 at December 31, 1998. This investment is not publicly traded.

The Company owns 33% of American L.P., Ltd. The investment was acquired in December 1995, for $100,000. The Company reports its investment in this limited liability Company using the equity method. This investment is not publicly traded. The carrying value was $73,000 at December 31, 1998.

At December 31, 1998, the Company had invested $690,000 in Meteor Holdings LLC ("MHL"). MHL owns an interest in Saba Power Company, Ltd. (the "Power Project"). The investment in the Power Project is reported using the cost method. The Company also entered into an agreement with Saba Petroleum Company ("Saba") whereby Saba, a related party, participated in the Power Project. Saba invested $250,000 in MHL resulting in MHL's total investment of $940,000 in the Power Project. Saba owns approximately .5% interest in the Power Project through its ownership of 27% of MHL. The Company owns approximately 1.5% of the Power Project through its ownership of 73% of MHL. Saba's .5% interest in the project is subject to the same terms and conditions as the Company's 1.5% interest. These percentages, however, could be reduced in the event that other shareholders of Saba Power are required to make additional contributions to equity.

The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

NOTE 6  -- REVOLVING CREDIT FACILITY

The Revolving Credit Facility is as follows at December 31:

                                                   (Dollars in Thousands)
                                                   1998            1997
$7,000,000 revolving bank credit facility,
bearing interest at lender's base rate plus
 .5% (8.25% and 10.00% at December 31, 1998
and 1997, respectively), due June 30, 2000.
Collateralized by trade accounts receivable
and inventory of the Company's subsidiaries.
The December 31, 1997, balance is the sum of
the prior year individual subsidiaries
revolving credit facilities.                       $5,167         $3,834

During 1998 the Company renegotiated its revolving bank credit facility with the lender. The new facility changed from individual facilities for MSI,

Graves and Fleischli to one facility, and reduced the interest rate from base rate plus 1.5% to base rate plus .5%.

The revolving bank credit facility agreement requires the Company to maintain certain net worth and performance ratio levels and meet certain financial reporting requirements. As discussed in Note 1, payments on these loans are made through collateral cash accounts in the name of the lender.

The Company was in default of certain covenants related to net worth, net income, financial reporting requirements and capital expenditure, as well as its requirements regarding liens and indebtedness. Waivers of these defaults were obtained from the lender.

NOTE 7 -- LONG-TERM DEBT

Long-term debt is as follows at December 31:

                                                   (Dollars in Thousands)
                                                   1998            1997

Notes payable to banks with monthly payments
of $13,098 and $6,259, interest at 9.65% and
12.75%, maturing in April 2000 and February
2005; collateralized by property and
equipment                                           $4,135         $1,470

Notes payable to suppliers with monthly payments
of $4,853 and $7,863, interest at 8.0% and 9.55%,
maturing in December 2006 and July 2007;
collateralized by property and equipment.           $  908         $1,009

Notes payable to individuals with monthly payments
ranging from $1,111 to $18,805, interest at 7.0%
to 8.5%, maturing from June 1999 through November
2013; collateralized by property and equipment.      2,378            498

Note payable to related party with monthly payments
of $30,000, interest at 10.0%, maturing in June
1999; no collateral.                                   147              -

Note payable to others with monthly payments of
$257 and $329, interest at 9.95% and 11.90%,
maturing in December 1999 and April 2000;
collateralized by equipment.                             7             12

Leases payable (Note 15)                               359            515

     Total                                          $7,934         $3,504

Current portion                                     (1,544)          (592)

     Long-term debt                                 $6,390         $2,912

Maturities of long-term debt are as follows for the years ended December 31:

                1999                               $ 1,544
                2000                                 1,192
                2001                                 1,132
                2002                                 1,105
                2003                                 1,318
                Thereafter                           1,643

                   Total                           $ 7,934

NOTE 8 -- MINORITY INTEREST IN SUBSIDIARIES

The Series A Convertible Preferred Stock of Graves is limited voting stock and is entitled to cumulative annual dividends at a rate of 8% of the liquidation value. These securities are convertible into common stock of Graves or Meteor at the bid price on the date of conversion or 22.2% of Meteor based on whichever calculation yields fewer shares. The record holder has the right to vote on matters which affect the rights of the class and to elect two of the seven members of Graves' board of directors. In the event of default under the Meteor promissory note issued to purchase the Graves common stock, the holder of the Series A Convertible Preferred Stock has the ability to elect all of the Graves directors. The Company may at any time redeem all or any portion of the Series A Convertible Preferred Stock outstanding at an amount equal to the liquidation value plus all accrued and unpaid dividends. At any time after September 15, 2000, the record holder shall have the right to have the Company redeem all or any portion of the shares outstanding at the price stated above. No dividends have been declared by the board of directors. Dividends in arrears amount to $1,512,000 and $1,229,000 as of December 31, 1998 and 1997, respectively. The minority interest is recorded at its discounted value in the amount of $4,672,000 at December 31, 1998. Dividends and accretion of the preferred stock discount are reflected in minority interest on the income statement.

The Company owns 73% of MHL which owns 100% of Capco Resources, Inc. The minority interest of 27% is recorded at its cost basis of $250,000.

The Company owns 75% of Hatch Pyramid L.L.C. The minority interest of 25% is recorded at its cost basis of $30,000.

NOTE 9 -- INCOME TAXES

The provision for income taxes consists of the following components for the years ended December 31:
                                              (Dollars in Thousands)
                                            1998        1997         1996

     Current tax expense                  $ 1,088     $  832       $  360
     Deferred tax expense (benefit)          (149)      (249)          35

          Total provision                 $   939     $  583       $  395

The following reconciles the income tax provision with the expected provision obtained by applying the federal statutory rate to pretax income for the years ended December 31:
                                              (Dollars in Thousands)
                                            1998        1997         1996

      Expected tax provision              $ 867       $  538      $   446
      Nondeductible expenses                  9            9            4
      Benefit of operating loss
       carryforwards                                       -          (40)
      State income taxes, net of
       federal benefit                       63           36          (15)

          Total provision                 $ 939      $   583      $   395

The deferred tax asset (liability) in the accompanying balance sheet includes the following components at December 31:

                                                 (Dollars in Thousands)
                                                    1998         1997
    Current:
      Deferred tax asset, federal                $    262      $   353
      Deferred tax asset, state                        21           52

      Net current deferred asset                 $    283      $   405

    Noncurrent:
      Deferred tax liability, federal            $ (3,406)     $(1,995)
      Deferred tax liability, state                  (280)        (293)

      Net noncurrent deferred tax
       liability                                 $ (3,686)     $(2,288)

       Net deferred tax liability                $ (3,403)     $(1,883)

The components of deferred income taxes are as follows at December 31:

                                                 (Dollars in Thousands)
                                                    1998         1997
     Deferred tax asset:
      Accounts receivable                        $   136       $   189
      Inventory                                       20            35
      Accrued environmental costs                     71           122
      Other                                           56            59

         Total deferred tax asset                    283           405

     Deferred tax liability:
      Depreciation and amortization              $(3,686)      $(2,288)

     Total deferred tax liability                 (3,686)       (2,288)

     Net deferred tax liability                   (3,403)       (1,883)

NOTE 10 -- DEFINED CONTRIBUTION PLAN

The Company has adopted 401(k) Profit-Sharing Plans. Excluded from the plans are employees whose employment is governed by a collective bargaining agreement that includes retirement benefits. Contributions to the plans are voluntary through a salary reduction agreement up to a maximum of 15% of compensation. Matching contributions and other additional contributions may be made by the employer at the employer's discretion. Contributions and fees for the years ended December 31, 1998, 1997, and 1996, were $38,000, $31,000, and $30,000, respectively.

NOTE 11 -- RELATED PARTY TRANSACTIONS

The Company leases certain real estate from the preferred stockholder of a subsidiary. For the years ended December 31, 1998, 1997 and 1996, rents paid were $60,000, $55,000 and $9,000, respectively.

The Company sells its products to other entities controlled by the preferred stockholder of a subsidiary. During the years ended December 31, 1998, 1997 and 1996, these revenues amounted to $-0-, $533,000 and $1,019,000, respectively.

The preferred stockholder of a subsidiary was indebted to the Company on two notes which were paid in 1997. Interest earned during the years ended December 31, 1998, 1997 and 1996, was $-0-, $54,000 and $67,000, respectively.

The Company was indebted to the preferred stockholder of a subsidiary on a
note paid in 1997.   Interest expense during the years ended December 31,
1998, 1997 and 1996 for this note was $-0-, $127,000 and $193,000, respectively.

The Company entered into a consulting agreement with the preferred stockholder of a subsidiary, who died in 1998, which provided for payments of $1,500 per month and the use of a vehicle; fuel for such vehicle; a personal automobile; health, life, disability and automobile insurance; and reimbursement of various expenses including club dues. During the years ended December 31, 1998, 1997 and 1996, the fees paid were $14,000, $22,000 and $27,000, respectively.

The Company leases a commercial office building for $3,000 per month from a corporation controlled by a director of one of the Company's subsidiaries, see
Note 14.

The Company leases rolling stock from various related parties under capital lease agreements. The total obligation paid under these agreements for the year ended December 31, 1998 was $69,000.

The Company sells its product to entities controlled by a director of one of the Company's subsidiaries. During the years ended December 31, 1998, 1997 and 1996, revenues reported amounted to $66,000 $227,000 and $-0-, respectively.

NOTE 12 -- ENVIRONMENTAL PROTECTION EXPENDITURES

The Company is subject to various federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant.

The states the Company operates in have established corrective action funds. The purpose of the funds are to provide monetary assistance in both assessing and correcting a site for environmental problems. As a result, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

Included in selling, general and administrative expenses, for the years ended December 31, 1998, 1997 and 1996, are $144,000, $119,000 and $31,000,
respectively, for site assessment, related cleanup costs and regulatory compliance. Included in other assets at December 31, 1998 and 1997, are unreimbursed costs from the States of $2,000 and $20,000, respectively. Included in accrued expenses at December 31, 1998 and 1997 are $194,000 and 297,000, respectively, for environmental remediation which management believes is adequate to cover known remediation problems.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

The Company has in escrow at December 31, 1998, 250,000 shares in a Canadian corporation related to the sale of a subsidiary in 1995. The shares are subject to reduction depending on various factors related to the sale of the subsidiary. The Company recognized gains in 1998 of $360,000 related to cash and the sale of shares released from escrow.

The Company is a co-signer on a note for its 50% owned equity investment in Coors Pyramid LLC. The amount payable on the note at December 31, 1998 is $426,000.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

NOTE 14 -- OPERATING LEASES

The Company has entered into various noncancelable leases for land, buildings and equipment with terms ranging from 3 to 15 years. Under most leasing arrangements the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Total rent expense under operating leases for the years ended December 31, 1998, 1997 and 1996, was $1,086,000, $844,000 and $772,000, respectively.

Minimum future obligations on leases in effect at December 31, 1998, are as follows:
                                              (Dollars in Thousands)

           1999                                     $1,103
           2000                                      1,073
           2001                                      1,080
           2002                                        869
           2003                                        835
           Thereafter                                2,157

           Total                                    $7,117

Annual minimum future rental payments have not been reduced by $42,000 of sublease rentals to be received in the future under non-cancelable subleases.

NOTE 15 -- CAPITAL LEASES

Future maturities of capital leases are as follows for the years ending December 31:
                                               (Dollars in Thousands)
           1999                                       $   281
           2000                                            67
           2001                                            28
           2002                                            24
           2003                                            14

           Total minimum lease payments                   414

           Less: amount representing interest              55

           Present value of minimum lease payments    $   359

NOTE 16 -- STOCK OPTION AND INCENTIVE EQUITY PLANS

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pro forma disclosures as if the Company adopted the expense recognition requirements under SFAS No. 123 in 1998 and 1997 are presented below.

The Company has two Stock Option Plans, the 1994 Stock Option Plan providing for the issuance of incentive stock options and non-qualified stock options to the Company's key employees and the 1998 Incentive Equity Plan. Under the two plans a maximum of 500,000 and 750,000 options to purchase shares, respectively, may be granted at prices not less than 100% of the fair market value at the date of grant. In addition, 200,000 Performance Units may be granted. These units will be converted to shares of common stock based on the achievement of certain performance criteria as determined by the Board of Directors. These grants (none of which have been issued) may be less than (at least 75% of market value), equal to or greater than the market value per share on the date of grant.

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

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996, is presented below:

                      1998                    1997             1996
              ------------------   --------------------- -------------------
                      WEIGHTED             WEIGHTED                WEIGHTED
                      AVERAGE              AVERAGE                 AVERAGE
              SHARES  EXERCISE             EXERCISE                EXERCISE
                       PRICE       SHARES   PRICE        SHARES    PRICE
              ------ ----------    ------- --------      ------    ---------
Outstanding
 at beginning
 of year      599,300    $3.82     363,300   $ 3.57       312,400  $  3.60
Granted at
 market       135,550    $3.57     215,000   $ 3.77            --  $     -
Granted ex-
 ceeding
 market       294,000    $3.92      65,000   $ 5.71       105,000  $  3.50
Exercised          --        -           -   $   --            --  $     -
Forfeited    (235,900)  ($4.21)    (44,000)  $(4.22)      (54,100) $  3.63

Outstanding
 at end of
 year         792,950    $3.73     599,300   $ 3.82       363,300  $  3.57

Options exer-
 cisable at
 Year-End     525,233    $3.68     214,834   $ 3.69       123,934  $  3.66

Options Avail-
 able for Future
 Grant        457,050      N/A     115,700      N/A       136,700      N/A


          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
          -------------------                           -------------------
                                WEIGHTED
                                AVERAGE       WEIGHTED               WEIGHTED
YEAR     RANGE OF     NUMBER    REMAINING     AVERAGE                AVERAGE
OPTIONS  EXERCISE     OUTSTAN-  CONTRACTUAL   EXERCISE   NUMBER      EXERCISE
GRANTED  PRICES       DING      LIFE          PRICE      EXERCISABLE PRICE
-------  --------     --------  -----------   --------   ----------- --------
 1993      $3.00        21,500     5 years      $3.00       21,500    $3.00
 1994      $5.25        15,900     6 years      $5.25       15,900    $5.25
 1995 $3.00 to $3.50   236,000     2 years      $3.46      236,000    $3.46
 1996      $3.50        55,000     3 years      $3.50       22,000    $3.50
 1997 $3.50 to $5.77   100,000   3.7 years      $4.26       27,333    $4.30
 1998 $3.06 to $5.50   364,550   3.8 years      $3.78      202,500    $3.84
         --------      -------   ---------     -------    ---------   -----
       $3.00 to $5.77  792,950   3.3 years      $3.73      525,233    $3.68

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996, would have been reduced to the pro forma amounts indicated below:

                          (Dollars in thousands except per share information)
                                        1998         1997         1996

Net Income:          As reported       $1,168       $  601      $  462
                     Pro Forma         $1,010       $  408      $  368

Earnings per share:  Basic
                     As reported       $  .31       $  .16      $  .15
                     Pro Forma         $  .27       $  .11      $  .12

                     Diluted
                     As reported       $  .31       $  .16      $  .14
                     Pro Forma         $  .27       $  .11      $  .11

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; an expected lives of
3.49 years for 1998, 2.96 for 1997 and 5 for 1996; expected volatility of 63%, 60% and 95% for 1998, 1997 and 1996, respectively; and a risk free rate of return of 5.29, 5.87 and 6.40 percent, respectively. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $1.64, $1.78 and $2.54 respectively.

In November 1995, Meteor granted an option to a consultant to purchase a total of 100,000 shares of Meteor's Common Stock. This option was exercisable at $2.50 per share, but expired unexercised on January 31, 1997.

NOTE 17 - SHAREHOLDERS' EQUITY

REDEEMABLE WARRANTS

In June 1997 the Company sold redeemable warrants to purchase up to 690,000 shares of Common Stock as part of a public offering. The warrants are exercisable until June 3, 1999, at $7.15.

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

The Redeemable Warrants have been issued pursuant to a Warrant Agreement between the Company and the Warrant Agent. The Company has authorized and reserved for issuance the shares of Common Stock issuable upon exercise of the Redeemable Warrants. When delivered, all shares of Common Stock issued upon exercise of the Redeemable Warrants will be duly and validly authorized and issued, fully paid and nonassessable, and no preemptive rights or rights of first refusal will exist with respect hereto. In 1998, the Company issued a total of 560,000 warrants in exchange for services by non-employees and non-affiliates. The average exercise price of these warrants is $3.67 per share. In May 1999, 75,000 of these warrants expire, 135,000 expire December 1999 and 350,000 are to expire in April 2003. The 135,000 options were obtained by two consultants in exchange for 85,000 options issued in 1997. Currently, 210,000 are exercisable. The holders of the other 350,000 warrants were notified in 1998 that such warrants are deemed void by the Company.

In November of 1998, the Company agreed to issue 25,000 warrants per quarter, exercisable at $4.38 per share and expiring three years from their issuance. Such warrants continue to be earned during the period of the consulting arrangement, but can be canceled by either party upon 15 days notice.

PRIOR UNDERWRITING WARRANTS

In connection with the Company's initial public offering, the Company issued to the managing underwriter 17,000 warrants to purchase shares of Common Stock at $1.00 per share. 10,000 warrants have been exercised and 7,000 remain outstanding. The warrants are exercisable until January 13, 1999.

PRIVATE PLACEMENT WARRANTS

In February and March 1997, the Company sold warrants to purchase up to 130,000 shares of Common Stock as part of a private placement. These warrants are exercisable at $5.00 per share during the period from March 28, 1998 to March 27, 1999.

TREASURY STOCK

The Company began in November 1997 acquiring shares of its common stock in connection with stock repurchase programs. The programs authorize the Company to purchase up to $2,700,000 in common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 19,000 shares of common stock in 1997 at an aggregate cost of $89,000 and 698,000 shares of common stock in 1998 at an aggregate cost of $2,600,000. Of the shares purchased in 1998, 533,000 shares were purchased from a Director at a cost of $2,000,000 million. As of December 31, 1998, 585,000 shares were retired at a cost of $2,200,000.

NOTE 18 - BUSINESS SEGMENTS

The Company adopted Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure About Segments of an Enterprise and Related Information," in 1998. The Company operates in six business segments: gasoline, diesel, propane, grease and lubes, convenience store items and other products (anti-freeze, chemicals, food grade oils, services, hardware and miscellaneous items). Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. Two of the most significant factors used in evaluating the operating performance are: revenue and gross profit before depreciation as presented below:

                                            Year ended December 31,
                                         1998         1997        1996
Net sales
  Gasoline                            $ 28,175    $  30,471     $  30,650
  Diesel                                56,704       35,124        14,162
  Propane                                3,848        3,937         4,426
  Greases and lubes                     15,495        6,865         2,458
  Convenience store items                5,672        5,338         4,921
  Other                                  8,468        6,704         3,367

  Total net sales                     $118,362     $ 88,439      $ 59,984

Gross profit, before depreciation
  Gasoline                            $  4,319     $  3,561      $  3,601
  Diesel                                 6,181        2,999           995
  Propane                                1,414          917           855
  Greases and lubes                      2,333          846           535
  Convenience store items                1,547        1,510         1,529
  Other                                  5,010        3,167         2,825

  Total gross profit                  $ 20,804     $ 13,000      $ 10,340

Reconciliation to net income:
  Selling, general and administrative $ 16,369     $ 10,858      $  8,269
  Depreciation and amortization          1,536          956           850

  Income from operations                 2,899        1,186         1,221

  Other income (expense)                  (348)         397           (78)
  Income tax expense                       939          583           395
  Minority interest                        444          399           286

  Net income                          $  1,168     $    601      $    462

The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 19 - QUARTERLY INFORMATION (UNAUDITED)

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                         (Dollars in Thousands except per share)

 1998              Total       Fourth      Third        Second      First
-------------  -----------  ----------- -----------  ----------- -----------
Sales          $ 118,362    $  30,496   $  31,467    $  29,575   $  26,824
Gross profit   $  20,804    $   5,773   $   5,545    $   4,747   $   4,739
Income before
 income taxes
 and minority
 interest      $   2,551    $     514   $     790    $     639   $     608
Net income     $   1,168    $     213   $     389    $     293   $     273
Net income
 per share
 Basic         $     .31    $     .06   $    0.11    $    0.07   $    0.07
 Diluted       $     .31    $     .06   $    0.11    $    0.07   $    0.07


 1997              Total       Fourth      Third        Second      First
-------------  -----------  ----------- -----------  ----------- -----------
Sales          $  88,439    $  32,998   $  27,281    $  14,308   $  13,852
Gross profit   $  13,000    $   4,617   $   3,829    $   2,330   $   2,224
Income before
 income taxes
 and minority
 interest      $   1,583    $     482   $     416    $      168  $     517
Net income     $     601    $     229   $     155    $        2  $     215
Net income
 per share
 Basic         $    0.16    $    0.06   $    0.04    $        -  $    0.06
 Diluted       $    0.16    $    0.06   $    0.04    $        -  $    0.06

                      REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors
 of Meteor Industries, Inc.:


Our audits of the consolidated financial statements referred to in our report dated March 30, 1999 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in the index in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Denver, Colorado
March 30, 1999

                                SCHEDULE 2


                      VALUATION AND QUALIFYING ACCOUNTS
                           (Dollars in Thousands)

                                           Additions
                     Balance                Charged               Balance
                     beginning    Charged   to other              end
Description          of the year  to costs  accounts  Deductions  of year
-----------          -----------  --------  --------  ----------  --------
                               1998
                               ----

Inventory reserve      $   38      $   27    $   -0-     $ (24)    $   41
Bad debt reserve -
 Accounts receivable   $  455      $   40    $    11(a)  $(305)    $  201
Bad debt reserve -
 Notes receivable      $  101      $   85    $   -0-     $ (19)    $  167

                               1997
                               ----

Inventory reserve      $    8      $   30    $   -0-     $ -0-     $   38
Bad debt reserve -
 Accounts receivable   $  242      $  221    $    52(b)  $ (60)    $  455
Bad debt reserve -
 Notes receivable      $  -0-      $   23    $    78(c)  $ -0-     $  101

                               1996
                               ----

Inventory reserve      $   15      $  -0-    $   -0-    $  (7)     $    8
Bad debt reserve -
 Accounts receivable   $  207      $   57    $   -0-    $ (22)     $  242
Bad debt reserve -
 Notes receivable      $  -0-      $  -0-    $   -0-    $ -0-      $  -0-


(a)   Acquisition of Tri-Valley Gas Company

(b)   Acquisition of Fleischli Oil Company, Inc.

(c)   Reclassification

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.


Dated: March 30, 1999               By:/s/ Edward J. Names
                                       Edward J. Names, President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


Dated:  March 30, 1999               By: /s/ Ilyas Chaudhary
                                        Ilyas Chaudhary, Director


Dated:  March 30, 1999               By: /s/ Edward J. Names
                                        Edward J. Names, President, Chief
                                        Executive Officer and Director


Dated:  March 30, 1999               By: /s/ Dennis R. Staal
                                         Dennis R. Staal, Chief Financial
                                         Officer (Principal Financial
                                         and Accounting Officer) and
                                         Director

Dated:  March 30, 1999               By: /s/ Irwin Kaufman
                                         Irwin Kaufman, Director


Dated:  March 30, 1999               By: /s/ Richard E. Dana
                                        Richard E. Dana, Director