Form 10-K/A
period 1998-12-31
METEOR INDUSTRIES INC
filed 1999-04-30
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A
                               AMENDMENT NO. 1


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

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

At March 30, 1999, 3,555,792 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $5,676,000.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

         Name          Age               Positions and Offices Held
   ---------------     ---    ----------------------------------------------
   Edward J. Names      47    President, Chief Executive Officer and
                              Director

   Dennis R. Staal      50    Chief Financial Officer and Director

   Richard E. Kisser    44    Secretary/Treasurer, Vice President, Accounting
                              and Finance

   Ilyas Chaudhary      51    Director

   Irwin Kaufman        62    Director

   Richard E. Dana      55    Director

   Paul W. Greaves      46    President of Subsidiaries

   Robert K. Jensen     42    President of a Subsidiary

There is no family relationship between any Director or Executive Officer of the Company.

Capco Acquisub, Inc. has the right to appoint two Directors, however only one, Ilyas Chaudhary, is currently representing Capco Acquisub, Inc.

On September 10, 1998 a special meeting of the Board of Directors was held. Rafiq Sayed resigned as a Director and Richard E. Dana was appointed to fill the vacant Director's position.

On November 10, 1998 an Annual Meeting of the Board of Directors was held. A compensation committee was established and Irwin Kaufman, Richard Dana and Dennis Staal were appointed to the committee. Also established was an Audit Committee. Irwin Kaufman, Richard Dana and Edward Names were appointed to the audit committee. Since November 10, 1998, the Compensation Committee has met one time and the audit committee has not met as of the date of this filing.

Set forth below are the names of all Directors and Executive Officers of the Company and its major subsidiaries, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

EDWARD J. NAMES - President, Chief Executive Officer and Director. Mr. Names has been President and a Director of Meteor since it was incorporated in 1993. Mr. Names has extensive experience in mergers and asset acquisitions as well as small business matters such as business planning, financing, management and contract negotiation. Mr. Names was President of Alfa Resources, Inc. and its subsidiaries from 1983 to 1995. Mr. Names resigned as President of Alfa Resources, Inc. as of the closing of the CRI acquisition and resigned as a director in 1997. In 1987, Mr. Names became Special Counsel to the law firm of Wills and Sawyer, P.C., Denver, Colorado, and maintained that relationship until December 1992. Mr. Names was associated with the firm of Nelson & Harding, Denver, Colorado, from 1980 to 1981, and the law firm of Schmidt, Elrod & Wills, Denver, Colorado, where he practiced corporate and securities law and became a Partner in October 1982. Mr. Names received a Bachelor of Arts Degree in Economics from the University of Colorado in 1973, and a Juris Doctorate from the University of Denver College of Law in 1980. He devotes his full time to the business of the Company and its subsidiaries.

DENNIS R. STAAL - Chief Financial Officer and Director. Mr. Staal has been a Director and Chief Financial Officer of the Company since July 1993 and was Secretary/Treasurer from July, 1993 to March 1999. He also serves as a director of some of the Company's subsidiaries. Mr. Staal is a graduate of the University of Nebraska, where he received a Bachelor of Science degree in Business Administration in 1970. From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and President of Saba Petroleum Company. Mr. Staal is currently a director and Treasurer of Alfa Resources, Inc. As of April 1, 1999, Mr. Staal reduced the amount of time he devotes to the business of the Company from 80% to approximately 50%.

RICHARD E. KISSER, Secretary/Treasurer and Vice President, Accounting and Finance. Mr. Kisser was hired in June 1998 and was appointed by the Board of Directors as the Vice President, Accounting and Finance in August 1998. On March 1, 1999 Mr. Kisser was appointed as Secretary/Treasurer for the Company by the Board of Directors. Mr. Kisser graduated from Central Michigan University, where he received a Bachelor of Science degree in Accounting and Business Management in 1978. From 1978 through 1981, he was an In-Charge Staff Accountant with Pricewaterhouse LLP. From 1981 through 1997, Mr. Kisser was employed by Total Petroleum, Inc. He started as Assistant Manager of Corporate Accounting in 1981. In 1983 he was appointed Manager of Crude Oil of Accounting and held that position until 1988. In 1988 he was promoted to Manager of Financial Services and held that position until 1989 when he became Manager of Crude Oil and Products Accounting. He held that position until 1990 when he was promoted to Director of Internal Audit.

ILYAS CHAUDHARY - Director. Mr. Chaudhary has been a Director of the Company since November 1995. He has also been an officer and director of Capco Resources, Inc. ("CRI"), which became been a wholly-owned subsidiary of the Company, in October 1993. He was an officer and a director of Saba Petroleum Company, (now Greka Energy Corporation) a publicly held oil and gas company
from 1985 until 1998.   Mr. Chaudhary is a director and controlling
shareholder of Capco Resources Ltd.,an Alberta Stock Exchange listed company and also Meteor's largest shareholder. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

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

RICHARD E. DANA - Mr. Dana has been a director of the Company since September 1998. Mr. Dana is a business manager with experience covering thirty years, the last 26 years of which were in the petroleum industry in both the upstream (oil and gas exploration and production)and the downstream (refining and marketing) sectors. From 1971 until 1998 Mr. Dana was employed by Total Petroleum Ltd starting as a Controller in 1971, then as Treasurer in 1980 and became a Senior Vice President and Chief Financial Officer in 1989.

PAUL W. GREAVES - President and Chief Executive Officer of the subsidiaries and General Manager of Operations for the Company. Mr. Greaves has been the President and Chief Executive Officer of the following subsidiaries: Meteor Marketing, Inc. (formerly Pyramid Stores, Inc.) and its subsidiaries, Graves Oil & Butane Co., Inc. and Meteor Stores, Inc. (formerly Hillger Oil Company) since in April, 1996. Mr. Greaves has been Chief Executive Officer of Fleischli Oil Company, Inc. since August, 1997. Prior to working for the Company, Mr. Greaves held the position of Regional Manager, Rocky Mountain Region, for Propane Continental of Overland Park, Kansas, from April 1994 to April 1996. From 1989 until 1994, Mr. Greaves was Director of Business Development for the Wescourt Group of Denver, Colorado, a petroleum marketing and distribution holding company. Mr. Greaves devotes his full time to the business of the Company and its subsidiaries described above.

ROBERT JENSEN - President of Fleischli Oil Company, Inc. (a subsidiary of Meteor)and General Manager of the Company's commercial division. Mr. Jensen started with Fleischli in the early 1970's has held several management and non-management positions including warehouse/delivery person, assistant manager of several retail gasoline stations and regional sales representative. Mr. Jensen became President of Fleischli in 1993. Mr. Jensen graduated from the University of Wyoming in 1981. He is involved in numerous industry organizations having earned Salesman of the Year awards from both the Wyoming Contractors Associations and the Wyoming Mining Association. Mr. Jensen is a board member of the Wyoming Chapter of the National Multiple Sclerosis Society, Cheyenne LEADS economic development group and Chairman of the Cheyenne, Laramie County Economic Development Joint Powers Board and member of the U.S. Chamber of Commerce.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following information regarding the executive compensation for the Company's Chief Executive Officer and President for the fiscal years ended December 31, 1998, 1997, and 1996. No other Executive Officer received salary and bonus in excess of $100,000 during such periods.

                               SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                                              ----------------------------
                      Annual Compensation          Awards        Payouts
                   -------------------------  ----------------- ----------
                                                        Securi-
                                                        ties
                                                        Under-
                                      Other   Re-       lying               All
                                      Annual  stricted  Options/            Other
Name and Principal                    Compen- Stock     SARs     LTIP       Compen-
    Position      Year  Salary  Bonus sation  Award(s) (Number)  Payouts    sation
----------------- ---- -------- ----- ------ --------- -------   ---------  ------
Edward J. Names   1998 $105,000  --   $8,078*    --     36,910        --       --
 President and    1997 $105,000  --   $5,500*    --         --        --       --
Chief Executive   1996 $101,250  --   $5,040*    --         --        --       --
 Officer

___________________

* Represents premiums paid on health insurance policies and the use of a Company vehicle.

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                 INDIVIDUAL GRANTS

                                                                  Potential
                                                                  Realizable
                               Percent                            Value at Assumed
                 Number of     Of Total                           Annual Rates
                 Securities    Options/SARs  Exercise             Of Stock Price
                 Underlying    Granted To    Or Base              Appreciation
                 Options/SARs  Employees In  Price    Expiration  For Option Term
Name             Granted (#)   Fiscal Year   ($/Sh)   Date        5%($)    10%($)
---------------  ------------  ------------  -------- ----------  ------   -------

Edward J. Names    10,000        5.0%        $3.0625    5/29/03   $ 8,461  $18,697
                   26,910       13.4%        $3.375    11/11/03   $25,080  $55,435


                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                        Securities
                                        Underlying         Value of Unexer-
                    Shares              Unexercised        cised in-the
                    Acquired            Options SARs       Money Options/
                    On                  At FY-end          SARs AT FY-end
                    Exercise  Value     Exercisable/       Exercisable/
      Name          (Number)  Realized  Unexercisable      Unexercisable
----------------   ---------  --------  -------------      ----------------
Edward J. Names         -0-       -0-   110,000/26,910        $-0-/$-0-


EMPLOYMENT ARRANGEMENTS

EDWARD J. NAMES, President of the Company, entered into a five-year employment agreement with the Company which became effective in January 1994, which provides that Mr. Names is required to devote substantially full time to the business of the Company. The agreement was amended in January 1999 to provide for an annual salary of $125,000 plus an annual bonus based upon the financial performance of the Company. Pursuant to his employment agreement, Mr. Names is allowed to devote up to 10 hours per month to other business operations including his duties as a director or officer in other companies. Absent notice to the contrary from the Company or Mr. Names, the five-year term of the employment agreement renews automatically each year and such agreement has been renewed each year. The Company can terminate his employment, however, at any time without cause and be obligated only for two years salary. The employment agreement includes a covenant not to compete which is effective for one year after termination of employment.

DENNIS R. STAAL, Director of the Company has a three year consulting agreement which provides for a fee of $400.00 per day for services as well as restricted stock bonuses as approved by the Company's compensation committee. He devotes approximately 50% of his time to the business of the Company and its subsidiaries. The Company may terminate Mr. Staal's consulting agreement at any time and be obligated for a maximum payment of approximately $50,000. The agreement includes a covenant not to compete for nine months after termination if Mr. Staal terminates the contract.

PAUL W. GREAVES entered into a three year employment agreement with the Company's subsidiary, Meteor Marketing, Inc. which became effective in January of 1999. Mr. Greaves is required to devote full time to the business of the Company. The agreement calls for a base salary of $90,000 per year plus an annual bonus based upon improved financial performance of Meteor and its subsidiaries. The Company may terminate Mr. Greaves's employment at any time, without cause and be obligated for twelve months base salary and accrued but unpaid bonuses. The employment agreement includes a covenant not to compete which is effective for six months after termination of employment.

ROBERT K. JENSEN, President of one of the Company's subsidiaries, entered into an eighteen month agreement in August 1997 which was amended in January 199 to a three year employment agreement. The amended agreement provides for an annual salary of $79,000 plus an annual bonus based upon improved financial performance of the Company and certain of its subsidiaries. The Company may terminate Mr. Jensen's employment at any time, without cause and be obligated for twelve months base salary and accrued but unpaid bonuses. The employment agreement includes a covenant not to compete which is effective for six months after termination of employment.

STOCK OPTION PLAN

A stock option plan providing for the issuance of incentive stock options and non-qualified stock options to Meteor's employees was approved by Meteor's shareholders on April 15, 1993. Pursuant to the Plan, 500,000 shares of Meteor's $.001 par value Common Stock have been reserved for issuance. As of March 31, 1999, and after reducing the number of expired options, 418,000 options were issued and outstanding under the Plan.

In March 1998 Meteor granted 5,000 options each to Irwin Kaufman and Rafiq Sayed, Directors of the Company. One half of such options vest immediately and one half vest in March of 1999. The exercise price is $4.25 per share. Also in March, Meteor issued a total of 33,500 options to certain employees of the Company. Such options vest over five years and expire in March 2008.

In May of 1998 Meteor granted 10,000 options each to Edward Names, Dennis Staal and Paul Greaves for personally guaranteeing a subsidiary note. These options vest immediately, the exercise price is $3.06 and expire in 2003.

In June of 1998 Meteor granted 10,000 options to Richard Kisser, Vice-President, Accounting and Finance. These options vest over three years and expire in June 2001. The exercise price is $3.75.

In September 1998, Meteor granted 15,000 options to Richard Dana, Director. These options vest over three years and the exercise price is $4.125.

INCENTIVE EQUITY PLAN

The Board of Directors adopted the 1998 Incentive Equity Plan of the Company (the "Incentive Plan") on November 10, 1998, which was approved by the Stockholders at the Special Meeting of Shareholders held on the same day.

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

In November of 1998 Meteor issued a total of 95,500 options to certain employees of the Company as part of the Company 1998 bonus plan. The exercise
price is $3.375 and the options will vest on November 9, 1999.   These options
expire November 9, 2003.

In January of 1999 Richard Kisser was granted an additional incentive stock option to purchase 10,000 shares at the exercise price of $3.00 per share. These options were issued per his employment agreement and the options will vest over a three period.

As of March 31, 1999, 355,500 options were issued and outstanding under the Incentive Plan.

DIRECTOR COMPENSATION

Outside Directors of the Company receive fees of $250 per meeting for telephone meeting and $750 per meeting for attendance at a meeting in person. Each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company. In addition, the Company issues options to its Directors as determined by the Board. In January of 1999 Meteor issued to all five directors 50,000 options each at the exercise price of $3.75. These options are non-qualified options granted pursuant to the Company's Incentive Equity Plan and vested immediately but become exercisable ratably over five years.

In addition to his earned regular compensation as a Director, Irwin Kaufman received 27,500 additional options in March 1998 for outside consulting services. These options were granted under the Company's Stock Option Plan at an exercise price of $4.25 per share. These options expire in March 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 1999, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


    NAME AND ADDRESS            AMOUNT OF BENEFICIAL    PERCENTAGE
   OF BENEFICIAL OWNER              OWNERSHIP            OF CLASS

Capco Resources Ltd.               1,243,350               31.7%
#950, 444 - 5th Avenue, S.W.
Calgary, Alberta
Canada TOP 2T8

Edward J. Names                      427,640(1)            10.9%
216 - 16th Street, Suite 730
Denver, CO 80202

Ilyas Chaudhary                    1,353,350(2)            34.5%
#950, 444 - 5th Avenue, SW
Calgary, Alberta
Canada TOP 2T8

Dennis R. Staal                      140,932(3)             3.6%
216 - 16th Street, Suite 730
Denver, CO  80202

Irwin Kaufman                         58,600(4)             1.5%
8224 Paseo Vista Drive
Las Vegas, NV 89128

Richard Dana                          15,000(5)             .04%
128 Ash Street
Denver, CO 80220

The Estate of Theron J. Graves     1,002,915(6)           22.0%
761 South Miller
Farmington, NM  87499

All Executive Officers and         2,051,062(7)(8)         51.7%
Directors as a Group
(8 Persons)
__________________

(1) Represents 40,240 shares held directly by Mr. Names, 265,000 shares held by NFF, Ltd., a limited partnership of which he served as general partner; 2,400 shares held by his wife of which he disclaims beneficial ownership, and 120,000 shares underlying stock options exercisable within 60 days by Mr. Names. Of the shares held by NFF, Ltd.

(2) Includes shares of the Company held by Capco Resources Ltd. of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and bene-ficially owns over 50% of its outstanding stock and 110,000 shares underlying stock options exercisable within 60 days by Mr. Chaudhary.

(3) Includes 5,400 shares held by Mr. Staal; 71,500 shares held by PAMDEN, Ltd., a limited partnership of which Mr. Staal is general partner; 8,432 shares held by Mystique Resources Company which is wholly owned by PAMDEN, Ltd.; 600 shares held by an IRA and 55,000 shares underlying stock options exercisable within 60 days by Mr. Staal.

(4) Consists of 45,500 shares underlying stock options and warrants exercis-able within 60 days by Mr. Kaufman and 13,600 shares owned by Mr. Kaufman directly.

(5) Consists of 15,000 shares underlying stock options exercisable within 60 days by Mr. Dana.

(6) Represents shares of the Company's Common Stock which the estate of Mr. Graves presently has the right to acquire upon the exchange of shares of Graves Preferred Stock. The percentage calculation is based on actual shares outstanding at March 31, 1999.

(7) Includes 8,985 shares held directly and 40,000 shares underlying stock options exercisable within 60 days held by Paul W. Greaves, who is President and Chief Executive Officer of certain of the Company's subsidiaries.

(8) Includes 4,190 shares held directly and 2,365 shares underlying stock options exercisable within 60 days by Robert Jensen, who is President of Fleischli Oil Company, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

The Company leases certain real estate from the preferred stockholder of a subsidiary. For the year ended December 31, 1998, rents paid were $60,000.

The Company leases rolling stock from various related parties under capital lease agreements. The total obligation paid under these agreements for the year ended December 31, 1998 was $69,000.

The Company sells its product to entities controlled by Gus Fleischli, a Director of one of the Company's subsidiaries. During the year ended December 31, 1998, revenues reported amounted to $66,000.

In June of 1998, the Company repurchased 533,000 shares of its outstanding common stock for $2,000,000 from Capco Resources, Ltd. Capco Resources, Ltd. is the Company's largest shareholder, and Ilyas Chaudhary, a Director of the Company, is a director and controlling shareholder of Capco Resources, Ltd.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following statements have previously been filed as part of this
Report:

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


21       Subsidiaries of the          Previously filed
         Registrant

27.1 Financial Data Schedule for Previously filed fiscal year ending
         December 31, 1998

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.



Dated: April 30, 1999               By:/s/ Edward J. Names
                                       Edward J. Names, President