Form 10-Q
period 1999-03-31
METEOR INDUSTRIES INC
filed 1999-05-20
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the Year ended March 31, 1999


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



                                 (303)572-1135
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

There were 3,555,792 shares of the Registrant's $.001 par value common stock outstanding as of May 17, 1999.

Item 1: FINANCIAL STATEMENTS

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                   ASSETS
                           (Dollars in Thousands)


                                                March 31,       December 31,
                                                  1999             1998

CURRENT ASSETS
  Cash                                          $    633          $   380
  Restricted cash                                  1,668            1,222
  Accounts receivable-trade, net of allowance
   of $200 and $201, respectively                 10,398            9,447
  Accounts receivable, related party                  70              182
  Notes receivable, net                              106              106
  Inventory                                        3,946            3,974
  Deferred tax asset                                 283              283
  Other current assets                               331              502

         Total current assets                     17,435           16,096

Property, plant and equipment, net                19,354           19,235

Other assets
  Notes receivable, net                              152              181
  Investments in closely held businesses           1,450            1,444
  Intangibles, net                                 2,019            2,068
  Other assets                                       320              366

          Total other assets                       3,941            4,059

               TOTAL ASSETS                      $40,730          $39,390











                            Continued on next page

                           METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
                                (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                              March 31,        December 31,
                                                 1999              1998

CURRENT LIABILITIES
 Accounts payable, trade                        $ 7,602          $ 5,556
 Accounts payable, related party                     21              109
 Book overdraft                                   1,370            1,453
 Current portion, long-term debt                  1,525            1,544
 Accrued expenses                                 1,117            1,313
 Taxes payable                                      849              837
 Income taxes payable                               470              527
 Revolving credit facility                        4,911            5,167

     Total current liabilities                   17,865           16,506

Long-term debt                                    5,967            6,390
Deferred tax liability                            3,686            3,686
Minority interest in subsidiaries                 5,075            4,952

     Total liabilities                           32,593           31,534

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,555,792 and
  3,555,792 shares issued and
  outstanding, respectively                           4                4
 Paid-in capital                                  4,116            4,116
 Treasury stock, at cost, 132,098 and
  132,098 shares held respectively                 (489)            (489)
 Retained earnings                                4,506            4,225

      Total shareholders' equity                  8,137            7,856

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $40,730          $39,390


The accompanying notes are an integral part of the financial statements.

                               METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                              March 31,        March 31,
                                                1999             1998

Net sales                                     $27,150          $26,824
Cost of sales                                  21,707           22,085

   Gross profit                                 5,443            4,739

Selling, general and administrative
   expenses                                     4,194            3,685
 Depreciation and amortization                    480              304

   Total expenses                               4,674            3,989

Income from operations                            769              750

Other income and (expenses)
  Interest income                                  38               44
  Interest expense                               (311)            (188)
  Other                                           140               --
  Gain on sale of assets                            3                2

  Total other income and (expenses)              (130)            (142)

Income before income taxes and
  minority interest                               639              608
Income tax expense                                235              224
Minority interest                                 123              111

   Net Income                                 $   281          $   273

Earnings per share:
Basic                                         $   .08          $   .07
Diluted                                       $   .08          $   .07

Weighted average common share
 and common share equivalents:
 Basic                                      3,423,694        4,130,228
 Diluted                                    3,428,361        4,135,579



  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                         Additional
                    Common      Stock     Paid-In      Retained     Treasury
                    Shares      Amount    Capital      Earnings      Stock       Total



Balance - December
 31, 1998           3,555,792  $   4      $4,116        $4,225      $  (489)     $7,856

  Net income               --     --          --           281           --         281


Balance - March
 31, 1999           3,555,792  $   4      $4,116        $4,506      $  (489)     $8,137




























   The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)
                           (Dollars in Thousands)


                                                    1999            1998

Cash flows from operating activities:
 Net income                                         $   281       $   273
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                          480           304
 Gain on disposal of property,
   plant & equipment                                     (3)           (2)
 Deferred income taxes                                   --           108
 Minority interest                                      123           111
 Change in assets and liabilities:
  Decrease (increase) in:
   Accounts receivable, net                            (839)        2,285
   Inventories                                           28           556
   Other current assets                                 171          (118)
   Other assets                                          54           (73)
  Increase (decrease) in:
   Accounts payable                                   1,958          (360)
   Accrued liabilities                                 (196)         (213)
   Taxes payable                                        (45)         (421)

  Net cash provided by operating
   activities                                         2,012         2,450

Cash flows from investing activities:
  Cash proceeds from sale of property,
   plant and equipment                                   27             2
  Purchases of property, plant and equipment           (582)         (181)
  Investment in closely held business                    (6)          (21)
  Note receivable payments (loans)                       29           (52)

  Net cash used in investing activities                (532)         (252)




                           Continued on next page

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)
                           (Dollars in Thousands)
                                 (Continued)


                                                    1999            1998

Cash flows from financing activities:
  Payments on revolving credit facilities, net    $   (256)       $(1,844)
  Increase in book overdraft                           (83)          (328)
  Payments on long-term debt                          (442)          (174)
  Purchase of treasury stock                            --            (43)
  Restricted cash                                     (446)           412

Net cash used by financing activities               (1,227)        (1,976)

Net increase in cash and equivalents                   253            223

Cash and equivalents, beginning of
   period                                              380            226

Cash and equivalents, end of period                $   633        $   448

SUPPLEMENTAL DISCLOSURES

Other operating cash flow information:
Cash paid for taxes                                $   259        $   645
Cash paid for interest                             $   290        $   188
















  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1  -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Meteor Industries, Inc. ("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. In October 1995, Meteor formed Meteor Marketing, Inc. ("Meteor Marketing"), a Colorado corporation, as a wholly owned subsidiary to hold the stock of its petroleum marketing and distribution subsidiaries and to operate the companies. The significant subsidiaries included in Meteor Marketing are:
Graves Oil & Butane Co., Inc. ("Graves"), Fleischli Oil Company, Inc. ("Fleischli"), and Tri-Valley Gas Co. ("Tri-Valley"). In addition, Meteor owns Meteor Stores, Inc. ("MSI"), Meteor Holdings LLC ("MHL") and Innovative Solutions and Technologies, Inc. ("IST").

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence.

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

EARNINGS PER SHARE - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,947,933 and 1,211,634 for the quarters ended March 31, 1999 and 1998 respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,014,635 and 1,101,634 for the three months ended March 31, 1999, and 1998, respectively, are omitted as they are antidilutive.

                                                     1999         1998
                                                     ----         ----
Denominator:
 Average common shares outstanding                 3,423,694   4,130,228
 Average dilutive stock options and warrants           4,667       5,351

    Diluted shares                                 3,428,361   4,135,579

INTERIM FINANCIAL INFORMATION - These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1998, filed with the Company's Form 10-K.

NOTE 2 - CONTINGENCIES

The Company has in escrow at March 31, 1999, 150,000 shares in a Canadian corporation related to the sale of a subsidiary in 1995. The shares are subject to reduction depending on various factors related to the sale of the subsidiary. The Company recognized other income for the three months ended March 31, 1999, of $140,000 related to cash from the sale of shares released from escrow.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

NOTE 3 - BUSINESS SEGMENTS

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

                                          Three months ended March 31,
                                               1999         1998
Net sales
  Gasoline                                   $  5,550    $  6,071
  Diesel                                       12,733      12,571
  Propane                                       1,585       1,229
  Greases and lubes                             4,690       4,444
  Convenience store items                       1,303       1,237
  Other items                                   1,289       1,272

  Total net sales                            $ 27,150    $ 26,824

Gross profit, before depreciation
  Gasoline                                   $    778    $  1,044
  Diesel                                        1,803       1,240
  Propane                                         710         338
  Greases and lubes                               982         966
  Convenience store items                         313         313
  Other items                                     857         838

  Total gross profit                         $  5,443    $  4,739

Reconciliation to net income:
  Selling, general and administrative        $  4,194    $  3,685
  Depreciation and amortization                   480         304
  Income from operations                          769         750

  Other income (expense)                         (130)       (142)
  Income tax expense                              235         224
  Minority interest                               123         111

  Net income                                 $    281    $    273

The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 4 - SUBSEQUENT EVENTS

On May 1, 1999, the Company completed its acquisition of certain assets of privately held Carroll Oil Company for approximately $1.1 million in cash. The acquisition was financed through cash and short and long-term debt.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

INTRODUCTION

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

RESULTS OF OPERATIONS

The Company's sales for the three months ended March 31, 1999, of $27.2 million compared to $26.8 million for the three months ended March 31, 1998, an increase of $.4 million(1%). The increase is primarily attributable to the Company's acquisitions of Tri-Valley in May 1998 and R & R's assets in November 1998, and partially offset by lower product prices during the current period resulting in lower net sales.

Gross profit for the three months ended March 31, 1999 and 1998 was $5.4 million and $4.7 million respectively, an increase of $.7 million (15%). The increase is primarily attributable to acquisitions and an increase in diesel and propane margins, offset by a decrease in retail margins. Retail margins are dictated by competition in a given area and the Company has no control over such margins.

Gasoline Segment

Gasoline volumes increased to 10.6 million gallons for the three months ended March 31, 1999 from 9.6 million gallons for the same period in 1998, primarily due to acquisitions. Gasoline sales decreased to $5.6 million in 1999 from $6.0 million in 1998, due to lower product prices. Gross profit decreased to $.8 million in 1999 from $1.0 million in 1998. Gross profit per gallon of gasoline sold decreased to $.07 in 1999 from $.10 in 1998, primarily due to depressed street prices in certain geographical locations.

Diesel Segment

Diesel volumes increased to 24.3 million gallons for the three months ended March 31, 1999 from 20.4 million in 1998. Diesel sales increased to $12.7 million in 1999 from $12.6 million in 1998, primarily due to acquisitions and the addition of new customers. Gross profits increased to $1.8 million in 1999 from $1.2 million in 1998. Gross profit per gallon of diesel sold increased to $.07 in 1999 from $.06 in 1998, primarily due to improved margins in the current period.

Propane Segment

Propane volumes increased to 3.0 million gallons for the three months ended March 31, 1999 from 2.2 million gallons in 1998, primarily due to the acquisition of Tri-Valley. Propane sales increased to $1.6 million for the three months ended March 31, 1999, from 1.2 million in 1998. Gross profits increased to $.7 million for the three months ended March 31, 1999 from $.3 million in 1998. Gross profit per gallon of propane sold increased to $.23 for the three months ended March 31, 1999, compared to $.14 in 1998, primarily due to the addition of the Tri-Valley operations.

Greases and Lubes Segment

Grease and lube sales increased to $4.7 million for the three months ended March 31, 1999, compared to $4.4 million in 1998, primarily due to acquisitions and increased sales to mining companies. Gross profit was constant at $1.0 million for the three months ended March 31, 1999 and 1998.

Convenience Store Items Segment

Sales of convenience store items increased to $1.3 million for the three months ended March 31, 1999 from $1.2 million in 1998, primarily due to acquisitions. Gross profit was constant at $.3 million in 1999 and 1998.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, food grade oils and miscellaneous items, remained constant at $1.3 million for the three months ended March 31, 1999 and 1998. Gross profit was also constant in 1999 and 1998.

Expenses

Selling, general, and administrative expenses were $4.2 million for the three months ended March 31, 1999, compared to $3.7 million for the three months ended March 31, 1998, an increase of $.5 million (14%). The increase is primarily related to acquisitions.

Depreciation and amortization for the three months ended March 31, 1999, was $.5 million compared to $.3 million for the three months ended March 31, 1998. The increase in depreciation and amortization is primarily due to acquisitions and additional property, plant and equipment purchases.

Interest expense increased to $.3 million for the three months ended March 31, 1999, compared to $.2 million in 1998. This increase in interest expense is due to additional debt related to acquisitions.

Income Taxes

The provision for income taxes for the three months ended March 31, 1999, was $235,000 compared to $224,000 for the same period ended March, 1998. The increase is due to higher income.

Net Income

Net income for the three months ended March 31, 1999, was $281,000 compared to $273,000 for the three months ended March 31, 1998, due to the above described items.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility for $7 million. The credit line is subject to the borrowing base of the Company's subsidiaries, as defined. At March 31, 1999, the borrowing base was approximately $5.4 million and $4.9 million was borrowed against the facility which is recorded as a current liability. The Company was in default during the year on timely filing of financial information with the lender. The lender waived the default.

At March 31, 1999, the Company had a net working capital deficit of $.4 million, including cash and restrictive cash totaling $2.3 million. At December 31, 1998, cash and restrictive cash totaled $1.6 million.

Net cash provided by operating activities totaled $2.0 million for the three months ended March 31, 1999, compared to $2.4 million for the three months ended March 31, 1998. This decrease in cash provided by operating activities is principally related to changes in working capital items.

Net cash used by investing activities totaled $.5 million for the three months ended March 31, 1999, compared to cash used of $.3 million for the three months ended March 31, 1998. This increase in cash used by investing activities is principally related to the purchase of property, plant and equipment.

Net cash used by financing activities totaled $1.2 million for the three months ended March 31, 1999, compared to cash used of $2.0 million for the three months ended March 31, 1998. This decrease in cash used by financing activities primarily related to less payments made on the revolving credit facility.

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

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. For the three months ended March 31, 1999 and 1998, the Company expended $42,000 and $28,000, respectively, for site assessment and related cleanup costs. The Company has accrued $.2 million for environmental remediation which management believes is adequate to cover known remediation requirements.

YEAR 2000 COMPLIANCE

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

The new systems, which are expected to make approximately ninety-five percent of the company's business information systems Year 2000 compliant are scheduled to be fully implemented by the end of the second quarter in 1999. Implementation of the EDS programs is on schedule and approximately ninety-five percent complete. Remaining business software programs are expected to be made Year 2000 compliant through the Project.

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

The Company's Y2K readiness program is an ongoing process; the estimated completion dates and costs of the Y2K readiness program are subject to change.

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

                                    METEOR INDUSTRIES, INC.


                                    By /s/ Dennis R. Staal
                                       Dennis R. Staal, Chief Financial
                                        and Accounting Officer)
Dated: May 20, 1999

                                 EXHIBIT INDEX
EXHIBIT                                           METHOD OF FILING
-------                                     -----------------------------
  27.    FINANCIAL DATA SCHEDULE            Filed herewith electronically