Form 10-Q
period 1999-06-30
METEOR INDUSTRIES INC
filed 1999-08-16
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended June 30, 1999


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

                               YES [ X ]     NO [   ]

There were 3,555,792 shares of the Registrant's $.001 par value common stock outstanding as of August 16, 1999.

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)


                                                 June 30,     December 31,
                                                  1999           1998
                                               (Unaudited)
CURRENT ASSETS
  Cash                                          $    293       $    380
  Restricted cash                                  3,452          1,222
  Accounts receivable-trade, net of allowance
   of $203 and $201, respectively                 11,846          9,447
  Accounts receivable, related party                  38            182
  Notes receivable, net                              107            106
  Inventory                                        3,821          3,974
  Deferred tax asset                                 283            283
  Other current assets                               332            502

     Total current assets                         20,172         16,096

Property, plant and equipment, net                20,077         19,235

Other assets
  Notes receivable, net                              226            181
  Investments in closely held businesses           1,492          1,444
  Intangibles, net                                 2,444          2,068
  Other assets                                       289            366

     Total other assets                            4,451          4,059

          TOTAL ASSETS                          $ 44,700       $ 39,390











                                Continued on next page

                          METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                               June 30,        December 31,
                                                 1999              1998
                                             (Unaudited)

CURRENT LIABILITIES
 Accounts payable, trade                       $  8,940         $  5,556
 Accounts payable, related party                     21              109
 Book overdraft                                   2,188            1,453
 Current portion, long-term debt                  1,602            1,544
 Accrued expenses                                   817            1,313
 Taxes payable                                      698              837
 Income taxes payable                               134              527
 Revolving credit facility                        6,699            5,167

     Total current liabilities                   21,099           16,506

Long-term debt                                    6,306            6,390
Deferred tax liability                            3,686            3,686
Minority interest in subsidiaries                 5,241            4,952

     Total liabilities                           36,332           31,534

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,555,792 and
  3,555,792 shares issued and
  outstanding, respectively                           4               4
 Paid-in capital                                  4,116           4,116
 Treasury stock, at cost, 132,098 and
  132,098 shares held respectively                 (489)           (489)
 Retained earnings                                4,737           4,225

     Total shareholders' equity                   8,368           7,856

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $ 44,700        $ 39,390





   The accompanying notes are an integral part of the financial statements.

                               METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                               June 30,         June 30,
                                                1999             1998

Net sales                                      $ 36,965         $ 29,575
Cost of sales                                    31,066           24,828

   Gross profit                                   5,899            4,747

Selling, general and administrative
   expenses                                       4,570            3,660
 Depreciation and amortization                      529              344

   Total expenses                                 5,099            4,004

Income from operations                              800              743

Other income and (expenses)
  Interest income                                    54               40
  Interest expense                                 (297)            (144)
  Other                                               4               --
  Gain on sale of assets                             (2)              --

  Total other income and (expenses)                (241)            (104)

Income before income taxes and
  minority interest                                 559              639

Income tax expense                                  206              235

Minority interest                                   122              111

   Net Income                                  $    231         $    293

Earnings per share:
Basic                                          $    .07         $    .07
Diluted                                        $    .07         $    .07

Weighted average common share
 and common share equivalents:
 Basic                                        3,423,694        4,098,895
 Diluted                                      3,433,754        4,241,010



  The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                             June 30,           June 30,
                                               1999               1998

Net sales                                    $ 64,115          $ 56,400
Cost of sales                                  52,773            46,913

     Gross profit                              11,342             9,487

Selling, general and administrative
   expenses                                     8,764             7,345
 Depreciation and amortization                  1,009               648

     Total expenses                             9,773             7,993

Income from operations                          1,569             1,494

Other income and (expenses)
  Interest income                                  92                83
  Interest expense                               (608)             (332)
  Gain on sale of assets                            1                 2
  Other                                           144                --

     Total other income and (expenses)           (371)             (247)

Income before income taxes and
  minority interest                             1,198             1,247

Income tax expense                                441               459

Minority interest                                 245               222

   Net Income                                $    512          $    566

Earnings per share:
Basic                                        $    .15          $    .14
Diluted                                      $    .15          $    .13

Weighted average common share
 and common share equivalents:
 Basic                                      3,423,694         4,103,311
 Diluted                                    3,433,754         4,245,427



  The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                    Additional
                   Common   Stock   Paid-In    Retained   Treasury
                   Shares   Amount  Capital    Earnings    Stock     Total



Balance - December
 31, 1998         3,555,792  $ 4     $4,116     $4,225     $(489)   $7,856

   Net Income                                      512                 512

Balance - June
 30, 1999         3,555,792  $ 4     $4,116     $4,737     $(489)   $8,368



























   The accompanying notes are an integral part of the financial statement

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                (UNAUDITED)
                           (Dollars in Thousands)


                                                  June 30,        June 30,
                                                    1999            1998

Cash flows from operating activities:
 Net income                                      $    512        $    566
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                      1,009             648
 Gain on disposal of property,
   plant & equipment                                   (1)             (2)
 Deferred income taxes                                 --               1
 Minority interest                                    245             222
 Change in assets and liabilities:
  Decrease (increase) in:
   Accounts receivable, net                        (2,255)          2,424
   Inventories                                        153             300
   Other current assets                               170             (54)
   Other assets                                       (77)            (95)
  Increase (decrease) in:
   Accounts payable                                 3,296              62
   Accrued liabilities                               (496)           (123)
   Taxes payable                                     (532)            (96)

  Net cash provided by operating
   activities                                       2,024           3,853

Cash flows from investing activities:
  Cash proceeds from sale of property,
   plant and equipment                                 73               2
  Purchases of property, plant and equipment       (1,802)           (483)
  Non-compete agreement                               (80)             --
  Investment in closely held business                  (4)            (21)
  Note receivable payments (loans)                    (46)           (291)
  Purchase of Tri-Valley, net of cash acquired         --          (2,834)

  Net cash used in investing activities            (1,859)         (3,627)




                           Continued on next page

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (UNAUDITED)
                           (Dollars in Thousands)
                                 (Continued)


                                                   June 30,      June 30,
                                                    1999          1998

Cash flows from financing activities:
Borrowings (payments) on revolving credit
 facilities, net                                  $  1,532      $ (1,930)
  Increase in book overdraft                           735           317
  Payments on long-term debt                          (870)           --
  Borrowings on long-term debt                         581         3,305
  Purchase of treasury stock                            --        (2,160)
  Restricted cash                                   (2,230)          621

Net cash (used) provided by financing activities      (252)          153

Net increase (decrease)in cash and equivalents         (87)          379

Cash and equivalents, beginning of
   period                                              380           225

Cash and equivalents, end of period               $    293      $    604




















  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 ORGANIZATION

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

NOTE 2 - BASIS OF PRESENTATION

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,611,266 and 958,500 for the six months ended June 30, 1999 and 1998 respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,014,635 and 1,141,514 for the six months ended June 30, 1999 and 1998, respectively, are omitted as they are antidilutive.

                                  Three Months            Six Months
                                 Ended June 30,         Ended June 30,
                                1999         1998      1999         1998
                                ----         ----      ----         ----
Denominator:
 Average common shares
   outstanding               3,423,694    4,098,895   3,423,694   4,103,311

 Average dilutive stock
   options and warrants         10,060      142,115      10,060     142,116
                             ---------    ---------   ---------   ---------

    Diluted shares           3,433,754    4,241,010   3,433,754   4,245,427

NOTE 4 - CONTINGENCIES

The Company has in escrow at June 30, 1999, 150,000 shares in a Canadian corporation related to the sale of a subsidiary in 1995. The shares are released from escrow depending on various factors related to the sale of the subsidiary. The Company recognized other income for the six months ended June 30, 1999, of $140,000 related to the sale of shares released from escrow during the period.

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

The Company is a co-signer on a note for its 50% owned equity investment in Coors Pyramid LLC. The amount payable on the note at June 30, 1999, is $401,336.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

NOTE 5 - BUSINESS SEGMENTS

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

                                Three months               Six months
                               Ended June 30,             Ended June 30,
                              1999        1998          1999         1998
Net sales
  Gasoline                  $10,100     $ 6,646        $15,651     $12,717
  Diesel                     18,565      14,882         31,298      27,453
  Propane                       808         630          2,394       1,859
  Greases and lubes           5,091       4,826          9,780       9,271
  Convenience store items     1,631       1,499          2,933       2,736
  Other items                   770       1,092          2,059       2,364

  Total net sales           $36,965     $29,575        $64,115     $56,400

Gross profit, before
depreciation
  Gasoline                  $ 1,502     $ 1,062        $ 2,280     $ 2,106
  Diesel                      2,236       1,581          4,039       2,821
  Propane                       358         176          1,068         514
  Greases and lubes           1,000         999          1,982       1,965
  Convenience store items       409         376            722         690
  Other items                   394         553          1,251       1,391

  Total gross profit        $ 5,899     $ 4,747        $11,342     $ 9,487

Reconciliation to net income:
  Selling, general and
   administrative           $ 4,570     $ 3,660        $ 8,764     $ 7,345
  Depreciation and
   amortization                 529         344          1,009         648

  Income from operations        800         743          1,569       1,494

  Other income (expense)       (241)       (104)          (371)       (247)
  Income tax expense            206         235            441         459
  Minority interest             122         111            245         222

  Net income                $   231     $   293        $   512     $   566


The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 6 - ACQUISITION

On April 30, 1999, the Company completed its acquisition of certain assets of privately held Carroll Oil Company for approximately $1.1 million in cash. In addition, the Company entered into a non-compete agreement with the owner of Carroll Oil Company that resulted in $475,000 of intangibles. The acquisition was financed through cash and short and long-term debt.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30,1999 TO JUNE 30, 1998

The Company's sales for the three months ended June 30,1999, were $37.0 million compared to $29.6 million for the comparable period ending June 30, 1998. The increase in revenue of $7.4 million (25%) is primarily attributable to the Company's acquisitions of Tri-Valley in May 1998, R & R's operations in November 1998 and Carroll Oil's operations in May 1999.

Gross profit for the three months ended June 30, 1999 and 1998 was $5.9 million and $4.7 million respectively, an increase of $1.2 million (25.5%). The increase is primarily attributable to acquisitions and an increase in diesel and propane margins.

Gasoline Segment

Gasoline volumes increased to 12.8 million gallons for the three months ended June 30, 1999 from 10.8 million gallons for the same period in 1998, primarily due to acquisitions. Gasoline sales increased to $10.1 million in 1999 from $6.6 million in 1998, due to higher sales volumes and selling prices. Gross profit increased to $1.5 million 1999 from $1.1 million 1998. Gross profit per gallon of gasoline sold increased to $.12 in 1999 from $.10 in 1998.

Diesel segment

Diesel volumes increased to 27.0 million gallons for the three months ended June 30, 1999 from 23.6 million in 1998. Diesel sales increased to $18.6 million in 1999 from $14.9 million in 1998, primarily due to acquisitions and the addition of new customers. Gross profits increased to $2.2 million in 1999 from $1.6 million in 1998. Gross profit per gallon of diesel sold increased to $.08 in 1999 from $.07 in 1998.

Propane Segment

Propane volumes increased to 1.7 million gallons for the three months ended June 30, 1999, from 1.3 million gallons in 1998, primarily due to the acquisition of Tri-Valley. Propane sales increased to $.8 million for the three months ended June 30,1999, from $.6 million in 1998. Gross profits increased to $.4 million for the three months ended June 30, 1999, from $.2 million in 1998. Gross profit per gallon of propane sold increased to $.24 per gallon for the three months ended June 30, 1999, compared to $.15 per gallon in 1998, primarily due to the addition of the Tri-Valley operations.

Greases and Lubes Segment

Grease and lube sales increased to $5.1 million for the three months ended June 30, 1999, compared to $4.8 million in 1998, primarily due to acquisitions and increased sales to mining companies. Gross profit remained constant at $1.0 million for the three months ended June 30, 1999 and 1998.

Convenience Store Items Segment

Sales of convenience store items increased to $1.6 million for the three months ended June 30, 1999, compared to $1.5 million in 1998, primarily due to operating additional locations. Gross profit remained constant at $.4 million for the three months ended June 30, 1999 and 1998.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, food grade oils and miscellaneous items, decreased to $.8 million for the three months ended June 30, 1999, compared to $1.1 million in 1998. Gross profit decreased to $.4 million from $.6 million in 1998.

Expenses

Selling, general, and administrative expenses were $4.6 million for the three months ended June 30, 1999, compared to $3.7 million for the three months ended June 30, 1998, an increase of $.9 million (24%). The increase is primarily related to acquisitions.

Depreciation and amortization for the three months ended June 30, 1999, was $.5 million compared to $.3 million for the three months ended June 30, 1998. The increase in depreciation and amortization is primarily due to acquisitions and additional property, plant and equipment purchases.

Interest expense increased to $.3 million for the three months ended June 30, 1999, compared to $.1 million in 1998. This increase in interest expense is due to additional debt related to acquisitions.

Income Taxes

The provision for income taxes for the three months ended June 30, 1999, was $206,000 compared to $235,000 for the same period ended June 30, 1998. The decrease is due to lower income.

Net Income

Net income for the three months ended June 30, 1999, was $231,000 compared to $293,000 for the three months ended June 30, 1998, due to the above described items.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO JUNE 30, 1998

The Company's sales for the six months ended June 30, 1999, were $64.1 million compared to $56.4 million for the six months ended June 30, 1998, an increase of $7.7 million(13.7%). The increase is primarily attributable to the Company's acquisitions of Tri-Valley in May 1998, R & R's operations in November 1998 and Carroll Oil's operations in May 1999.

Gross profit for the six months ended June 30, 1999 and 1998 was $11.3 million and $9.5 million respectively, an increase of $1.8 million (19%). The increase is primarily attributable to acquisitions and an increase in diesel and propane margins.

Gasoline Segment

Gasoline volumes increased to 23.4 million gallons for the six months ended June 30, 1999 from 20.5 million gallons for the same period in 1998, primarily due to acquisitions. Gasoline sales increased to $15.7 million in 1999 from $12.7 million in 1998, due to higher sales volumes. Gross profit increased to $2.3 million in 1999 from $2.1 million in 1998. Gross profit per gallon of gasoline sold remained constant at $.10 in 1999 as compared to the same period in 1998.

Diesel Segment

Diesel volumes increased to 51.4 million gallons for the six months ended June 30, 1999 from 44.1 million in 1998. Diesel sales increased to $31.3 million in 1999 from $27.5 million in 1998, primarily due to acquisitions and the addition of new customers. Gross profits increased to $4.0 million in 1999 from $2.8 million in 1998. Gross profit per gallon of diesel sold increased to $.08 in 1999 from $.06 in 1998.

Propane Segment

Propane volumes increased to 4.6 million gallons for the six months ended June 30, 1999 from 3.6 million gallons in 1998, primarily due to the acquisition of Tri-Valley. Propane sales increased to $2.4 million for the six months ended June 30, 1999, from 1.9 million in 1998. Gross profits increased to $1.1 million for the six months ended June 30, 1999 from $.5 million in 1998.
Gross profit per gallon of propane sold increased to $.24 for the six months ended June 30, 1999, compared to $.14 in 1998, primarily due to the addition of the Tri-Valley operations.

Greases and Lubes Segment

Grease and lube sales increased to $9.8 million for the six months ended June 30, 1999, compared to $9.3 million in 1998, primarily due to acquisitions and increased sales to mining companies. Gross profit was constant at $2.0 million for the six months ended June 30, 1999 and 1998.

Convenience Store Items Segment

Sales of convenience store items increased to $2.9 million for the six months ended June 30, 1999 from $2.7 million in 1998, primarily due to operating additional locations. Gross profit was constant at $.7 million in 1999 and 1998.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, food grade oils and miscellaneous items, decreased to $2.0 million for the six months ended June 30, 1999 from 2.4 million for the same period in 1998. Gross profit decreased to $1.3 million from $1.4 million in 1998.

Expenses

Selling, general, and administrative expenses were $8.8 million for the six months ended June 30, 1999, compared to $7.3 million for the six months ended June 30, 1998, an increase of $1.5 million (20.5%). The increase is primarily related to acquisitions.

Depreciation and amortization for the six months ended June 30, 1999, was $1.0 million compared to $.6 million for the six months ended June 30, 1998. The increase in depreciation and amortization is primarily due to acquisitions and additional property, plant and equipment purchases.

Interest expense increased to $.6 million for the six months ended June 30, 1999, compared to $.3 million in 1998. This increase in interest expense is due to additional debt related to acquisitions.

Income Taxes

The provision for income taxes for the six months ended June 30, 1999, was $441,000 compared to $459,000 for the same period ended June 30, 1998. The decrease is due to lower income.

Net Income

Net income for the six months ended June 30, 1999, was $512,000 compared to $566,000 for the six months ended June 30, 1998, due to the above described items.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility for $7 million. The credit line is subject to the borrowing base of the Company's subsidiaries, as defined. At June 30, 1999, the borrowing base was approximately $14.6 million and $6.7 million was borrowed against the facility which is recorded as a current liability. The Company was in default during the year on timely filing of financial information with the lender. The lender waived the default.

At June 30, 1999, the Company had a net working capital deficit of $.9 million, including cash and restricted cash totaling $3.1 million. At December 31, 1998, cash and restricted cash totaled $1.6 million.

Net cash provided by operating activities totaled $2.0 million for the six months ended June 30, 1999, compared to $3.9 million for the six months ended June 30, 1998. This decrease in cash provided by operating activities is principally related to changes in working capital items.

Net cash used by investing activities totaled $1.9 million for the six months ended June 30, 1999, compared to cash used of $3.6 million for the six months ended June 30, 1998. This decrease in cash used by investing activities is principally related to the purchase of Tri-Valley in 1998 offset by higher purchases of property, plant and equipment in 1999.

Net cash used by financing activities totaled $.3 million for the six months ended June 30, 1999, compared to cash provided of $.2 million for the six months ended June 30, 1998. The decrease is due to borrowings and repayments on debt facilities in both years, the purchasing of treasury stock in 1998, offset by restricted cash increases in 1999 as a result of timing differences.

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

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. For the six months ended June 30, 1999 and 1998, the Company expended $91,000 and $54,000, respectively, for site assessment and related cleanup costs. The Company has accrued $143,000 for environmental remediation which management believes is adequate to cover known remediation requirements.

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

The new systems, which are expected to make approximately ninety-five percent of the company's business information systems Year 2000 compliant are fully implemented. Remaining business software programs are expected to be made Year 2000 compliant through the Project.

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

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of it's significant suppliers and customers. Meteor believes that, with the implementation of new information systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                                    METEOR INDUSTRIES, INC.



                                    By: /s/ Richard E. Kisser
                                       Richard E. Kisser, Chief Financial
                                       and Accounting Officer)
Dated: August 16, 1999

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically