Form 10-Q
period 1999-09-30
METEOR INDUSTRIES INC
filed 1999-11-15
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended September 30, 1999


                       Commission File Number: 0-27968



                            METEOR INDUSTRIES, INC.
             --------------------------------------------------
             (Exact Name of Issuer as Specified in its Charter)



           COLORADO                                   84-1236619
-------------------------------        ---------------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)



            1401 BLAKE STREET, SUITE 200, DENVER, COLORADO  80202
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

                               YES [ X ]     NO [   ]

There were 3,619,792 shares of the Registrant's $.001 par value common stock outstanding as of November 15, 1999.

Item 1: FINANCIAL STATEMENTS


                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)


                                              September 30,    December 31,
                                                  1999           1998
                                               (Unaudited)
CURRENT ASSETS
  Cash                                          $    512       $    380
  Restricted cash                                  1,156          1,222
  Accounts receivable-trade, net of allowance
   of $142 and $201, respectively                 13,699          9,447
  Accounts receivable, related party                  37            182
  Notes receivable, net                              159            106
  Inventory                                        4,111          3,974
  Deferred tax asset                                 283            283
  Other current assets                               331            502

     Total current assets                         20,288         16,096

Property, plant and equipment, net                20,192         19,235

Other assets
  Notes receivable, net                              207            181
  Notes receivable, related party                    300             --
  Investments in closely held businesses           1,730          1,444
  Intangibles, net                                 2,371          2,068
  Other assets                                       307            366

     Total other assets                            4,915          4,059

          TOTAL ASSETS                          $ 45,395       $ 39,390











                                Continued on next page

                          METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                             September 30,     December 31,
                                                 1999              1998
                                             (Unaudited)

CURRENT LIABILITIES
 Accounts payable, trade                       $  9,297         $  5,556
 Accounts payable, related party                     21              109
 Book overdraft                                   1,274            1,453
 Current portion, long-term debt                  1,609            1,544
 Accrued expenses                                 1,164            1,313
 Taxes payable                                      797              837
 Income taxes payable                               141              527
 Revolving credit facility                        7,150            5,167

     Total current liabilities                   21,453           16,506

Long-term debt                                    5,981            6,390
Deferred tax liability                            3,686            3,686
Minority interest in subsidiaries                 5,373            4,952

     Total liabilities                           36,493           31,534

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,619,792 and
  3,555,792 shares issued and
  outstanding, respectively                           4                4
 Paid-in capital                                  4,356            4,116
 Treasury stock, at cost, 132,098 and
  132,098 shares held respectively                 (489)            (489)
 Retained earnings                                5,031            4,225

     Total shareholders' equity                   8,902            7,856

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $ 45,395         $ 39,390





   The accompanying notes are an integral part of the financial statements.

                               METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                             September 30,   September 30,
                                                1999             1998

Net sales                                      $ 44,659         $ 31,467
Cost of sales                                    37,748           25,922

   Gross profit                                   6,911            5,545

Selling, general and administrative
   expenses                                       5,826            4,347
Depreciation and amortization                       521              354

   Total expenses                                 6,347            4,701

Income from operations                              564              844

Other income and (expense)
  Interest income                                    39               40
  Interest expense                                 (251)            (240)
  Gain (loss) on sale of assets                       5               (7)
  Other                                             303              154

  Total other income and (expense)                   96              (53)

Income before income taxes and
  minority interest                                 660              791

Income tax expense                                  243              291

Minority interest                                   123              111

   Net Income                                  $    294         $    389

Earnings per share:
Basic                                          $    .09         $    .11
Diluted                                        $    .08         $    .11

Weighted average common share
 and common share equivalents:
 Basic                                        3,445,027        3,530,573
 Diluted                                      3,491,960        3,555,172



  The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                           September 30,     September 30,
                                               1999               1998

Net sales                                    $ 108,774         $ 87,867
Cost of sales                                   90,520           72,836

     Gross profit                               18,254           15,031

Selling, general and administrative
   expenses                                     14,590           11,691
Depreciation and amortization                    1,530            1,003

     Total expenses                             16,120           12,694

Income from operations                           2,134            2,337

Other income and (expense)
  Interest income                                  130              124
  Interest expense                                (859)            (572)
  Gain (loss) on sale of assets                      6               (5)
  Other                                            447              153

     Total other income and (expense)             (276)            (300)

Income before income taxes and
  minority interest                              1,858            2,037

Income tax expense                                 684              750

Minority interest                                  368              333

   Net Income                                $     806         $    954

Earnings per share:
Basic                                        $     .24         $    .24
Diluted                                      $     .23         $    .24

Weighted average common share
 and common share equivalents:
 Basic                                       3,430,805        3,912,399
 Diluted                                     3,477,738        3,936,998



  The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                    Additional
                   Common   Stock   Paid-In    Retained   Treasury
                   Shares   Amount  Capital    Earnings    Stock     Total

Balance - December
 31, 1998         3,555,792  $ 4     $4,116     $4,225     $(489)   $7,856

Issued Common
 Stock               64,000             240                            240

Net Income                                         806                 806

Balance - September
 30, 1999         3,619,792  $ 4     $4,356     $5,031     $(489)   $8,902



























   The accompanying notes are an integral part of the financial statement

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)
                           (Dollars in Thousands)


                                              September 30,    September 30,
                                                  1999              1998

Cash flows from operating activities:
 Net income                                      $     806       $    954
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                       1,530          1,003
 (Gain)loss on disposal of property,
   plant & equipment                                    (6)             5
 Deferred income taxes                                  --             46
 Minority interest                                     368            333
 Change in assets and liabilities:
  Decrease (increase) in:
   Accounts receivable, net                         (4,107)         1,062
   Inventories                                        (137)           567
   Other current assets                                171            162
   Other assets                                         59              6
  Increase (decrease) in:
   Accounts payable                                  3,653            630
   Accrued liabilities                                (149)           390
   Taxes and income taxes payable                     (426)        (1,018)

  Net cash provided by operating
   activities                                        1,762          4,140

Cash flows from investing activities:
 Cash proceeds from sale of property,
  plant and equipment                                   78              5
 Purchases of property, plant and equipment         (2,364)        (1,209)
 Non-compete agreement                                 (80)            --
 Investment in closely held business                     5             26
 Note receivable payments (loans), net                (379)          (107)
 Purchase of Tri-Valley, net of cash acquired           --         (2,851)

  Net cash used in investing activities             (2,740)        (4,136)




                           Continued on next page

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (UNAUDITED)
                           (Dollars in Thousands)
                                 (Continued)


                                               September 30,   September 30,
                                                   1999            1998

Cash flows from financing activities:
 Borrowings (payments) on revolving credit
  facilities, net                                 $  1,983     $   (641)
 Increase (decrease) in book overdraft                (179)       1,545
 Payments on long-term debt                         (1,187)          --
 Borrowings on long-term debt                          427        2,792
 Purchase of treasury stock                             --       (2,423)
 Restricted cash                                        66         (790)
 Sale of Stock                                          --           12

Net cash provided by financing activities            1,110           95
Net increase in cash                                   132          499

Cash, beginning of period                              380          226


Cash, end of period                               $    512     $    725


















  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 ORGANIZATION

Meteor Industries, Inc. ("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. In October 1995, Meteor formed Meteor Marketing, Inc. ("Meteor Marketing"), a Colorado corporation, as a wholly owned subsidiary to hold the stock of its petroleum marketing and distribution subsidiaries and to operate the companies. The significant subsidiaries included in Meteor Marketing are:
Graves Oil & Butane Co., Inc. ("Graves"), Fleischli Oil Company, Inc. ("Fleischli"), and Tri-Valley Gas Co. ("Tri-Valley"). In addition, Meteor owns Meteor Stores, Inc. ("AMSI"), Meteor Holdings LLC ("MHL") and Innovative Solutions and Technologies, Inc. ("IST").

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,309,266 and 1,116,000 for the nine months ended September 30, 1999 and 1998 respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,016,664 and 1,012,546 for the nine months ended September 30, 1999 and 1998, respectively, are omitted as they are antidilutive.

                                  Three Months            Nine Months
                                Ended September 30,    Ended September 30,
                                1999         1998      1999         1998
                                ----         ----      ----         ----
Denominator:
 Average common shares
   outstanding               3,445,027    3,530,573   3,430,805   3,912,399

 Average dilutive stock
   options and warrants         46,933       24,599      46,933      24,599
                             ---------    ---------   ---------   ---------

    Diluted shares           3,491,960    3,555,172   3,477,738   3,936,998


NOTE 4 - CONTINGENCIES

The Company is subject to various federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to make additional unforeseen environmental expenditures.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant.

The Company is a co-signer on a note for its 50% owned equity investment in Coors Pyramid LLC. The amount payable on the note at September 30, 1999, is $393,713.

The Company is an unlimited guarantor on a note for the purchase of an office/residential building in Denver, Colorado. The amount payable on the note at September 30, 1999, is $1,350,000. (See Note 7.)

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

NOTE 5 - BUSINESS SEGMENTS

The Company operates in six business segments: gasoline, diesel, propane, grease and lubes, convenience store items and other products (anti-freeze, chemicals, food grade oils, services, hardware and miscellaneous items). Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. Two of the most significant factors used in evaluating the operating performance are revenue and gross profit before depreciation and amortization as presented below:

                                Three months               Nine months
                             Ended September 30,       Ended September 30,
                              1999       1998           1999         1998
Net sales
  Gasoline                  $12,197    $ 7,746        $ 27,848    $ 20,463
  Diesel                     23,639     15,084          54,937      42,537
  Propane                       722        581           3,116       2,440
  Greases and lubes           4,242      4,861          14,023      14,131
  Convenience store items     1,931      1,639           4,865       4,374
  Other items                 1,928      1,556           3,985       3,922

  Total net sales           $44,659    $31,467        $108,774    $ 87,867

Gross profit, before
depreciation
  Gasoline                  $ 1,210    $ 1,085        $  3,489    $  3,191
  Diesel                      2,392      1,574           6,432       4,395
  Propane                       280        257           1,348         771
  Greases and lubes             944      1,016           2,925       2,981
  Convenience store items       514        398           1,236       1,088
  Other items                 1,571      1,215           2,824       2,605

  Total gross profit        $ 6,911    $ 5,545        $ 18,254    $ 15,031

Reconciliation to net income:
  Selling, general and
   administrative           $ 5,826    $ 4,347        $ 14,590    $ 11,691
  Depreciation and
   amortization                 521        354           1,530       1,003

  Income from operations        564        844           2,134       2,337

  Other income (expense)         96        (53)           (276)       (300)
  Income tax expense            243        291             684         750
  Minority interest             123        111             368         333

  Net income                $   294    $   389        $    806   $     954


The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 6 - ACQUISITION

On April 30, 1999, the Company completed its acquisition of certain assets of privately held Carroll Oil Company for approximately $1.1 million in cash. As part of this transaction, the Company entered into a non-compete agreement with the owner of Carroll Oil Company that resulted in $475,000 of intangibles. The acquisition was financed through cash and short and long-term debt.

NOTE 7 - RELATED PARTY TRANSACTIONS

On September 10, 1999, the Company agreed to sell the remaining 150,000 shares of a Canadian corporation currently held in escrow to Capco Acquisub, Inc. a wholly owned subsidiary of Capco Resources Ltd. which is a 31.7% shareholder of Meteor stock, for a purchase price of $300,000 payable pursuant to a promissory note over eighteen months with 8% interest, the first payment to be received February 1, 2000.

On September 30, 1999, the Company acquired a 49.5% interest in Meteor Office LLC ("Meteor Office") in exchange for 64,000 shares of Meteor Industries, Inc. common shares. Certain officers and employees of the Company have an equity interest in Meteor Office. Meteor Office is a 50% partner in a joint venture that purchased and operates an office/residential building in lower downtown Denver, Colorado. The Company loaned $50,000, as a short-term bridge loan, to Meteor Office to close on the purchase of the building. The Company's corporate offices are located in the office/residential building and are leased from the joint venture.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30,1999 TO SEPTEMBER 30,
1998

The Company's sales for the three months ended September 30,1999, were $44.7 million compared to $31.5 million for the comparable period ending September 30, 1998. The increase in revenue of $13.2 million (42%) is primarily attributable to the Company's acquisitions of R & R's operations in November 1998, Carroll Oil's operations in May 1999, additional new customers and higher sales volumes and selling prices.

Gross profit for the three months ended September 30, 1999 and 1998 was $6.9 million and $5.5 million, respectively, an increase of $1.4 million (25.5%). The increase is primarily attributable to acquisitions and an increase in diesel volumes and margins.

Gasoline Segment

Gasoline volumes increased to 18.8 million gallons for the three months ended September 30, 1999, from 11.9 million gallons for the same period in 1998, primarily due to acquisitions. Gasoline sales increased to $12.2 million in 1999 from $7.7 million in 1998 and gross profit increased to $1.2 million in 1999 from $1.1 million in 1998, due to higher sales volumes and selling prices. Gross profit per gallon of gasoline sold decreased to $.06 in 1999 from $.09 in 1998 principally originating from the addition of new wholesale customers obtained through acquisition which have lower gross margins.

Diesel segment

Diesel volumes increased to 30.8 million gallons for the three months ended September 30, 1999, from 25.5 million in 1998. Diesel sales increased to $23.6 million in 1999 from $15.1 million in 1998, primarily due to acquisitions and the addition of new customers. Gross profits increased to $2.4 million in 1999 from $1.6 million in 1998. Gross profit per gallon of diesel sold increased to $.08 in 1999 from $.06 in 1998.

Propane Segment

Propane volumes decreased to 1.2 million gallons for the three months ended September 30, 1999, from 1.8 million gallons in 1998, primarily due to warmer seasonal conditions. Propane sales increased to $.7 million for the three months ended September 30, 1999, from $.6 million in 1998 due to higher selling prices. Gross profits remained constant at $.3 million for the three months ended September 30, 1999 and 1998. Gross profit per gallon of propane sold increased to $.24 per gallon for the three months ended September 30, 1999, compared to $.14 per gallon in 1998 principally due to better margin management.

Greases and Lubes Segment

Grease and lube sales decreased to $4.2 million for the three months ended September 30, 1999, compared to $4.9 million in 1998, primarily due to nonrenewal of some mining business contracts. Gross profit remained constant at $.9 million for the three months ended September 30, 1999 and 1998.

Convenience Store Items Segment

Sales of convenience store items increased to $1.9 million for the three months ended September 30, 1999, compared to $1.6 million in 1998, primarily due to operating additional locations. Gross profit increased to $.5 million for the three months ended September 30, 1999, compared to $.4 million in 1998.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, food grade oils, service labor, freight hauling revenues and miscellaneous items, increased to $1.9 million for the three months ended September 30, 1999, compared to $1.6 million in 1998. Gross profit increased to $1.6 million from $1.2 million in 1998.

Expenses

Selling, general, and administrative expenses were $5.8 million for the three months ended September 30, 1999, compared to $4.3 million in 1998, an increase of $1.5 million (35%). The increase is primarily related to additional operations from acquisitions (34%), building the infrastructure of core business components (33%), operating additional retail locations (13%) and other miscellaneous items (20%).

Depreciation and amortization for the three months ended September 30, 1999, was $.5 million compared to $.4 million in 1998. The increase in depreciation and amortization is primarily due to acquisitions and additional property, plant and equipment purchases.

Interest expense increased to $.3 million for the three months ended September 30, 1999, compared to $.2 million in 1998. This increase in interest expense is due to additional debt related to acquisitions.

The Company recognized other income for the three months ended September 30, 1999, of $300,000 related to the sale of 150,000 shares in a Canadian corporation compared to other income of $150,000 in 1998 relating to the sale of 150,000 shares of the same corporation.

Income Taxes

The provision for income taxes for the three months ended September 30, 1999, was $.2 million compared to $.3 million in 1998. The decrease is due to lower income.

Net Income

Net income for the three months ended September 30, 1999, was $.3 million compared to $.4 million in 1998, due to the above described items.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30,
1998

The Company's sales for the nine months ended September 30, 1999, were $108.8 million compared to $87.9 million for the nine months ended September 30, 1998, an increase of $20.9 million(23.8%). The increase is primarily attributable to the Company's acquisitions of R & R's operations in November 1998, Carroll Oil's operations in May 1999, additional new customers, and higher sales volumes and selling prices.

Gross profit for the nine months ended September 30, 1999 and 1998 was $18.3 million and $15.0 million, respectively, an increase of $3.3 million (22%). The increase is primarily attributable to acquisitions and an increase in diesel and propane volumes and margins.

Gasoline Segment

Gasoline volumes increased to 42.3 million gallons for the nine months ended September 30, 1999, from 32.4 million gallons for the same period in 1998, primarily due to acquisitions. Gasoline sales increased to $27.8 million in 1999 from $20.5 million in 1998 and gross profit increased to $3.5 million in 1999 from $3.2 million in 1998 due to higher prices and sales volumes. Gross profit per gallon of gasoline sold decreased to $.08 in 1999 from $.10 in 1998 originating from the addition of new wholesale customers obtained through acquisition which have lower gross margins.

Diesel Segment

Diesel volumes increased to 82.1 million gallons for the nine months ended September 30, 1999, from 69.6 million in 1998. Diesel sales increased to $54.9 million in 1999 from $42.5 million in 1998, primarily due to acquisitions and the addition of new customers. Gross profits increased to $6.4 million in 1999 from $4.4 million in 1998. Gross profit per gallon of diesel sold increased to $.08 in 1999 from $.06 in 1998.

Propane Segment

Propane volumes increased to 5.8 million gallons for the nine months ended September 30, 1999, from 5.4 million gallons in 1998, primarily due to the acquisition of Tri-Valley. Propane sales increased to $3.1 million for the nine months ended September 30, 1999, from $2.4 million in 1998. Gross profits increased to $1.3 million for the nine months ended September 30, 1999, from $.8 million in 1998. Gross profit per gallon of propane sold increased to $.22 for the nine months ended September 30, 1999, compared to $.15 in 1998, primarily due to the addition of the Tri-Valley operations and better margin management.

Greases and Lubes Segment

Grease and lube sales decreased to $14.0 million for the nine months ended September 30, 1999, compared to $14.1 million in 1998, primarily due to acquisitions and increased sales to mining companies offset by nonrenewal of some mining business contracts in the third quarter of 1999. Gross profit remained constant at $3.0 million for the nine months ended September 30, 1999 and 1998.

Convenience Store Items Segment

Sales of convenience store items increased to $4.9 million for the nine months ended September 30, 1999, from $4.4 million in 1998, primarily due to operating additional locations. Gross profit increased to $1.2 million in 1999, as compared to $ 1.1 million in 1998.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, food grade oils and miscellaneous items, increased to $4.0 million for the nine months ended September 30, 1999, from $3.9 million in 1998. Gross profit increased to $2.7 million in 1999 from $2.6 million in 1998.

Expenses

Selling, general, and administrative expenses were $14.6 million for the nine months ended September 30, 1999, compared to $11.7 million in 1998, an increase of $2.9 million (25%). The increase is primarily related to additional operations from acquisitions (34%) building the infrastructure of core business components (34%), operating additional retail locations
(17) and other miscellaneous items (15%).

Depreciation and amortization for the nine months ended September 30, 1999, was $1.5 million compared to $1.0 million in 1998. The increase in depreciation and amortization is primarily due to acquisitions and additional property, plant and equipment purchases.

Interest expense increased to $.9 million for the nine months ended September 30, 1999, compared to $.6 million in 1998. This increase in interest expense is due to additional debt related to acquisitions.

The Company recognized other income for the nine months ended September 30, 1999, of $440,000 related to the sale of 250,000 shares in a Canadian corporation compared to other income of $150,000 in 1998 relating to the sale of 150,000 shares of the same corporation.

Income Taxes

The provision for income taxes for the nine months ended September 30, 1999, was $.7 million compared to $.8 million in 1998. The decrease is due to lower income.

Net Income

Net income for the nine months ended September 30, 1999, was $.8 million compared to $1.0 million in 1998, due to the above described items.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit facility for $10 million. The credit line is subject to the borrowing base of the Company's subsidiaries, as defined. At September 30, 1999, the borrowing base was approximately $9.8 million and $7.2 million was borrowed against the facility which is recorded as a current liability. The Company was in default during the year on timely filing of financial information with the lender. The lender has waived the default.

At September 30, 1999, the Company had a net working capital deficit of $.9 million, including cash and restricted cash totaling $1.7 million. At December 31, 1998, cash and restricted cash totaled $1.6 million.

Net cash provided by operating activities totaled $1.8 million for the nine months ended September 30, 1999, compared to $4.1 million for the nine months ended September 30, 1998. This decrease in cash provided by operating activities is principally related to changes in working capital items.

Net cash used by investing activities totaled $2.7 million for the nine months ended September 30, 1999, compared to cash used of $4.1 million for the nine months ended September 30, 1998. The decrease in cash used by investing activities is principally related to the purchase of Tri-Valley in 1998 offset by higher purchases of property, plant and equipment in 1999.

Net cash provided by financing activities totaled $1.1 million for the nine months ended September 30, 1999, compared to cash provided of $.5 million for the nine months ended September 30, 1998. The increase is due to borrowings and repayments on debt facilities in both years, the purchasing of treasury stock in 1998, offset by restricted cash decreases in 1999 as a result of timing differences.

The Company has various loans with banks, suppliers and individuals which require principal payments of $1.6 million in 1999 of which approximately $1.2 million has been paid as of September 30, 1999.

The Company is obligated to pay lease costs of approximately $1.1 million in 1999 for land, building, facilities and equipment of which approximately $.8 million has been paid as of September 30, 1999.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $3.5 million plus accrued dividends at the holder's request any time after September 15, 2000, unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as a minority interest on the balance sheet and recorded at its discounted value plus accrued dividends. The dividend accretion appears as Minority Interest Expense on the Statement of Operations.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. For the nine months ended September 30, 1999 and 1998, the Company expended $140,825 and $108,335, respectively, for site assessment and related cleanup costs. The Company has accrued $116,600 for environmental remediation which management believes is adequate to cover known remediation requirements.

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

In 1997, in order to improve access to business information through common, integrated computing systems across the company, Meteor began a company wide systems replacement project with systems that use programs primarily from Advanced Digital Data, Inc. ("ADD"). The vendor has informed the Company that the new systems are Year 2000 compliant.

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

                                 METEOR INDUSTRIES, INC.



                                 By: /s/ Richard E. Kisser
                                     Richard E. Kisser, Chief Financial
                                     and Accounting Officer
Dated: November 12, 1999

                                 EXHIBIT INDEX

EXHIBIT                                              METHOD OF FILING
-------                                     -----------------------------
27.    FINANCIAL DATA SCHEDULE              Filed herewith electronically