Form 10-K
period 1999-12-31
METEOR INDUSTRIES INC
filed 2000-04-14
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Year ended December 31, 1999


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

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At April 13, 2000, 3,656,567 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $5,262,324.

DOCUMENTS INCORPORATED BY REFERENCE: See pages 18-22.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Meteor Industries, Inc. and certain subsidiaries ("Meteor") own, operate and acquire independent refined petroleum product distribution companies. These marketing companies sell gasoline, diesel fuel, lubricants, propane and convenience store items. Meteor has grown through the acquisition of profitable companies in this consolidating industry. Management of Meteor has determined that there are many acquisitions and other opportunities available in this industry. Management believes that Meteor has become a leading consolidator of such distributors in the Rocky Mountain Region and Western United States. Since 1993, Meteor has completed eleven major acquisitions, nine of which have been acquisitions of petroleum distributors.

HISTORY

Meteor was incorporated in Colorado on December 22, 1992, to purchase all the outstanding common stock of Graves Oil & Butane Co., Inc. ("Graves").

In January 1994, Meteor completed an initial public offering of 200,000 shares of its Common Stock pursuant to Regulation A under the Securities Act of 1933. The net proceeds of this offering to the Company was approximately $.8 million.

In June 1995, Meteor purchased all of the outstanding shares of Meteor Stores, Inc. ("MSI"), headquartered in Las Cruces, New Mexico. MSI is the operator of all Meteor convenience stores. In connection with the acquisition of MSI, Meteor sold 365,000 shares of its common stock for $.8 million in cash.

In October 1995, Meteor formed Meteor Marketing, Inc. ("MMI"), a Colorado corporation, as a wholly owned subsidiary to hold the stock of its petroleum distribution subsidiaries and operate those companies separately from Meteor's other activities.

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

In June 1996, a limited liability company, of which Meteor owns 50%, acquired a convenience store for $0.6 million using financing through Phillips Performance Fund. Simultaneously, the Company purchased all of the inventory, dealer business and lubricant customers of Duke City Distributing Company (Albuquerque, New Mexico).

In February 1997, Meteor acquired certain assets of Tedken Oil Co, a convenience store and a 24-hour automated fueling facility (a commercial cardlock). Tedken Oil Co. was located in Farmington, New Mexico. In connection with this acquisition, Meteor raised $0.5 million in cash through the sale of 130,000 shares of common stock and 130,000 warrants with an exercise price of $5.00 per share.

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

In June 1998, Meteor acquired all of the common stock of Tri-Valley Gas Co. ("Tri-Valley") for $2.4 million in cash and a $0.6 million promissory note. Tri-Valley is a petroleum marketing and distribution company doing business in Colorado.

In November 1998, Meteor acquired certain assets of R & R Oil Company ("R & R") for $0.9 million in cash and $1.2 million in notes. R & R was a petroleum marketing and distribution company doing business in Wyoming.

In April 1999, Meteor acquired certain assets of Carroll Oil Company ("Carroll Oil") for $1.2 million in cash and a $0.4 million promissory note. Carroll Oil was a petroleum marketing company doing business in northeastern Colorado.

In December 1999, Meteor sold its retail store operating subsidiary, including all of its retail store operations, for $1.5 million: $0.2 million in cash paid in January 2000 and a $1.3 million secured note. Meteor sold its retail store operating subsidiary to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution.

THE PETROLEUM DISTRIBUTION INDUSTRY

The Department of Energy estimates that the total volume of refined petroleum products sold in the United States is approximately 815 million gallons per day. Refined petroleum products are generally distributed by three types of entities: pipeline companies that distribute directly to large end-users, such as utilities and airports; major oil companies that often supply their own retail outlets and are normally focused on urban areas; and independently-owned wholesale petroleum distributors.

According to Petroleum Marketers Association of America there are approx-imately 7,850 independent petroleum distributors in the United States that distribute approximately 33% of all refined petroleum products sold in the United States. Due to these industry characteristics, as well as the relative absence of industry consolidators, the owners of independent petroleum businesses, a majority of which are smaller owner-operators, have limited alternatives to sell their operations. The Company believes these factors create an opportunity for it to be a part of the consolidation of this industry and accomplish additional acquisitions in its existing region and in additional market areas.

PETROLEUM MARKETING OPERATIONS

Meteor operates its petroleum marketing business primarily from its Colorado, New Mexico and Wyoming offices. The Company operates this business through Meteor Marketing, Inc. and its subsidiaries, Graves Oil & Butane Co., Inc., Fleischli Oil Company, Inc. and Tri-Valley Gas Co. (hereinafter collectively referred to as the "Company").

The commercial and wholesale diesel fuel, gasoline and lubricant operations are the largest part of the Company's business. These operations have supply agreements with customers that include truck stops, retail gasoline service stations, convenience stores, construction companies, commercial fleet distribution centers, the federal government, mining companies and utilities.

The commercial/wholesale operation has distributor agreements with Phillips Petroleum Company, Sun Lubricants, Conoco, Inc., Amoco Petroleum Products, Exxon Lubricants, Ultramar Diamond Shamrock Corp., Sinclair Oil Company, Shell Oil Company, Texaco Refining and Marketing, Inc., Frontier Oil and Refining Company, and Fina Oil Company. These distributor agreements allow the Company to purchase petroleum products at wholesale prices directly from distribution centers, pipeline terminals and refineries controlled by these large oil producer/refiners. The Company is then authorized to resell those products to its customers.

The Company's distribution agreements generally have three-year terms. The distribution agreements do not provide for an exclusive territory and can be terminated by either party upon 30 days notice. There can be no assurance that these agreements will not have to be renegotiated or that they will be renewed. Although the Company is a relatively large and long standing distributor of products in the states where the Company operates, it is possible the Company could lose such contracts. In such an event, the Company's operations could be adversely impacted. If such contracts were lost, management would attempt to persuade the Company's customers to switch to other oil company brands with which it has a contract. The Company could also buy and sell fuel as an unbranded independent, however sales volumes and/or margins could decrease if the Company loses access to branded products.

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

The Company also markets its products to commercial and governmental accounts through direct selling efforts of the Company. The majority of the Company's revenues come from repeat orders from existing customers. The Company also advertises in trade journals and attends industry trade shows in its markets.

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

The Company's retail operations consist of ownership in retail outlets which include service stations, convenience stores and lube pits. All such outlets are leased to third parties. The retail outlets sell gasoline, propane and other petroleum products directly to the general public. The retail outlets also sell food and tobacco products as a convenience to their customers. The Company sold its retail operations subsidiary in December 1999 to allow the

Company to focus on its core business of commercial, wholesale and cardlock. The Company supplies 63 branded dealers and 12 unbranded dealers.

The Company has 17 owned and operated automated cardlock locations plus 5 CFN net sites. The cardlock systems provide 24-hour-per-day access to fuel dispensing facilities for commercial fleet customers and customers with automated debit cards. The cardlock systems do not require that a Company employee be present to process the fuel purchase. The cardlock facilities are primarily used by commercial fleet operators in order to take advantage of automated transaction process technology which allows a user to insert a "user card" activating the fuel dispenser and records the transaction. The Company's strategy contemplates increasing the number of cardlock facilities that the Company owns or controls.

The Company also has wholesale, retail and commercial propane operations. In November 1993, Graves reentered the residential propane markets in Farmington, New Mexico. In 1996, Graves became a 33% owner of a residential propane company in Albuquerque, New Mexico. The 1998 acquisition of Tri-Valley included wholesale, retail and commercial propane operations in Colorado. Management of the Company believes that the residential propane market provides a significant opportunity for growth. As of the date of this Annual Report, the Company has over 2,900 residential and over 260 commercial propane customers and continues to actively market this product and service. Management of the Company is actively seeking other propane opportunities in its market areas.

SABA POWER COMPANY LTD.

Saba Power Company Ltd. ("Saba Power") is a limited liability corporation in Pakistan. It was established in early 1995 to pursue development of a power plant project in Pakistan. As discussed below, the Company has an interest in Saba Power, which has a power plant project under construction 40 miles from Lahore, Pakistan (the "Power Project"). Estimated costs for the 125 megawatt plant are approximately $160 million. Construction activity was completed in December of 1999 and the plant began selling electricity in January. Due to the political situation in Pakistan, the debt financing relating to the project is expected to be restructured so that substantially all of the cash flow over approximately the next eight years will be applied to paying down debt.

At December 31, 1998, the Company had invested $0.7 million for a 1.5% interest in the Power Project. The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required, then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

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

The gasoline retail industry is highly competitive, fragmented and region-alized. It is characterized by a few large companies, some medium-sized companies and many small, independent companies. Several competitors are substantially larger and have greater resources than the Company. The Company's largest competitors include Seven-Eleven, Ultramar Diamond Shamrock, Giant Industries and other major oil companies that own and operate their own stores in the Company's market areas such as Conoco, Texaco and Phillips 66. The Company also competes with other convenience stores, small supermarkets, grocery stores and major and independent gasoline distributors who have converted units to convenience stores.

GOVERNMENTAL REGULATIONS

ENVIRONMENTAL MATTERS

Various federal and state statutes are designed to identify environmental damage, identify hazardous material and operations, regulate operations engaged in hazardous activities and establish procedures for remedial action. The Company is inspected on a regular basis by both federal and state environmental authorities. The Environmental Protection Agency ("EPA") and the various states the Company operates in have instituted environmental compliance regulations designed to prevent leakage and contamination from underground storage tanks. The Company continually expends capital when complying with changing environmental regulations and expects to spend about $0.1 million a year on environmental compliance.

Various states have established Trust Funds for the clean up of contaminated underground sites. Under most circumstances, the Company's exposure is limited to $10,000 per location, beyond which the state clean-up fund assumes responsibility. Assistance is not available to repair or replace underground tanks or equipment. The law specifies requirements which must be met for an applicant to be eligible, it includes a provision that payments will be made in accordance with regulations and it states that payments from the Trust Funds are limited to amounts in the fund. There can be no assurance that the Trust Funds will have sufficient capital, or will agree, to fund remediation of any particular problem.

ENVIRONMENTAL COMPLIANCE. The Company's Regulated Environmental Activities are subject to an extensive variety of evolving federal, state and local laws, rules and regulations governing the storage, transportation, manufacture, use, discharge, release and disposal of product and contaminants into the environment, or otherwise relating to the protection of the environment.
While not all-inclusive, exhaustive or complete, below is a listing of the more significant environmental laws which potentially impact the Company's Regulated Environmental Activities:

RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, AS AMENDED IN 1984 ("RCRA"). The United States Congress enacted RCRA in 1976 and amended it in 1984. RCRA established a comprehensive regulatory framework for the management of hazardous wastes at active facilities. RCRA creates a "cradle to grave" system for managing hazardous wastes. Those who generate, transport, treat, store or dispose of waste above certain quantities are required to undertake certain performance, testing and record keeping. The 1984 amendments to RCRA, known as Hazardous Solids Wastes Act ("HSWA"), increased the scope of RCRA to regulate small quantity hazardous waste generators and waste oil handlers and recyclers as well as require the identification and regulation of underground storage tanks in which liquid petroleum or hazardous substances were stored. HSWA and its implementing regulations require the notification to designated state agencies of the existence and condition of regulated underground storage tanks and impose design, construction and installation requirements; leak detection, spill/over fill protection, reporting, and cleanup requirements; tank closure and removal requirements; and fiscal responsibility requirements.

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

THE OCCUPATIONAL SAFETY AND HEALTH ADMINISTRATION ACT ("OSHA"). OSHA regulates exposure to toxic substances and other forms of workplace pollution and hazards. The Department of Labor administers OSHA. OSHA specifies maximum levels of toxic substance exposure. OSHA also sets out a "right-to-know" rule which requires that workers be informed of, and receive training relating to, the physical and health hazards posed by hazardous materials in the workplace.

OTHER STATE, AS WELL AS, LOCAL GOVERNMENT REGULATION. Many states have been authorized by the EPA to enforce regulations promulgated under various federal statutes. In addition, there are numerous other state as well as local authorities that regulate the environment, some of which impose more stringent environmental standards than Federal laws and regulations. The penalties for violations of state laws vary but typically include injunctive relief, recovery of damages for injury to air, water or property, and fines for non-compliance.

REGULATORY STATUS AND POTENTIAL ENVIRONMENTAL LIABILITY. The operations and facilities of the Company are subject to numerous federal, state and local environmental laws and regulations including those described above, as well as associated permitting and licensing requirements. The Company regards compliance with applicable environmental regulations as a critical component of its overall operation and devotes significant attention to protecting the health and safety of its employees and to protecting the Company's facilities from environmental problems. Management believes that the Company has obtained or applied for all permits and approvals required under existing environmental laws and regulations to operate its current business. In light of coverage of the state reimbursement funds and certain indemnification provisions included in various acquisition contracts, Management does not believe that any pending or threatened environmental litigation or enforcement action(s) will materially and adversely affect the Company's business. While the Company has implemented appropriate operating procedures at each of its facilities designed to assure compliance with environmental laws and regulations, given the nature of its business, the Company always is subject to environmental risks and the possibility remains that the Company's ownership of its facilities and its operations and activities could result in civil or criminal enforcement and public as well as private action(s) against the Company, which may necessitate or generate mandatory clean up activities, revocation of required permits or licenses, denial of application for future permits, or significant fines, penalties or damages, any and all of which could have a material adverse effect on the Company.

EMPLOYEES

The Company employs approximately 340 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.

ITEM 2.  PROPERTIES

The Company leases its corporate office in Denver, Colorado from a joint venture that owns the building. Meteor owns 25% of the joint venture.

The Company operates two offices for accounting and operations, one in Denver, Colorado and one in Cheyenne, Wyoming.

The Company operates fourteen terminals/bulk plants/warehouse combinations. Three are located in New Mexico, four in Wyoming, six in Colorado and one in Nevada.

The Company owns an interest in nine retail locations located in New Mexico and Colorado which are leased to a third party operator.

The Company operates seventeen cardlock facilities, of which twelve are owned. Four are located in New Mexico, seven in Colorado, five in Wyoming and one in Nevada.

The Company owns a substantial amount of personal property, including above and below ground tanks located at its bulk plants, warehouses, convenience stores and cardlocks described above. It also owns approximately 2,600 portable above ground fuel and propane tanks, 5 automobiles, 108 trucks/ bobtails, 59 tractors/trucks, 114 trailers and 10 forklifts. The Company also leases approximately 18 tractors/trucks under operating leases.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to result in a material effect on the Company's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the calendar year covered by this annual report, no matter was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

Prices for the Common Stock are quoted on the NASDAQ Small Cap.

                                                       Bid
                Period                           High     Low

     Quarter Ended March 31, 1998. . . . . .     $4.38    $2.63
     Quarter Ended June 30, 1998 . . . . . .     $4.50    $2.81
     Quarter Ended September 30, 1998. . . .     $4.44    $3.63
     Quarter Ended December 31, 1998 . . . .     $3.38    $3.00

     Quarter Ended March 31, 1999. . . . . .     $3.00    $2.38
     Quarter Ended June 30, 1999 . . . . . .     $3.50    $2.50
     Quarter Ended September 30, 1999. . . .     $4.06    $3.13
     Quarter Ended December 31, 1999 . . . .     $3.50    $2.63
__________________

As of the date of this report, there were approximately 61 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are approximately 501 beneficial holders of the Company's Common Stock.

DIVIDENDS

The Company has paid no cash dividends on its Common Stock and has no present
intention of paying cash dividends in the foreseeable future.   It is the
present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition. The Company's ability to pay any cash dividends on the Company's Common Stock in the future are limited by the dividend requirements of the Preferred Stock of a Subsidiary.

PRIVATE SALES OF SECURITIES

During the years ended December 31, 1999, 1998 and 1997, the Company sold shares of its Common Stock and issued warrants and options the underlying shares for which were not registered under the Securities Act of 1933, as amended, as follows:

In 1997, the Company sold shares, and warrants to purchase the Company's Common Stock, to 16 accredited investors in a private offering. A total of 130,000 shares of Common Stock and 130,000 warrants were sold in this offering for an aggregate of $0.5 million in cash. The Company paid no commissions in connection with this offering. Each warrant allowed the holder to purchase one share of Common Stock at $5.00 per share from March 28, 1998, until March 27, 1999. These warrants expired in 1999.

In 1997, the company sold redeemable warrants to purchase up to 690,000 shares of Common Stock as part of a public offering. In May of 1999, the Company extended by two years the expiration date of its publicly traded warrants (NASDAQ-METRW). The 690,000 common stock purchase warrants now expire on June 4, 2001.

In 1998, the Company issued 10,164 shares for services and 401(K) matching.

In 1998, the Company issued a total of 560,000 warrants in exchange for services by non-employees and non-affiliates. The average exercise price of these options and warrants was $3.67 per share. In 1998, 350,000 of these warrants were cancelled. In 1999, 210,000 of these warrants expired.

During January 1999, the Company issued 300 shares of Series B preferred stock with extraordinary voting rights. This was done in order to ensure that the Company's current board members remained in control of Meteor until such time as Nevada Manhattan Group Inc. delivered a valuable contract to Meteor as required by written agreement. Since the Nevada Manhattan transaction has been rescinded, Meteor has redeemed and canceled all of the Series B preferred stock in February 2000.

In April of 1999, the Company issued 113,750 warrants to outside consultants. The warrants have an exercise price of $2.90 per share and expire in April 2003.

In September of 1999, the Company issued 64,000 shares and guaranteed a note of $1,350,000 in exchange for a 25% interest in the office building in which the Company's offices are located.

In 1999, the Company issued 33,939 shares for 401(K) matching.

ITEM 6.  SELECTED FINANCIAL DATA

Effective November 2, 1995, Meteor Industries, Inc., acquired 100% of the issued and outstanding common stock of Capco Resources Inc. ("CRI") in exchange for 1,745,000 shares of Meteor common stock. The acquisition was treated as a reverse acquisition of Meteor by CRI. Accordingly, the results of operations of CRI are included in the following financial information since inception of CRI. The results of operations of Meteor are included in the following financial information since November 2, 1995, the effective date of the acquisition.

STATEMENT OF OPERATIONS DATA:

                              (Dollars in Thousands, Except Per Share Data)

                                  For the Years Ended December 31,
                            1999      1998       1997       1996      1995
                         ---------   -------  ---------  --------   --------
Sales                     $155,211  $118,362   $88,440   $59,984     $9,828
Cost of sales              130,417    97,558    75,439    49,644      7,373
Operating expenses          23,232    17,905    11,814     9,119      2,395
Other income (expense)        (602)     (348)      397       (79)       (71)
Income (loss) from
 continuing operations         259     1,168       601       462        (74)
Income from discontinued
  operations                   -0-       -0-       -0-       -0-      1,871
Net income                $    259  $  1,168   $   601   $   462     $1,796

Earnings (loss) per share:
 Basic
  Continuing operations   $    .07  $    .31   $   .16   $   .15     $ (.15)
  Discontinued operations       --        --        --        --       3.82
  Net income                   .07       .31       .16        15       3.67

Diluted:
 Continuing operations    $    .07  $    .31   $  0.16   $   .14     $ (.15)
 Discontinued operations        --        --        --        --       3.80
 Net income               $    .07  $    .31  $   0.16   $   .14       3.65

Weighted average number of
 common shares and common
 share equivalents:
 Basic                   3,454,146  3,792,197  3,821,061  3,184,397  489,035
 Diluted                 3,459,798  3,796,864  3,862,826  3,227,496  492,535

BALANCE SHEET DATA:
                                         (Dollars in Thousands)
                                            At December 31,

                            1999      1998       1997      1996      1995
                          --------  --------   --------  -------   ---------
Current Assets            $ 22,310  $ 16,096  $ 15,826   $ 8,488   $  6,708
Property and Equipment      17,905    19,235    13,940     8,277      8,568
Other Assets                 4,780     4,059     2,175     3,669      3,273
Total Assets                44,995    39,390    31,941    20,434     18,549
Current Liabilities         22,655    16,506    12,935     8,943      6,921
Long-term Debt               5,865     6,390     2,912       446      2,195
Deferred Tax Liability       2,606     3,686     2,288     1,773      1,894
Minority Interest            5,412     4,952     4,515     4,152      3,615
Stockholders' Equity         8,457     7,856     9,291     5,120      3,924


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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had a working capital deficit of $0.3 million compared to a working capital deficit of $0.4 million at December 31, 1998. The use of working capital is attributable to the increase in product prices.

Net cash used by operating activities totaled $1.1 million for the year ended December 31, 1999, compared to cash provided by operating activities of $3.0 million for the year ended December 31, 1998 and $1.2 million for the year ended December 31, 1997. The net cash used by operating activities in 1999 is principally related to higher product prices and the resulting decrease in net income.

Net cash used by investing activities totaled $3.7 million for the year ended December 31, 1999, compared to cash used of $4.0 million for the year ended December 31, 1998 and $2.6 million for the year ended December 31, 1997. The use of cash by investing activities in 1999 is attributable to the purchase of Carroll Oil's assets and purchases of property, plant and equipment.

Net cash provided by financing activities totaled $4.6 million for the year ended December 31, 1999, compared to cash provided of $1.2 million for the year ended December 31, 1998 and of $1.5 million for the year ended December 31, 1997. This increase in cash provided by financing activities is related to borrowings to fund an acquisition and working capital increases caused by higher product prices.

The Company has a revolving bank credit facility with Wells Fargo Business Credit, Inc. for $11 million which expires May 31, 2000. The credit line is subject to the borrowing base, as defined. At December 31, 1999, the borrowing base was approximately $9.3 million. $9.3 million was borrowed against the facility and is recorded as a current liability. During the year the Company has been in default on timely filing of information to the lender. In addition, the Company was in violation of the net worth and net income requirements for one of the subsidiaries during the year but not at year end. At year end, one of the subsidiaries was in violation of the capital expenditures limitation covenant. These defaults were attributable to temporary situations not associated with the Company's operating results taken as a whole. Waivers of these defaults were obtained from the lender.

The Company is currently working with the lender to renegotiate and extend this facility. If the facility is not renewed by the lender, long-term debt in the amount of $1,690,000 at December 31, 1999, is due upon demand from the lender.

The Company has various loans with banks, suppliers and individuals which required principal payments of $1.6 million in 1999.

The Company is obligated to pay capital and operating lease costs of approx-imately $0.9 million in 1999 for land, building, facilities and equipment.

A subsidiary of the Company has preferred stock outstanding which requires no periodic payments but accrues an 8% dividend and must be redeemed for $5.5 million including accrued dividends at the holder's request any time after September 15, 2000, unless earlier converted into common stock pursuant to its terms. This preferred stock is treated as minority interest in the financial statements and is recorded in the balance sheet at its discounted value plus accrued dividends. The Company is currently discussing the extension of the redemption date with the holder(s) of the preferred stock.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities, as well as claims for reimbursement from third parties. For each of the periods ended December 31, 1999, 1998 and 1997, the Company expensed $136,000, $144,000 and $119,000, for site assessment, related cleanup costs and regulatory compliance. The Company has accrued $79,000 at December 31, 1999, for environmental remediation which management believes is adequate to cover known remediation requirements which are not expected to be reimbursed by third parties.

YEAR 2000

Meteor's company-wide Year 2000 Project ("Project"), addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, successfully identified problems and, with the rollover into 2000, Meteor did not experience any significant Year 2000 failures. Some minor Year 2000 issues occurred and were resolved, but none had a material impact on the Company's results of operations, liquidity, financial condition or safety record. Meteor did not incur any significant costs directly related to updating its systems to become Year 2000 compliant.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

The Company is primarily engaged in the business of marketing and distributing refined petroleum products and related products employing wholesale and retail operations. The Company's principal products are gasoline, diesel fuel, propane, greases and lubes, convenience store items and other products (antifreeze, chemicals, services, hardware and miscellaneous items).

In December 1999 the Company sold its 20 store retail operating subsidiary, including all of its retail stores operations. However, the Company continues to own an interest in nine of the retail locations which are leased to a third party operator. The Company will continue to supply gasoline, diesel fuel and propane to the retail sites.

The Company will also receive rental income from the new operator on nine of the leased retail sites. Management does not anticipate that the sale of the retail operation will have a negative impact on future revenues or net income.

The Company had sales of $155.2 million in 1999 compared to $118.4 million in 1998, a $36.8 million (31%) increase. The increase is due to the Company's acquisitions of Tri-Valley in May 1998, R & R's assets in November 1998 and Carroll Oil's assets in April 1999, and due to higher product prices during the current period.

Gross profit for 1999 and 1998 was $24.8 million and $20.8 million respec-tively, an increase of $4.0 million (20%). The increase is due to acquisitions generating greater volume, partially offset by a decline in retail gasoline margins during the current period and lower gross margins from the wholesale accounts obtained from Carroll Oil.

Net income decreased in 1999 to $0.3 million from $1.2 million in 1998, a decrease of $0.9 million (78%). The decrease is due to expenses incurred in building the infrastructure necessary for future growth of the Company and additional expenses encountered in operating the retail stores. In addition, interest, depreciation and amortization expense increase due acquisitions. These expenses were partially offset by an increase in gross profit resulting from greater volume and lower income tax expense.

Gasoline sales volumes increased to 53.0 million gallons in 1999 from 43.5 million gallons in 1998, an increase of 9.5 million gallons (22%) due to acquisitions. Gasoline sales increased to $41.5 million in 1999 from $28.1 million in 1998, an increase of $13.4 million (48%) due to the increase in sales volumes and higher product prices during the current period. Gross profit increased to $4.8 million in 1999 from $4.3 million in 1998. Gross profit per gallon of gasoline sold decreased to $.09 in 1999 from $.10 in 1998 due to lower gross margin wholesale accounts acquired in the Carroll Oil acquisition.

Diesel sales volumes increased to 109.9 million gallons in 1999 from 94.3 million in 1998, an increase of 15.6 million gallons (17%), due to acqui-sitions. Diesel sales increased to $77.7 million in 1999 from $56.7 million in 1998, an increase of $21.0 million (37%) due to the increase in sales volumes and higher product prices during the current period. Gross profits increased to $8.3 million in 1999 from $6.2 million in 1998. Gross profit per gallon of diesel increased to $.08 in 1999 from $.07 in 1998, due to increased purchasing volumes which resulted in lower costs.

Propane sales volumes increased to 8.1 million gallons in 1999 from 8.0 million gallons in 1998, an increase of .1 million gallons (1%) due to the acquisition of Tri-Valley, partially offset by a reduction in wholesale volume due to unseasonably warm weather in our marketing area. Propane sales increased to $4.8 million in 1999 from $3.8 million 1998, an increase of $1.0 million (26%) due to generally higher product prices during the current period. Gross profits increased to $1.9 million in 1999 from $1.4 million in 1998 due to an increase in the gross profit per gallon of propane sold to $.24 in 1999 from $.18 in 1998, and increased sales of residential propane versus lower-margin wholesale accounts.

Greases and lubes sales decreased to $16.7 million in 1999 from $16.9 million in 1998, a decrease of $0.2 million (1%). Gross profit increased to $3.5 million in 1999 from $3.4 million in 1998, an increase of $0.1 million (3%). Greases and lubes remained relatively constant in 1999 as compared to 1998 as the product group was not the focal point in the latest acquisitions.

Sales of convenience store items increased to $6.7 million in 1999 from $5.7 million in 1998, an increase of $1.0 million (18%). Gross profit increased to $1.7 million in 1999 from $1.5 million in 1998. Sales and gross profit increased primarily due to operating four additional convenience stores in Colorado.

Other sales (anti-freeze, chemicals, services, hardware, rental income and miscellaneous items), increased to $7.7 million in 1999 from $7.1 million in 1998, an increase of $0.6 million (9%). Gross profit increased to $4.6 million in 1999 from $3.9 million in 1998, an increase of $0.7 million (17%). The increase in sales and gross profit is primarily due to acquisitions and an increase in services to the mining industry.

Selling, general, and administrative expense was $21.0 million for the year ended December 31, 1999, compared to $16.4 million for the year ended December 31, 1998, an increase of $4.6 million (28%). The increase is related to acquisitions and corresponding increase in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company.

Depreciation and amortization for the year ended December 31, 1999, was $2.2 million compared to $1.5 million for the year ended December 31, 1998. The increase is attributable to acquisitions and property, plant and equipment additions.

Other expense for the year ended December 31, 1999, was $0.6 million compared to $0.3 million for the year ended December 31, 1998. The increase is due to additional interest expense related to debt for acquisitions and property, plant and equipment purchases.

The provision for income taxes for the year ended December 31, 1999, was $0.2 million compared to $0.9 million for the period ended December 31, 1998. The decrease is due to lower income and a reduction in the state tax rate due to changes in the relative volume of business conducted in various states.

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

Gross profit for 1998 and 1997 was $20.8 million and $13.0 million respec-tively, an increase of $7.8 million (60%). The increase is primarily attributable to acquisitions and partially to an increase in retail gasoline and propane margins during the current period. Retail margins are dictated by competition in a given area and the Company has no control over such margins. Gross profits were also reduced by a $0.7 million non-cash write down of inventory to market.

Net Income increased in 1998 to $1.2 million from $0.6 million in 1997, an increase of $0.6 million. The increase is due to additional income generated by acquisitions offset by a reduction in interest income and other income.

Gasoline volumes increased to 43.5 million gallons in 1998 from 41.1 million gallons in 1997, primarily due to acquisitions. Gasoline sales decreased to $28.1 million in 1998 from $30.5 million in 1997, primarily due to lower product prices. Gross profit increased to $4.3 million in 1998 from $3.6 million in 1997. Gross profit per gallon of gasoline sold increased to $.10 in 1998 from $.09 in 1997, primarily due to improved street prices in certain geographical locations.

Diesel volumes increased to 94.3 million gallons in 1998 from 45.6 million in 1997. Diesel sales increased to $56.7 million in 1998 from $35.1 million in 1997, primarily due to acquisitions. Gross profits increased to $6.2 million in 1998 from $3.0 million in 1997. Gross profit per gallon of diesel sold was constant at $.07 in 1998 and 1997.

Propane volumes increased to 8.0 million gallons in 1998 from 6.0 million gallons in 1997, primarily due to the acquisition of Tri-Valley. Propane sales were constant at $3.9 million in 1998 and 1997. Gross profits increased to $1.4 million in 1998 from $0.9 million in 1997. Gross profit per gallon of propane sold increased to $.18 in 1998 from $.15 in 1997, primarily due to Tri-Valley margin.

Greases and lubes sales increased to $16.9 million in 1998 from $7.5 million in 1997, primarily due to acquisitions and increased sales to mining companies. Gross profit increased to $3 million in 1998 from $1 million in 1997.

Sales of convenience store items increased to $5.7 million in 1998 from $5.3 million in 1997, primarily due to acquisitions. Gross profit was constant at $1.5 million in 1998 and 1997.

Other sales (anti-freeze, chemicals, services, hardware and miscellaneous items) increased to $7.1 million in 1998 from $6.0 million in 1997, primarily due to acquisitions. Gross profit increased to $3.9 million in 1998 from $3.1 million in 1997.

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

Other income or expense for the year ended December 31, 1998, was $0.3 million in expense compared to $0.4 million income for the year ended December 31, 1997. This increase in expense is due to additional interest expense related to debt for acquisitions, reduced interest income due to improved collection of accounts receivable and because of a 1997 settlement of a lawsuit.

The provision for income taxes for the year ended December 31, 1998, was $0.9 million compared to $0.6 million for the period ended December 31, 1997. The increase is due to higher income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at F-1 through F-23 and S-1.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  The following statements are filed as part of this Report:
                                                                     Page(s)

Report of Independent Accountants ................................     F-1

    (1) Consolidated Balance Sheets - December 31, 1999 and 1998 F-2 Consolidated Statements of Operations - years ended
           December 31, 1999, 1998 and 1997.......................     F-4
         Consolidated Statement of Shareholders' Equity - years
           ended December 31, 1999, 1998 and 1997.................     F-5
         Consolidated Statements of Cash Flows - years ended
           December 31, 1999, 1998 and 1997.......................     F-6
         Notes to Consolidated Financial Statements ..............     F-9

         Financial Statement Schedule

    (2)  Schedule 2 - Valuation and Qualifying Accounts...........     S-1

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

10.34    Agreement with Capco Energy,   Incorporated by reference to Form 8-K
         Inc., as amended               dated February 9, 2000 (SEC File No.
                                        0-27968)

10.35    Promissory Note from Capco     Incorporated by reference to Form 8-K
         Energy, Inc.                   dated February 9, 2000 (SEC File No.
                                        0-27968)

10.36    Pledge and Security Agreement  Incorporated by reference to Form 8-K
         With Capco Energy, Inc. and    dated February 9, 2000 (SEC File No.
         Capco Asset Management, Inc.   0-27968)

10.37    Product Sales Agreement        Incorporated by reference to Form 8-K
         between Meteor Stores, Inc.    dated February 9, 2000 (SEC File No.
         And Meteor Marketing, Inc.     0-27968)

21       Subsidiaries of the            Filed herewith electronically
         Registrant

27.1     Financial Data Schedule        Filed herewith electronically
         for fiscal year ending
         December 31, 1999

                       Report of Independent Accountants





To the Stockholders and Board of Directors of Meteor Industries, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index under Item 14 (a)(1) presents fairly, in all material respects, the financial position of Meteor Industries, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, CO
April 13, 2000

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)

                                               December 31,     December 31,
                                                  1999             1998

CURRENT ASSETS
  Cash                                             $   288       $   380
  Restricted cash                                      600         1,222
  Accounts receivable-trade, net of allowance
   of $233 and $201, respectively                   14,835         9,447
  Accounts receivable, related party                   678           182
  Notes receivable, net of allowance of $114
   and $4, respectively                                290           106
  Notes receivable, related party                    1,153           -0-
  Inventory                                          3,596         3,974
  Deferred tax asset                                   335           283
  Other current assets                                 535           502

         Total current assets                       22,310        16,096

PROPERTY, PLANT AND EQUIPMENT, NET                  17,905        19,235

OTHER ASSETS
  Notes receivable, net of allowance of $-0-
   and $163, respectively                              123           181
  Notes receivable, related party                    1,277           -0-
  Investments in closely held businesses             1,581         1,444
  Intangibles, net                                   1,409         2,068
  Other assets                                         390           366

          Total other assets                         4,780         4,059

               TOTAL ASSETS                        $44,995       $39,390











                                Continued on next page

                           METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                              December 31,      December 31,
                                                 1999              1998

CURRENT LIABILITIES
  Accounts payable, trade                         $ 8,323        $  5,556
  Accounts payable, related party                      14             109
  Book overdraft                                    1,924           1,453
  Current portion, long-term debt                   1,438           1,544
  Accrued expenses                                    755           1,313
  Fuel taxes payable                                  909             837
  Income taxes payable                                -0-             527
  Revolving credit facility                         9,292           5,167

     Total current liabilities                     22,655          16,506

LONG-TERM DEBT                                      5,865           6,390
DEFERRED TAX LIABILITY                              2,606           3,686
MINORITY INTEREST IN SUBSIDIARIES                   5,412           4,952

     Total liabilities                             36,538          31,534

Commitments and contingencies (Notes 12, 13 and 14)

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; authorized
  10,000,000 shares, 3,656,267 and
  3,555,792 shares issued, respectively                 4               4
  Paid-in capital                                   4,458           4,116
  Treasury stock, at cost, 132,098 shares held       (489)           (489)
  Retained earnings                                 4,484           4,225

      Total shareholders' equity                    8,457           7,856

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $44,995         $39,390


The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except per share information)

                                     For the Year Ended December 31,
                                     1999         1998         1997

Net sales                          $155,211    $118,362     $ 88,439
Cost of sales                       130,417      97,558       75,439

   Gross profit                      24,794      20,804       13,000

Selling, general and adminis-
  trative expenses                   21,036      16,369       10,858
Depreciation and amortization         2,196       1,536          956

   Total operating expenses          23,232      17,905       11,814

Income from operations                1,562       2,899        1,186

Other income and (expenses)
  Interest income                       172         128          377
  Interest expense                   (1,177)       (828)        (604)
  Other                                  37         152          480
  Gain on sale of assets                366         200          144

    Total other income and (expenses)  (602)       (348)         397

Income before income taxes and
  minority interest                     960       2,551        1,583
Income tax expense                      210         939          583
Minority interest                       491         444          399

   Net Income                       $   259     $ 1,168      $   601

Earnings per share:
Basic                               $   .07     $   .31     $    .16
Diluted                             $   .07     $   .31     $    .16

Weighted average common share
 and common share equivalents:
 Basic                            3,454,146   3,792,197    3,821,061
 Diluted                          3,459,798   3,796,864    3,862,826



The accompanying notes are an integral part of the financial statements.

                               METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997
                                (Dollars in Thousands)

                                    Additional
                   Common   Stock   Paid-In    Retained   Treasury
                   Shares   Amount  Capital    Earnings    Stock     Total


Balance - December
 31, 1996         3,310,138  $   3   $2,661     $2,456     $   -0-   $5,120

Stock issued dur-
 ing the year       820,090      1    3,598                           3,599
Warrants issued
 during the year                         60                              60
Treasury stock
  acquisitions                                                 (89)     (89)
Net income                                         601                  601

Balance - December
 31, 1997         4,130,228      4    6,319      3,057         (89)   9,291

Stock issued for
 401(K)/services     10,164              21                              21
Treasury stock
 acquisitions                                               (2,624)  (2,624)
Treasury stock
 retired           (584,600)         (2,224)                 2,224
Net income                                       1,168                1,168

Balance - December
 31, 1998         3,555,792      4    4,116      4,225        (489)   7,856

Stock issued dur-
 ing the year       100,475             342                             342
Net income                                         259                  259

Balance - December
 31, 1999         3,656,267  $   4   $4,458     $4,484     $  (489)  $8,457


   The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)

                                          For the Year Ended December 31,
                                              1999      1998       1997

  Cash flows from operating activities:
  Net income                                 $  259    $1,168     $  601
    Adjustments to reconcile net income
    to net cash from operating
    activities:
  Depreciation and amortization               2,196     1,536        956
  Loss (gain) on disposal of assets            (366)       10       (144)
  Deferred income taxes                          30      (149)      (249)
  Minority interest                             491       444        399
  Other                                         102        21        -0-
  Change in assets and liabilities (net
    of acquisitions and disposals):
  Decrease (increase) in:
    Accounts receivable, net                 (5,625)      398      2,029
    Inventories                                (340)      175       (364)
    Other current assets                        (48)     (184)       (77)
    Other assets                                (28)     (183)       143
  Increase (decrease) in:
    Accounts payable                          3,139      (415)    (2,321)
    Accrued liabilities                        (462)      479       (744)
    Taxes payable                              (419)     (343)       930

  Net cash (used in)/provided by operating
   activities                                (1,071)    2,957      1,159

  Cash flows from investing activities:
  Acquisition of subsidiaries, net
    of acquired cash                         (1,168)   (2,238)    (3,526)
  Cash proceeds from sale of property,
    plant and equipment                         100       376        178
  Purchases of property, plant and
    equipment                                (2,831)   (2,358)    (1,230)
  Investment in closely held business           157       (44)      (110)
  Note receivable payments                       85       295      2,112

  Net cash used in investing activities      (3,657)   (3,969)    (2,576)




                           Continued on next page

                            METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Continued)

                                         For the Year Ended December 31,
                                           1999        1998       1997

Cash flows from financing activities:
  Borrowings (payments) on revolving
    credit facilities, net                  4,125       1,334      (407)
  Increase in book overdraft                  471       1,126        157
  Borrowings on long-term debt              1,008       2,300      1,560
  Sale of minority interests in
   subsidiary                                 -0-         -0-         38
  Distribution to minority interest           -0-         -0-        (74)
  Payments on long-term debt               (1,590)     (1,399)    (3,131)
  Proceeds from common stock issued           -0-         -0-      3,659
  Purchase of treasury stock                  -0-      (2,124)       (89)
  Restricted cash                             622         (71)      (222)

    Net cash provided by
    financing activities                    4,636       1,166      1,491

Net(decrease) increase in cash and
   equivalents                                (92)        154         74

Cash and equivalents, beginning of
   period                                     380         226        152

Cash and equivalents, end of period        $  288      $  380    $   226

NON CASH INVESTING AND FINANCING ACTIVITIES

Disposal of assets in exchange for
  notes receivable from a related party $1,597 $ -0- $ -0-Acquisition of property, plant and
  equipment with debt                      $  -0-      $1,850    $   702
Capital lease assets and
  obligations assumed                      $  -0-      $  100    $ 1,095
Accounts receivable replaced with
  note receivable                          $  153      $  296    $   -0-
Stock issued for services/401(K) match     $  102      $   21    $   -0-
Stock issued for investment                $  240      $  -0-    $   -0-

Debt issued to purchase treasury stock     $  -0-      $  500    $   -0-

Other operating cash flow information:
  Cash paid for taxes                      $  984      $1,333    $   704
  Cash paid for interest                   $1,173      $  660    $   642




                           Continued on next page

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Continued)


                                         For the Year Ended December 31,
                                            1999      1998         1997

ACQUISITION OF SUBSIDIARIES
  Accounts and notes  receivable          $   263   $   487      $6,685
  Inventory                                   132       331       2,233
  Deferred tax asset                          -0-        47         262
  Property, plant and equipment               639     2,849       4,935
  Intangible assets                           529     1,709         -0-
  Accounts payable and accrued expenses       -0-      (474)     (5,861)
  Current portion, long term debt             (98)     (248)       (460)
  Revolving credit facility                   -0-       -0-      (2,100)
  Long term debt                             (297)     (830)     (1,291)
  Deferred tax liability                      -0-    (1,633)       (877)

    Cash paid                             $ 1,168    $2,238     $ 3,526


















   The accompanying notes are an integral part of the financial statements.

                              METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

NOTE 1  -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc. ("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. In October 1995, Meteor formed Meteor Marketing, Inc. ("Meteor Marketing"), a Colorado corporation, as a wholly owned subsidiary to hold the stock of its petroleum marketing and distribution subsidiaries and operations. The significant subsidiaries included in Meteor Marketing are: Graves Oil & Butane Co., Inc. ("Graves"), Meteor Stores, Inc. ("MSI"), Fleischli Oil Company, Inc. ("Fleischli"), and Tri-Valley Gas Co. ("Tri-Valley"). In addition, Meteor owns Meteor Holdings LLC ("MHL") and Innovative Solutions and Technologies, Inc. ("IST").

In April 1999, the Company acquired certain assets of Carroll Oil Company ("Carroll Oil") for $1.2 million in cash and a $0.4 million promissory note. The acquisition was financed with cash and short and long-term debt. Carroll Oil is a petroleum marketing company doing business in northeastern Colorado.

In December 1999, the Company sold its retail store operating subsidiary for $1.5 million: $0.2 million in cash paid in January 2000 and a $1.3 million secured note. No gain or loss was recognized on the sale. The sale will allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution. (See Note 10 - Related Party Transactions.)

In June 1998, the Company acquired all of the common stock of Tri-Valley Gas Co. for $2.4 million in cash and a $0.6 million promissory note. The purchase price was allocated to the assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $1.7 million and is being amortized on a straight-line basis over 15 years. Tri-Valley is a petroleum marketing and distribution company doing business in Colorado.

In November 1998, the Company acquired certain assets of R & R Oil Company ("R & R") for $0.9 million in cash and $1.2 million in notes. R & R was a petroleum marketing and distribution company doing business in Wyoming.

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

CASH AND CASH EQUIVALENTS - Cash and cash equivalents consist of short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less. At times, cash balances held at financial institutions are in excess of Federal Deposit Insurance Corporation insurance limits. The Company places its temporary cash investments with high-credit quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

RESTRICTED CASH - The Company has revolving bank credit facilities which require the use of depository accounts from which collected funds are transferred to the lender. The lender then applies these collections to the revolving credit facilities. These accounts are controlled by the lender.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Accounts receivable, net, accounts payable and accrued expenses are stated at fair value due to their short-term nature. The carrying value of notes receivable approximates fair value. The carrying value of debt approximates fair value since the debt is either very recent or has variable interest rates.

ACCOUNTS RECEIVABLE - The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to accounts receivable is primarily concentrated in the diesel, gasoline and greases and lubes segments.

INVENTORIES - Inventories are stated at the lower of cost or market. Inven-tories of petroleum products, greases and oils, and related products are stated at weighted average cost for MSI and the last in first out (LIFO) basis for Graves and Fleischli. Sundries inventories are valued by the retail method and stated on the first in, first out (FIFO) basis which is lower than market. The amount of inventory valued using the LIFO method is $3.3 million and $3.1 million at December 31, 1999 and 1998, respectively. The LIFO reserve at December 31, 1999 and 1998 is $219,000 and $42,000, respectively.

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

DEPRECIATION - Depreciation is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES

       Buildings and improvements                      5 to 40 years
       Equipment                                       5 to 20 years

COST IN EXCESS OF NET ASSETS ACQUIRED AND OTHER INTANGIBLES - The Company periodically evaluates its costs in excess of net assets acquired (goodwill) and its other intangibles to determine whether any impairment of these assets has occurred. In making such determination the Company evaluates performance using cash flows, on an undiscounted basis, of the underlying businesses or assets which gave rise to such amount. Any impairments are recognized using discounted cash flows. The assets acquired in these transactions continue to contribute a significant portion to the Company's net revenues and earnings.

Goodwill attributable to subsidiaries acquired are being amortized on the straight-line method over fifteen years.

Other intangibles, including the costs of license agreements, covenants not to compete and organization costs, is amortized over five years using the straight-line method.

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

ENVIRONMENTAL EXPENDITURES - The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines and records its liability on a site by site basis at the time when it is probable and can be reasonably estimated. The Company's estimated liability is recorded net of the anticipated participation of other potentially responsible parties in those instances where it is probable that such parties are legally responsible and financially capable of paying their respective shares of the relevant costs.

EARNINGS PER SHARE - Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,366,749, 1,867,733 and 849,300 for the years ended December 31, 1999, 1998 and 1997, respectively, and are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,043,305, 1,014,635 and 1,122,864, for the years ended December 31, 1999, 1998 and
1997, respectively, are omitted as they are antidilutive.

                                         1999       1998      1997
                                         ----       ----      ----
Denominator:
 Average common shares outstanding    3,454,146  3,792,197  3,821,061
 Average dilutive stock options and
  warrants                                5,652      4,667     41,765

    Diluted shares                    3,459,798  3,796,864  3,862,826

NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued FAS no. 137 which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt FAS No. 133 in the first quarter of fiscal 2001, but does not expect such adoption to materially affect its financial statement presentation.

NOTE 2 -- PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows at December 31:

                                                 (Dollars in Thousands)
                                                 1999             1998
       DESCRIPTION

       Land                                     $  3,108         $ 3,258
       Buildings and improvements                  5,133           5,406
       Equipment                                  13,466          13,722
       In process                                    320             100

                                                  22,027          22,486

       Accumulated depreciation                   (4,122)         (3,251)

       Net property, plant and
        equipment                               $ 17,905         $19,235

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,905,000, $1,476,000 and $916,000, respectively.

Equipment under capital leases included in the above are as follows at December 31:

                                                   (Dollars in Thousands)
                                                     1999           1998

     Equipment                                     $   107       $   490
     Accumulated amortization                          (35)          (89)

        Net leased property                        $    72       $   401

NOTE 3  - INTANGIBLES

Intangibles are as follows at December 31:

                                                 (Dollars in Thousands)
                                                  1999            1998

    Goodwill                                     $ 1,166         $ 2,098
    Other intangibles                                605             213
    Accumulated amortization                        (362)           (243)

                                                 $ 1,409         $ 2,068

Amortization expense for the years ended December 31, 1999, 1998 and 1997 was $291,000, $60,000, $40,000, respectively.

NOTE 4 -- INVESTMENTS IN CLOSELY HELD BUSINESSES

The Company owns 33% of American L.P., Ltd. ("American L.P."). The investment was acquired in December 1995, for $100,000. The Company reports its investment in this limited liability Company using the equity method. This investment is not publicly traded. The carrying value was $-0- at December 31, 1999. During the fourth quarter of 1999, the Company wrote down its investment by $73,000 based upon the deterioration in the financial condition of American L. P.

At December 31, 1999, the Company has a $690,000 investment in Meteor Holdings LLC ("MHL") and owns 73% of MHL. MHL owns an interest of approximately 1.5% in Saba Power Company, Ltd. (the "Power Project"). MHL's investment in the Power Project and the Company's investments in MHL are reported using the cost method. Saba Petroleum Company ("Saba"), a related party, invested $250,000 and owns approximately 27% of MHL. The MHL percentage interest in the Power Project, however, could be reduced in the event that other share-holders are required to make additional contributions to equity. The Company is not required to invest any additional capital related to the Power Project. If costs of the project exceed budget and capital is required then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

The Company owns 50% of two entities, its investments in which are accounted for under the equity method. Neither of these entities has securities that are publicly traded.

NOTE 5  -- REVOLVING CREDIT FACILITY

The Revolving Credit Facility is an $11,000,000 facility which bears interest at the lender's base rate plus 0.5% (8.5% and 8.25% at December 31, 1999 and 1998, respectively), is due May 31, 2000 and is collateralized by trade accounts receivable and inventory.

During 1998, the Company renegotiated its revolving bank credit facility with the lender. The new facility consolidated individual facilities for the Company's subsidiaries to one facility, and reduced the interest rate from base rate plus 1.5% to base rate plus 0.5%.

The revolving bank credit facility agreement requires the Company to periodically provide financial information to the lender and to maintain certain net worth, performance ratio levels and limits capital expenditures.

During the year, the Company has been in default on timely filing of financial information to the lender. In addition, the Company was in violation of net worth and net income requirements for one of the subsidiaries during the year but not at year end. At year end, one of the subsidiaries was in violation of the capital expenditures limitation covenant. These defaults were attributable to temporary situations not associated with the Company's operating results taken as a whole. Waivers of these defaults were obtained from the lender.

The Company is currently working with the lender to renegotiate and extend this facility. If the facility is not renewed by the lender, long-term debt in the amount of $1,690,000 at December 31, 1999, is due upon demand from the lender.

NOTE 6 -- LONG-TERM DEBT

Long-term debt is as follows at December 31:

                                                   (Dollars in Thousands)
                                                   1999            1998

Notes payable to banks with monthly payments
ranging from $696 to $47,744, interest at 8.5%
to 12.75%, maturing from April 2000 to May
2014; collateralized by property and
equipment                                           $ 3,925        $ 4,135

Notes payable to suppliers with monthly payments
of $4,853 and $7,863, interest at 8.0% and 9.55%,
maturing in December 2006 and July 2007;
collateralized by property and equipment.               789            908

Notes payable to individuals with monthly payments
ranging from $1,111 to $18,805, interest at 7.0%
to 8.5%, maturing from June 2000 through November
2013; collateralized by property and equipment.       2,047          2,378

Note payable to related party with monthly payments
of $30,000, interest at 10.0%, maturing in June
1999; no collateral.                                    -0-            147

Notes payable to financial institutions with
monthly payments ranging from $485 to $4,185,
interest at 8.75% to 10.0%, maturing from February
2002 to January 2005; collateralized by vehicles
and equipment                                           503            -0-

Note payable to others with monthly payment of
$257, interest at 9.95%, maturing in April 2000;
collateralized by equipment.                              1              7

Capital Leases payable (Note 14)                         38            359

     Total                                            7,303          7,934

Current portion                                      (1,438)        (1,544)

     Long-term debt                                 $ 5,865        $ 6,390

Maturities of long-term debt and capital leases are as follows for the years ended December 31:


                2000                                  1,438
                2001                                  1,347
                2002                                  1,888
                2003                                    890
                2004                                    456
                Thereafter                            1,284

                   Total                            $ 7,303

NOTE 7 -- MINORITY INTEREST IN SUBSIDIARIES

The Series A Convertible Preferred Stock of Graves is limited voting stock and is entitled to cumulative annual dividends at a rate of 8% of the liquidation value. These securities are convertible into common stock of either Graves or Meteor at the option of the holder(s), and at the bid price on the date of conversion, not to exceed 22.2% of the outstanding shares of Meteor. The record holder has the right to vote on matters which affect the rights of the class and to elect two of the seven members of Graves' board of directors. In the event of default under the Meteor promissory note issued to purchase the Graves common stock, the holder of the Series A Convertible Preferred Stock has the ability to elect all of the Graves directors. The Company may at any time redeem all or any portion of the Series A Convertible Preferred Stock outstanding at an amount equal to the liquidation value plus all accrued and unpaid dividends. At any time after September 15, 2000, the record holder shall have the right to have the Company redeem all or any portion of the shares outstanding at the price stated above. No dividends have been declared by the board of directors. Dividends in arrears amount to $1,795,000 and $1,512,000 as of December 31, 1999 and 1998, respectively.
The minority interest is recorded at its discounted value in the amount of $5,162,000 and $4,672,000 at December 31, 1999 and 1998, respectively.
Dividends and accretion of the preferred stock discount are reflected in minority interest on the income statement. The Company is currently discussing the extension of the redemption date with the holder(s) of the preferred stock.

The Company owns 73% of MHL which owns 100% of Capco Resources, Inc. The minority interest of 27% is recorded at its cost basis of $250,000.

NOTE 8 -- INCOME TAXES

The provision for income taxes consists of the following components for the years ended December 31:
                                              (Dollars in Thousands)
                                            1999        1998         1997

     Current tax expense                  $  180      $1,088       $  832
     Deferred tax expense (benefit)           30        (149)        (249)

          Total provision                 $  210      $  939       $  583

The following reconciles the income tax provision with the expected provision obtained by applying the federal statutory rate to pretax income for the years ended December 31:

                                              (Dollars in Thousands)
                                            1999        1998         1997

      Expected tax provision              $  326      $   867      $   538
      Nondeductible expenses                  35            9            9
      Change in state income tax rate       (171)         -0-          -0-
      State income taxes, net of
       federal benefit                        20           63           36

          Total provision                 $  210      $   939      $   583


The components of deferred income taxes are as follows at December 31:

                                         (Dollars in Thousands)
                                            1999        1998
     Deferred tax asset:
      Accounts receivable                 $   128     $   136
      Inventory                                94          20
      Accrued environmental costs              29          71
      Other                                    84          56

         Total deferred tax asset         $   335     $   283

     Deferred tax liability:
      Depreciation and amortization       $(2,606)    $(3,686)

         Total deferred tax liability     $(2,606)    $(3,686)

NOTE 9 -- DEFINED CONTRIBUTION PLAN

The Company has various 401(k) Profit-Sharing Plans. Employee contributions to the plans are voluntary through a salary reduction agreement up to a maximum of 25% of compensation. Matching contributions and other additional contributions may be made by the Company at its sole discretion. The Company's contributions and payments for administrative fees for the years ended December 31, 1999, 1998, and 1997 were $120,000, $38,000, and $31,000, respectively.

NOTE 10 -- RELATED PARTY TRANSACTIONS

Effective December 31, 1999, the Company completed the sale of its sub-sidiary, MSI, to Capco Energy, Inc. ("Capco"), an affiliate of the Company.

MSI leases and operates twenty convenience stores (three of which are third party leases which expire at the end of February 2000) in Colorado and New Mexico. The sale of this operating subsidiary was made to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution. The Company, through a five year supply contract with Capco, will continue to be the supplier of refined petroleum products to these stores.

The total sale price for the sale of MSI is approximately $1,500,000. $250,000 was paid in cash at closing and the Company received a promissory note for $1,250,000 payable in monthly installments of interest only during calendar year 2000 and the balance amortized over a 10 year period with a balloon payment of the remaining principal balance on December 31, 2001. Payments may be made either in cash or shares of the Company's Common stock at a value of $3.00 per share. The promissory note bears interest at 9.25% per annum and is secured by all of the outstanding shares of MSI and by 210,000 shares of the Company's shares held by the purchaser of MSI. No gain or loss was recognized on the sale.

Capco, through a majority-owned subsidiary, currently owns approximately 34% of the Company's Common Stock. Ilyas Chaudhary, a Director of the Company, is an officer, director and a principal shareholder of Capco, Dennis Staal, a Director of the Company, is also an officer of Capco and beneficially owns 35,000 common shares of Capco and 2,286 shares of Series A Preferred shares. Irwin Kaufman, a Director of the Company, is also a director of Capco and owns 20,000 common shares of Capco. Edward Names, President and CEO of the Company personally and through immediate family members may be deemed to beneficially own 64,580 common shares of Capco and 2,286 shares of Series A Preferred shares of Capco.

In September 1999, the Company sold 150,000 shares of a Canadian corporation previously held in escrow to Capco Acquisub, Inc. a subsidiary of Capco for a $300,000 promissory note payable over eighteen months at 8% interest payable in cash or shares of the Company's stock at the discretion of Capco Acquisub, Inc.

On September 30, 1999, the Company acquired a 49.5% interest in Meteor Office LLC ("Meteor Office") in exchange for 64,000 shares of Meteor Industries, Inc. common shares. Certain officers and employees of the Company have an equity interest in Meteor Office. Meteor Office is a 50% partner in a joint venture that purchased and operates an office/residential building in Denver,
Colorado.   The Company's corporate offices are located in the office/
residential building and are leased from the joint venture at terms that the Company believes are consistent with the market price for such facilities.

The Company leases certain real estate from the preferred stockholder of a subsidiary. The leases were part of the negotiation for the purchase of the subsidiary in September 1993. For the years ended December 31, 1999, 1998 and 1997, rents paid were $61,000, $60,000 and $55,000, respectively.

The Company in 1997, sold its products, at prices consistent with pricing to other customers, to other entities controlled by the preferred stockholder of a subsidiary. Similar sales in 1999 and 1998 were negligible.

The Company leases a commercial office building and warehouse from a corporation controlled by a director of one of the Company's subsidiaries. During the years ended December 31, 1999, 1998 and 1997, lease payments amounted to $50,400, $50,400 and $21,000, respectively.

The Company leases rolling stock from various related parties under capital lease agreements. The total obligation paid under these agreements for the years ended December 31, 1999, 1998 and 1997 was $62,000, $69,000 and
$58,000, respectively.

The Company sells products to and purchases products from entities controlled by a director of one of the Company's subsidiaries. During the years ended December 31, 1999, 1998 and 1997, revenues reported amounted to $4,000, $66,000 and $227,000, respectively. During the years ended December 31, 1999, 1998 and 1997, purchases amounted to $7,000, $21,000 and $23,000, respectively.

The Company has a consulting agreement with a director of one of the Company's subsidiaries. During the years ended December 31, 1999, 1998 and 1997, total fees paid were $3,500, $12,000 and $6,500, respectively.

NOTE 11 -- ENVIRONMENTAL PROTECTION EXPENDITURES

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

Included in selling, general and administrative expenses, for the years ended December 31, 1999, 1998 and 1997, are $136,000, $144,000 and $119,000,
respectively, for site assessment, related cleanup costs and regulatory compliance. Included in other assets at December 31, 1999 and 1998, are unreimbursed costs from the States of $91,000 and $46,000, respectively. Included in accrued expenses at December 31, 1999 and 1998 are $79,000 and $194,000, respectively, for environmental remediation which management believes is adequate to cover known remediation problems.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

The Company is a co-signer on a note for its 50% owned equity investment in Coors Pyramid LLC. The amount payable on the note at December 31, 1999 and 1998 is $381,000 and $426,000, respectively.

At December 31, 1999, the Company has guaranteed a $1,350,000 note payable on the office building in which the Company's corporate offices are located. (See Note 10 - Related Party Transactions).

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operations.

In August 1999, the Company signed a definitive agreement to acquire Jardine Petroleum Company ("Jardine"). Jardine is a petroleum distribution company with operations primarily in Utah. The closing date is estimated to occur before the end of the second quarter of the year 2000.

NOTE 13 -- OPERATING LEASES

The Company has entered into various noncancelable leases for land, buildings and equipment with terms ranging from 3 to 15 years. Under most leasing arrangements the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Total rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997, was $1,210,000, $1,086,000 and $844,000, respectively.

Minimum future obligations on leases in effect at December 31, 2000, are as follows:

                                              (Dollars in Thousands)

           2000                                     $  906
           2001                                        902
           2002                                        576
           2003                                        340
           2004                                        305
           Thereafter                                  611

           Total                                    $3,640

NOTE 14 -- CAPITAL LEASES

Future maturities of capital leases are as follows for the years ending December 31:

                                               (Dollars in Thousands)

           2000                                     $   42
           2001                                          2

           Total minimum lease payments                 44

           Less: amount representing interest           (6)

           Present value of minimum lease payments  $   38


NOTE 15 -- STOCK OPTION AND INCENTIVE EQUITY PLANS

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

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997, is presented below:

                      1999                 1998                   1997
              ------------------   --------------------- ------------------
                      WEIGHTED             WEIGHTED                WEIGHTED
                      AVERAGE              AVERAGE                 AVERAGE
              SHARES  EXERCISE             EXERCISE                EXERCISE
                       PRICE       SHARES   PRICE        SHARES    PRICE
              ------ ----------    ------- --------      ------    ---------
Outstanding
 at beginning
 of year      792,950    $ 3.73    599,300   $ 3.82       363,300  $  3.57
Granted at
 market        54,384    $ 3.00    135,550   $ 3.57       215,000  $  3.77
Granted ex-
 ceeding
 market       436,072    $ 3.45   294,000   $ 3.92         65,000  $  5.71
Exercised         -0-       -0-       -0-   $  -0-           -0-   $   -0-
Forfeited    (213,800)   $(3.79) (235,900)  $(4.21)       (44,000) $ (4.22)

Outstanding
 at end of
 year       1,069,606    $ 3.57   792,950   $ 3.73       599,300  $  3.82

Options exer-
 cisable at
 Year-End     641,749    $ 3.57   525,233   $ 3.68       214,834  $  3.69

Options Avail-
 able for Future
 Grant        180,394      N/A    457,050      N/A       115,700      N/A

          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
          -------------------                           -------------------
                                WEIGHTED
                                AVERAGE       WEIGHTED               WEIGHTED
YEAR     RANGE OF     NUMBER    REMAINING     AVERAGE                AVERAGE
OPTIONS  EXERCISE     OUTSTAN-  CONTRACTUAL   EXERCISE   NUMBER      EXERCISE
GRANTED  PRICES       DING      LIFE          PRICE      EXERCISABLE PRICE
-------  --------     --------  -----------   --------   ----------- --------
 1993      $3.00        21,500   3.8 years      $3.00       21,500    $3.00
 1994      $5.25        15,600   4.1 years      $5.25       15,600    $5.25
 1995 $3.00 to $3.50   236,000    .8 years      $3.46      236,000    $3.46
 1996      $3.50        50,000   1.4 years      $3.50       30,000    $3.50
 1997 $3.50 to $5.77    90,000   2.1 years      $4.14       60,666    $4.10
 1998 $3.06 to $4.50   216,050   3.9 years      $3.67      177,983    $3.56
 1999 $2.75 to $3.75   440,456   3.9 years      $3.43      100,000    $3.43
      -------------- ---------   ---------     -------    ---------   -----
      $2.75 to $5.77 1,069,606   3.0 years      $3.57      641,749    $3.57

Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the pro forma amounts indicated below:

                          (Dollars in thousands except per share information)
                                        1999         1998         1997

Net Income:          As reported       $ 259        $1,168      $  601
                     Pro Forma         $(103)       $1,010      $  408

Earnings per share:  Basic
                     As reported       $ .07        $  .31      $  .16
                     Pro Forma         $(.03)       $  .27      $  .11

                     Diluted
                     As reported       $ .07        $  .31      $  .16
                     Pro Forma         $(.03)       $  .27      $  .11

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; expected lives of
4.54 years for 1999, 3.49 years for 1998 and 2.96 for 1997; expected volatility of 69%, 63%, and 60% for 1999, 1998 and 1997, respectively; and a risk free rate of return of 5.88, 5.29, and 5.87 percent, respectively. The weighted average fair value of those purchase rights granted in 1999, 1998 and 1997 was $1.60, $1.64 and $1.78 respectively.

NOTE 16 - SHAREHOLDERS' EQUITY

REDEEMABLE WARRANTS

In June of 1997, the Company sold redeemable warrants ("redeemable Warrants") to purchase up to 690,000 shares of Common Stock as part of a public offering. In May of 1999, the Company extended by two years the expiration date of its publicly traded warrants. The 690,000 redeemable purchase warrants now expire on June 4, 2001.

In 1998, the Company issued a total of 560,000 warrants in exchange for services by non-employees and non-affiliates. The average exercise price of these warrants is $3.67 per share. In 1998, 350,000 of these warrants were cancelled. In 1999, 210,000 of these warrants expired.

In April of 1999, the Company issued 113,750 warrants to outside consultants. The warrants have an exercise price of $2.90 per share and expire on April 2003.

PRIOR UNDERWRITING WARRANTS

In connection with the Company's initial public offering, the Company issued to the managing underwriter 17,000 warrants to purchase shares of Common Stock at $1.00 per share. 10,000 warrants have been exercised and 7,000 remain outstanding. These warrants are exercisable until June 30, 2000.

PRIVATE PLACEMENT WARRANTS

In February and March 1997, the Company sold warrants to purchase up to 130,000 shares of Common Stock as part of a private placement. These warrants are exercisable at $5.00 per share during the period from March 28, 1998 to March 27, 1999. These warrants expired in 1999.

TREASURY STOCK

The Company began in November 1997 acquiring shares of its common stock in connection with stock repurchase programs. The programs authorize the Company to purchase up to $2,700,000 in common shares on the open market or pursuant to negotiated transactions at price levels the Company deems attractive. The Company purchased 19,000 shares of common stock in 1997 at an aggregate cost of $89,000 and 698,000 shares of common stock in 1998 at an aggregate cost of $2,600,000. Of the shares purchased in 1998, 533,000 shares were purchased from a Director at a cost of $2,000,000. As of December 31, 1998, 585,000 shares were retired.

NOTE 17 - BUSINESS SEGMENTS

The Company operates in six business segments: gasoline, diesel, propane, grease and lubes, convenience store items and other products (anti-freeze, chemicals, services, hardware and miscellaneous items). Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. Two of the most significant factors used in evaluating the operating performance are: revenue and gross profit before depreciation as presented below:

                                           Year ended December 31,
                                         1999         1998        1997
Net sales
  Gasoline                            $ 41,480    $  28,136      $ 30,471
  Diesel                                77,741       56,704        35,124
  Propane                                4,803        3,848         3,937
  Greases and lubes                     16,744       16,916         7,542
  Convenience store items                6,696        5,672         5,338
  Other                                  7,747        7,086         6,027

  Total net sales                     $155,211     $118,362      $ 88,439

Gross profit, before depreciation
  Gasoline                            $  4,847     $  4,280      $  3,561
  Diesel                                 8,253        6,181         2,999
  Propane                                1,946        1,414           917
  Greases and lubes                      3,508        3,445           909
  Convenience store items                1,664        1,547         1,510
  Other                                  4,576        3,937         3,104

  Total gross profit                  $ 24,794     $ 20,804      $ 13,000


Reconciliation to net income:
  Selling, general and administrative $ 21,036     $ 16,369      $ 10,858
  Depreciation and amortization          2,196        1,536           956

  Income from operations                 1,562        2,899         1,186

  Other income (expense)                  (602)        (348)          397
  Income tax expense                       210          939           583
  Minority interest                        491          444           399

  Net income                          $    259     $  1,168      $    601

The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 18 - QUARTERLY INFORMATION (UNAUDITED)

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                         (Dollars in Thousands except per share)

 1999              Total       Fourth      Third        Second      First
-------------  -----------  ----------- -----------  ----------- -----------
Sales          $ 155,211    $  46,437   $  44,659    $  36,965   $  27,150
Gross profit   $  24,794    $   6,541   $   6,911    $   5,899   $   5,443
Income (loss)-
 before in-
 come taxes
 and minority
 interest      $     960    $    (898)  $     660    $     559   $     639
Net income
 (loss)        $     259    $    (547)  $     294    $     231   $     281
Net income
 (Loss) per
 share
 Basic         $     .07    $    (.17)  $     .09    $     .07   $     .08
 Diluted       $     .07    $    (.16)  $     .08    $     .07   $     .08

 1998              Total       Fourth      Third        Second      First
-------------  -----------  ----------- -----------  ----------- -----------
Sales          $ 118,362    $  30,496   $  31,467    $  29,575   $  26,824
Gross profit   $  20,804    $   5,773   $   5,545    $   4,747   $   4,739
Income before
 income taxes
 and minority
 interest      $   2,551    $     514   $     790    $     639   $     608
Net income     $   1,168    $     213   $     389    $     293   $     273
Net income
 per share
 Basic         $     .31    $     .06   $    0.11    $    0.07   $    0.07
 Diluted       $     .31    $     .06   $    0.11    $    0.07   $    0.07

                                   SCHEDULE 2


                      VALUATION AND QUALIFYING ACCOUNTS
                           (Dollars in Thousands)

                                           Additions
                     Balance                Charged               Balance
                     beginning    Charged   to other              end
Description          of the year  to costs  accounts  Deductions  of year
-----------          -----------  --------  --------  ----------  --------

                                          1999
                                          ----

Inventory reserve      $   41      $    22  $    -0-    $ (27)    $   36
Bad debt reserve -
 Accounts receivable   $  201      $   249  $    -0-    $(217)    $  233
Bad debt reserve -
 Notes receivable      $  167      $    56  $    -0-    $(109)    $  114


                                          1998
                                          ----

Inventory reserve      $   38      $   27    $   -0-     $ (24)    $   41
Bad debt reserve -
 Accounts receivable   $  455      $   40    $    11(a)  $(305)    $  201
Bad debt reserve -
 Notes receivable      $  101      $   85    $   -0-     $ (19)    $  167


                                          1997
                                          ----

Inventory reserve      $    8      $   30    $   -0-     $ -0-     $   38
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

                                    METEOR INDUSTRIES, INC.

                                        /s/ Edward J. Names
Dated: April 14, 2000               By:_________________________________
                                       Edward J. Names, President


                                        /s/ Richard E. Kisser
Dated: April 14, 2000               By:_________________________________
                                       Richard E. Kisser, Secretary/
                                       Treasurer, Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                                         /s/ Ilyas Chaudhary
Dated: April 14, 2000                By:____________________________________
                                        Ilyas Chaudhary, Director

                                         /s/ Edward J. Names
Dated: April 14, 2000                By:____________________________________
                                        Edward J. Names, President, Chief
                                        Executive Officer and Director

                                         /s/ Dennis R. Staal
Dated: April 14, 2000                By:____________________________________
                                        Dennis R. Staal, Director


                                         /s/ Irwin Kaufman
Dated: April 14, 2000                By:____________________________________
                                        Irwin Kaufman, Director

                                         /s/ Richard E. Dana
Dated: April 14, 2000                By:____________________________________
                                        Richard E. Dana, Director