Form 10-K/A
period 1999-12-31
METEOR INDUSTRIES INC
filed 2000-05-01
CIK 912875

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

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

       Name           Age                 Positions and Offices Held
  ---------------     ---      -------------------------------------------
  Edward J. Names      48      President, Chief Executive Officer and
                               Director

  Richard E. Kisser    45      Chief Financial Officer and Secretary/
                               Treasurer

  Dennis R. Staal      51      Director

  Ilyas Chaudhary      52      Director

  Irwin Kaufman        63      Director

  Richard E. Dana      56      Director

  Paul W. Greaves      47      Chief Exeuctive Officer of Subsidiaries

There is no family relationship between any Director or Executive Officer of the Company.

Capco Acquisub, Inc. has the right to appoint two Directors, however only one, Ilyas Chaudhary, is currently representing Capco Acquisub, Inc.

On November 10, 1998 an Annual Meeting of the Board of Directors was held. A compensation committee was established and Irwin Kaufman, Richard Dana and Dennis Staal were appointed to the committee. Also established was an Audit Committee. Irwin Kaufman, Richard Dana and Edward Names were appointed to the audit committee. Since November 10, 1998, the Compensation Committee has met two times and the audit committee has met once as of the date of this filing.

Set forth below are the names of all Directors and Executive Officers of the Company and its major subsidiaries, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

EDWARD J. NAMES - President, Chief Executive Officer and Director. Mr. Names has been President and a Director of Meteor since it was incorporated in 1993. Mr. Names has extensive experience in mergers and asset acquisitions as well as small business matters such as business planning, financing, management and contract negotiation. Mr. Names was President of Alfa Resources, Inc. and its subsidiaries from 1983 to 1995 and resigned as a director in 1997. In 1987, Mr. Names became Special Counsel to the law firm of Wills and Sawyer, P.C., Denver, Colorado, and maintained that relationship until December 1992. Mr. Names was associated with the firm of Nelson & Harding, Denver, Colorado, from 1980 to 1981, and the law firm of Schmidt, Elrod & Wills, Denver, Colorado, where he practiced corporate and securities law and became a Partner in October 1982. Mr. Names received a Bachelor of Arts Degree in Economics from the University of Colorado in 1973, and a Juris Doctorate from the University of Denver College of Law in 1980. He devotes his full time to the business of the Company and its subsidiaries.

RICHARD E. KISSER, Chief Financial Officer, Secretary/Treasurer and Vice President, Accounting and Finance. Mr. Kisser was hired in June 1998 and was appointed by the Board of Directors as the Vice President, Accounting and Finance in August 1998. On March 1, 1999 Mr. Kisser was appointed as Secretary/Treasurer for the Company by the Board of Directors and became the Company's Chief Financial Officer on June 16, 1999. Mr. Kisser graduated from Central Michigan University, where he received a Bachelor of Science degree in Accounting and Business Management in 1978. From 1978 through 1981, he was an In-Charge Staff Accountant with Pricewaterhouse LLP. (now Pricewater-houseCoopers LLP). From 1981 through 1997, Mr. Kisser was employed by Total Petroleum, Inc. He started as Assistant Manager of Corporate Accounting in 1981. In 1983 he was appointed Manager of Crude Oil of Accounting and held that position until 1988. In 1988 he was promoted to Manager of Financial Services and held that position until 1989 when he became Manager of Crude Oil and Products Accounting. He held that position until 1990 when he was promoted to Director of Internal Audit.

DENNIS R. STAAL - Director and Chief Financial Officer. Mr. Staal was a Director of the Company since July 1993 and was Secretary/Treasurer from July, 1993 to March 1999. Mr. Staal was Chief Financial Officer from July 1993 until April 1, 1999. He also serves as a director of some of the Company's subsidiaries. Mr. Staal is a graduate of the University of Nebraska, where he received a Bachelor of Science degree in Business Administration in 1970.
From 1970 through 1973, he was a CPA with Arthur Andersen & Co. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha.
From 1977 through 1981, he served as a Director of Wulf Oil Corporation and as President of such company from 1979 to 1981. From 1979 through 1982, he served as a Director of Chadron Energy Corporation, and as Director of the First National Bank of Chadron. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1986 to 1991, Mr. Staal was Director and President of Saba Petroleum Company. Mr. Staal is currently a director and Chief Financial Officer of Capco Energy, Inc. and a director and Chief Financial Officer of Stansbury Holdings Corporation. As of April 1, 1999, Mr. Staal devotes approximately 50% of his time to the business of the Company as a consultant.

ILYAS CHAUDHARY - Director. Mr. Chaudhary has been a Director of the Company since November 1995. He has also been an officer and director of Capco Resources, Inc. ("CRI"), which became been a wholly-owned subsidiary of the Company, in October 1993. He was an officer and a director of Saba Petroleum Company, (now Greka Energy Corporation) a publicly held oil and gas company
from 1985 until 1998.   Mr. Chaudhary is a director and controlling
shareholder of Capco Energy, Inc. and Capco Resources Ltd.,an Alberta Stock Exchange listed company and also Meteor's largest shareholder. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

IRWIN KAUFMAN - Mr. Kaufman has been a director of the Company since August 1997. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. He has worked as a financial consultant for the last several years. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation. Mr. Kaufman provides consulting services to the Company on an as needed basis. Mr. Kaufman also serves as a director on the board of directors for Capco Energy, Inc.

RICHARD E. DANA - Mr. Dana has been a director of the Company since September 1998. Mr. Dana is a business manager with experience covering thirty years, the last 26 years of which were in the petroleum industry in both the upstream (oil and gas exploration and production)and the downstream (refining and marketing) sectors. From 1971 until 1998 Mr. Dana was employed by Total Petroleum Ltd starting as a Controller in 1971, then as Treasurer in 1980 and became a Senior Vice President and Chief Financial Officer in 1989. Mr. Dana provides consulting services and temporary management services to varied enterprises, including the Company on an as needed basis.

PAUL W. GREAVES - Chief Executive Officer of the Company's subsidiaries and General Manager of Operations for the Company since April 1996. Mr. Greaves is Chief Executive Officer of the following subsidiaries: Meteor Marketing, Inc. (formerly Pyramid Stores, Inc. and Fleischli Oil Company, Inc.) and its subsidiaries, Graves Oil & Butane Co., Inc. and Meteor Stores, Inc. (formerly Hillger Oil Company). Prior to working for the Company, Mr. Greaves held the position of Regional Manager, Rocky Mountain Region, for Propane Continental of Overland Park, Kansas, from April 1994 to April 1996. From 1989 until 1994, Mr. Greaves was Director of Business Development for the Wescourt Group of Denver, Colorado, a petroleum marketing and distribution holding company. Mr. Greaves devotes his full time to the business of the Company and its subsidiaries described above.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following information regarding the executive compensation for the Company's Chief Executive Officer and President for the fiscal years ended December 31, 1999, 1998, and 1997. No other Executive Officer received salary and bonus in excess of $100,000 during such periods.

                    SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                                              ----------------------------
                      Annual Compensation          Awards        Payouts
                   -------------------------  ----------------- ----------
                                                        Securi-
                                                        ties
                                                        Under-
                                      Other   Re-       lying               All
                                      Annual  stricted  Options/            Other
Name and Principal                    Compen- Stock     SARs     LTIP       Compen-
    Position      Year  Salary  Bonus sation  Award(s) (Number)  Payouts    sation
----------------- ---- -------- ----- ------ --------- -------   ---------  ------
Edward J. Names   1999 $125,000  --   $ 9,015*    --     77,069        --       --
 President and    1998 $105,000   -   $ 8,078*    --     36,910        --       --
Chief Executive   1997 $105,000  --   $ 5,500*    --         --        --       --
 Officer

___________________

* Represents premiums paid on health insurance policies and the use of a Company vehicle.

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                 INDIVIDUAL GRANTS

                                                                  Potential
                                                                  Realizable
                               Percent                            Value at Assumed
                 Number of     Of Total                           Annual Rates
                 Securities    Options/SARs  Exercise             Of Stock Price
                 Underlying    Granted To    Or Base              Appreciation
                 Options/SARs  Employees In  Price    Expiration  For Option Term
Name             Granted (#)   Fiscal Year   ($/Sh)   Date        5%($)    10%($)
---------------  ------------  ------------  -------- ----------  ------   -------

Edward J. Names    50,000       11.4%        $3.75    1/10/04    $ 3,942  $54,077
                   19,984        4.5%        $3.17    4/13/04    $13,166  $33,204
                    7,085        1.6%        $3.30    8/31/04    $ 3,747  $10,851


                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                        Securities
                                        Underlying         Value of Unexer-
                    Shares              Unexercised        cised in-the
                    Acquired            Options SARs       Money Options/
                    On                  At FY-end          SARs AT FY-end
                    Exercise  Value     Exercisable/       Exercisable/
      Name          (Number)  Realized  Unexercisable      Unexercisable
----------------   ---------  --------  -------------      ----------------

Edward J. Names         -0-       -0-   213,979/37,085        $-0-/$-0-


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

DENNIS R. STAAL, Director of the Company has a three year consulting agreement which provides for a fee of $430.00 per day for services as well as restricted stock bonuses as approved by the Company's compensation committee. He devotes approximately 50% of his time to the business of the Company and its subsidiaries. The Company may terminate Mr. Staal's consulting agreement at any time and be obligated for a maximum payment of approximately $50,000. The agreement includes a covenant not to compete for nine months after termination if Mr. Staal terminates the contract.

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

STOCK OPTION PLAN

A stock option plan providing for the issuance of incentive stock options and non-qualified stock options to Meteor's employees was approved by Meteor's shareholders on April 15, 1993. Pursuant to the Plan, 500,000 shares of Meteor's $.001 par value Common Stock have been reserved for issuance. As of April 29, 2000, and after reducing the number of expired options, 500,000 options were issued and outstanding under the Plan.

INCENTIVE EQUITY PLAN

The Board of Directors adopted the 1998 Incentive Equity Plan of the Company (the "Incentive Plan") on November 10, 1998, which was approved by the Stockholders at the Special Meeting of Shareholders held on the same day. On April 11, 2000, the Board of Directors amended the Incentive Plan to increase the number of options that can be awarded from 750,000 shares to 2,000,000 shares. Such amendment shall be presented to the shareholders of the Company for their approval at the next annual meeting.

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

In January of 1999, an officer was granted incentive stock option to purchase 10,000 shares at the exercise price of $3.00 per share. These options vest over a three period.

In January 1999, the five members of the Board of Directors of the Company were issued 250,000 options for services as Directors of the Company. Such options are more fully described below under Director's Compensation.

In April 1999, 78,987 options were issued to officers and employees of the Company. 59,003 of such options vested in April 2000 and are exercisable for five years with an exercise price of $2.87. 19,984 of such options were granted to Edward Names, Director, President and Chief Executive Officer. Such options vested in April 2000 and are exercisable for five years with an exercise price of $3.17.

In August of 1999, Meteor issued a total of 51,469 options to certain employees of the Company as part of the Company 1998 bonus plan. 44,384 of such options will vest on August 31, 2000 with an exercise price of $3.00. These options expire on August 31, 2004. Meteor issued a total of 7,085 to Edward Names as part of the Company's incentive equity plan. The exercise price is $3.30 and will vest on August 31, 2000. These options expire on August 31, 2004.

In April 2000, a total of 250,000 options and 375,000 "contingent options" were issued to the five board members of the Company. The options are more fully described below under Director Compensation.

In April 2000, 155,000 options were issued to certain key employees of the Company pursuant to the bonus policies of the Company. 100,000 of such options shall vest in one year and are exercisable for five years. The exercise price of these options are $2.50. 55,000 options were granted to Edward Names, Director, President and Chief Executive Officer at an exercise price of $2.75. These options shall vest in one year and are exercisable for five years.

In April 2000, the Board of Directors issued 115,000 options to Irwin Kaufman, 115,000 options to Richard Dana and 55,000 options to Dennis Staal for services rendered to the Company over and above those required as directors. Such options vest immediately and are exercisable for five years. The exercise price of all such options are at $2.75.

In April 2000, the Board of Directors amended all outstanding employee and director options to vest immediately upon any change of control of the Company. For the purposes of this amendment change of control is defined as a change of 35% or more of the shareholdings of the Company.

As of April 29, 2000, 1,551,006 options were issued and outstanding under the Incentive Plan.

DIRECTOR COMPENSATION

Outside Directors of the Company received, in prior years, fees of $250 per meeting for telephone meeting and $750 per meeting for attendance at a meeting in person. This has been discontinued as directors are now only being compensated by options. Each Director is reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company. In addition, the Company issues options to its Directors as determined by the Board. In January of 1999 Meteor issued to all five directors 50,000 options each at the exercise price of $3.75. These options are non-qualified options granted pursuant to the Company's Incentive Equity Plan and vested immediately but become exercisable ratably over four years.
In April 2000 the Company issued an additional 50,000 five year options each at an exercise price of $2.75 per share vesting immediately, but becoming exercisable over four years. Also, 375,000 five year options exercisable at $2.75 were issued to the directors. Such options may be deemed to be contingent options and only vest upon a change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 29, 2000, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all Directors individually and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

    NAME AND ADDRESS            AMOUNT OF BENEFICIAL    PERCENTAGE
   OF BENEFICIAL OWNER              OWNERSHIP            OF CLASS
Capco Resources Ltd.               1,216,000               27.3%
#950, 444 - 5th Avenue, S.W.
Calgary, Alberta
Canada TOP 2T8

Edward J. Names                      549,534<FN1>          12.3%
1401 Blake Street, Suite 200
Denver, CO 80202

Ilyas Chaudhary                    1,346,000<FN2>          30.2%
#950, 444 - 5th Avenue, SW
Calgary, Alberta
Canada TOP 2T8

Dennis R. Staal                      242,460<FN3>           5.4%
1401 Blake Street, Suite 200
Denver, CO  80202

Irwin Kaufman                        191,100<FN4>           4.3%
8224 Paseo Vista Drive
Las Vegas, NV 89128

Richard Dana                         155,000<FN5>           3.5%
128 Ash Street
Denver, CO 80220

The Estate of Theron J. Graves       980,091<FN6>          22.0%
761 South Miller
Farmington, NM  87499




All Executive Officers and         2,562,646<FN7><FN8>     57.5%
Directors as a Group
(7 Persons)
__________________

<FN1>
Represents 40,240 shares held directly by Mr. Names, 265,000 shares held by NFF, Ltd., a limited partnership of which he served as general partner; 2,400 shares held by his wife of which he disclaims beneficial ownership, and 241,894 shares underlying stock options exercisable within 60 days by Mr. Names. Of the shares held by NFF, Ltd.
<FN2>
Includes 1,216,000 shares of the Company held by Capco Resources Ltd. of which Mr. Chaudhary is Chairman of the Board, Chief Executive Officer and beneficially owns over 50% of its outstanding stock and 130,000 shares underlying stock options exercisable within 60 days by Mr. Chaudhary.
<FN3>
Includes 5,400 shares held by Mr. Staal; 71,500 shares held by PAMDEN, Ltd., a limited partnership of which Mr. Staal is general partner; 8,432 shares held by Mystique Resources Company which is wholly owned by PAMDEN, Ltd.; 600 shares held by an IRA and 156,528 shares underlying stock options exercisable within 60 days by Mr. Staal.
<FN4>
Consists of 177,500 shares underlying stock options and warrants exercisable within 60 days by Mr. Kaufman and 13,600 shares owned by Mr. Kaufman directly.
<FN5>
Consists of 155,000 shares underlying stock options exercisable within 60 days by Mr. Dana.
<FN6>
Represents shares of the Company's Common Stock which the estate of Mr. Graves presently has the right to acquire upon the exchange of shares of Graves Preferred Stock. The percentage calculation is based on actual shares outstanding at April 27, 2000.
<FN7>
Includes 8,985 shares held directly and 59,567 shares underlying stock options exercisable within 60 days held by Paul W. Greaves, who is President and Chief Executive Officer of certain of the Company's subsidiaries.
<FN8>
Includes 10,000 shares underlying stock options exercisable within 60 days held by Richard Kisser, the Company's Chief Financial Officer.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following statements have previously been filed as part of this
Report:

                                                                     Page(s)

Report of Independent Accountants ................................     F-1
Consolidated Balance Sheets - December 31, 1999 and 1998 .........     F-2
Consolidated Statements of Operations - years ended December 31,
     1999, 1998 and 1997..........................................     F-4
Consolidated Statement of Shareholders' Equity - years ended
     December 31, 1999, 1998 and 1997.............................     F-5
Consolidated Statements of Cash Flows - years ended December 31,
     1999, 1998 and 1997..........................................     F-6
Notes to Consolidated Financial Statements .......................     F-9

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

21       Subsidiaries of the             Previously filed
         Registrant

27.1     Financial Data Schedule for     Previously filed
         fiscal year ending
         December 31, 1999

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.



Dated: May 1, 2000                  By:/s/ Edward J. Names
                                       Edward J. Names, President



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


Dated: May 1, 2000                  By:/s/ Ilyas Chaudhary
                                       Ilyas Chaudhary, Director


Dated: May 1, 2000                  By:/s/ Edward J. Names
                                       Edward J. Names, President, Chief
                                       Executive Officer and Director


Dated: May 1, 2000                  By:/s/ Dennis R. Staal
                                       Dennis R. Staal, Director



Dated: May 1, 2000                  By:/s/ Irwin Kaufman
                                       Irwin Kaufman, Director


Dated: May 1, 2000                  By:/s/ Richard E. Dana
                                       Richard E. Dana, Director