Form 10-Q
period 2000-03-31
METEOR INDUSTRIES INC
filed 2000-05-15
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended March 31, 2000


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

                               YES [ X ]     NO [   ]

There were 3,524,169 shares of the Registrant's $.001 par value common stock outstanding as of May 12, 2000.

Item 1: FINANCIAL STATEMENTS

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)


                                                March 31,       December 31,
                                                  2000             1999
                                               (Unaudited)

CURRENT ASSETS
  Cash                                          $    438         $    288
  Restricted cash                                  1,395              600
  Accounts receivable-trade, net of allowance
   of $301 and $233, respectively                 15,375           14,835
  Accounts receivable, related party                 277              678
  Notes receivable, net of allowance of $114
    And $114, respectively                           235              290
  Notes receivable, related party                  1,459            1,153
  Inventory                                        3,655            3,596
  Deferred tax asset                                 335              335
  Other current assets                               370              535

         Total current assets                     23,539           22,310

Property, plant and equipment, net                17,710           17,905

Other assets
  Notes receivable                                   177              123
  Notes receivable, related party                  1,311            1,277
  Investments in closely held businesses           1,495            1,581
  Intangibles, net                                 1,383            1,409
  Other assets                                       416              390

          Total other assets                       4,782            4,780

               TOTAL ASSETS                      $46,031          $44,995











                            Continued on next page

                            METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                                March 31,      December 31,
                                                  2000             1999
                                               (Unaudited)

CURRENT LIABILITIES
  Accounts payable, trade                       $ 9,147          $ 8,323
  Accounts payable, related party                    14               14
  Book overdraft                                  2,125            1,924
  Current portion, long-term debt                 1,428            1,438
  Accrued expenses                                  670              755
  Fuel taxes payable                                906              909
  Revolving credit facility                       9,295            9,292

     Total current liabilities                   23,585           22,655

Long-term debt                                    5,839            5,865
Deferred tax liability                            2,606            2,606
Minority interest in subsidiaries                 5,535            5,412

     Total liabilities                           37,565           36,538

Commitments and contingencies (Note 4)

SHAREHOLDERS' EQUITY
  Common stock, $.001 par value; authorized
   10,000,000 shares, 3,656,267 and
   3,656,267 shares issued, respectively              4                4
  Paid-in capital                                 4,458            4,458
  Treasury stock, at cost, 132,098 shares
   held                                            (489)            (489)
  Retained earnings                               4,493            4,484

      Total shareholders' equity                  8,466            8,457

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $46,031          $44,995













The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                              March 31,       March 31,
                                                2000            1999

Net sales                                     $42,017         $27,150
Cost of sales                                  36,379          21,707
   Gross profit                                 5,638           5,443

Selling, general and administrative
   expenses                                     4,547           4,194
 Depreciation and amortization                    599             480

   Total expenses                               5,146           4,674

Income from operations                            492             769

Other income and (expenses)
  Interest income                                 100              38
  Interest expense                               (362)           (311)
  Other                                             5             140
  (Loss)gain on sale of assets                     (3)              3

   Total other expenses                          (260)           (130)

Income before income taxes and
  minority interest                               232             639
Income tax expense                                100             235
Minority interest                                 123             123

   Net income                                 $     9         $   281

Earnings per share:
Basic                                         $   .00         $   .08
Diluted                                       $   .00         $   .08

Weighted average common share
 and common share equivalents:
 Basic                                      3,524,169       3,423,694
 Diluted                                    3,528,734       3,428,361



  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)
                             (Dollars in Thousands)

                                    Additional
                   Common   Stock   Paid-In    Retained   Treasury
                   Shares   Amount  Capital    Earnings    Stock     Total



Balance - December
 31, 1999         3,656,267  $   4   $4,458     $4,484     $  (489)  $8,457


  Net income                                         9                    9

Balance - March
 31, 2000        3,656,267   $   4   $4,458     $4,493     $  (489)  $8,466




































   The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)
                           (Dollars in Thousands)

                                                    March 31,     March 31,
                                                       2000         1999

Cash flows from operating activities:
 Net income                                         $     9      $    281
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation and amortization                          599           480
 Loss (gain) on disposal of assets                        3            (3)
 Minority interest                                      123           123
 Change in assets and liabilities:
  Decrease (increase) in:
   Accounts receivable, net                            (479)         (839)
   Inventories                                          (59)           28
   Other current assets                                 165           171
   Other assets                                         (26)           54
  Increase (decrease) in:
   Accounts payable                                     824         1,958
   Accrued liabilities                                  (85)         (196)
   Taxes payable                                         (3)          (45)

  Net cash provided by operating
   activities                                         1,071         2,012

Cash flows from investing activities:
  Cash proceeds from sale of property,
   plant and equipment                                  111            27
  Purchases of property, plant and equipment           (454)         (582)
  Investment in closely held business                    48            (6)
  Note receivable payments (loans), net                   1            29

  Net cash used in investing activities                (294)         (532)




                           Continued on next page

                            METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (UNAUDITED)
                           (Dollars in Thousands)
                                 (Continued)

                                                  March 31,       March 31,
                                                    2000            1999

Cash flows from financing activities:
 Borrowings (payments) on revolving
  credit facilities, net                          $     3        $  ( 256)
 Book overdraft                                       201             (83)
 Payments on long-term debt, net                      (36)           (442)
 Restricted cash                                     (795)           (446)

Net cash used in financing activities                (627)         (1,227)

Net increase in cash and equivalents                  150             253

Cash and equivalents, beginning of
   period                                             288             380

Cash and equivalents, end of period               $   438         $   633

Non Cash Investing and Financing Activities:

Transfer of related party accounts receivable
 to related party notes receivable                $   340         $   -0-





















  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - ORGANIZATION

ORGANIZATION - Meteor Industries, Inc. ("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. In January 2000, Meteor Marketing, Inc.("Meteor Marketing"), a Colorado corporation and a wholly owned subsidiary of the Company, merged downstream with and into Fleischli Oil Company, Inc. ("Fleischli"), a Wyoming corporation and a wholly owned subsidiary of Meteor Marketing. Fleischli became the surviving corporation and immediately changed its name to "Meteor Marketing, Inc." In addition, the significant wholly owned subsidiaries included in Meteor Marketing which are: Graves Oil & Butane Co., Inc. ("Graves"), and Tri-Valley Gas Co. ("Tri-Valley") merged their marketing and distribution operations with and into Meteor Marketing. The Company also owns Meteor Holdings LLC ("MHL") and Innovative Solutions and Technologies, Inc. ("IST").

NOTE 2 - BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1999, filed with the Company's Form 10-K.

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

NOTE 3 -EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,337,473 and 1,947,933 for the three months ended March 31, 2000 and 1999 respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,043,305 and 1,014,635 for the three months ended March 31, 2000 and 1999, respectively, are omitted as they are antidilutive.

                                                     Three Months Ended
                                                          March 31,
                                                     -------------------
                                                     2000         1999
                                                     ----         ----
Denominator:
 Average common shares outstanding                3,524,169    3,423,694
 Average dilutive stock options and warrants          4,565        4,667

    Diluted shares                                3,528,734    3,428,361


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

The Company is a co-signer on a note for its 50% owned equity investment in Coors Pyramid LLC. The amount payable on the note at March 31, 2000, is $370,112.

The Company has guaranteed a $1,350,000 note payable on the office building in which the Company's corporate offices are located. The amount payable on the note at March 31, 2000 is $1,350,000.

In August 1999, the Company signed a definitive agreement to acquire Jardine Petroleum Company ("Jardine"). Jardine is a petroleum distribution company with operations primarily in Utah. The closing date is estimated to occur before the end of the third quarter of the year 2000.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has both short-term and long-term notes receivable from Capco Energy, Inc. ("Capco"), an affiliate of the Company. The notes bear interest and are secured by all of the outstanding shares of a wholly owned subsidiary of Capco and by shares of the Company's stock held by Capco. The total notes receivable balance at March 31, 2000 and at December 31, 1999, is $2,770,000 and $2,430,000.

NOTE 6 - BUSINESS SEGMENTS

The Company operates in six business segments: gasoline, diesel, propane, grease and lubes, convenience store items and other products (anti-freeze, chemicals, services, hardware, rental income and miscellaneous items). Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. Two of the most significant factors used in evaluating the operating performance are: net sales and gross profit before depreciation and amortization as presented below:

                                            Three months ended March 31,
                                                2000            1999
Net sales
  Gasoline                                   $ 11,109         $  5,550
  Diesel                                       22,945           12,733
  Propane                                       2,197            1,585
  Greases and lubes                             4,034            4,005
  Convenience store items                         -0-            1,303
  Other items                                   1,732            1,974

  Total net sales                            $ 42,017         $ 27,150


Gross profit, before depreciation
  Gasoline                                   $    859         $    778
  Diesel                                        1,899            1,803
  Propane                                         774              710
  Greases and lubes                               901              799
  Convenience store items                         -0-              313
  Other items                                   1,205            1,040

  Total gross profit                         $  5,638         $  5,443

Reconciliation to net income:
  Selling, general and administrative        $ 4,547          $  4,194
  Depreciation and amortization                  599               480
  Income from operations                         492               769

  Other expense                                  260               130
  Income tax expense                             100               235
  Minority interest                              123               123

  Net income                                 $     9          $    281


In December 1999, Meteor sold its retail store operating subsidiary to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution.

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

RESULTS OF OPERATIONS

The Company had sales of $42.0 million for the three months ended March 31, 2000, compared to $27.2 million for the three months ended March 31, 1999, a $14.8 million(54%) increase. The increase is primarily due to an increase in product sales volumes as a result of the Carroll Oil Company acquisition in April 1999, and higher product prices during the current period.

Gross profit for the three months ended March 31, 2000 and 1999, was $5.6 million and $5.4 million, respectively. The increase is due to the acquisition of Carroll Oil Company generating greater volume, partially offset by lower gross margins from the wholesale accounts obtained from the acquisition.

Net income decreased for the three months ended March 31, 2000, to $9,000 from $281,000 in 1999. The decrease is due to expenses incurred in building the infrastructure necessary for future growth of the Company. In addition, interest, depreciation and amortization expense increased primarily due to the acquisition of Carroll Oil Company. These expenses were partially offset by an increase in gross profit resulting from greater volume and lower income tax expense.

Gasoline Segment

Gasoline volumes increased to 12.0 million gallons for the three months ended March 31, 2000, compared to 10.6 million gallons in 1999, an increase of 1.4 million (13%). The volume increase is primarily due to the Carroll Oil Company acquisition. Gasoline sales increased to $11.1 million for the three months ended March 31, 2000, compared to $5.6 million in 1999, an increase of $5.5 million (98%) due to the increase in sales volumes and higher product prices during the current period. Gross profit increased to $.9 million for the three months ended March 31, 2000, from $.8 million in 1999, due to increased sales volumes from accounts acquired in the Carroll Oil Company acquisition. Gross profit per gallon of gasoline sold remained constant at $.07 for the three months ended March 31, 2000 and 1999.

Diesel Segment

Diesel volumes increased to 24.6 million gallons for the three months ended March 31, 2000, from 24.3 million in 1999, an increase of .3 million gallons (1%) due to the Carroll Oil Company acquisition. Diesel sales increased to $22.9 million for the three months ended March 31, 2000, from $12.7 million in 1999,an increase of $10.2 million (80%) due to increased sales volumes and higher product prices during the current period. Gross profit increased to $1.9 million for the three months ended March 31, 2000, from $1.8 million in 1999, an increase of $.1 million (6%). Gross profit per gallon of diesel sold increased to $.08 for the three months ended March 31, 2000, from $.07 in 1999.

Propane Segment

Propane volumes decreased to 2.7 million gallons for the three months ended March 31, 2000, from 3.0 million gallons in 1999, a .3 million decrease (10%) due to a decrease in wholesale volume caused by unseasonably warm weather in our marketing area. Propane sales increased to $2.2 million for the three months ended March 31, 2000, from $1.6 million in 1999, an increase of $.6 million (38%) due to higher product prices during the current period, partially offset by a decrease in sales volume. Gross profit increased to $.8 million for the three months ended March 31, 2000, from $.7 million in 1999, due to an increase in the gross profit per gallon of propane sold to $.29 for the three months ended March 31, 2000, compared to $.23 in 1999, and a larger decrease in wholesale propane sales volume versus the lower decrease of higher-margin residential sales volumes.

Greases and Lubes Segment

Grease and lube sales remained constant at $4.0 million for the three months ended March 31, 2000, compared to 1999. Gross profit increased to $.9 million for the three months ended March 31, 2000, compared to $.8 million, an increase of $.1 million (13%).

Convenience Store Items Segment

Sales of convenience store items decreased to -0- for the three months ended March 31, 2000, from $1.3 million in 1999, due to the sale of Meteor Stores, Inc. in December 1999.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, decreased to $1.7 million for the three months ended March 31, 2000, compared to $2.0 million in 1999, a decrease of $.3 million (15%). Gross profit increased to $1.2 million for the three months ended March 31, 2000, compared to $1.0 million in 1999, an increase of $.2 million (20%) due to rental income.

Expenses

Selling, general, and administrative expenses were $4.5 million for the three months ended March 31, 2000, compared to $4.2 million for the three months ended March 31, 1999, an increase of $.3 million (7%). The increase is primarily related to the acquisition of Carroll Oil Company and corresponding increase in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company.

Depreciation and amortization for the three months ended March 31, 2000, was $.6 million compared to $.5 million for the three months ended March 31, 1999. The increase is attributable to the Carroll Oil Company acquisition and property, plant and equipment additions.

Other expense, net increased to $260,000 for the three months ended March 31, 2000, compared to $130,000 in 1999, primarily due to increased interest expense and the recognition of a $140,000 gain recorded in 1999, related to the sale of an investment.

Income Taxes

The provision for income taxes for the three months ended March 31, 2000, was $100,000 compared to $235,000 for the same period ended March 31, 1999. The decrease is due to lower taxable income for the three months ended March 31, 2000, as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had a working capital deficit of $46,000 compared to a working capital deficit of $345,000 at December 31, 1999.

Net cash provided by operating activities totaled $1.1 million for the three months ended March 31, 2000, compared to $2.0 million for the three months ended March 31, 1999. This decrease in cash provided by operating activities is principally related to changes in working capital items due to higher product prices.

Net cash used in investing activities totaled $.3 million for the three months ended March 31, 2000, compared to cash used of $.5 million for the three months ended March 31, 1999. The decrease in cash used in investing activities is principally related to a reduction in expenditures for property, plant and equipment and the sale of a parcel of land in Colorado.

Net cash used in financing activities totaled $.6 million for the three months ended March 31, 2000, compared to cash used of $1.2 million for the three months ended March 31, 1999. This decrease in cash used in financing activities primarily related to less payments made on the revolving credit facility and additional long-term debt.

The Company has a revolving bank credit facility with Wells Fargo Business Credit, Inc. for $11 million which expires May 31, 2000. The credit line is subject to the borrowing base, as defined. At March 31, 2000, the borrowing base was approximately $9.3 million. $9.3 million was borrowed against the facility and is recorded as a current liability. During the quarter the Company was in default on timely filing of financial information to the lender. A waiver for this default was obtained from the lender.

The Company is currently working with the lender to renegotiate and extend this facility. If the facility is not renewed by the lender, long-term debt in the amount of $2.4 million at March 31, 2000, is due upon demand from the lender.

The Company has various loans with banks, suppliers and individuals which require principal payments of $1.4 million in 2000.

The Company is obligated to pay lease costs of approximately $.9 million in 2000 for land, building, facilities and equipment.

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

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. For the three months ended March 31, 2000 and 1999, the Company expended $46,000 and $42,000, respectively, for site assessment and related cleanup costs. The Company has accrued $57,000 at March 31, 2000, for environmental remediation which management believes is adequate to cover known remediation requirements.


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

                                    METEOR INDUSTRIES, INC.

                                    By:/s/ Richard E. Kisser
                                       Richard E. Kisser, Chief Financial
                                       and Accounting Officer
Dated: May 12, 2000

                              EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically