Form 10-Q
period 2000-06-30
METEOR INDUSTRIES INC
filed 2000-08-14
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended June 30, 2000

                       Commission File Number: 0-27968



                            METEOR INDUSTRIES, INC.
             --------------------------------------------------
             (Exact Name of Issuer as Specified in its Charter)



           COLORADO                                   84-1236619
-------------------------------       --------------------------------------
(State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
 Incorporation or Organization)



            1401 BLAKE STREET, SUITE 200, DENVER, COLORADO  80202
            -----------------------------------------------------
                   (Address of Principal Executive Offices)



                                 (303) 572-1135
              ----------------------------------------------------
              (Registrant=s Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

There were 3,526,027 shares of the Registrant=s $.001 par value common stock outstanding as of August 14, 2000.

Item 1: FINANCIAL STATEMENTS

                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)


                                                 June 30,     December 31,
                                                  2000            1999
                                               (Unaudited)
CURRENT ASSETS
  Cash                                          $    540       $    288
  Restricted cash                                  2,522            600
  Accounts receivable-trade, net of allowance
   of $312 and $233, respectively                 16,290         14,835
  Accounts receivable, related party                 328            678
  Notes receivable, net of allowance of
    $114 and $114, respectively                      118            290
  Notes receivable, related party                  1,526          1,153
  Inventory                                        3,937          3,596
  Deferred tax asset                                 335            335
  Other current assets                               411            535

     Total current assets                         26,007         22,310

Property, plant and equipment, net                17,396         17,905

Other assets
  Notes receivable, net                              167            123
  Notes receivable, related party                  1,277          1,277
  Investments in closely held businesses           1,495          1,581
  Intangibles, net                                 1,322          1,409
  Other assets                                       520            390

     Total other assets                            4,781          4,780

          TOTAL ASSETS                          $ 48,184       $ 44,995








                                Continued on next page

                            METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                               June 30,        December 31,
                                                2000               1999
                                             (Unaudited)

CURRENT LIABILITIES
 Accounts payable, trade                       $ 10,879         $  8,323
 Accounts payable, related party                     14               14
 Book overdraft                                   1,956            1,924
 Current portion, long-term debt                  1,428            1,438
 Accrued expenses                                   736              755
 Fuel taxes payable                                 884              909
 Income taxes payable                                35                0
 Revolving credit facility                        9,278            9,292

     Total current liabilities                   25,210           22,655

Long-term debt                                    5,545            5,865
Deferred tax liability                            2,606            2,606
Minority interest in subsidiaries                 5,657            5,412

     Total liabilities                           39,018           36,538

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Preferred stock, $1.00 par value; 365,000
 shares authorized, issued and outstanding          365                0
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,526,027 and
  3,524,169 shares issued and
  outstanding, respectively                           4                4
 Paid-in capital                                  4,899            4,458
 Treasury stock, at cost, 132,098 and
  132,098 shares held respectively                 (489)            (489)
 Retained earnings                                4,387            4,484

     Total shareholders' equity                   9,166            8,457

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $ 48,184         $ 44,995





The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                               June 30,         June 30,
                                                2000             1999

Net sales                                      $ 48,605         $ 36,965
Cost of sales                                    43,164           31,066

   Gross profit                                   5,441            5,899

Selling, general and administrative
   expenses                                       4,458            4,570
 Depreciation and amortization                      595              529

   Total expenses                                 5,053            5,099

Income from operations                              388              800

Other income and (expenses)
  Interest income                                    86               54
  Interest expense                                 (371)            (297)
  Other                                             (71)               4
  Gain (loss) on sale of assets                      (2)              (2)

  Total other expenses                             (358)            (241)

Income before income taxes and
  minority interest                                  30              559

Income tax expense                                   13              206

Minority interest                                   123              122

   Net income(loss)                            $   (106)        $    231

Earnings (loss) per share:
Basic                                          $   (.03)        $    .07
Diluted                                        $   (.03)        $    .07

Weighted average common share
 and common share equivalents:
 Basic                                        3,524,988        3,423,694
 Diluted                                      3,524,988        3,433,754



The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                                 June 30,       June 30,
                                                  2000           1999

Net sales                                      $ 90,623         $ 64,115
Cost of sales                                    79,544           52,773

   Gross profit                                  11,079           11,342

Selling, general and administrative
   expenses                                       9,003            8,764
 Depreciation and amortization                    1,195            1,009

   Total expenses                                10,198            9,773

Income from operations                              881            1,569

Other income and (expenses)
  Interest income                                   185               92
  Interest expense                                 (734)            (608)
  Other                                             (66)             144
  Gain (loss) on sale of assets                      (5)               1

  Total other expenses                             (620)            (371)

Income before income taxes and
  minority interest                                 261            1,198

Income tax expense                                  113              441

Minority interest                                   245              245

   Net income (loss)                           $    (97)        $    512

Earnings (loss)per share:
Basic                                          $   (.03)        $    .15
Diluted                                        $   (.03)        $    .15

Weighted average common share
 and common share equivalents:
 Basic                                        3,524,579        3,423,694
 Diluted                                      3,524,579        3,433,754



  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR TO DATE ENDED JUNE 30, 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)

                  Preferred                       Additional
                   Stock        Common   Stock     Paid-In     Retained   Treasury
             Shares    Amount   Shares   Amount    Capital     Earnings    Stock     Total

Balance
December
31, 1999        0      $  0    3,656,267  $4       $4,458       $4,484     $(489)   $8,457

Stock
issued for
401(K)/
bonus                              1,858               27                               27

Options
issued for
services                                               99                               99

Issuance
of Pre-
ferred
stock,
net       365,000       365                           315                              680

Net
loss                                                               (97)                (97)

Balance
June 30,
2000      365,000      $365    3,658,125  $4       $4,899       $4,387     $(489)   $9,166















The accompanying notes are an integral part of the financial statement

                           METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (UNAUDITED)
                             (Dollars in Thousands)


                                                 June 30,         June 30,
                                                  2000             1999

Cash flows from operating activities:
 Net income (loss)                               $    (97)       $    512
  Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
 Depreciation and amortization                      1,195           1,009
 (Gain) loss on disposal of property,
   plant & equipment                                    5              (1)
 Minority interest                                    245             245
 Other                                                 99               0
 Change in assets and liabilities:
  Decrease (increase) in:
  Accounts receivable, net                         (1,445)         (2,255)
   Inventories                                       (341)            153
   Other current assets                               124             170
   Other assets                                      (130)            (77)
  Increase (decrease) in:
   Accounts payable                                 2,556           3,296
   Accrued liabilities                                (19)           (496)
   Taxes payable                                       10            (532)

  Net cash provided by operating
   activities                                       2,202           2,024

Cash flows from investing activities:
  Cash proceeds from sale of property,
   plant and equipment                                126              73
  Purchases of property, plant and equipment         (692)         (1,802)
  Non-compete agreement                                 0             (80)
  Investment in closely held business                  48              (4)
  Notes receivable issued                             (78)           (145)
  Notes receivable payments                           173              99

  Net cash used in investing activities              (423)         (1,859)




                           Continued on next page

                            METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (UNAUDITED)
                           (Dollars in Thousands)
                                 (Continued)

                                                 June 30,         June 30,
                                                  2000             1999

Cash flows from financing activities:
  Borrowings (payments) on revolving credit
   facilities, net                                $    (14)     $  1,532
  Increase in book overdraft                            32           735
  Payments on long-term debt                          (696)         (870)
  Borrowings on long-term debt                         366           581
  Proceeds from preferred stock issued                 730             0
  Costs on preferred stock issued                      (23)            0
  Restricted cash                                   (1,922)       (2,230)

Net cash used in financing activities               (1,527)         (252)

Net increase (decrease)in cash and equivalents         252           (87)

Cash and equivalents, beginning of
   period                                              288           380

Cash and equivalents, end of period               $    540      $    293




















The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - ORGANIZATION

ORGANIZATION - Meteor Industries, Inc. ("Meteor" or "Company") was incor-porated on December 22, 1992, as a Colorado based holding company. In January 2000, Meteor Marketing, Inc.("Meteor Marketing"), a Colorado corporation and a wholly owned subsidiary of the Company, merged downstream with and into Fleischli Oil Company, Inc. ("Fleischli"), a Wyoming corporation and a wholly owned subsidiary of Meteor Marketing. Fleischli became the surviving corporation and immediately changed its name to "Meteor Marketing, Inc." In addition, the significant wholly owned subsidiaries included in Meteor Marketing which are: Graves Oil & Butane Co., Inc. ("Graves"), and Tri-Valley Gas Co. ("Tri-Valley") merged their marketing and distribution operations with and into Meteor Marketing. The Company also owns Meteor Holdings LLC ("MHL") and Innovative Solutions and Technologies, Inc. ("IST").

NOTE 2 - BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 1999, filed with the Company's Form 10-K. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,513,271 and 1,611,266 for the six months ended June 30, 2000 and 1999 respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of 1,043,835 and 1,014,635 for the six months ended June 30, 2000 and 1999, respectively, are omitted as they are antidilutive.

                                   Three Months          Six Months Ended
                                     June 30,                June 30,
                                 2000        1999        2000        1999
Denominator:
   Average common shares
     outstanding               3,524,988   3,423,694   3,524,579   3,423,694
   Average dilutive stock
     options and warrants              0      10,060           0      10,060

    Diluted shares             3,524,988   3,433,754   3,524,579   3,433,754


NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

The Company is a co-signer on a note for its 50% owned equity investment in Coors Pyramid LLC. The principal long-term balance owing on the note at June 30, 2000, is $359,000.

The Company has guaranteed a $1,350,000 note payable on the office building in which the Company's corporate offices are located. The principal long-term balance owing on the note at June 30, 2000 is $1,350,000.

In August 1999, the Company signed a definitive agreement to acquire Jardine Petroleum Company ("Jardine"). Jardine is a petroleum distribution company with operations primarily in Utah. The Company is currently negotiating a restructuring of the transaction and reviewing certain financing options, however, there is no assurance that such transaction will be successfully closed.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

In June 2000, the Company entered into a non-binding letter of intent to acquire all of the shares of Innovative Drug Delivery Systems, Inc. ("IDDS"), a privately-held bio-pharmaceutical company dedicated to applying unique delivery technologies to pharmaceutical products to achieve enhanced therapeutic value. The closing of the merger transaction will be contingent upon several conditions, including (a) satisfactory due diligence by both parties, (b) the negotiation and execution of a definitive merger agreement,
(c) a $5 million investment by Meteor in IDDS, and (d) final approval of the transaction by Meteor's and IDDS's shareholders. The transaction, if consummated, will result in IDDS shareholders owning approximately 80% of the merged companies.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has both short-term and long-term notes receivable from Capco Energy, Inc. ("Capco"), an affiliate of the Company. The notes bear interest and are secured by all of the outstanding shares of a wholly owned subsidiary of Capco and by certain shares of the Company's stock held by Capco. The total notes receivable balance at June 30, 2000 and at December 31, 1999, is $2,803,000 and $2,430,000.

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

                                       Three Months        Six Months
                                       Ended June 30,     Ended June 30,
                                      2000       1999    2000       1999
Net sales
     Gasoline                       $13,683   $10,100   $24,793   $15,651
     Diesel                          27,057    18,565    50,002    31,298
     Propane                            939       808     3,136     2,394
     Greases and lubes                5,913     5,091     9,948     9,780
     Convenience store items              0     1,631         0     2,933
     Other items                      1,013       770     2,744     2,059

           Total net sales          $48,605   $36,965   $90,623   $64,115

Gross profit, before
  depreciation
     Gasoline                       $   822   $ 1,502   $ 1,681   $ 2,280
     Diesel                           2,003     2,236     3,902     4,039
     Propane                            329       358     1,104     1,068
     Greases and lubes                1,310     1,000     2,209     1,982
     Convenience store items              0       409         0       722
     Other items                        977       394     2,183     1,251

           Total gross profit       $ 5,441   $ 5,899   $11,079   $11,342

Reconciliation to net income:
     Selling, general and
       administrative                $ 4,458   $ 4,570   $ 9,003   $ 8,764
     Depreciation and amortization       595       529     1,195     1,009

           Income from operations        388       800       881     1,569

Other expense                           (358)     (241)     (620)     (371)
Income tax expense                        13       206       113       441
Minority interest                        123       122       245       245

           Net income (loss)         $  (106)  $   231   $   (97)  $   512

In December 1999, Meteor sold its retail store operating subsidiary to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution.

The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 7 - PREFERRED STOCK

During June 2000, the Company issued 365,000 shares of Series B Convertible Preferred Stock. The Company received $707,000, net of cash issuance costs of $23,000. In addition, the Company issued stock options to consultants related to the issuance of the preferred stock that resulted in $27,000 of non-cash expenses. Each share is: (1) not entitled to dividends, (2) entitled to a liquidation preference of $2.00, (3) entitled to one vote, (4) not redeemable, and (5) convertible. Holders of the Series B Convertible Preferred Stock have the right to convert all or a portion of their shares into units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock. The warrants to be issued as part of the units upon conversion shall be in a form determined by the Board of Directors and shall be exercisable until May 15, 2005, at an exercise price of $2.50 per share.

NOTE 8 - SUBSEQUENT EVENTS

On August 9, 2000 the company entered into a settlement and debt restructuring agreement with the Estate of Theron J. Graves related to the Graves Oil & Butane Co., Inc. ("Graves") Series A Convertible Preferred Stock. The terms of the agreement are:

- Graves will acquire all 1,000,000 shares of Series A Convertible Preferred Stock of Graves in exchange for a promissory note in the amount of $4,466,311. Subsequent to acquisition of such shares, Graves will retire and cancel such shares. The note will be amortized over a four-year period with an interest rate of 8%. The note requires a $1,500,000 payment in September, 2000, to be obtained from the sale of certain assets currently secured by the preferred stock. The note will be guaranteed by Meteor Marketing, Inc. and will be secured with the remaining assets currently securing the preferred stock. The preferred stock is reflected as minority interest on the consolidated financial statements at June 30, 2000 in the amount of $5,407,000. A portion of the difference between the amount of the promissory note and the minority interest will be established as a reserve for environmental conditions in the third quarter.

- Graves will release the Estate and the Estate will release Meteor Industries, Inc. from any and all claims that relate to the original Graves purchase agreement and to any environmental conditions related to Graves. Graves and Meteor Marketing will indemnify the Estate for all claims related to environmental conditions of Graves.

- Graves will acquire other properties of the Estate in Farmington, New Mexico and Cortez, Colorado for promissory notes of $900,000. The notes will be amortized over thirty years with interest of 7% and with a balloon at the end of ten years.

- Graves will have an option to acquire the one third ownership of Mesa Propane owned by the Estate for $700,000 for a period of sixteen months. If the option is exercised the payment will be in the form of a promissory note amortized over 30 years with interest at 7% and with a balloon at the end of ten years.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

The Company had sales of $49.0 million for the three months ended June 30, 2000, compared to $37.0 million for the three months ended June 30, 1999, a $12.0 million (32%) increase. The increase is primarily due to higher product prices during the current period and an increase in product sales volumes.

Gross profit for the three months ended June 30, 2000 and 1999, was $5.4 million and $5.9 million, respectively. The decrease is primarily due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc. In addition, diesel gross margins declined as a result of increased competition.

The Company experienced a net loss of $106,000 for the three months ended June 30, 2000, compared to net income of $231,000 in 1999. The net loss results from higher operating costs due to an increase in the level of activity and an increase in expenses incurred in building the infrastructure necessary for future growth of the Company. Also, The Company had an increase in interest expense related to carrying higher levels of accounts receivable and inventory. Accounts receivable and inventory are significantly higher in 2000 vs 1999 due to the rapid increase in the cost of petroleum based products.
The increase in expense was partially offset by a reduction in expenses resulting from the sale of Meteor Stores, Inc. and lower income tax expense.

Gasoline Segment

Gasoline volumes increased to 13.0 million gallons for the three months ended June 30, 2000, compared to 12.8 million gallons in 1999, an increase of .2 million (2%). The volume increase is primarily due to the Carroll Oil Company acquisition. Gasoline sales increased to $13.7 million for the three months ended June 30, 2000, compared to $10.1 million in 1999, an increase of $3.6 million (36%) primarily due to higher product prices during the current period. Gross profit decreased to $.8 million for the three months ended June 30, 2000, from $1.5 million in 1999, a decrease of $.7 million (47%), primarily due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc. (retail c-store subsidiary) in December 1999. Gross profit per gallon of gasoline sold decreased to $.06 for the three months ended June 30, 2000, from $.12 in 1999 for the reason stated above.

Diesel Segment

Diesel volumes increased to 28.4 million gallons for the three months ended June 30, 2000, from 27.0 million in 1999, an increase of 1.4 million gallons (5%) due to acquiring new customers. Diesel sales increased to $27.1 million for the three months ended June 30, 2000, from $18.6 million in 1999, an increase of $8.5 million (46%) due to higher product prices during the current period and increased sales volumes. Gross profit decreased to $2.0 million for the three months ended June 30, 2000, from $2.2 million in 1999, a decrease of $.2 million (9%). Gross profit per gallon of diesel sold decreased to $.07 for the three months ended June 30, 2000, from $.08 in 1999, due to increased competition.

Propane Segment

Propane volumes decreased to 1.2 million gallons for the three months ended June 30, 2000, from 1.7 million gallons in 1999, a .5 million decrease (29%) due to a decrease in wholesale volume caused by unseasonably warm weather in our marketing area. Propane sales increased to $.9 million for the three months ended June 30, 2000, from $.8 million in 1999, an increase of $.1 million (13%) due to higher product prices during the current period, partially offset by a decrease in sales volume. Gross profit decreased to $.3 million for the three months ended June 30, 2000, from $.4 million in 1999 a decrease of $.1 million (25%), due to a decrease in wholesale propane sales volume.

Greases and Lubricants Segment

Grease and lubricants sales increased to $5.9 million for the three months ended June 30, 2000, compared to $5.1 million 1999 an increase of $.8 million (16%) due to higher product prices during the current period. Gross profit increased to $1.3 million for the three months ended June 30, 2000, compared to $1.0 million in 1999, an increase of $.3 million (30%).

Convenience Store Items Segment

Sales of convenience store items decreased to -0- for the three months ended June 30, 2000, from $1.6 million in 1999, due to the sale of Meteor Stores, Inc. in December 1999.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, increased to $1.0 million for the three months ended June 30, 2000, compared to $.8 million in 1999, an increase of $.2 million (25%). Gross profit increased to $1.0 million for the three months ended June 30, 2000, compared to $.4 million in 1999, an increase of $.6 million (150%) due to rental income and freight revenue.

Expenses

Selling, general, and administrative ("SG&A") expenses were $4.5 million for the three months ended June 30, 2000, compared to $4.6 million for the three months ended June 30, 1999, a decrease of $.1 million (2%). The decrease is primarily related to the reduction in SG&A expenses related to the sale of Meteor Stores, Inc. partially offset by the increase in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company.

Depreciation and amortization expense increased to $.6 million for the three months ended June 30, 2000, compared to $.5 million in 1999.

Other expense, net increased to $.4 million for the three months ended June 30, 2000, compared to $.2 million in 1999, primarily due to increased interest expense.

Income Taxes

The provision for income taxes for the three months ended June 30, 2000, was $13,000 compared to $206,000 for the same period ended June 30, 1999. The decrease is due to lower taxable income for the three months ended June 30, 2000, as compared to 1999.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO JUNE 30, 1999

The Company had sales of $90.0 million for the six months ended June 30, 2000, compared to $64.0 million for the six months ended June 30, 1999, a $26.0 million (41%) increase. The increase is primarily due to an increase in product sales volumes as a result of the Carroll Oil Company acquisition in April 1999, and higher product prices during the current period.

Gross profit for the six months ended June 30, 2000 and 1999, was $11.1 million and $11.3 million, respectively. The decrease is due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc. In addition, diesel gross margins declined as a result of increased competition.

The Company experienced a net loss of $97,000 for the six months ended June 30, 2000, compared to net income of $512,000 in 1999. The net loss results from higher operating costs due to an increase in the level of activity and an increase in expenses incurred in building the infrastructure necessary for future growth of the Company. Also, the Company had an increase in interest expense related to carrying higher levels of accounts receivable and inventory. Accounts receivable and inventory are significantly higher in 2000 vs 1999 due to the rapid increase in the cost of petroleum based products. In addition, depreciation and amortization expense increased primarily due to the acquisition of Carroll Oil Company. The increase in expense was partially offset by a reduction in expenses resulting from the sale of Meteor Stores, Inc. and lower income tax expense.

Gasoline Segment

Gasoline volumes increased to 25.0 million gallons for the six months ended
June 30, 2000, compared to 23.4 million gallons in 1999, an increase of 1.6 million (7%). The volume increase is primarily due to the Carroll Oil Company acquisition. Gasoline sales increased to $24.8 million for the six months ended June 30, 2000, compared to $15.7 million in 1999, an increase of $9.1 million (58%) due to higher product prices during the current period and increased sales volumes. Gross profit decreased to $1.7 million for the six months ended June 30, 2000, from $2.3 million in 1999,a decrease of $.6 million (26%) primarily due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc. (retail c-store subsidiary) in December 1999. Gross profit per gallon of gasoline sold decreased to $.07 for the six months ended June 30, 2000 from $.10 in 1999 for the above stated reason.

Diesel Segment

Diesel volumes increased to 53.0 million gallons for the six months ended June 30, 2000, from 51.4 million in 1999, an increase of 1.6 million gallons (3%) due to acquiring new customers and the Carroll Oil Company acquisition. Diesel sales increased to $50.0 million for the six months ended June 30, 2000, from $31.3 million in 1999, an increase of $18.7 million (60%) due to higher product prices during the current period and increased sales volumes. Gross profit decreased to $3.9 million for the six months ended June 30, 2000, from $4.0 million in 1999, a decrease of $.1 million (3%). Gross profit per gallon of diesel sold decreased to $.07 for the six months ended June 30, 2000, from $.08 in 1999, due to increased competition.

Propane Segment

Propane volumes decreased to 3.9 million gallons for the six months ended June 30, 2000, from 4.6 million gallons in 1999, a .7 million decrease (15%) due to a decrease in wholesale volume caused by unseasonably warm weather in our marketing area. Propane sales increased to $3.1 million for the six months ended June 30, 2000, from $2.4 million in 1999, an increase of $.7 million (29%) due to higher product prices during the current period, partially offset by a decrease in sales volume. Gross profit remained constant at $1.1 million for the six months ended June 30, 2000, compared to 1999. Gross profit per gallon of propane sold increased to $.28 for the six months ended June 30, 2000, compared to $.24 in 1999, due to higher residential margins.

Greases and Lubricants Segment

Grease and lubricants sales increased to $9.9 million for the six months ended June 30, 2000, compared to $9.8 million in 1999, an increase of $.1 million (1%) due to higher product prices during the current period. Gross profit increased to $2.2 million for the six months ended June 30, 2000, compared to $2.0 million, an increase of $.2 million (10%).

Convenience Store Items Segment

Sales of convenience store items decreased to -0- for the six months ended June 30, 2000, from $2.9 million in 1999, due to the sale of Meteor Stores, Inc. in December 1999.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, increased to $2.7 million for the six months ended June 30, 2000, compared to $2.1 million in 1999, an increase of $.6 million (29%). Gross profit increased to $2.2 million for the six months ended June 30, 2000, compared to $1.3 million in 1999, an increase of $.9 million (69%) due to rental income and freight revenue.

Expenses

Selling, general and administrative ("SG&A") expenses were $9.0 million for the six months ended June 30, 2000, compared to $8.8 million for the six months ended June 30, 1999, an increase of $.2 million (2%). The increase is due to the acquisition of Carroll Oil Company and corresponding increase in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company, partially off set by a reduction in SG&A expenses due to the sale of Meteor Stores, Inc.

Depreciation and amortization for the six months ended June 30, 2000, was $1.2 million compared to $1.0 million for the six months ended June 30, 1999. The increase is attributable to the Carroll Oil Company acquisition and property, plant and equipment additions, partially offset by the sale of Meteor Stores, Inc.

Other expense, net increased to $620,000 for the six months ended June 30, 2000, compared to $371,000 in 1999, primarily due to increased interest expense and the recognition of a $140,000 gain recorded in 1999, related to the sale of an investment.

Income Taxes

The provision for income taxes for the six months ended June 30, 2000, was $113,000 compared to $441,000 for the same period ended June 30, 1999. The decrease is due to lower taxable income for the six months ended June 30, 2000, as compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $.8 million compared to a working capital deficit of $.3 million at December 31, 1999.

Net cash provided by operating activities totaled $2.2 million for the six months ended June 30, 2000, compared to $2.0 million for the six months ended June 30, 1999. This increase in cash provided by operating activities is principally related to changes in working capital items due to higher product prices.

Net cash used in investing activities totaled $.4 million for the six months ended June 30, 2000, compared to cash used of $1.9 million for the six months ended June 30, 1999. The decrease in cash used in investing activities is principally related to a reduction in expenditures for property, plant and equipment and the sale of a parcel of land in Colorado.

Net cash used in financing activities totaled $1.5 million for the six months ended June 30, 2000, compared to cash used of $.3 million for the six months ended June 30, 1999. The increase in cash used in financing activities primarily related to decrease in borrowing on the revolving line of credit facility and proceeds from the issuance of preferred stock.

The Company has a revolving bank credit facility with Wells Fargo Business Credit, Inc. for $11 million which expires August 31, 2000. The credit line is subject to the borrowing base, as defined. At June 30, 2000, the borrowing base was approximately $10.8 million. $9.3 million was borrowed against the facility and is recorded as a current liability. During the quarter the Company was in default on timely filing of financial information to the lender. A waiver for this default was obtained from the lender.

The Company is currently working with the lender to renegotiate and extend this facility. If the facility is not renewed by the lender, $9.3 million and long-term debt in the amount of $2.3 million at June 30, 2000, is due upon demand from the lender.

The Company has various loans with banks, suppliers and individuals which require principal payments of $1.4 million in 2000.

The Company is obligated to pay lease costs of approximately $.9 million in 2000 for land, building, facilities and equipment.

On August 9, 2000 the company entered into a settlement and debt restructuring agreement with the Estate of Theron J. Graves related to the Graves Oil & Butane Co., Inc. ("Graves") Series A Convertible Preferred Stock. The terms of the agreement are:

- Graves will acquire all 1,000,000 shares of Series A Convertible Preferred Stock of Graves in exchange for a promissory note in the amount of $4,466,311. Subsequent to acquisition of such shares, Graves will retire and cancel such shares. The note will be amortized over a four-year period with an interest rate of 8%. The note requires a $1,500,000 payment in September, 2000, to be obtained from the sale of certain assets currently secured by the preferred stock. The note will be guaranteed by Meteor Marketing, Inc. and will be secured with the remaining assets currently securing the preferred stock. The preferred stock is reflected as minority interest on the consolidated financial statements at June 30, 2000 in the amount of $5,407,000. A portion of the difference between the amount of the promissory note and the minority interest will be established as a reserve for environmental conditions in the third quarter.

- Graves will release the Estate and the Estate will release Meteor Industries, Inc. from any and all claims that relate to the original Graves purchase agreement and to any environmental conditions related to Graves. Graves and Meteor Marketing will indemnify the Estate for all claims related to environmental conditions of Graves.

- Graves will acquire other properties of the Estate in Farmington, New Mexico and Cortez, Colorado for promissory notes of $900,000. The notes will be amortized over thirty years with interest of 7% and with a balloon at the end of ten years.

- Graves will have an option to acquire the one third ownership of Mesa Propane owned by the Estate for $700,000 for a period of sixteen months. If the option is exercised the payment will be in the form of a promissory note amortized over 30 years with interest at 7% and with a balloon at the end of ten years.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. For the six months ended June 30, 2000 and 1999, the Company expended $95,000 and $91,000, respectively, for site assessment and related cleanup costs. The Company has accrued $33,500 at June 30, 2000, for environmental remediation which management believes is adequate to cover known remediation requirements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $11.0 million revolving credit facility, which bears interest at prime plus 0.5%. As of June 30, 2000, there was $9.3 million in borrowings outstanding. Because the interest rates on this facility is variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of June 30, 2000, and using the average interest rate paid on borrowed funds during the second quarter of 2000, would be an annual increase or decrease of approximately $93,000 in interest expense and a corresponding decrease or increase of approximately $53,000 in the Company's net income after taxes.

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

                                    METEOR INDUSTRIES, INC.



                                    By  /s/ Richard E. Kisser
                                       Richard E. Kisser, Chief Financial
                                       and Accounting Officer

Dated: August 14, 2000

                                 EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically