Form 10-Q
period 2000-09-30
METEOR INDUSTRIES INC
filed 2000-11-14
CIK 912875

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Quarterly Period ended September 30, 2000


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



                                 (303)572-1135
              ----------------------------------------------------
              (Registrant=s Telephone Number, Including Area Code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

There were 3,548,056 shares of the Registrant=s $.001 par value common stock outstanding as of November 14, 2000.

Item 1: FINANCIAL STATEMENTS


                          METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)


                                              September 30,   December 31,
                                                  2000            1999
                                               (Unaudited)
CURRENT ASSETS
  Cash                                          $    270       $    288
  Restricted cash                                  1,957            600
  Accounts receivable-trade, net of allowance
   of $314 and $233, respectively                 16,451         14,835
  Accounts receivable, related party               1,078            678
  Notes receivable, net of allowance of
    $114 and $114, respectively                      516            290
  Notes receivable, related party                  1,307          1,153
  Inventory                                        4,235          3,596
  Deferred tax asset                                 335            335
  Other current assets                               612            535

     Total current assets                         26,761         22,310

Property, plant and equipment, net                16,783         17,905

Other assets
  Notes receivable, net                              138            123
  Notes receivable, related party                  1,190          1,277
  Investments in closely held businesses           1,495          1,581
  Intangibles, net                                 1,274          1,409
  Other assets                                       309            390

     Total other assets                            4,406          4,780

          TOTAL ASSETS                          $ 47,950       $ 44,995

















                              Continued on next page

                            METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                            September 30,      December 31,
                                                2000               1999
                                             (Unaudited)

CURRENT LIABILITIES
 Accounts payable, trade                       $ 12,271         $  8,323
 Accounts payable, related party                     96               14
 Book overdraft                                   2,844            1,924
 Current portion, long-term debt                  2,928            1,438
 Accrued expenses                                 1,360              755
 Fuel taxes payable                                 793              909
 Revolving credit facility                        7,062            9,292

     Total current liabilities                   27,354           22,655

Long-term debt                                    8,350            5,865
Deferred tax liability                            2,606            2,606
Minority interest in subsidiaries                   250            5,412

     Total liabilities                           38,560           36,538

Commitments and contingencies

SHAREHOLDERS' EQUITY
 Preferred stock, $1.00 par value; 365,000
 shares authorized, issued and outstanding          365                0
 Common stock, $.001 par value; authorized
  10,000,000 shares, 3,548,056 and
  3,524,169 shares issued and
  outstanding, respectively                           4                4
 Paid-in capital                                  5,577            4,458
 Treasury stock, at cost, 132,098 and
  132,098 shares held respectively                 (489)            (489)
 Retained earnings                                3,933            4,484

     Total shareholders' equity                   9,390            8,457

          TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY               $ 47,950         $ 44,995









   The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                             September 30,    September 30,
                                                 2000             1999

Net sales                                      $ 53,485         $ 44,659
Cost of sales                                    47,894           37,748

   Gross profit                                   5,591            6,911

Selling, general and administrative
   expenses                                       4,526            5,826
 Depreciation and amortization                      585              521

   Total expenses                                 5,111            6,347

Income from operations                              480              564

Other income and (expenses)
  Interest income                                    91               39
  Interest expense                                 (361)            (251)
  Gain on sale of assets                             11                5
  Other                                            (818)             303

  Total other income (expense)                   (1,077)              96

Income (loss) before income taxes and
  minority interest                                (597)             660

Income tax (benefit) expense                       (266)             243

Minority interest                                   123              123

   Net income (loss)                           $   (454)        $    294

Earnings (loss) per share:
Basic                                          $   (.13)        $    .09
Diluted                                        $   (.13)        $    .08

Weighted average common share
 and common share equivalents:
 Basic                                        3,533,370        3,445,027
 Diluted                                      3,533,370        3,491,960









  The accompanying notes are an integral part of the financial statements.

                           METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
              (Dollars in Thousands except per share information)


                                              September 30,   September 30,
                                                  2000             1999

Net sales                                      $144,108         $108,774
Cost of sales                                   127,438           90,520

   Gross profit                                  16,670           18,254

Selling, general and administrative
   expenses                                      13,529           14,590
Depreciation and amortization                     1,780            1,530

   Total expenses                                15,309           16,120

Income from operations                            1,361            2,134

Other income and (expenses)
  Interest income                                   276              130
  Interest expense                               (1,095)            (859)
  Gain on sale of assets                              6                6
  Other                                            (884)             447

  Total other expense                            (1,697)            (276)


Income (loss) before income taxes and
  minority interest                                (336)           1,858

Income tax (benefit) expense                       (153)             684

Minority interest                                   368              368

   Net income (loss)                           $   (551)        $    806

Earnings(loss)per share:
Basic                                          $   (.16)        $    .24
Diluted                                        $   (.16)        $    .23

Weighted average common share
 and common share equivalents:
 Basic                                        3,527,509        3,430,805
 Diluted                                      3,527,509        3,477,738







  The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEAR TO DATE ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)
                             (Dollars in Thousands)

          Preferred                     Additional
          Stock          Common  Stock  Paid-In    Retained  Treasury
          Shares  Amount Shares  Amount Capital    Earnings   Stock    Total


Balance
December
31, 1999       0  $  0  3,656,267  $4   $4,458     $4,484    $(489)   $8,457

Stock
issued for
401(K)/
bonus                      23,887           81                            81

Options
issued for
services                                    99                            99

Issuance
of pre-
ferred
stock,
net      365,000   365                     315                           680

Acquisition
of subsid-
iary's pre-
ferred stock                               624                           624

Net loss                                             (551)              (551)

Balance
September
30,
2000     365,000  $365  3,680,154  $4   $5,577     $3,933    $(489)   $9,390















   The accompanying notes are an integral part of the financial statement

                           METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                (UNAUDITED)
                           (Dollars in Thousands)


                                                September 30,  September 30,
                                                   2000            1999

Cash flows from operating activities:
 Net income (loss)                               $    (551)      $    806
  Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
 Depreciation and amortization                       1,780          1,530
 Gain on disposal of property,
   plant & equipment                                    (6)            (6)
 Minority interest                                     368            368
 Other                                                 732              0
 Change in assets and liabilities:
  Decrease (increase) in:
   Accounts receivable, net                         (2,400)        (4,107)
   Inventories                                        (639)          (137)
   Other current assets                                (77)           171
   Other assets                                         81             59
  Increase (decrease) in:
   Accounts payable                                  4,030          3,653
   Accrued liabilities                                 157           (149)
   Taxes payable                                      (116)          (426)

  Net cash provided by operating
   activities                                        3,359          1,762

Cash flows from investing activities:
  Cash proceeds from sale of property,
   plant and equipment                                 171             78
  Purchases of property, plant and equipment          (477)        (2,364)
  Non-compete agreement                                  0            (80)
  Investment in closely held business                   49              5
  Notes receivable payments (issued), net              113           (379)

  Net cash used in investing activities               (144)        (2,740)









                           Continued on next page

                          METEOR INDUSTRIES, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (UNAUDITED)
                           (Dollars in Thousands)
                                 (Continued)


                                                September 30,  September 30,
                                                   2000            1999

Cash flows from financing activities:
  Borrowings (payments) on revolving credit
   facilities, net                                $ (2,230)     $  1,983
  Increase in book overdraft                           920          (179)
  Payments on long-term debt                        (1,274)       (1,187)
  Borrowings on long-term debt                           0           427
  Proceeds from preferred stock issued                 731             0
  Costs on preferred stock issued                      (23)            0
  Restricted cash                                   (1,357)           66

Net cash (used in) provided by
   financing activities                             (3,233)        1,110

Net increase (decrease)in cash and equivalents         (18)          132

Cash and equivalents, beginning of
   period                                              288           380

Cash and equivalents, end of period                $   270       $   512

























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

NOTE 3 - EARNINGS PER SHARE

Basic earnings per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are calculated taking into account all potentially dilutive secur-ities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 772,267 and 1,309,266 for the nine months ended September 30, 2000 and 1999 respectively, are omitted from the denominator. The numerator is unchanged.

                                    Three Months         Nine Months Ended
                                    September 30,          September 30,
                                   2000       1999      2000           1999
Denominator:
   Average common shares
     outstanding               3,533,370   3,445,027   3,527,509    3,430,805
   Average dilutive stock
     options and warrants            -0-      46,933         -0-       46,933

    Diluted shares             3,533,370   3,491,960   3,527,509    3,477,738

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is subject to various federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasingly stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company accrues for environmental remedial actions, operation, maintenance and monitoring costs based on the net present value of the costs, net of probable recoveries, after a remediation plan has been developed. These costs are discounted using a risk free interest rate over the estimated period which the remediation, operation, maintenance and monitoring costs are to be expended.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant.

The Company is a co-signer on a note for its 50% owned equity investment in Coors Pyramid LLC. The principal long-term balance owing on the note at September 30, 2000, is $330,000.

The Company has guaranteed a $1,350,000 note payable on the office building in which the Company's corporate offices are located. The principal long-term balance owing on the note at September 30, 2000 is $1,350,000.

In August 2000 the Company entered into a restructuring agreement with the former shareholder of a subsidiary. Under the terms of the agreement, the Company acquired for retirement the preferred shares owned by the former shareholder in exchange for a note and the assumption of certain environmental liabilities. The note is being amortized over a four-year period with an interest rate of 8%. The note requires a $1,500,000 payment to be made from the receipt of funds received from the future sale or refinancing of certain assets. The note is dated September 15, 2000. The note is guaranteed by Graves and Meteor Marketing, Inc. and is secured with certain assets of Graves. The excess of the carrying value for the minority interest (the preferred shares) and the liabilities recorded in the transaction is included in the paid in capital section of the balance sheet. This income is not included in the income statement.

In October 2000, the Company entered into a non-binding letter of intent to merge with Active IQ Technologies, Inc. ("Active IQ") a privately-held company providing Internet infrastructure software solutions for business-to-business

(B2B) ecommerce. The closing of the merger transaction will be contingent upon several conditions, including the negotiation and execution of a definitive merger agreement, and approval of the transaction by Meteor's and Active IQ's shareholders. The transaction, if consummated, will result in Active IQ shareholders owning approximately 50% of the merged companies.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operation.

The Company has terminated all negotiations to acquire Jardine Petroleum Company and Innovative Drug Delivery Systems, Inc. resulting in approximately $552,000 being charged to other expense during the third quarter of 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company has both short-term and long-term notes receivable from Capco Energy, Inc. ("Capco"), an affiliate of the Company. The notes bear interest and are secured by all of the outstanding shares of a wholly owned subsidiary of Capco and by certain shares of the Company's stock held by Capco. The total notes receivable balance at September 30, 2000 and at December 31, 1999, is $2,765,000 and $2,430,000.

NOTE 6 - BUSINESS SEGMENTS

The Company operates in six business segments: gasoline, diesel, propane, grease and lubricants, convenience store items and other products (anti-freeze, chemicals, services, hardware, rental income and miscellaneous items). Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. Two of the most significant factors used in evaluating the operating performance are: net sales and gross profit before depreciation and amortization as presented below:
                                    Three Months            Nine months
                                  Ended September 30,   Ended September 30,
                                    2000       1999      2000        1999
Net sales
    Gasoline                      $ 14,026   $12,197   $ 38,819   $ 27,848
    Diesel                          31,433    23,639     81,435     54,937
    Propane                            864       722      4,000      3,116
    Greases and lubes                5,058     3,742     14,233     12,631
    Convenience store items              0     1,931          0      4,865
    Other items                      2,104     2,428      5,621      5,377

       Total net sales            $ 53,485   $44,659   $144,108   $108,774

  Gross profit, before
   depreciation
     Gasoline                     $    938  $  1,210   $  2,619   $  3,489
     Diesel                          2,335     2,392      6,237      6,432
     Propane                           272       280      1,376      1,348
     Greases and lubes                 725       812      2,701      2,505
     Convenience store items             0       514          0      1,236
     Other items                     1,321     1,703      3,737      3,244

       Total gross profit         $  5,591  $  6,911   $ 16,670   $ 18,254

                                       Three Months            Nine months
                                     Ended September 30,   Ended September 30,
                                       2000       1999      2000        1999
  Reconciliation to net income:
   Selling, general and
    administrative                   $ 4,526    $ 5,826   $ 13,529   $ 14,590
   Depreciation and amortization         585        521      1,780      1,530

   Income from operations                480        564      1,361      2,134

   Other income (expense)             (1,077)        96     (1,697)      (276)
   Income tax expense                   (266)       243       (153)       684
   Minority interest                     123        123        368        368

     Net income (loss)               $  (454)   $   294   $   (551)  $    806

In December 1999, Meteor sold its retail store operating subsidiary to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution.

The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 7 - PREFERRED STOCK

During June 2000, the Company issued 365,000 shares of Series B Convertible Preferred Stock. The Company received $707,000, net of issuance costs of $23,000. In addition, the Company issued stock options to consultants that resulted in $27,000 of non-cash expenses. Each share is: (1) not entitled to dividends, (2) entitled to a liquidation preference of $2.00, (3) entitled to one vote, and (4) not redeemable. Holders of the Series B Convertible Preferred Stock have the right to convert all or a portion of their shares into units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock. The warrants to be issued as part of the units shall be exercisable until May 15, 2005, at an exercise price of $2.50 per share.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

The Company had sales of $53.5 million for the three months ended September 30, 2000, compared to $44.7 million for the three months ended September 30, 1999, an $8.8 million (20%) increase. The increase is primarily due to higher product prices during the current period partially offset by a decrease in sales volumes.

Gross profit for the three months ended September 30, 2000 and 1999, was $5.6 million and $6.9 million, respectively, a decrease of $1.3 million (19%). The decrease is primarily due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc. and lower sales volumes.

The Company experienced a net loss of $454,000 for the three months ended September 30, 2000, compared to net income of $294,000 in 1999. The loss was attributable to two one time items: (1) acquisition costs totaling $552,000 due to terminating acquisition attempts of two companies and (2) recording environmental expense of $268,000. Income from operations declined slightly for the three months ended September 30, 2000, as compared to 1999, resulting from a decline in gross profit primarily due to the exchange of higher retail margins with wholesale margins, partially offset by a reduction in SG&A expenses resulting from the sale of Meteor Stores, Inc. In addition, depreciation and amortization expense increased due to the acquisition of property, plant and equipment additions, partially offset by the sale of Meteor Stores, Inc.

Gasoline Segment

Gasoline volumes decreased to 12.8 million gallons for the three months ended September 30, 2000, compared to 15.4 million gallons in 1999, a decrease of
2.6 million gallons (17%). The volume decrease is primarily due to reduced demand as a result of the rapid increase in the cost of petroleum based products. Gasoline sales increased to $14.0 million for the three months ended September 30, 2000, compared to $12.2 million in 1999, an increase of $1.8 million (15%) primarily due to higher product prices during the current period partially offset by the decrease in sales volumes. Gross profit decreased to $.9 million for the three months ended September 30, 2000, from $1.2 million in 1999, a decrease of $.3 million (25%), primarily due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc. (retail c-store subsidiary) in December 1999. Gross profit per gallon of gasoline sold increased to $.07 for the three months ended September 30, 2000, from $.06 in 1999.

Diesel Segment

Diesel volumes decreased to 29.3 million gallons for the three months ended September 30, 2000, from 30.5 million in 1999, a decrease of 1.2 million gallons (4%) due to one large mining customer accepting a bid from a diesel supplier although the Company retained the trucking service. Diesel sales increased to $31.4 million for the three months ended September 30, 2000, from $23.6 million in 1999, an increase of $7.8 million (33%) due to higher product prices during the current period partially offset by the decrease in sales volumes. Gross profit decreased to $2.3 million for the three months ended September 30, 2000, from $2.4 million in 1999, a decrease of $.1 million (4%). Gross profit per gallon of diesel sold remained constant at $.08 for the three months ended September 30, 2000 and 1999.

Propane Segment

Propane volumes decreased to 1.0 million gallons for the three months ended September 30, 2000, from 1.1 million gallons in 1999, a .1 million gallon decrease (9%) due to a decrease in wholesale volume caused by unseasonably warm weather in our marketing area. Propane sales increased to $.9 million for the three months ended September 30, 2000, from $.7 million in 1999, an increase of $.2 million (29%) due to higher product prices during the current period, partially offset by a decrease in sales volumes. Gross profit remained constant at $.3 million for the three months ended September 30, 2000 and 1999. Gross profit per gallon sold increased to $.28 for the three months ended September 30, 2000, from $.24 in 1999.

Greases and Lubricants Segment

Grease and lubricants sales increased to $5.1 million for the three months ended September 30, 2000, compared to $3.7 million in 1999, an increase of $1.4 million (40%) due to higher product prices during the current period. Gross profit decreased to $.7 million for the three months ended September 30, 2000, compared to $.8 million in 1999, a decrease of $.1 million (13%).

Convenience Store Items Segment

Sales of convenience store items decreased to -0- for the three months ended September 30, 2000, from $1.9 million in 1999, due to the sale of Meteor Stores, Inc. in December 1999.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, decreased to $2.1 million for the three months ended September 30, 2000, compared to $2.4 million in 1999, a decrease of $.3 million (13%). Gross profit decreased to $1.3 million for the three months ended September 30, 2000, compared to $1.7 million in 1999, a decrease of $.4 million (24%).

Expenses

Selling, general, and administrative ("SG&A") expenses were $4.5 million for the three months ended September 30, 2000, compared to $5.8 million for the three months ended September 30, 1999, a decrease of $1.3 million (22%). The decrease is primarily related to the reduction in SG&A expenses related to the sale of Meteor Stores, Inc. partially offset by the increase in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company.

Depreciation and amortization expense increased to $.6 million for the three months ended September 30, 2000, compared to $.5 million in 1999.

Interest expense increased to $361,000 for the three months ended September 30, 2000, compared to $251,000 in 1999, an increase of $110,000 (44%). The increase is due to carrying higher levels of accounts receivable and inventory. Accounts receivable and inventory are significantly higher in 2000 vs 1999 due to the rapid increase in the costs of petroleum based products.

The Company recognized other expense of $818,000 for the three months ended September 30, 2000, as compared to other income of $303,000 in 1999. The Company has terminated all negotiations to acquire Jardine Petroleum Company and Innovative Drug Delivery Systems, Inc. resulting in a one time expense of approximately $552,000. The Company also recorded environmental expense of $268,000. The Company recognized other income for the three months ended September 30, 1999, of $300,000 related to the sale of 150,000 shares in a Canadian corporation.

Income Taxes

The provision for income taxes for the three months ended September 30, 2000, resulted in a benefit of $266,000 as compared to tax expense of $243,000 for the same period ended September 30, 1999. The change was due to the net loss for the current period.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO SEPTEMBER 30, 1999

The Company had sales of $144.1 million for the nine months ended September 30, 2000, compared to $108.8 million for the nine months ended September 30, 1999, a $35.3 million (32%) increase. The increase is primarily due to an increase in product sales volumes as a result of the Carroll Oil Company acquisition in April 1999, and higher product prices during the current period.

Gross profit for the nine months ended September 30, 2000 and 1999, was $16.7 million and $18.3 million, respectively. The decrease is due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc.

The Company experienced a net loss of $551,000 for the nine months ended September 30, 2000, compared to net income of $806,000 in 1999. The loss results from the Company ending negotiations to acquire Jardine Petroleum Company and Innovative Drug Delivery Systems, Inc. resulting in a one time expense of approximately $552,000. The Company also recorded environmental expense of $268,000. Income from operations declined for the nine months ended September 30, 2000, as compared to 1999, resulting from a decline in gross profit primarily due to the exchange of higher retail margins with wholesale margins, partially offset by a reduction in SG&A expenses resulting from the sale of Meteor Stores, Inc. In addition, depreciation and amortization expense increased due to the acquisition of equipment additions, partially offset by the sale of Meteor Stores, Inc.

Gasoline Segment

Gasoline volumes increased to 37.8 million gallons for the nine months ended September 30, 2000, compared to 33.3 million gallons in 1999, an increase of
4.5 million gallons (14%). The volume increase is primarily due to the Carroll

Oil Company acquisition. Gasoline sales increased to $38.8 million for the nine months ended September 30, 2000, compared to $27.8 million in 1999, an increase of $11 million (40%) due to higher product prices during the current period and increased sales volumes. Gross profit decreased to $2.6 million for the nine months ended September 30, 2000, from $3.5 million in 1999,a decrease of $.9 million gallons (26%) primarily due to the exchange of higher retail margins with wholesale margins resulting from the sale of Meteor Stores, Inc. (retail c-store subsidiary) in December 1999. Gross profit per gallon of gasoline sold decreased to $.07 for the nine months ended September 30, 2000, from $.08 in 1999 for the above stated reason.

Diesel Segment

Diesel volumes increased to 82.3 million gallons for the nine months ended September 30, 2000, from 82.1 million gallons in 1999, an increase of .2 million gallons due to acquiring new customers and the Carroll Oil Company acquisition. Diesel sales increased to $81.4 million for the nine months ended September 30, 2000, from $54.9 million in 1999, an increase of $26.4 million (48%) due to higher product prices during the current period and increased sales volumes. Gross profit decreased to $6.2 million for the nine months ended September 30, 2000, from $6.4 million in 1999, a decrease of $.2 million (3%). Gross profit per gallon of diesel sold remained constant at $.08 per gallon for the nine months ended September 30, 2000 and 1999.

Propane Segment

Propane volumes decreased to 4.8 million gallons for the nine months ended September 30, 2000, from 5.8 million gallons in 1999, a 1.0 million gallon decrease (17%) due to a decrease in wholesale volume caused by unseasonably warm weather in our marketing area. Propane sales increased to $4.0 million for the nine months ended September 30, 2000, from $3.1 million in 1999, an increase of $.9 million (29%) due to higher product prices during the current period, partially offset by a decrease in sales volumes. Gross profit increased to $1.4 million for the nine months ended September 30, 2000, comparted to $1.3 million in 1999, an increase of $.1 million (8%). Gross profit per gallon of propane sold increased to $.29 for the nine months ended September 30, 2000, compared to $.22 in 1999, due to higher residential margins.

Greases and Lubricants Segment

Grease and lubricants sales increased to $14.2 million for the nine months ended September 30, 2000, compared to $12.6 million in 1999, an increase of $1.6 million (13%) due to higher product prices during the current period. Gross profit increased to $2.7 million for the nine months ended September 30, 2000, compared to $2.5 million, an increase of $.2 million (8%).

Convenience Store Items Segment

Sales of convenience store items decreased to -0- for the nine months ended September 30, 2000, from $4.9 million in 1999, due to the sale of Meteor Stores, Inc. in December 1999.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, increased to $5.6 million for the nine months ended September 30, 2000, compared to $5.4 million in 1999, an increase of $.2 million (4%). Gross profit increased to $3.7 million for the nine months ended September 30, 2000, compared to $3.2 million in 1999, an increase of $.5 million (16%) due to rental income and freight revenue.

Expenses

Selling, general and administrative ("SG&A") expenses were $13.5 million for the nine months ended September 30, 2000, compared to $14.6 million for the nine months ended September 30, 1999, a decrease of $1.1 million (8%). The decrease is due to a reduction in SG&A expenses resulting from the sale of Meteor Stores, Inc., partially offset by the acquisition of Carroll Oil Company and corresponding increase in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company.

Depreciation and amortization for the nine months ended September 30, 2000, was $1.8 million compared to $1.5 million for the nine months ended September 30, 1999. The increase is attributable to the Carroll Oil Company acquisition and property, plant and equipment additions, partially offset by the sale of Meteor Stores, Inc.

Interest expense increased to $1.1 million for the nine months ending September 30, 2000, compared to $.9 million in 1999, an increase of $.2 million (22%). The increase is due to carrying higher levels of accounts receivable and inventory. Accounts receivable and inventory are significantly higher in 2000 vs 1999 due to the rapid increase in the cost of petroleum based products.

The Company recognized other expense of $884,000 for the nine months ended September 30, 2000, as compared to other income of $447,000 in 1999. The Company terminated all negotiations to acquire Jardine Petroleum Company and Innovative Drug Delivery Systems, Inc. resulting in a one time expense of approximately $552,000. The Company also recorded environmental expense of $268,000. The Company recognized other income for the nine months ended September 30, 1999, of $440,000 related to the sale of 250,000 shares in a Canadian corporation.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2000, resulted in a benefit of $153,000 as compared to tax expense of $684,000 for the same period ended September 30, 1999. The change was due to the net loss in the current period.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had a working capital deficit of $.6 million compared to a working capital deficit of $.3 million at December 31, 1999.

Net cash provided by operating activities totaled $3.4 million for the nine months ended September 30, 2000, compared to $1.8 million for the nine months ended September 30, 1999. This increase in cash provided by operating activities is principally related to changes in working capital items due to higher product prices.

Net cash used in investing activities totaled $.1 million for the nine months ended September 30, 2000, compared to cash used of $2.7 million for the nine months ended September 30, 1999. The decrease in cash used in investing activities is principally related to a reduction in expenditures for property, plant and equipment and the sale of a parcel of land in Colorado.

Net cash used in financing activities totaled $3.2 million for the nine months ended September 30, 2000, compared to cash provided by of $1.1 million for the nine months ended September 30, 1999. The increase in cash used in financing activities primarily related to a decrease in borrowing on the revolving line of credit facility offset by proceeds from the issuance of preferred stock.

Effective November 1, 2000, the Company renegotiated its revolving bank credit facility with Wells Fargo Business Credit, Inc. for $12.5 million which expires December 31, 2002. The credit line is subject to the borrowing base, as defined. At September 30, 2000, the borrowing base was approximately $11.2 million. $7.1 million was borrowed against the facility and is recorded as a current liability.

The Company has various loans with banks, suppliers and individuals which require principal payments of approximately $1.3 million in 2000.

The Company is obligated to pay lease costs of approximately $.9 million in 2000 for land, building, facilities and equipment.

In August 2000 the Company entered into a restructuring agreement with the former shareholder of a subsidiary. Under the terms of the agreement, the Company acquired for retirement the preferred shares owned by the former shareholder in exchange for a note and the assumption of certain environmental liabilities. The note is being amortized over a four-year period with an interest rate of 8%. The note requires a $1,500,000 payment to be made from the receipt of funds received from the future sale or refinancing of certain assets. The note is dated September 15, 2000. The note is guaranteed by Graves and Meteor Marketing, Inc. and is secured with certain assets of Graves. The excess of the carrying value for the minority interest (the preferred shares) and the liabilities recorded in the transaction is included in the paid in capital section of the balance sheet. This income is not included in the income statement.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. For the quarters ended September 30, 2000 and 1999, the Company expended $92,000 and $91,000, respectively, for site assessment and related cleanup costs. The Company has accrued $741,000 at September 30, 2000, for environmental remediation which management believes is adequate to cover known remediation requirements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility, which bears interest at prime plus 0.5%. As of September 30, 2000, there was $7.1 million in borrowings outstanding. Because the interest rate on this facility is variable, based upon the bank's prime rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of September 30, 2000, and using the average interest rate paid on borrowed funds during the third quarter of 2000, would be an annual increase or decrease of approximately $71,000 in interest expense and a corresponding decrease or increase of approximately $40,000 in the Company's net income after taxes.


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

Dated: November 14, 2000

                                  EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically