Form 10-K
period 2000-12-31
METEOR INDUSTRIES INC
filed 2001-03-22
CIK 912875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the Year ended December 31, 2000


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

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

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

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 16, 2001, 4,260,505 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $13,904,802.

DOCUMENTS INCORPORATED BY REFERENCE: See pages 30 - 34.

                                    PART I

ITEM 1.  BUSINESS

GENERAL

Meteor Industries, Inc. and certain subsidiaries ("Meteor" or the "Company") own, operate and acquire independent refined petroleum product distribution companies. These marketing and distribution companies sell gasoline, diesel fuel, lubricants, and propane. Meteor has grown through expansion of its existing businesses and the acquisition of established companies in this industry. Since 1993, Meteor has completed eleven acquisitions, nine of which have been acquisitions of petroleum distributors located in the Rocky Mountain Region and Western United States.

Early in the year 2000 Meteor's Board of Directors determined that it is in the best interest of the shareholders of the Company to explore other alternatives to enhance Meteor's shareholder value including sales of assets, mergers and joint ventures.

In December 1999, Meteor sold its retail store operating subsidiary, including all of its retail store operations, to Capco Energy, Inc., its largest shareholder for $1.5 million: $0.2 million in cash paid in January 2000 and a $1.3 million secured note. Meteor sold its retail store operating subsidiary to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution.

AGREEMENT WITH ACTIVE IQ TECHNOLOGIES, INC.

On January 11, 2001, Meteor executed a definitive agreement to merge with Active IQ. The transaction is planned to close prior to April 16, 2001, and is subject to various contingencies including shareholder approval of both companies. Meteor, in anticipation of the transaction, invested $1.1 million to acquire approximately 10% of Active IQ. Upon shareholder approval, Meteor will issue new shares of common stock and warrants to purchase additional shares to Active IQ shareholders in exchange for all of the equity of Active IQ. Immediately after the merger, Active IQ shareholders will own approximately 50% of the voting shares of the merged company and will control the Board of Directors.

Active IQ is a privately held Minneapolis, Minnesota-based company with other offices in Boston, Massachusetts and Las Vegas, Nevada. Active IQ provides Internet infrastructure software and services for small to medium-sized companies through an affordable, service-based product line that quickly and seamlessly connects sellers to buyers with minimal supplier effort. The company's service, "Epoxy" and its suite of products (Express, Business and Enterprise), connects directly with supplier and buyer back-end business systems to streamline the buy/sell process. Active IQ also recently announced that it has formed a strategic relationship with Intranet Solutions, Inc. (Nasdaq-INRS) to offer Web content management solutions to small and medium-sized businesses worldwide. Intranet Solutions, Inc. is a significant shareholder of Active IQ.

AGREEMENT WITH CAPCO ENERGY, INC.

On January 30, 2001, Meteor executed a definitive agreement to sell, in connection with its planned merger with Active IQ, its subsidiaries and related businesses to its largest shareholder, Capco Energy, Inc. ("Capco")(Nasdaq-CPEG). The sale is contingent upon shareholder approval, the consummation of the Active IQ merger and certain other conditions. The sale price for the subsidiaries will be $5.5 million and certain environmental and other indemnities.

The subsidiaries own substantially all of Meteor's assets and operate all of its businesses; excluded are 400,000 shares of Active IQ's common stock and certain amounts of cash which will remain in Meteor at the time of merger. Also, the subsidiaries contain all of the liabilities of Meteor, except those associated with certain costs relating to the closing of the Active IQ merger.

Capco, located in Orange, California, is a 20-year-old public company.
Capco's business is to explore for, develop and produce oil and gas efficiently and to secure strategic acquisitions. Capco holds investments in shares of various publicly traded companies, real estate and producing oil and gas properties.

PROXY STATEMENT FILING

In February 2001, the Company filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission for the solicitation of proxies from its shareholders approving three proposals to be considered at a special meeting (the "Special Meeting") of the Company's shareholders (the "Shareholders"). At the Special Meeting the shareholders will be asked to vote on:

(1) A proposal to approve and adopt the Stock Purchase Agreement, dated as of January 30, 2001, by and between the Company and Capco, and the transactions contemplated by that agreement, including the sale of substantially all of the Company's assets (the "Asset Sale") to Capco.

(2) A proposal to approve the reincorporation of the Company under Minnesota law, which reincorporation would be effected by merging the Company with and into a newly formed and wholly owned subsidiary of the Company organized under Minnesota law (the "Reincorporation Merger"), and

(3) A proposal to approve and adopt an Agreement and Plan of Merger, dated as of January 11, 2001, by and among the Company, its wholly owned subsidiary, MI Merger, Inc. and Active IQ (the "Merger")

Because the Asset Sale and the Reincorporation Merger are conditions of the Merger, all three of the above described proposals must be approved by the Shareholders for any of the three proposed transactions to be consummated by the Company. The Asset Sale, the Reincorporation Merger, and the Merger are each subject to the satisfaction or waiver of several conditions, including, but not limited to, stockholder approval by the Company and Active IQ.

The foregoing summary description is qualified in its entirety by reference to the Stock Purchase Agreement, dated as of January 30, 2001, the Agreement and Plan of Merger, dated as of January 11, 2001, and the Company's definitive proxy on Schedule 14A, filed with the Commission February 14, 2001, which are attached as Exhibits 10.1, 10.2 and 20.1 to Meteor's Form 8-K filed on February 13, 2001 and incorporated by this reference.

THE PETROLEUM DISTRIBUTION INDUSTRY

The Department of Energy estimates that the total volume of refined petroleum products sold in the United States is approximately 819 million gallons per day. Refined petroleum products are generally distributed by three types of entities: pipeline companies that distribute directly to large end-users, such as utilities and airports; major oil companies that often supply their own retail outlets and are normally focused on urban areas; and independently owned wholesale petroleum distributors.

According to Petroleum Marketers Association of America there are approx-imately 7,850 independent petroleum distributors in the United States. Collectively, these marketers sell approximately 50% of the gasoline, 60% of the diesel fuel and 80% of the home heating oil consumed in America. Due to these industry characteristics, as well as the relative absence of industry consolidators, the owners of independent petroleum businesses, a majority of which are smaller owner-operators, have limited alternatives to sell their operations. The Company believes these factors create an opportunity for it to be a part of the consolidation of this industry and accomplish additional acquisitions in its existing region and in additional market areas. The ability to so participate is contingent on the availability of financial resources, which availability has been problematic recently, and/or the willingness of sellers to provide significant financing.

PETROLEUM MARKETING OPERATIONS

Meteor operates its petroleum marketing business primarily from its Colorado, New Mexico and Wyoming offices. The Company operates this business through Meteor Marketing, Inc. d/b/a Graves Oil & Butane Co., Inc., Fleischli Oil Company, Inc., and Tri-Valley Gas Co.

The commercial and wholesale diesel fuel, gasoline and lubricant operations are the largest part of the Company's business. These operations have agreements to supply products to customers that include truck stops, retail gasoline service stations, convenience stores, construction companies, commercial fleet distribution centers, the federal government, mining companies and utilities.

The commercial/wholesale operation has distributor agreements to purchase products from Phillips Petroleum Company, Sun Lubricants, Conoco, Inc., Amoco Petroleum Products, Exxon Lubricants, Sinclair Oil Company, Shell Oil Company, Frontier Oil and Refining Company, and Fina Oil Company. These distributor agreements allow the Company to purchase petroleum products at wholesale prices directly from distribution centers, pipeline terminals and refineries controlled by these large oil producer/refiners. The Company is then authorized to resell those products to its customers.

The Company's distribution agreements generally have three-year terms. The distribution agreements do not provide for an exclusive territory and can be terminated by either party upon 30 days notice. There can be no assurance that these agreements will not have to be renegotiated or that they will be renewed. Most recently, due to changes in the industry, the Company has been notified that it will lose certain direct contracts with Sun and Conoco. In addition, Meteor has recently signed a direct supply contract and commenced doing business with Chevron Lubricants. Although the Company is a relatively long standing distributor of products in the states where it operates, the consolidation in the industry makes it likely that Meteor will lose or add one or more additional contracts. In such an event, the Company's operations can be adversely impacted, however, because Meteor's customer base is larger than the average distributor in the industry, management believes that it has the ability to develop relationships with new suppliers and use its remaining existing suppliers to provide quality products to its customers.

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

The Company's wholesale transactions and most of its commercial sales begin with the loading of the Company's trucks at pipeline supplied terminals, refineries or other storage facilities. When sold in transport quantities, the trucks deliver the products directly to the customer with no intermediate storage of fuel. The distribution process for bulk fuel products, from pick-up to delivery to customers, is typically completed in less than two days.

The Company's wholesale/commercial customers are primarily located in New Mexico, Wyoming, Colorado and Nevada. One customer accounted for 12% of the Company's sales in 2000.

The Company operates 17 automated cardlock locations. The cardlock systems provide 24-hour-per-day access to fuel dispensing facilities for commercial fleet customers and customers with automated debit cards. The cardlock systems do not require that a Company employee be present to process the fuel purchase. The cardlock facilities are primarily used by commercial fleet operators in order to take advantage of automated transaction process technology which allows a user to insert a "user card" activating the fuel dispenser and records the transaction. The Company's strategy contemplates increasing the number of cardlock facilities that the Company owns or controls.

ROCKY MOUNTAIN PROPANE LLC

The Company also has a wholesale, retail and commercial propane business. Meteor has over 2,900 residential and over 260 commercial propane customers. Effective in January 2001, Meteor contributed substantially all of its propane assets into a new entity, Rocky Mountain Propane LLC, and sold an interest in such company to Meteor's propane management. Management of Rocky Mountain Propane LLC is actively seeking financing for other propane opportunities in its market areas.

SABA POWER COMPANY LTD.

Saba Power Company Ltd. ("Saba Power") is a limited liability corporation in Pakistan. It was established in early 1995 to pursue development of a power plant project in Pakistan. As discussed below, the Company has an interest in Saba Power, which has a power plant project 40 miles from Lahore, Pakistan (the "Power Project"). Costs for the 125 megawatt plant were approximately $160 million. Construction activity was completed in December of 1999 and the plant began selling electricity in January 2000. Due to the political situation in Pakistan, the debt financing relating to the project is such that substantially all of the cash flow is being applied to pay down the existing debt. If the debt is not restructured, it is estimated to take approximately 7 to 8 years to pay off the existing debt.

At December 31, 2000, the Company had invested $0.7 million for an approximate 1.5% interest in Saba Power. The Company is not required to invest any additional capital related to the Power Project. If additional capital is required, then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

INNOVATIVE SOLUTIONS AND TECHNOLOGIES, INC.

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

The wholesale and commercial distribution of petroleum products is a highly competitive industry. This competition generally comes from other privately held petroleum jobbers operating in the same geographic region as the Company. The competition is primarily focused on the government contract and commercial fleet segments of the business. The government contract business is awarded via a lowest sealed bid process and the Company competes heavily with several wholesale distributors. Competition also occurs for the gasoline service station customers. In competing for this segment of the business, a customer must be convinced to change the "brand" of the station (i.e., convert a station or store from Conoco to Phillips 66). A change of brands can be expensive and disruptive to the operations of the gasoline service station and therefore does not occur frequently.

GOVERNMENTAL REGULATIONS

ENVIRONMENTAL MATTERS

Various federal and state statutes are designed to identify environmental damage, identify hazardous material and operations, regulate operations engaged in hazardous activities and establish procedures for remedial action. The Company is inspected on a regular basis by state environmental authorities. The Environmental Protection Agency ("EPA") and the various states the Company operates in have instituted environmental compliance regulations designed to prevent leakage and contamination from underground storage tanks. The Company continually expends funds when complying with changing environmental regulations and expects to spend about $0.1 million a year on environmental compliance.

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

EMPLOYEES

The Company employs approximately 220 people, none of whom are represented by any collective bargaining organizations. Management considers its employee relations to be satisfactory at the present time.

ITEM 2.  PROPERTIES

The Company leases its corporate office in Denver, Colorado from a joint venture affiliate that owns the building. Meteor owns approximately 25% of the joint venture.

The Company operates an additional office for accounting and operations in Cheyenne, Wyoming.

The Company operates fourteen terminals/bulk plants/warehouse combinations. Of these, eleven are owned and three are leased. Three are located in New Mexico, four in Wyoming, six in Colorado and one in Nevada.

The Company owns an interest in nine retail locations located in New Mexico and Colorado which are leased to a third party operator.

The Company operates seventeen cardlock facilities, of which thirteen are owned. Four are located in New Mexico, seven in Colorado, five in Wyoming and one in Nevada.

The Company owns a substantial amount of personal property, including above and below ground tanks located at its bulk plants, warehouses and cardlocks described above. It also owns approximately 2,650 portable above ground fuel and propane tanks, 5 automobiles, 97 trucks/bobtails, 72 tractors/trucks, 128 trailers and 18 forklifts. The Company also leases approximately 16 tractors/trucks under operating leases.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to result in a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the calendar year covered by this annual report, no matter was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

PRICE RANGE OF COMMON STOCK

Prices for the Common Stock are quoted on the NASDAQ Small Cap.

                                                       Bid
                Period                           High     Low

     Quarter Ended March 31, 1999. . . . . .     $3.00    $2.38
     Quarter Ended June 30, 1999 . . . . . .     $3.50    $2.50
     Quarter Ended September 30, 1999. . . .     $4.06    $3.13
     Quarter Ended December 31, 1999 . . . .     $3.50    $2.63

     Quarter Ended March 31, 2000. . . . . .     $3.13    $2.31
     Quarter Ended June 30, 2000 . . . . . .     $4.88    $3.19
     Quarter Ended September 30, 2000. . . .     $6.38    $4.69
     Quarter Ended December 31, 2000 . . . .     $4.75    $2.88
__________________

As of the date of this report, there were approximately 62 record holders of the Company's Common Stock. Based on securities position listings, the Company believes that there are approximately 500 beneficial holders of the Company's Common Stock.

DIVIDENDS

The Company has paid no cash dividends on its Common Stock and has no present
intention of paying cash dividends in the foreseeable future.   It is the
present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition. Under the current debt covenant agreements, the Company is subject to restrictions on its ability to pay cash dividends.

PRIVATE SALES OF SECURITIES

During the years ended December 31, 2000, 1999 and 1998, the Company sold shares of its Common Stock and issued warrants and options the underlying shares for which were not registered under the Securities Act of 1933, as amended, as follows:

In June of 2000, Meteor sold 365,000 shares of Series B Convertible Preferred Stock in a private placement to five accredited investors. The preferred shares were sold for $2.00 each for total proceeds of $0.7 million. Each share of Series B Convertible Preferred Stock is convertible into one share of the Company's common stock and a 5-year warrant to purchase one share of common stock at a price of $2.50 per share.

In 2000, the Company issued 23,887 common shares for services and 401(k) matching.

In April of 1999, the Company issued 113,750 warrants to outside consultants. The warrants have an exercise price of $2.90 per share and expire in April 2003.

In September of 1999, the Company issued 64,000 common shares and guaranteed a note of $1.4 million in exchange for a 25% interest in the office building in which the Company's offices are located.

In 1999, the Company issued 36,475 common shares for services and 401(k) matching.

In 1998, the Company issued 10,164 common shares for services and 401(k) matching.

In 1998, the Company issued a total of 560,000 warrants in exchange for services by non-employees and non-affiliates. The average exercise price of these warrants was $3.67 per share. In 1998, 350,000 of these warrants were cancelled. In 1999, the remaining 210,000 warrants expired.

During January 1999, the Company issued 300 shares of Series A preferred stock with extraordinary voting rights. This was done in order to ensure that the Company's current board members remained in control of Meteor until such time as Nevada Manhattan Group Inc. delivered a valuable contract to Meteor as required by written agreement. Since the Nevada Manhattan transaction has been rescinded, Meteor redeemed and cancelled all of the Series A preferred stock in February 2000 at no cost.

In the first quarter of 2001, the Company completed a private placement to five accredited investors. The private placement consisted of approximately 123,000 units at $15 per unit for total proceeds of $1.9 million. Each unit consists of 5 shares of common stock and 3 common stock purchase warrants with an exercise price of $5.50 per share. The warrants expire 5 years from the date of issue. The proceeds were issued to purchase approximately 10% of the outstanding common stock of Active IQ ($1.1 million) and the remaining proceeds will be used for general working capital needs.

ITEM 6.  SELECTED FINANCIAL DATA

STATEMENT OF OPERATIONS DATA:

                             (Dollars in Thousands, Except Per Share Data)

                                  For the Years Ended December 31,
                             2000      1999       1998     1997     1996
                           --------  --------  --------- --------  --------
Sales                      $196,800  $155,211  $118,362  $88,440    $59,984
Cost of sales               174,497   130,417    97,558   75,439     49,644
Operating expenses           21,409    23,232    17,905   11,814      9,119
Other (expense) income       (2,116)     (602)     (348)     397        (79)
Net (loss) income          $   (949) $    259  $  1,168  $   601    $   462

(Loss) earnings per share:
 Basic                     $   (.27) $     .07 $    .31  $   .16    $   .15
 Diluted                   $   (.27) $     .07 $    .31  $   .16    $   .14

Weighted average number of
 common shares and common
 share equivalents:
 Basic                    3,537,555  3,454,146 3,792,197 3,821,061 3,184,397
 Diluted                  3,537,555  3,459,798 3,796,864 3,862,826 3,227,496

BALANCE SHEET DATA:
                                        (Dollars in Thousands)
                                           At December 31,

                             2000      1999       1998     1997     1996
                           --------  --------   -------- -------  ---------
Current assets             $25,477   $ 22,032  $ 16,096  $15,826  $  8,488
Property, plant and
 equipment, net             16,437     17,905    19,235   13,940     8,277
Other assets                 3,241      3,503     4,059    2,175     3,669
Total assets                45,155     43,440    39,390   31,941    20,434
Current liabilities         27,255     22,655    16,506   12,935     8,943
Long-term debt               7,202      5,865     6,390    2,912       446
Deferred tax liability       2,556      2,606     3,686    2,288     1,773
Minority interest              250      5,412     4,952    4,515     4,152
Shareholders' equity         7,424      6,902     7,856    9,291     5,120

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had a working capital deficit of $1.8 million compared to a working capital deficit of $0.6 million at December 31, 1999. The decrease in working capital is primarily attributable to the restructuring agreement with the former shareholder of a subsidiary.

Net cash provided by operating activities totaled $3.3 million for the year ended December 31, 2000, compared to cash used in operating activities of $1.1 million for the year ended December 31, 1999 and $3.0 million provided by operating activities for the year ended December 31, 1998. The net cash provided by operating activities in 2000 is principally related to improved collections of accounts receivable while pricing has increased.

Net cash used in investing activities totaled $0.2 million for the year ended December 31, 2000, compared to cash used of $3.7 million for the year ended December 31, 1999 and $4.0 million for the year ended December 31, 1998. The use of cash in investing activities in 2000 is attributable to purchases of property, plant and equipment.

Net cash used in financing activities totaled $3.2 million for the year ended December 31, 2000, compared to cash provided of $4.6 million for the year ended December 31, 1999 and $1.2 million for the year ended December 31, 1998. This use of cash for financing activities is related to payments on long-term debt and the reduction of the revolving credit facility.

The Company has a revolving bank credit facility with Wells Fargo Business Credit, Inc. allowing for borrowings to a maximum of $12.5 million which expires December 31, 2002. The credit line is subject to a borrowing base, as defined. At December 31, 2000, the borrowing base was approximately $11.6 million. $8.6 million was borrowed against the facility and is recorded as a current liability. During the year the Company was out of compliance with several covenants contained in the agreement and the Company obtained waivers from the lender for noncompliance.

The Company has various loans with banks, suppliers and individuals which require principal payments of $3.8 million in 2001.

The Company is obligated to pay operating lease costs of approximately $1.0 million in 2001 for land, building, facilities and equipment.

The prices the Company pays for gasoline and diesel products are subject to market fluctuation and not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants which are based on the Company's budgeted results. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available.

In August 2000, the Company acquired for retirement the Series A Convertible preferred stock of a subsidiary in exchange for a $4.4 million note payable and the assumption of certain environmental liabilities. The note is being amortized over a four-year period plus interest at 8%. The note requires a $1.5 million payment to be made from the receipts from the future sale or refinancing of certain assets. This payment was made in connection with the Rocky Mountain Propane transaction. The note is secured by certain assets of the subsidiary. The excess of the carrying value of the minority interest (the preferred shares) over the liabilities recorded in the transaction was credited to paid in capital.

The Company is responsible for any contamination of land it owns or leases. However, the Company's cost may have limitations on any potential contamination liabilities, as well as claims for reimbursement from third parties. For the periods ended December 31, 2000, 1999 and 1998, the Company recorded expenses of $0.2 million, $0.1 million and $0.1 million, respectively, for site assessment, cleanup related costs and regulatory compliance. The Company has accrued $1.0 million at December 31, 2000, for environmental remediation, which amount management believes to be adequate to cover known remediation requirements in the future which are not expected to be reimbursed by third parties.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility (See Note 7 to the Financial Statements). Because the interest rate on this facility is variable, based upon the lender's base rate, the Company's interest expense and net income are affected by interest rate fluctuations.
If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of December 31, 2000 would be an annual increase or decrease of approximately $86,000 in interest expense and a corresponding decrease or increase of approximately $52,000 in the Company's net income (loss) after taxes.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 1999

The Company is primarily engaged in the business of marketing and distributing refined petroleum products and related products employing wholesale and retail operations. The Company's principal products are gasoline, diesel fuel, propane, greases and lubricants, convenience store items and other products (antifreeze, chemicals, services, hardware and miscellaneous items).

In December 1999, the Company sold its retail stores operating subsidiary to its largest shareholder. The Company retained the property, plant and equipment of nine of the retail locations and continues to lease these assets to the purchaser. The Company will continue to supply gasoline, diesel fuel and propane to the retail sites.

The Company had sales of $196.8 million in 2000 compared to $155.2 million in 1999, a $41.6 million (27%) increase. The increase is primarily due to higher product prices during the current period partially offset by a decrease in sales volumes.

Gross profit for 2000 and 1999 was $22.3 million and $24.8 million respec-tively, a decrease of $2.5 million (10%). The decrease is due to the exchange of higher retail margins with lower wholesale margins resulting from the sale of the retail stores business at the end of 1999, partially offset by an increase in freight revenue, resulting from the pass-through of higher fuel prices to our customers.

The Company experienced a net loss of $0.9 million for 2000 compared to $0.3 million of net income in 1999. The decrease is due to increased interest expense as a result of higher product pricing and other expenses related to environmental compliance and the write off of $0.6 million in costs associated with an acquisition that was terminated.

Gasoline sales volumes decreased to 49.0 million gallons in 2000 from 53.0 million gallons in 1999, a decrease of 4.0 million gallons (8%) due to a decrease in demand for gasoline as a result of the pass-through of higher product prices.

Gasoline sales increased to $50.5 million in 2000 from $41.5 million in 1999, an increase of $9.0 million (22%) due to higher product prices during the current period partially offset by the decrease in sales volumes. Gross profit decreased to $3.3 million in 2000 from $4.8 million in 1999, a decrease of $1.5 million (31%). Gross profit per gallon of gasoline sold decreased to $.07 in 2000 from $.09 in 1999 due to the exchange of higher retail margins with lower wholesale margins resulting from the sale of the retail stores business.

Diesel sales volumes decreased to 108.3 million gallons in 2000 from 109.9 million in 1999, a decrease of 1.6 million gallons (1%), due to one large mining customer accepting a bid directly from another diesel supplier, although the Company retained the trucking services. Diesel sales increased to $113.2 million in 2000 from $77.7 million in 1999, an increase of $35.5 million (46%) due to the pass-through of higher product prices during the current period partially offset by the decrease in sales volumes. Gross profits increased to $8.4 million in 2000 from $8.3 million in 1999, an increase of $0.1 million (1%). Gross profit per gallon of diesel sold remained constant at $.08 in 2000 and 1999.

Propane sales volumes decreased to 7.3 million gallons in 2000 from 8.1 million gallons in 1999, a decrease of 0.8 million gallons (10%) due to a decrease in wholesale volume caused by unseasonably warm weather in our marketing area. Propane sales increased to $6.7 million in 2000 from $4.8 million in 1999, an increase of $1.9 million (40%) due to higher product prices during the current period partially offset by the decrease in sales volumes. Gross profits increased to $2.2 million in 2000 from $1.9 million in 1999 due to an increase in the gross profit per gallon of propane sold to $.31 in 2000 from $.24 in 1999, and a larger decrease in wholesale propane sales volumes versus a lower decrease of higher margin residential sales volumes.

Greases and lubricants sales increased to $18.4 million in 2000 from $16.7 million in 1999, an increase of $1.7 million (10%) due to higher product prices during the current period. Gross profit decreased to $3.4 million in 2000 from $3.5 million in 1999, a decrease of $0.1 million (3%) due to an increase in product pricing resulting in lower demand.

There were no sales of convenience store items in 2000 from $6.7 million in 1999 due to the sale of the retail stores business in December 1999.

Other sales (anti-freeze, chemicals, services, hardware, rental income, freight revenue and miscellaneous items), increased to $8.0 million in 2000 from $7.7 million in 1999, an increase of $0.3 million (4%). Gross profit increased to $4.9 million in 2000 from $4.6 million in 1999, an increase of $0.3 million (7%). The increase in sales and gross profit is primarily due to an increase in freight revenue resulting from the pass-through of higher fuel prices to our customers.

Selling, general, and administrative expense was $19.0 million for the year ended December 31, 2000, compared to $21.0 million for the year ended December 31, 1999, a decrease of $2 million (10%). The decrease is due to a reduction in SG&A expenses resulting from the sale of the retail stores business, partially offset by the acquisition of Carroll Oil Company and an increase in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company.

Depreciation and amortization for the year ended December 31, 2000, was $2.4 million compared to $2.2 million for the year ended December 31, 1999. The increase is attributable to the Carroll Oil Company acquisition and property, plant and equipment additions.

Interest expense increased to $1.7 million for the year ended December 31, 2000, compared to $1.2 million for the year ended December 31, 1999, an increase of $0.5 million (44%). The increase is due to the additional financing necessary to carry higher average levels of accounts receivable and inventory. Accounts receivable and inventory are significantly higher during 2000 versus 1999 due to the rapid increase in the price levels for petroleum based products.

The Company recognized other expense of $0.4 million for the year ended December 31, 2000, compared to other income of $0.6 million in 1999. In the third quarter of 2000, the Company terminated all negotiations to acquire Jardine Petroleum Company and Innovative Drug Delivery Systems, Inc. resulting in one time expenses of approximately $0.6 million. The Company recognized other income for the year ended December 31, 1999, of $0.3 million related to the sale of 250,000 shares in a Canadian corporation.

The provision for income taxes for the year ended December 31, 2000, was $0.6 million benefit compared to $0.2 million expense for the period ended December 31, 1999. The decrease is primarily due to lower income.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

The Company had sales of $155.2 million in 1999 compared to $118.4 million in 1998, a $36.8 million (31%) increase. The increase is due to the Company's acquisitions of subsidiaries and due to higher product prices during 1999.

Gross profit for 1999 and 1998 was $24.8 million and $20.8 million respec-tively, an increase of $4.0 million (20%). The increase is due to acquisitions generating greater volume, partially offset by a decline in retail gasoline margins during the current period.

Net income decreased in 1999 to $0.3 million from $1.2 million in 1998, a decrease of $0.9 million (78%). The decrease is due to expenses incurred in building the infrastructure necessary for future growth of the Company and increased expenses encountered in operating the retail stores. In addition, interest, depreciation and amortization expense increased due to acquisitions. These expenses were partially offset by an increase in gross profit resulting from greater volume and lower income tax expense.

Gasoline sales volumes increased to 53.0 million gallons in 1999 from 43.5 million gallons in 1998, an increase of 9.5 million gallons (22%) due primarily to acquisitions. Gasoline sales increased to $41.5 million in 1999 from $28.1 million in 1998, an increase of $13.4 million (48%) due to the increase in sales volumes and higher product prices during the current period. Gross profit increased to $4.8 million in 1999 from $4.3 million in 1998. Gross profit per gallon of gasoline sold decreased to $.09 in 1999 from $.10 in 1998 due to lower gross margin wholesale accounts acquired in the Carroll Oil acquisition.

Diesel sales volumes increased to 109.9 million gallons in 1999 from 94.3 million in 1998, an increase of 15.6 million gallons (17%), due primarily to acquisitions. Diesel sales increased to $77.7 million in 1999 from $56.7 million in 1998, an increase of $21.0 million (37%) due to the increase in sales volumes and higher product prices during the current period. Gross profits increased to $8.3 million in 1999 from $6.2 million in 1998. Gross profit per gallon of diesel increased to $.08 in 1999 from $.07 in 1998, due to increased purchasing volumes which resulted in lower costs.

Propane sales volumes increased to 8.1 million gallons in 1999 from 8.0 million gallons in 1998, an increase of 0.1 million gallons (1%) due to the acquisition of Tri-Valley, partially offset by a reduction in wholesale volume due to unseasonably warm weather in our marketing area. Propane sales increased to $4.8 million in 1999 from $3.8 million 1998, an increase of $1.0 million (26%) due to generally higher product prices during the current period. Gross profit increased to $1.9 million in 1999 from $1.4 million in 1998 due to an increase in the gross profit per gallon of propane sold to $.24 in 1999 from $.18 in 1998, and increased sales of residential propane versus lower-margin wholesale accounts.

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

Selling, general, and administrative expense was $21.0 million for the year ended December 31, 1999, compared to $16.4 million for the year ended December 31, 1998, an increase of $4.6 million (28%). The increase is related to acquisitions and corresponding increases in the level of activity and costs incurred to build the infrastructure necessary for future growth of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Included at F-1 through F-23 and S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

       Name           Age                 Positions and Offices Held
  ---------------     ---      -------------------------------------------
  Edward J. Names      49      President, Chief Executive Officer and
                               Director

  Richard E. Kisser    46      Chief Financial Officer and Secretary/
                               Treasurer

  Dennis R. Staal      52      Director

  Ilyas Chaudhary      53      Director

  Irwin Kaufman        64      Director

  Richard E. Dana      57      Director

  Darrell O. Owen      31      President and Chief Operating Officer of
                               Subsidiaries

There is no family relationship between any Director or Executive Officer of the Company.

Capco Acquisub, Inc. has the right to appoint two Directors, however only one, Ilyas Chaudhary, is currently representing Capco Acquisub, Inc.

On November 10, 1998, an Annual Meeting of the Board of Directors was held. A compensation committee was established and Irwin Kaufman, Richard Dana and Dennis Staal were appointed to the committee. Also established was an Audit Committee. Irwin Kaufman, Richard Dana and Edward Names were appointed to the audit committee. Since November 10, 1998, the Compensation Committee has met 2 times and the audit committee has met 4 as of the date of this filing.

Set forth below are the names of all Directors and Executive Officers of the Company and its major subsidiaries, all positions and offices with the Company held by each such person, the period during which he has served as such, and the principal occupations and employment of such persons during at least the last five years:

EDWARD J. NAMES - President, Chief Executive Officer and Director. Mr. Names has been President and a Director of Meteor since it was incorporated in 1993. Mr. Names has extensive experience in mergers and acquisitions as well as such business matters as business planning, financing, management and contract negotiation. Mr. Names was President of Alfa Resources, Inc. and its subsidiaries from 1983 to 1995 and resigned as a director in 1997. In 1987, Mr. Names became Special Counsel to the law firm of Wills and Sawyer, P.C., Denver, Colorado, and maintained that relationship until December 1992. Mr. Names was associated with the firm of Nelson & Harding, Denver, Colorado, from 1980 to 1981, and the law firm of Schmidt, Elrod & Wills, Denver, Colorado, where he practiced corporate and securities law and became a Partner in October 1982. Mr. Names received a Bachelor of Arts Degree in Economics from the University of Colorado in 1973, and a Juris Doctorate from the University of Denver College of Law in 1980. He devotes his full time to the business of the Company and its subsidiaries.

RICHARD E. KISSER, Chief Financial Officer, Secretary/Treasurer. Mr. Kisser was hired in June 1998 and was appointed by the Board of Directors to Chief Financial Officer in June 1999. In March 1999, The Board of Directors appointed Mr. Kisser as Secretary/Treasurer for the Company. From 1981 through 1997, Total Petroleum, Inc. employed Mr. Kisser. He started as Assistant Manager of Corporate Accounting in 1981. In 1983, he was appointed Manager of Crude Oil Accounting and held that position until 1988. In 1988, he was promoted to Manager of Financial Services and held that position until 1989 when he became Manager of Crude Oil and Products Accounting. He held that position until 1990 when he was promoted to Director of Internal Audit. From 1978 through 1981, he was an In-Charge Staff Accountant with Price Waterhouse LLP. Mr. Kisser graduated from Central Michigan University, where he received a Bachelor of Science degree in Accounting and Business Management in 1978.

DENNIS R. STAAL - Director. Mr. Staal has been a Director of the Company since 1993 and was Secretary/Treasurer from July, 1993 to March 1999. Mr. Staal was Chief Financial Officer from July 1993 until April 1999. He also serves as a Director of some of the Company's subsidiaries. Since April 1999, Mr. Staal has devoted less than 50% of his time to the Company as a consultant. Mr. Staal is currently a Director and Chief Financial Officer of Capco Energy, Inc. and Stansbury Holdings Corporation. From 1986 to 1991, Mr. Staal was a Director and President of Saba Petroleum Company. From 1982 through 1984, he was Chief Financial Officer of High Plains Genetics, Inc. From 1979 to 1981, Mr. Staal served as President of Wulf Oil Corporation and as Director from 1977 to 1981. Mr. Staal served as a Director of Chadron Energy Corporation and as a Director of the First National Bank of Chadron from 1979 through 1982. From 1973 through 1976, he was Controller for the Health Planning Council of Omaha. Mr. Staal was a CPA with Arthur Andersen & Co. Mr. Staal is a graduate of the University of Nebraska, where he received a Bachelor of Science degree in Business Administration in 1970.

ILYAS CHAUDHARY - Director. Mr. Chaudhary has been a Director of the Company since November 1995. He has also been an Officer and Director of Capco Resources, Inc. ("CRI"), which became a wholly-owned subsidiary of the Company, in October 1993. He was an Officer and a Director of Saba Petroleum Company, (now Greka Energy Corporation) a publicly held oil and gas company
from 1985 until 1998.   Mr. Chaudhary is a Director and controlling
shareholder of Capco Energy, Inc. and Capco Resources Ltd.,an Alberta Stock Exchange listed company and also Meteor's largest shareholder. Mr. Chaudhary has 25 years of experience in various capacities in the oil and gas industry, including eight years of employment with Schlumberger Well Services from 1972 to 1979. Mr. Chaudhary received a Bachelor of Science degree in Electrical Engineering from the University of Alberta, Canada.

IRWIN KAUFMAN - Mr. Kaufman has been a Director of the Company since August 1997. Mr. Kaufman is a financial consultant facilitating contacts with the investment community. Mr. Kaufman helps arrange financing for small and mid-sized companies and consults with management to enhance shareholder value. He has worked as a financial consultant for the last several years. Mr. Kaufman has also been a principal consultant for Computer and Mathematics Education for the Sherman Fairchild Foundation. Mr. Kaufman provides consulting services to the Company on an as needed basis. Mr. Kaufman also serves as a Director on the Board of Directors of Capco Energy, Inc.

RICHARD E. DANA - Mr. Dana has been a Director of the Company since September 1998. Mr. Dana is a business manager with experience covering thirty-four years, the last 28 years of which were in the petroleum industry in both the upstream (oil and gas exploration and production)and the downstream (refining and marketing) sectors. From 1971 until 1998 Mr. Dana was employed by Total Petroleum Ltd. starting as a Controller in 1971, then as Treasurer in 1980 and became a Senior Vice President and Chief Financial Officer in 1989. Mr. Dana provides consulting services and temporary management services to varied enterprises, including the Company on an as needed basis.

DARRELL O. OWEN - President and Chief Operating Officer of the Company's subsidiaries. Mr. Owen graduated from Fort Lewis College, where he received a Bachelor of Arts Degree in Business Administration in 1991. From 1991 until 1997 Mr. Owen was employed by Graves Oil & Butane Co., Inc. and held various positions including Controller, General Manager for Farmington area, and General Manager of New Mexico Commercial Operations. From 1998 until 2000 Mr. Owen was employed by Meteor Industries, Inc. as Manager of Information Systems. Mr. Owen devotes his full time to the business of the Company and its subsidiaries described above.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following is information regarding the executive compensation for the Company's Chief Executive Officer and President for the fiscal years ended December 31, 2000, 1999, and 1998. No other Executive Officer received salary and bonus in excess of $100,000 during such periods.

                   SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                                              ----------------------------
                      Annual Compensation          Awards        Payouts
                   -------------------------  ----------------- ----------
                                                        Securi-
                                                        ties
                                                        Under-
                                      Other   Re-       lying               All
                                      Annual  stricted  Options/            Other
Name and Principal                    Compen- Stock     SARs     LTIP       Compen-
    Position      Year  Salary  Bonus sation  Award(s) (Number)  Payouts    sation
----------------- ---- -------- ----- ------ --------- -------   ---------  ------
Edward J. Names   2000 $125,000  --   $ 8,978*    --    180,000        --       --
 President and    1999 $125,000   -   $ 9,015*    --     77,069        --       --
Chief Executive   1998 $105,000  --   $ 8,078*    --     36,910        --       --
 Officer

__________________

* Represents premiums paid on health insurance policies and the use of a Company vehicle.

                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                 INDIVIDUAL GRANTS

                                                                  Potential
                                                                  Realizable
                               Percent                            Value at Assumed
                 Number of     Of Total                           Annual Rates
                 Securities    Options/SARs  Exercise             Of Stock Price
                 Underlying    Granted To    Or Base              Appreciation
                 Options/SARs  Employees In  Price    Expiration  For Option Term
Name             Granted (#)   Fiscal Year   ($/Sh)   Date        5%($)    10%($)
---------------  ------------  ------------  -------- ----------  ------   -------

Edward J. Names    15,000        2.1%        $2.75    4/11/05   $ 37,720  $ 58,400
                   35,000        4.8%        $2.75    4/11/05   $ 88,013  $136,267
                   55,000        7.6%        $2.75    4/11/05   $138,306  $214,134
                   75,000       10.4%        $2.75    4/11/05   $188,600  $292,002


                   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                              AND FY-END OPTION/SAR VALUES

                                        Securities
                                        Underlying         Value of Unexer-
                    Shares              Unexercised        cised in-the
                    Acquired            Options SARs       Money Options/
                    On                  At FY-end          SARs AT FY-end
                    Exercise  Value     Exercisable/       Exercisable/
      Name          (Number)  Realized  Unexercisable      Unexercisable
----------------   ---------  --------  -------------      ----------------
Edward J. Names         -0-       -0-   393,979/244,979        $-0-/$-0-


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

DENNIS R. STAAL, Director of the Company has a three year consulting agreement which provides for a fee of $430 per day for services as well as restricted stock bonuses as approved by the Company's compensation committee. He devotes less than 50% of his time to the business of the Company and its subsidiaries. The Company may terminate Mr. Staal's consulting agreement at any time and be obligated for a maximum payment of approximately $50,000. The agreement includes a covenant not to compete for nine months after termination if Mr. Staal terminates the contract.

RICHARD E. KISSER, Chief Financial Officer, Secretary/Treasurer, entered into a three-year employment agreement with the Company which became effective in January 1999, which provides that Mr. Kisser is required to devote full time to the business of the Company. The agreement calls for a base salary of $85,000 per year plus an annual bonus at the discretion of the Board of Directors. Absent notice to the contrary from the Company or Mr. Kisser, the agreement renews for succeeding periods of one year. The Company can terminate his employment, however, at any time without cause and be obligated to payment of the balance of his base salary or six months base salary whichever is less and any accrued vacation and bonuses earned through the termination date. The employment agreement includes a covenant not to compete which is effective for six months after termination of employment.

STOCK OPTION PLAN

A stock option plan providing for the issuance of incentive stock options and non-qualified stock options to Meteor's employees was approved by Meteor's shareholders on April 15, 1993. Pursuant to the Plan, 500,000 shares of Meteor's $.001 par value Common Stock have been reserved for issuance. As of December 31, 2000, 179,800 options were issued and outstanding under the Plan.

INCENTIVE EQUITY PLAN

The Board of Directors adopted the 1998 Incentive Equity Plan of the Company (the "Incentive Plan") on November 10, 1998, which was approved by the Stockholders at the Special Meeting of Shareholders held on the same day. On April 11, 2000, the Board of Directors amended the Incentive Plan to increase the number of options that can be awarded from 750,000 shares to 2,500,000 shares. Such amendment was presented to the shareholders of the Company and approved at the August 11, 2000 annual meeting.

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

Subject to adjustment as provided in the Incentive Plan, the number of shares of Common Stock that may be issued or transferred, plus the amount of shares of common stock covered by outstanding awards granted under the Incentive Plan, shall not in the aggregate exceed 2,500,000. The number of Performance Units granted under the Incentive Plan shall not in the aggregate exceed 200,000.

In January of 1999, an officer was granted incentive stock options to purchase 10,000 shares at the exercise price of $3.00 per share. These options vest over a three year period.

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

In August of 1999, Meteor issued a total of 44,384 options to certain employees of the Company as part of the Company 1998 bonus plan. The exercise price is $3.00 and the options vested on August 31, 2000. These options expire on August 31, 2004. Meteor issued a total of 7,085 to Edward Names as part of the Company's incentive equity plan. The exercise price is $3.30. These options expire on August 31, 2004.

In April 2000, a total of 250,000 options and 375,000 "contingent options" were issued to the five board members of the Company. The options are more fully described below under Director Compensation.

In April 2000, 99,500 options were issued to certain key employees of the Company pursuant to the bonus policies of the Company. Such options vest in one year and are exercisable for five years. The exercise price of these options was $2.50. 55,000 options were granted to Edward Names, Director, President and Chief Executive Officer at an exercise price of $2.75. These options shall vest in one year and are exercisable for five years.

In April 2000, the Board of Directors issued 115,000 options to Irwin Kaufman, 115,000 options to Richard Dana and 55,000 options to Dennis Staal for services rendered to the Company over and above those required as directors. Such options vest immediately and are exercisable for five years. The exercise price of all such options is $2.75.

The Board of Directors amended all outstanding employee and director options as of April 2000, to vest immediately upon any change of control of the Company. For the purposes of this amendment change of control is defined as a change of 35% or more of the shareholdings of the Company.

In January 2001, 105,000 options were issued to certain key employees of the Company pursuant to the bonus policies of the Company. Such options vest quarterly in the first year and are exercisable for three years. The exercise price of these options is $3.75. 225,000 options were granted to Edward Names, Ilyas Chaudhary and Dennis Staal at an exercise price of $3.50. These options shall vest immediately and are exercisable for three years.

As of December 31, 2000, 1,495,444 options were issued and outstanding under the Incentive Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of the Company's common stock owned beneficially, as of March 16, 2001, by any person, who is known to the Company to be the beneficial owner of 5 percent or more of the Company's common stock, and, in addition, by each Director and each Executive Officer of the Company, and by all Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

    NAME AND ADDRESS            AMOUNT OF BENEFICIAL    PERCENTAGE
   OF BENEFICIAL OWNER              OWNERSHIP            OF CLASS

Capco Energy, Inc                  1,139,000               27%
2922 E. Chapman Ave. #202
Orange, CA 92869

Ilyas Chaudhary                    1,319,000 (1)           30%
2922 E. Chapman Ave. #202
Orange, CA 92869

Edward J. Names                      562,619 (2)           13%
1401 Blake Street, Suite 200
Denver, CO 80202

Richard E. Kisser                     17,585 (3)            *%
1401 Blake Street, Suite 200
Denver, CO 80202

Darrell O. Owen                       42,219 (4)            1%
1401 Blake Street, Suite 200
Denver, CO 80202

Dennis R. Staal                      253,460 (5)            6%
2922 E. Chapman Ave. #202
Orange, CA 92869

Irwin Kaufman                        149,100 (6)            3%
8224 Paseo Vista Drive
Las Vegas, NV 89128

Richard Dana                         218,000 (7)            5%
128 Ash Street
Denver, CO 80220

Henry Fong                           383,400 (8)            9%
2401 PGA Boulevard #190
Palm Beach Gardens, FL 33040

Wayne Mills                          924,000 (9)           20%
5020 Blake Road
Edina, MN 55436

John F. Stapleton                    400,000 (10)           9%
3190 High Point Drive
Chaska, MN 55318

All Executive Officers and         2,519,764               48%
Directors as a Group
(6 Persons)

*less than 1 percent
__________________

(1) Includes 1,139,000 shares of the Company held by a subsidiary of Capco Energy, Inc. Mr. Chaudhary is Chairman of the Board, Chief Executive Office and beneficially owns over 50% of the outstanding stock of Capco Energy, Inc. Mr. Chaudhary also beneficially owns 180,000 shares of exercisable stock options.

(2) Represents 40,240 shares held directly by Mr. Names, 265,000 shares held by NFF, Ltd., a limited partnership of which he served as general partner; 2,400 shares held by his wife of which he disclaims beneficial ownership, and 254,979 shares underlying stock options exercisable within 60 days by Mr. Names.

(3) Includes 17,585 shares of exercisable stock options held by Richard E. Kisser, the Company's Chief Financial Officer, Secretary/Treasurer.

(4) Includes 1,201 shares held directly and 41,018 shares of exercisable stock options held by Darrell O. Owen, who is President and Chief Operating Officer of certain of the Company's subsidiaries.

(5) Includes 5,400 shares held directly by Mr. Staal; 71,500 shares held by PAMDEN, Ltd., a limited partnership of which Mr. Staal is general partner; 8,432 shares held by Mystique Resources Company which is wholly owned by PAMDEN, Ltd.; 600 shares held by an IRA and 167,528 shares of exercisable stock options by Mr. Staal.

(6) Consists of 135,500 shares underlying stock options and warrants exercisable by Mr. Kaufman and 13,600 shares owned by Mr. Kaufman directly.

(7) Consists of 218,000 shares of exercisable stock options held by Mr. Dana.

(8) Includes (i) 150,000 common shares and 90,000 warrants exercisable by Gulfstream Financial Partners LLC, an entity owned 100% by Mr. Fong, (ii) 123,400 common shares held directly by Mr. Fong, and (iii) 20,000 publicly traded warrants held directly by Mr. Fong. Does not include 120,000 shares of Series B Preferred Stock held of record by an irrevocable trust for the benefit of Mr. Fong's children that is convertible into 120,000 common shares and 120,000 warrants. The preferred stock can be converted immediately and the warrants are exercisable immediately upon conversion. Mr. Fong disclaims beneficial ownership of the shares because he has no beneficial interest in nor any voting power over the trust's assets.

(9) Includes (i) 50,000 shares held of record by his wife of which he disclaims beneficial ownership, (ii) 90,000 issuable upon exercise of warrants, (iii) 584,000 common shares held directly, and (iv) 100,000 shares of Series B Convertible Preferred Stock that is convertible into 100,000 common shares and warrants to purchase 100,000 additional common shares. The Series B Convertible Preferred Stock can be converted immediately and the warrants are exercisable immediately upon conversion.

(10) Includes 250,000 common shares and 150,000 warrants exercisable by Mr. Stapleton.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS INVOLVING THE COMPANY'S OFFICERS AND DIRECTORS

Capco, through a majority-owned subsidiary, currently owns approximately 30% of the Company's Common Stock. Ilyas Chaudhary, a Director of the Company, is an officer, director and a principal shareholder of Capco; Dennis Staal, a Director of the Company, is also an officer of Capco and beneficially owns 35,000 common shares of Capco and 2,286 shares of Series A Preferred shares. Irwin Kaufman, a Director of the Company, is also a director of Capco and owns 20,000 common shares of Capco. Edward Names, President and CEO of the Company personally and through immediate family members may be deemed to beneficially own 64,580 common shares of Capco and 2,286 shares of Series A Preferred shares of Capco.

Effective December 1999, the Company completed the sale of its subsidiary, Meteor Stores, Inc. ("MSI"), to Capco Energy, Inc. ("Capco"), an affiliate of the Company.

The sale of this operating subsidiary was made to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution. The Company, through a five year supply contract with Capco, will continue to be the supplier of refined petroleum products to these stores.

The total sale price for the sale of MSI was approximately $1,500,000. $250,000 was paid in cash at closing and the Company received a promissory note for $1,250,000 payable in monthly installments of interest only with a balloon payment of the remaining principal balance on December 31, 2001. Payments may be made either in cash or shares of the Company's common stock at a value of $3.00 per share. The promissory note bears interest at 9.25% per annum and is secured by all of the outstanding shares of MSI. No gain or loss was recognized on the sale. The promissory note and accrued interest have been classified as an offset to shareholders' equity.

In connection with the sale of MSI to Capco, the Company received a promissory note for the net working capital on MSI's books at closing and for certain funding the Company provided to MSI during 2000. The promissory note is payable in monthly installments of interest only with a balloon payment of the principal balance on December 31, 2001. The promissory note bears interest at 9.25% per annum and is secured by all of the outstanding shares of MSI.

The Company has obtained a pledge and security agreement from Capco for all amounts owed to the Company by Capco and its subsidiaries. Under the agreement Capco grants a security interest in all shares of the Company's common stock owned by Capco or its subsidiaries. The total notes receivable balance at December 31, 2000 and 1999 is $2,367,000 and $2,430,000,
respectively.

During 2000, the Company had total sales to Capco of $9,494,000, lease income of $268,000 and had an accounts receivable balance of $820,000 at December 31, 2000.

In September 1999, the Company sold 150,000 shares of a Canadian corporation to Capco Acquisub, Inc., a subsidiary of Capco, for a $300,000 promissory note payable over eighteen months at 8% interest payable in cash or shares of the Company's stock. The total note receivable balance at December 31, 2000 and 1999 is $300,000. The promissory note and accrued interest have been classified as an offset to stockholders' equity.

In September 1999, the Company acquired a 49.5% interest in Meteor Office LLC ("Meteor Office") in exchange for 64,000 shares of Meteor Industries, Inc. common shares. Certain officers and employees of the Company have an equity interest in Meteor Office. Meteor Office is a 50% partner in a joint venture that purchased and operates an office/residential building in Denver,
Colorado.   The Company's corporate offices are located in the building and are leased from the joint venture at terms that the Company believes are consistent with the market price for such facilities. The Company has an accounts receivable balance from Meteor Office at December 31, 2000 and 1999 of $33,000.

The Company leases certain real estate from the Seller of a subsidiary. The leases were part of the negotiation for the purchase of the subsidiary in September 1993. For the years ended December 31, 2000, 1999 and 1998, rents paid were $55,000, $61,000 and $60,000, respectively.

The Company leases a commercial office building and warehouse from a corporation controlled by a director of one of the Company's subsidiaries. During the years ended December 31, 2000, 1999 and 1998, lease payments amounted to $53,400, $50,400 and $50,400, respectively.

The Company leases rolling stock from various related parties under capital lease agreements. The total obligation paid under these agreements for the years ended December 31, 2000, 1999 and 1998 was $-0-, $62,000, and $69,000,
respectively.

The Company sold products to and purchased products from entities controlled by a director of one of the Company's subsidiaries. During the years ended December 31, 2000, 1999 and 1998, revenues reported amounted to $-0-, $4,000 and $66,000, respectively. During the years ended December 31, 2000, 1999 and 1998, purchases amounted to $-0-, $7,000 and $21,000, respectively.

The Company entered into a consulting agreement with a director of the Company. During the year ended December 31, 2000, total fees paid were $67,500.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)  The following statements are filed as part of this Report:
                                                                     Page(s)

Report of Independent Accountants ................................     F-1
    (1) Consolidated Balance Sheets - December 31, 2000 and 1999 F-2 Consolidated Statements of Operations - years ended
           December 31, 2000, 1999 and 1998.......................     F-4
         Consolidated Statement of Shareholders' Equity - years
           ended December 31, 2000, 1999 and 1998.................     F-5
         Consolidated Statements of Cash Flows - years ended
           December 31, 2000, 1999 and 1998.......................     F-6
         Notes to Consolidated Financial Statements ..............     F-9

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
         Company, Inc. to Purchase
         Tri-Valley Gas Co.

10.32    Agreement between Capco and    Incorporated by reference to Form 8-K
         Capco Acquisub, Inc.           dated December 31, 1998
         and Nevada Manhattan Mining    (SEC File No. 0-27968)
         Incorporated to sell Capco
         shares of Meteor stock

10.33    Agreement between Capco        Incorporated by reference to Form 8-K
         Acquisub, Inc. and Nevada      dated January 11, 1999
         Manhattan Mining Incor-        (SEC File No. 0-27968)
         porated to change control
         in of the Corporation

10.34    Agreement with Capco Energy,   Incorporated by reference to Form 8-K
         Inc., as amended               dated February 11, 2000 (SEC File No.
                                        0-27968)

10.35    Promissory Note from Capco     Incorporated by reference to Form 8-K
         Energy, Inc.                   dated February 11, 2000 (SEC File No.
                                        0-27968)

10.36    Pledge and Security Agreement  Incorporated by reference to Form 8-K
         with Capco Energy, Inc. and    dated February 11, 2000 (SEC File No.
         Capco Asset Management, Inc.   0-27968)

10.37    Product Sales Agreement        Incorporated by reference to Form 8-K
         between Meteor Stores, Inc.    dated February 11, 2000 (SEC File No.
         and Meteor Marketing, Inc.     0-27968)

10.38    Stock Purchase Agreement       Incorporated by reference to Form 8-K
         between Meteor Industries,     dated February 13, 2001 (SEC File No.
         Inc. and Capco Energy, Inc.    0-27968)
         dated January 30, 2001.

10.39    Agreement and Plan of Merger   Incorporated by reference to Form
         by and among Meteor Indus-     8-K dated February 13, 2001 (SEC File
         tries, Inc., its wholly        No. 0-27968)
         owned subsidiary, MI Merger,
         Inc. and activeIQ Technol-
         gies, Inc.

21       Subsidiaries of the            Filed herewith electronically
         Registrant

23.1     Consent of Pricewaterhouse-    Filed herewith electronically
         Coopers LLP

                       Report of Independent Accountants





To the Stockholders and Board of Directors of Meteor Industries, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14 (a)(1)on page 27 present fairly, in all material respects, the financial position of Meteor Industries, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2, the Company has entered into agreements to sell substantially all of its assets to a related entity and then merge the Company with Active IQ Technologies, Inc. Completion of these transactions is dependent upon approval of the shareholders of both companies and certain other conditions.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Denver, Colorado
March 16, 2001

                         METEOR INDUSTRIES, INC.
                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS
                           (Dollars in Thousands)

                                             December 31,     December 31,
                                                2000             1999

CURRENT ASSETS
  Cash                                         $   264         $   288
  Restricted cash                                2,448             600
  Accounts receivable-trade, net of allowance
   of $275 and $233, respectively               14,759          14,835
  Accounts receivable, related party             1,053             678
  Income tax receivable                            686             -0-
  Notes receivable, net of allowance of $-0-
   and $114, respectively                           38             290
  Notes receivable, related party                1,117             875
  Inventory, net                                 3,921           3,596
  Deferred tax asset                               324             335
  Other current assets                             867             535

     Total current assets                       25,477          22,032

PROPERTY, PLANT AND EQUIPMENT, NET              16,437          17,905

OTHER NONCURRENT ASSETS
  Notes receivable                                 115             123
  Investments in closely held businesses         1,629           1,544
  Intangibles, net                               1,230           1,446
  Other assets                                     267             390

          Total other noncurrent assets          3,241           3,503

               TOTAL ASSETS                    $45,155         $43,440



















                           Continued on next page

                           METEOR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                                (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
             (Dollars in Thousands, except for share information)

                                            December 31,      December 31,
                                               2000              1999

CURRENT LIABILITIES
  Accounts payable, trade                     $11,039         $  8,323
  Accounts payable, related party                  40               14
  Book overdraft                                1,794            1,924
  Current portion, long-term debt               3,798            1,438
  Accrued expenses                              1,440              755
  Fuel taxes payable                              574              909
  Revolving credit facility                     8,570            9,292

      Total current liabilities                27,255           22,655


NONCURRENT LIABILITIES
  Deferred tax liability                        2,556            2,606
  Long-term debt                                7,202            5,865
  Accrued expenses                                468              -0-

     Total noncurrent liabilities              10,226            8,471


MINORITY INTEREST IN SUBSIDIARIES                 250            5,412

     Total liabilities                         37,731           36,538

Commitments and contingencies (Notes 12, 13 and 14)

SHAREHOLDERS' EQUITY
  Preferred stock, $1.00 par value; 365,000
   shares authorized, issued and outstanding,
   liquidation preference $730                    365              -0-
  Common stock, $.001 par value; authorized
   10,000,000 shares, 3,705,903 and
   3,656,267 shares issued, respectively            4                4
  Paid-in capital                               5,695            4,458
  Notes receivable, related party              (1,686)          (1,555)
  Treasury stock, at cost, 132,098 shares held   (489)            (489)
  Retained earnings                             3,535            4,484

      Total shareholders' equity                7,424            6,902

      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $45,155          $43,440


The accompanying notes are an integral part of the financial statements.

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             (Dollars in Thousands except per share information)

                                             For the Year Ended December 31,
                                             2000         1999         1998

Net sales                                  $196,800    $155,211     $118,362
Cost of sales, excluding depreciation       174,497     130,417       97,558

   Gross profit                              22,303      24,794       20,804

Selling, general and administrative
  expenses                                   18,971      21,036       16,369
Depreciation and amortization                 2,438       2,196        1,536

   Total operating expenses                  21,409      23,232       17,905

Income from operations                          894       1,562        2,899

Other income and (expenses)
  Interest income                               376         172          128
  Interest expense                           (1,690)     (1,177)        (828)
  Other                                        (803)         37          152
  Gain on sale of assets                          1         366          200

    Total other (expenses)                   (2,116)       (602)        (348)

(Loss) income before income taxes and
  minority interest                          (1,222)        960        2,551
Income tax (benefit) expense                   (641)        210          939
Minority interest                               368         491          444

   Net (loss) income                        $  (949)    $   259      $ 1,168

(Loss) earnings per share:
 Basic                                      $  (.27)    $   .07      $   .31
 Diluted                                    $  (.27)    $   .07      $   .31

Weighted average common share
 and common share equivalents:
 Basic                                    3,537,555   3,454,146    3,792,197
 Diluted                                  3,537,555   3,459,798    3,796,864









The accompanying notes are an integral part of the financial statements.

                              METEOR INDUSTRIES, INC.
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
               For the Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

<CAPTION
                                                       Note
             Prefer-                          Addi-    Receiv-
             red                              tional   able,    Trea-  Retain-
             Stock           Common  Stock    Paid-In  Related  sury   ed Earn-
             Shares  Amount  Shares  Amount   Capital  Party    Stock  ings    Total
Balance -
 December
 31, 1997       -0-  $-0-  4,130,228   $ 4   $ 6,319  $  -0-  $   (89) $3,057 $9,291

Stock issued
 for 401(k)/
 services                     10,164              21                              21
Treasury stock
 acquisitions                                                  (2,624)
(2,624)
Treasury stock
 retired                    (584,600)         (2,224)           2,224
Net income                                                              1,168  1,168

Balance -
 December
 31, 1998       -0-   -0-  3,555,792      4    4,116    -0-      (489)  4,225  7,856

Stock issued
 during the year             100,475             342                             342
Sale of assets to
 related party                                        (1,550)
(1,550)
Interest on note
 receivable                                               (5)
(5)
Net income                                                               259     259

Balance -
 December
 31, 1999       -0-   -0-  3,656,267      4    4,458  (1,555)   (489)  4,484   6,902

Stock and
 Options
 issued for
 401(k)/
 services                     23,887             216                             216
Options exer-
 cised                        25,749              55                              55
Interest on note
 receivable                                     (131)                           (131)
Issuance of
 preferred
 stock,
 net        365,000   365                        342                             707
Acquisition
 of subsid-
 iary's pre-
 ferred stock                                    624                             624
Net loss                                                                (949)   (949)

Balance -
 December
 31, 2000   365,000   $365  3,705,903  $ 4   $ 5,695 $(1,686)  $(489) $3,535  $7,424

 The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                              For the Year Ended December 31,
                                                  2000      1999       1998

  Cash flows from operating activities:
  Net (loss) income                              $ (949)   $  259     $1,168
    Adjustments to reconcile net (loss) income
    to net cash provided by (used in)
    operating  activities:
  Depreciation and amortization                   2,438     2,196      1,536
  Equity earnings from investment in closely
    held business                                   (39)      -0-        -0-
  (Gain)loss on disposal of assets                   (1)     (366)        10
  Deferred income tax (benefit) provision           (39)       30       (149)
  Minority interest                                 368       491        444
  Stock and options issued for 401(k)/services      216       102         21
  Write-off of acquisition costs                    552       -0-        -0-

  Change in assets and liabilities (net
    of acquisitions and disposals):
  Decrease (increase) in:
    Accounts receivable, net                       (842)   (5,625)       398
    Income tax receivable                          (686)       0-        -0-
    Inventory, net                                 (325)     (340)       175
    Other current assets                           (584)      (48)      (184)
    Other assets                                    123       (28)      (183)
  Increase (decrease) in:
    Accounts payable                              2,742     3,139       (415)
    Accrued liabilities                             705      (462)       479
    Fuel taxes payable                             (335)     (419)      (343)

  Net cash provided by (used in) operating
   activities                                     3,344    (1,071)     2,957

  Cash flows from investing activities:
  Acquisition of businesses, net
    of acquired cash                                -0-    (1,168)    (2,238)

  Proceeds from sale of property,
    plant and equipment                             203       100        376
  Purchases of property, plant and
    equipment                                      (558)   (2,831)    (2,358)
  Investment in closely held business               -0-       157        (44)
  Note receivable payments                          278        85        295
  Note receivable advances                          (78)      -0-        -0-

  Net cash (used in) investing activities          (155)   (3,657)    (3,969)


                           Continued on next page

                            METEOR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Continued)

                                              For the Year Ended December 31,
                                                2000        1999       1998

Cash flows from financing activities:
  Borrowings (payments) on revolving
    credit facility, net                         (722)     4,125      1,334
  Increase (decrease)in book overdraft           (130)       471      1,126
  Borrowings on long-term debt                    -0-      1,008      2,300
  Payments on long-term debt                   (1,275)    (1,590)    (1,399)
  Proceeds from preferred stock issued            707        -0-        -0-
  Purchase of treasury stock                      -0-        -0-     (2,124)
  Proceeds from stock options exercised            55        -0-        -0-
  Restricted cash                              (1,848)       622        (71)

    Net cash (used in) provided by
    financing activities                       (3,213)     4,636      1,166

Net(decrease) increase in cash and
   equivalents                                    (24)       (92)       154

Cash and equivalents, beginning of
   period                                         288        380        226

Cash and equivalents, end of period           $   264     $  288    $   380

NON CASH INVESTING AND FINANCING ACTIVITIES

Disposal of assets in exchange for
  notes receivable from a related party       $   -0-     $1,597    $   -0-
Acquisition of property, plant and
  equipment with debt                         $   641     $  -0-    $ 1,850
Capital lease assets and
  obligations assumed                         $    57     $  -0-    $   100
Accounts receivable replaced with
  note receivable                             $   341     $  153    $   296
Accounts receivable offset with debt          $   182     $  -0-    $   -0-
Acquisition of minority interest with re-
  demption of subsidiary's preferred stock    $   624     $  -0-    $   -0-
Acquisition of minority interest with debt $ 4,456 $ -0- $ -0-Acquisition of minority interest with
  assumption of liabilities                   $   448     $  -0-    $   -0-

Stock issued for investment                   $   -0-     $  240    $   -0-

Debt issued to purchase treasury stock        $   -0-     $  -0-    $   500

Other operating cash flow information:
  Income taxes (refunded) paid                $  (207)    $  984    $ 1,333
  Interest paid                               $ 1,234     $1,173    $   660

                           Continued on next page

                            METEOR INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Continued)


                                             For the Year Ended December 31,
                                               2000      1999         1998

ACQUISITION OF BUSINESSES
  Accounts and notes receivable              $   -0-   $   263     $   487
  Inventory                                      -0-       132         331
  Deferred tax asset                             -0-       -0-          47
  Property, plant and equipment                  -0-       639       2,849
  Intangible assets                              -0-       529       1,709
  Accounts payable and accrued expenses          -0-       -0-        (474)
  Current portion, long term debt                -0-       (98)       (248)
  Long term debt                                 -0-      (297)       (830)
  Deferred tax liability                         -0-       -0-      (1,633)

    Cash paid                                $   -0-    $1,168     $ 2,238

































The accompanying notes are an integral part of the financial statements.

                             METEOR INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1  -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meteor Industries, Inc. ("Meteor" or "Company") was incorporated on December 22, 1992, as a Colorado based holding company. Meteor contributed substantially all of its assets and all of its businesses to its newly formed wholly owned subsidiary, Meteor Enterprises, Inc. ("Meteor Enterprises"). Meteor Enterprises was incorporated in December 2000, as a Colorado based holding company. In January 2000, Meteor Marketing, Inc. ("Meteor Marketing"), a Colorado corporation and a wholly owned subsidiary of the company, merged downstream with and into Fleischli Oil Company, Inc. ("Fleischli"), a Wyoming corporation and a wholly owned subsidiary of Meteor Marketing. Fleischli become the surviving corporation and immediately changed its name to "Meteor Marketing, Inc." In addition, the significant wholly owned subsidiaries included in Meteor Marketing are: Graves Oil & Butane Co., Inc. ("Graves"), and Tri-Valley Gas Co. ("Tri-Valley") merged their marketing and distribution operations with and into Meteor Marketing. The Company also owns 73% of Meteor Holdings LLC ("MHL") and 100% Innovative Solutions and Technologies, Inc. ("IST").

In April 1999, the Company acquired certain assets of Carroll Oil Company ("Carroll Oil") for $1.2 million in cash and a $0.4 million promissory note. The acquisition was financed with cash and short and long-term debt. Carroll Oil is a petroleum marketing company doing business in northeastern Colorado.

In December 1999, the Company sold its retail store operating subsidiary for $1.5 million: $0.2 million in cash paid in January 2000 and a $1.3 million secured note. No gain or loss was recognized on the sale. The sale will allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution. (See Note 11 - Related Party Transactions.)

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

PRINCIPLES OF CONSOLIDATION AND ORGANIZATION - The consolidated financial statements include the accounts of Meteor Industries, Inc., and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The equity method of accounting is used for the Company's 50% or less owned affiliates over which the Company has the ability to exercise significant influence.

USE OF ESTIMATES - The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements. Actual results may differ from these estimates.

PRICE LEVEL CHANGES - The prices the Company pays for gasoline and diesel products are subject to market fluctuation and not in the control of the Company. Prices for these products can and have fluctuated significantly. Higher product prices could have a significant impact on the Company's borrowing capabilities due to the generally faster timing required for payments to the Company's suppliers compared to the timing of collection of receivables from its customers. When necessary, the Company finances these working capital requirements through its revolving bank credit facility. This facility contains certain financial covenants which are based on the Company's budgeted results. If, as a result of price changes or other factors, the Company is unable to meet its debt covenants, its ability to continue to borrow under the revolving credit facility could be limited. If that were to occur, the Company would have to make alternative financial arrangements, which could include seeking additional debt or equity financing which may or may not be available.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are stated at fair value due to their short-term nature. The carrying value of notes receivable approximates fair value. The carrying value of the revolving credit facility approximates fair value due to the variable nature of the interest rate. The fair value of long-term debt at December 31, 2000 approximates $10,741,000 compared with the carrying value of $11,000,000. The Company estimated the fair value of the long-term debt using estimates of current interest rates for similar debt. The Company does not believe it is practicable to determine the fair value of the notes receivable, related party due to their related party nature.

ACCOUNTS RECEIVABLE - The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. Credit risk with respect to accounts receivable is primarily concentrated in the diesel, gasoline and greases and lubricants segments.

INVENTORIES - Inventories are stated at the lower of cost or market. Inventories of petroleum products, greases and lubricants, and related products are stated at the last in first out (LIFO) basis. The amount of inventory valued using the LIFO method is $3,526,000 and $3,596,000 at December 31, 2000 and 1999, respectively. The LIFO reserve at December 31, 2000 and 1999 is $504,000 and $219,000, respectively.

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

DEPRECIATION - Depreciation is recorded on the straight-line method at rates based on the estimated useful lives of the assets. The estimated useful lives are as follows:

             DESCRIPTION                                   LIVES

       Buildings and improvements                      5 to 40 years
       Equipment                                       5 to 20 years

IMPAIRMENT - The Company periodically evaluates its long-lived assets to determine whether any impairment of these assets has occurred. In making such determination the Company evaluates performance using cash flows, on an undiscounted basis, of the underlying businesses or assets which gave rise to such amount. Any impairments are recognized using discounted cash flows or fair values, whichever is more readily determinable.

INTANGIBLES - Goodwill attributable to businesses acquired is being amortized on the straight-line method over fifteen years.

Other intangibles, including the costs of license agreements and covenants not to compete are amortized over five years using the straight-line method.

REVENUE RECOGNITION - The Company recognizes revenue from product sales when the products are delivered, net of applicable provisions for discounts and allowances. Revenue from services is recognized when the services are performed and billable.

INCOME TAXES - The Company provides for the tax effects of transactions reported in the financial statements which consist of taxes currently due plus deferred taxes. Deferred income taxes reflect the differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes.

ENVIRONMENTAL EXPENDITURES - The Company expenses environmental remediation costs related to conditions resulting from past or current operations and from which no future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines and records its liability on a site by site basis at the time when it is probable and the costs can be reasonably estimated. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Both environmental liabilities and recoveries are discounted to their present value when the future cash flows are determinable with reasonable certainty.

EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 825,600, 1,366,749, and 1,867,733 for the years ended December 31, 2000, 1999 and 1998, respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of -0-, 1,043,305 and 1,014,635 for the years ended December 31, 2000, 1999, and 1998, respectively, are omitted as they are antidilutive.

                                              2000       1999      1998
                                              ----       ----      ----
Denominator:
 Average common shares outstanding        3,537,555  3,454,146  3,792,197
 Average dilutive stock options and
  warrants                                      -0-      5,652      4,667

    Diluted shares                        3,537,555  3,459,798  3,796,864

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

RECLASSIFICATION - Certain amounts have been reclassified in prior years to be consistent with the classification as of December 31, 2000.

NOTE 2 -  PROPOSED SALE OF ASSETS AND MERGER OF THE COMPANY

On January 11, 2001, Meteor executed a definitive agreement to merge with Active IQ. The transaction is planned to close prior to April 16, 2001, and is subject to various contingencies including shareholder, approval of both companies. Meteor, in anticipation of the transaction, invested $1,100,000 to acquire approximately 10% of Active IQ. Upon shareholder approval, Meteor will issue new shares of common stock and warrants to purchase additional shares to Active IQ shareholders in exchange for all of the equity of Active IQ. Immediately after the merger, Active IQ shareholders will own approximately 50% of the voting shares of the merged company and will control the Board of Directors.

On January 30, 2001, the Company executed a definitive agreement to sell, in connection with its planned merger with Active IQ, its subsidiaries and related businesses to its largest shareholder, Capco Energy, Inc. ("Capco"). The sale is contingent upon shareholder approval, the consummation of the Active IQ merger and certain other conditions. The sale price for the subsidiaries will be $5,500,000 and certain environmental and other indemnities.

The subsidiaries to be sold own substantially all of the Company's assets; excluded are 400,000 shares of Active IQ's common stock purchased as described above and certain amounts of cash which will remain in the Company at the time of merger. Also, the subsidiaries contain all of the liabilities of the Company, except those associated with certain costs relating to the closing of the Active IQ merger. All of the Company's sales and operating activities are managed through its subsidiaries.

In February 2001, the Company filed a definitive proxy statement on Schedule 14A with the Securities and Exchange Commission for the solicitation of proxies from its shareholders approving three proposals to be considered at a special meeting (the "Special Meeting") of the Company's shareholders (the "Shareholders"). At the Special Meeting the shareholders will be asked to vote on:

(1) A proposal to approve and adopt the Stock Purchase Agreement, dated as of January 30, 2001, by and between the Company and Capco, and the transactions contemplated by that agreement, including the sale of substantially all of the Company's assets to Capco.

(2) A proposal to approve the reincorporation of the Company under Minnesota law, which reincorporation would be effectuated by merging the Company with and into a newly formed and wholly owned subsidiary of the Company organized under Minnesota law, and

(3) A proposal to approve and adopt an Agreement and Plan of Merger, dated as of January 11, 2001, by and among the Company, its wholly owned subsidiary, MI Merger, Inc. and Active IQ.

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows at December 31:

                                                 (Dollars in Thousands)
                                                    2000          1999
       DESCRIPTION

       Land                                       $ 3,164        $ 3,108
       Buildings and improvements                   5,294          5,133
       Equipment                                   14,268         13,466
       In process                                       5            320
       Property, plant and equipment               22,731         22,027
       Accumulated depreciation                    (6,294)        (4,122)

       Property, plant and equipment, net         $16,437        $17,905

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $2,218,000, $1,905,000 and $1,476,000, respectively.

NOTE 4 -- INTANGIBLES

Intangibles are as follows at December 31:

                                                   (Dollars in Thousands)
                                                     2000           1999

       Goodwill                                    $ 1,203       $ 1,203
       Other intangibles                               501           605
       Accumulated amortization                       (474)         (362)

       Intangibles, net                            $ 1,230       $ 1,446

Amortization expense for the years ended December 31, 2000, 1999 and 1998 was $219,000, $291,000, and $60,000, respectively.

NOTE 5 -- INVESTMENTS IN CLOSELY HELD BUSINESSES

The Company owns 33% of American L.P., Ltd. Co. ("American L.P."). The Company reports its investment in this limited liability Company using the equity method. This investment is not publicly traded. The carrying value was $-0-at December 31, 2000 and 1999. During the fourth quarter of 1999, the Company wrote down its investment by $73,000 based upon the deterioration in the financial condition of American L.P.

At December 31, 2000, the Company has a $690,000 investment in Meteor Holdings LLC ("MHL") and owns 73% of MHL. MHL owns an interest of approximately 1.5% in Saba Power Company, Ltd. (the "Power Project"). MHL's investment in the Power Project is reported using the cost method. Greka Energy Company, formerly Saba Petroleum Company which was a related party, invested $250,000 and owns approximately 27% of MHL. The MHL percentage interest in the Power Project, however, could be reduced in the event that other shareholders are required to make additional contributions to equity. The Company is not required to invest any additional capital related to the Power Project. If additional capital is required then the Company will have the choice of investing more capital or suffering ordinary dilution to its ownership interest without incurring any penalties.

The Company owns 50% of two entities, which are accounted for under the equity method. Neither of these entities has securities that are publicly traded. The carrying value at December 31, 2000 and 1999 is $307,000 and $317,000, respectively.

NOTE 6  -- REVOLVING CREDIT FACILITY

The Company has a revolving credit facility with a maximum commitment of $12,500,000, which expires on December 31, 2002. The amount available under the revolving credit facility is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (10.0% and 8.5% at December 31, 2000 and 1999, respectively). Additionally, the Company pays a commitment fee of 0.25% of the maximum commitment. The revolving credit facility is collateralized by the Company's trade accounts receivable and inventory.

The terms of the revolving credit agreement contain, among other provisions, requirements for maintaining certain net worth, minimum earnings after taxes, minimum debt service coverage, and other financial ratios and specific limits on additional indebtedness, equity financing, liens and merger activity. During 2000, the Company was out of compliance with several covenants contained in the agreement and the Company obtained waivers from the lender for noncompliance.

The credit agreement contains a subjective acceleration clause, therefore the entire borrowings under the revolving credit facility are classified as a current liability.

NOTE 7 -- LONG-TERM DEBT

Long-term debt is as follows at December 31:

                                                   (Dollars in Thousands)
                                                     2000           1999

Notes payable to banks with monthly payments
ranging from $2,913 to $47,744, interest at 8.75%
to 10.0%, maturing from April 2000 to May
2014; collateralized by property and
equipment                                           $ 3,216        $ 3,925

Notes payable to suppliers with monthly payments
of $4,853 and $8,082, interest at 8.0% and 8.59%,
maturing in December 2006 and July 2007;
collateralized by property and equipment.               738            789

Notes payable to individuals with monthly payments
ranging from $1,111 to $217,963, interest at 7.0%
to 8.5%, maturing from June 2001 through November
2013; collateralized by property and equipment.       6,213          2,047

Notes payable to financial institutions with
monthly payments ranging from $485 to $6,137,
interest at 8.5% to 10.25%, maturing from January
2002 to August 2005; collateralized by vehicles
and equipment                                           771            504

Other                                                    62             38

     Total                                           11,000          7,303

Current portion                                      (3,798)        (1,438)

     Long-term debt                                 $ 7,202        $ 5,865

Maturities of long-term debt are as follows for the years ended December 31:

                2001                                $ 3,798
                2002                                  2,768
                2003                                  1,734
                2004                                  1,174
                2005                                    292
                Thereafter                            1,234

                   Total                            $11,000

NOTE 8 -- MINORITY INTEREST IN SUBSIDIARIES

Until September 2000, when the Company acquired the Series A Convertible Preferred Stock of a subsidiary, this stock was limited voting stock and was entitled to cumulative annual dividends at a rate of 8% of the liquidation value. These securities were convertible into common stock of either Graves or Meteor at the option of the holder(s), and at the bid price on the date of conversion, not to exceed 22.2% of the outstanding shares of Meteor.

In August 2000, the Company acquired for retirement the Series A Convertible preferred stock in exchange for a $4,456,000 note payable and the assumption of certain environmental liabilities. The note is being amortized over a four-year period plus interest at 8%. The note requires a $1,500,000 payment to be made from the receipts from the future sale or refinancing of certain assets. This payment was made in January 2001 in connection with the Rocky Mountain Propane transaction (See Note 19 - Subsequent Events). The note is secured by certain assets of the subsidiary. The excess of the carrying value of the minority interest (the preferred shares) over the liabilities recorded in the transaction was credited to paid in capital.

Dividends in arrears amounted to $1,795,000 as of December 31, 1999. The minority interest is recorded at its discounted value in the amount of $5,162,000 at December 31, 1999. Dividends and accretion of the preferred stock discount are reflected in minority interest on the income statement in the amount of $368,000, $491,000 and $444,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company owns 73% of MHL which owns 100% of Capco Resources, Inc. The minority interest of 27% is recorded at $250,000 at December 31, 2000 and 1999.

NOTE 9 -- INCOME TAXES

The provision for income tax (benefit) expense consists of the following components for the years ended December 31:

                                              (Dollars in Thousands)
                                            2000        1999         1998

          Current                         $ (602)     $  180       $1,088
          Deferred                           (39)         30         (149)

          Total (benefit) provision       $ (641)     $  210       $  939

The following reconciles the income tax provision with the expected provision obtained by applying the federal statutory rate to pretax income for the years ended December 31:

                                                (Dollars in Thousands)
                                            2000        1999         1998

      Expected tax (benefit)provision     $ (416)     $  326       $  867
      Nondeductible expenses                  44          35            9
      Change in state income tax rate        -0-        (171)         -0-
      Current year credits                  (213)        -0-          -0-
      State income taxes, net of
       federal benefit                       (56)         20           63

          Total (benefit) provision       $ (641)     $  210       $  939


The components of deferred tax assets and liabilities are as follows at December 31:

                                         (Dollars in Thousands)
                                            2000        1999
     Deferred tax asset:
      Accounts receivable                 $   101     $   128
      Inventory                               -0-          94
      NOL carryforwards                        34         -0-
      Accrued environmental costs             268          29
      Other                                   116          84

         Total deferred tax asset         $   519     $   335

     Deferred tax liability:
      Inventory                           $   133     $   -0-
      Prepaids                                 62         -0-
      Depreciation and amortization         2,556       2,606

         Total deferred tax liability     $ 2,751     $ 2,606


         Net deferred tax liability       $ 2,232     $ 2,271


Financial statements:

     Current deferred tax asset           $  324       $  335
     Noncurrent deferred tax liability     2,556        2,606

                                          $2,232       $2,271

NOTE 10 -- DEFINED CONTRIBUTION PLAN

The Company has a 401(k) Profit-Sharing Plan. Employee contributions to the plan are voluntary through a salary reduction agreement and eligible participants may contribute on a pre-tax basis up to 20% of their qualifying annual compensation. Matching contributions and other additional contributions may be made by the Company at its sole discretion. The Company's contributions and payments for administrative fees for the years ended December 31, 2000, 1999, and 1998 were $101,000, $120,000, and $38,000, respectively.

NOTE 11 -- RELATED PARTY TRANSACTIONS

Capco, through a majority-owned subsidiary, currently owns approximately 30% of the Company's Common Stock. Ilyas Chaudhary, a Director of the Company, is an officer, director and a principal shareholder of Capco, Dennis Staal, a Director of the Company, is also an officer of Capco and beneficially owns 35,000 common shares of Capco and 2,286 shares of Series A Preferred shares. Irwin Kaufman, a Director of the Company, is also a director of Capco and owns 20,000 common shares of Capco. Edward Names, President and CEO of the Company personally and through immediate family members may be deemed to beneficially own 64,580 common shares of Capco and 2,286 shares of Series A Preferred shares of Capco.

Effective December 31, 1999, the Company completed the sale of its subsidiary, Meteor Stores, Inc. ("MSI"), to Capco, an affiliate of the Company. The sale of this operating subsidiary was made to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution. The Company, through a five year supply contract with Capco, will continue to be the supplier of refined petroleum products to these stores.

The total sale price for the sale of MSI was approximately $1,500,000. $250,000 was paid in cash at closing and the Company received a promissory note for $1,250,000 payable in monthly installments of interest only with a balloon payment of the remaining principal balance on December 31, 2001. Payments may be made either in cash or shares of the Company's common stock at a value of $3.00 per share at the discretion of Capco. The promissory note bears interest at 9.25% per annum and is secured by all of the outstanding shares of MSI. No gain or loss was recognized on the sale. The promissory note and accrued interest have been classified as an offset to shareholders' equity.

In connection with the sale of MSI to Capco, the Company received a promissory note for the net working capital on MSI's books at closing and for certain funding the Company provided to MSI during 2000. The promissory note is payable in monthly installments of interest only with a balloon payment of the principal balance on December 31, 2001. The promissory note bears interest at 9.25% per annum and is secured by all of the outstanding shares of MSI.

In September 1999, the Company sold 150,000 shares of a Canadian corporation to Capco Acquisub, Inc., a subsidiary of Capco, for a $300,000 promissory note payable over eighteen months at 8% interest payable in cash or shares of the Company's stock at the discretion of Capco Acquisub, Inc. The promissory note and accrued interest have been classified as an offset to shareholders' equity.

The Company has obtained a pledge and security agreement from Capco for all amounts owed to the Company by Capco and its subsidiaries. Under the agreement Capco grants a security interest in all shares of the Company's common stock owned by Capco or its subsidiaries.

Activity with Capco as of December 31, 2000 and 1999 and for the years ended December 31, 2000 an 1999 is as follows:

                                                    (Dollars in Thousands)
                                                    2000              1999

      Accounts receivable, related party            $   820      $     -0-
      Notes receivable, related party               $ 2,667      $   2,430
      Accrued interest receivable                   $   233      $       5
      Accounts payable, related                     $    60      $     -0-

      Sales                                         $ 9,494
      Lease income                                  $   268
      Interest income                               $   242
      Lease expense                                 $    30

On September 30, 1999, the Company acquired a 49.5% interest in Meteor Office LLC ("Meteor Office") in exchange for 64,000 shares of the Company's common stock. Certain officers and employees of the Company have an equity interest in Meteor Office. Meteor Office is a 50% partner in a joint venture that purchased and operates an office/residential building in Denver, Colorado.
The Company's corporate offices are located in the office/residential building and are leased from the joint venture at terms that the Company believes are consistent with the market price for such facilities. The Company's accounts receivable balance from Meteor Office at December 31, 2000 and 1999 is $33,000.

The Company leases certain real estate from the preferred stockholder of a subsidiary. The leases were part of the negotiation for the purchase of the subsidiary in September 1993. For the years ended December 31, 2000, 1999 and 1998, rents paid were $55,000, $61,000, and $60,000, respectively.

The Company leases a commercial office building and warehouse from a corporation controlled by a director of one of the Company's subsidiaries. During the years ended December 31, 2000, 1999, and 1998, lease payments amounted to $53,400, $50,400, and $50,400, respectively.

The Company leases rolling stock from various related parties under capital lease agreements. The total obligation paid under these agreements for the years ended December 31, 2000, 1999, and 1998 was $-0-, $62,000, and $69,000,
respectively.

The Company sold products to and purchased products from entities controlled by a director of one of the Company's subsidiaries. During the years ended December 31, 2000, 1999 and 1998, revenues reported amounted to $-0-, $4,000, and $66,000, respectively. During the years ended December 31, 2000, 1999 and 1998, purchases amounted to $-0-, $7,000 and $21,000, respectively.

The Company entered into a consulting agreement with a director of the Company. During the year ended December 31, 2000, total fees paid were $67,500.

NOTE 12 -- ENVIRONMENTAL PROTECTION EXPENDITURES

The Company is subject to various federal, state and local environmental laws and regulations. Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures. The Company accrues for environmental remedial actions, operations, maintenance and monitoring costs based on the net present value of the costs after a remediation plan has been developed. These costs are discounted using a risk free interest rate over the estimated period which the remediation, operation, maintenance and monitoring costs are to be expended.

Environmental accruals are routinely reviewed on an interim basis as events and developments warrant.

The Company operates in various states which have established environmental remediation trusts. The purpose of the funds is to provide monetary assistance in both assessing and correcting a site for environmental problems. As a result, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties.

Included in selling, general and administrative expenses, for the years ended December 31, 2000, 1999, and 1998, are $150,000, $136,000, and $144,000,
respectively, for site assessment, related cleanup costs and regulatory compliance. Included in other assets at December 31, 2000, and 1999, are unreimbursed costs from the environmental remediation trusts of $454,000 and $91,000, respectively. Included in accrued expenses at December 31, 2000 and 1999 are $990,000 and $79,000, respectively, for environmental remediation which management believes is adequate to cover known environmental remediation problems.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

The Company is a co-signer on a note for its 50% owned equity investment in a subsidiary. The amount payable on the note at December 31, 2000 and 1999 is $338,866 and $381,000, respectively.

The Company has guaranteed a $1,350,000 note payable on the office building in which the Company's corporate offices are located. (See Note 11 - Related Party Transactions). The principal balance owing on the note at December 31, 2000 and 1999 is $1,135,000 and $1,150,000, respectively.

The Company is a party to certain litigation that has arisen in the normal course of its business and that of its subsidiaries. In the opinion of management, none of this litigation is likely to have a material effect on the Company's financial position or results of operations.

NOTE 14 -- OPERATING LEASES

The Company has entered into various noncancellable leases for land, buildings and equipment with terms ranging from 3 to 15 years. Under most leasing arrangements the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Total rent expense under operating leases (including related party rent discussed in Note 11) for the years ended December 31, 2000, 1999, and 1998, was $948,000, $1,210,000, and $1,086,000,
respectively.

Minimum future obligations on leases in effect at December 31, 2000, are as follows:

                                            (Dollars in Thousands)

           2001                                     $1,003
           2002                                        677
           2003                                        399
           2004                                        305
           2005                                        150
           Thereafter                                  461

           Total                                    $2,995



NOTE 15 -- STOCK OPTION AND INCENTIVE EQUITY PLANS

The Company has two Stock Option Plans, the 1994 Stock Option Plan providing for the issuance of incentive stock options and non-qualified stock options to the Company's key employees and the 1998 Incentive Equity Plan. Under the two plans a maximum of 500,000 and 2,500,000 options to purchase shares, respectively, may be granted. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of the grant. Non-qualified stock options may be granted at prices not less than 75% of the
fair market value at the date of the grant.   In addition, 200,000 Performance
Units may be granted. These units, if and when granted, will be converted to shares of common stock based on the achievement of certain performance criteria as determined by the Board of Directors. These grants may be less than (at least 75% of market value), equal to or greater than the market value per share on the date of grant.

The Company's common stock options were granted at exercise prices equal to, or in excess of, market prices on the grant dates, and therefore no compensation cost was recognized. The options were granted with maximum terms of between one and ten years.

A summary of the status of the Company's stock option plans as of December 31, 2000, 1999, and 1998, is presented below:

                       2000                 1999                   1998
                 ------------------   -------------------   ------------------
                           WEIGHTED             WEIGHTED              WEIGHTED
                           AVERAGE              AVERAGE               AVERAGE
                   SHARES  EXERCISE             EXERCISE              EXERCISE
                           PRICE       SHARES   PRICE       SHARES    PRICE
                   ------  ----------  -------  --------    ------    ---------
Outstanding
 at beginning
 of year        1,069,606   $ 3.57      792,950   $ 3.73     599,300    $ 3.82
Granted at
 market            99,500   $ 2.50       54,384   $ 3.00     135,550    $ 3.57
Granted ex-
 ceeding
 market         1,000,000   $ 2.75      436,072   $ 3.45     294,000    $ 3.92
Exercised         (25,749)  $(3.15)         -0-   $  -0-         -0-    $  -0-
Forfeited        (468,113)  $(3.46)    (213,800)  $(3.79)   (235,900)   $(4.21)

Outstanding
 at end of
 year           1,675,244   $ 3.05    1,069,606   $ 3.57     792,950    $ 3.73
Options exer-
 cisable at
 Year-End         725,044   $ 3.21      641,749   $ 3.57     525,233    $ 3.68

Options Avail-
 able for Future
 Grant          1,324,756      N/A      180,394      N/A     457,050       N/A



          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
          -------------------                           -------------------
                                   WEIGHTED
                                   AVERAGE        WEIGHTED                WEIGHTED
YEAR       RANGE OF     NUMBER     REMAINING      AVERAGE                 AVERAGE
OPTIONS    EXERCISE     OUTSTAN-   CONTRACTUAL    EXERCISE   NUMBER       EXERCISE
GRANTED    PRICES       DING       LIFE           PRICE      EXERCISABLE  PRICE
-------    --------     ---------  -----------    --------   -----------  --------
 1993        $3.00         21,500    2.8 years     $3.00        21,500     $3.00
 1994        $5.25         15,300    3.1 years     $5.25        15,300     $5.25
 1995        $3.00          6,000    0.6 years     $3.00         6,000     $3.00
 1997   $3.50 to $5.07     35,000    1.1 years     $3.72        21,000     $3.72
 1998   $3.06 to $4.50    181,901    2.7 years     $3.70       163,868     $3.65
 1999   $2.87 to $3.75    336,043    3.1 years     $3.57       179,376     $3.43
 2000   $2.50 to $2.75  1,079,500    4.3 years     $2.73       318,000     $2.75
        --------------  ---------    ---------    -------    ---------     -----
        $2.50 to $5.25  1,675,244    3.8 years     $3.05       725,044     $3.21


Had compensation cost been determined based on the fair value at grant dates for stock option awards consistent with the SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 2000, 1999, and 1998, would have been reduced to the pro forma amounts indicated below:

                          (Dollars in thousands except per share information)
                                        2000         1999        1998

Net (loss) income:   As reported       $  (949)     $  259      $1,168
                     Pro Forma         $(1,325)     $ (103)     $1,010

(Loss) earnings per
  share:             Basic
                     As reported       $  (.27)     $  .07      $  .31
                     Pro Forma         $  (.37)     $ (.03)     $  .27

                     Diluted
                     As reported       $  (.27)     $  .07      $  .31
                     Pro Forma         $  (.37)     $ (.03)     $  .27

The pro forma compensation expense based on the fair value of the options is estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions used for grants: no dividends; expected lives of 5 years for 2000, 4.54 years for 1999, and 3.49 years for 1998; expected volatility of 52%, 69%, and 63%,for 2000, 1999, and 1998, respectively; and a risk free rate of return of 6.19, 5.88, and 5.29 percent, respectively. The weighted average fair value of those purchase rights granted in 2000, 1999, and 1998 was $1.25, $1.60, and $1.64 respectively.

Options were granted to directors, employees and consultants in 2000 resulting in compensation expense recognized by the Company of $137,000.

NOTE 16 -- SHAREHOLDERS' EQUITY

REDEEMABLE WARRANTS

In June of 1997, the Company sold redeemable warrants to purchase up to 690,000 shares of common stock as part of a public offering. In May of 1999, the Company extended by two years the expiration date of its publicly traded warrants. The 690,000 redeemable purchase warrants now expire on June 4, 2001.

In 1998, the Company issued a total of 560,000 warrants in exchange for services by non-employees and non-affiliates. The average exercise price of these warrants was $3.67 per share. In 1998, 350,000 of these warrants were cancelled. In 1999, the remaining 210,000 of these warrants expired.

In April of 1999, the Company issued 113,750 warrants to outside consultants. The warrants have an exercise price of $2.90 per share and expire in April 2003.

PRIOR UNDERWRITING WARRANTS

In connection with the Company's initial public offering, the Company issued to the managing underwriter 17,000 warrants to purchase shares of common stock at $1.00 per share. 10,000 warrants were exercised and 7,000 warrants expired June 30, 2000.

PRIVATE PLACEMENT WARRANTS

In February and March 1997, the Company sold warrants to purchase up to 130,000 shares of common stock as part of a private placement. These warrants were exercisable at $5.00 per share during the period from March 28, 1998 to March 27, 1999. These warrants expired in 1999.

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

NOTE 17 -- BUSINESS SEGMENTS

For the year ended December 31, 2000, the Company operated in five business segments: gasoline, diesel, propane, grease and lubricants, and other products (anti-freeze, chemicals, services, hardware and miscellaneous items). During the years ended December 31, 1999 and 1998, in addition to these five segments, the Company also operated in the segment of convenience store items. In December, 1999 Meteor sold its retail store operating subsidiary to allow the Company to focus on its core business of commercial, wholesale and cardlock petroleum distribution.

For the year ended December 31, 2000, one customer comprised 12% of total sales. No one customer was greater than 10% of sales in 1999 or 1998.

Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. The most significant factors used by management in evaluating the operating performance are net sales and gross profit as presented below:

                                             Year ended December 31,
                                         2000         1999         1998
Net sales
  Gasoline                            $  50,524   $  41,480      $ 28,136
  Diesel                                113,208      77,741        56,704
  Propane                                 6,723       4,803         3,848
  Greases and lubes                      18,378      16,744        16,916
  Convenience store items                   -0-       6,696         5,672
  Other                                   7,967       7,747         7,086

  Total net sales                     $ 196,800    $155,211      $118,362

Gross profit
  Gasoline                            $   3,323    $  4,847      $  4,280
  Diesel                                  8,364       8,253         6,181
  Propane                                 2,243       1,946         1,414
  Greases and lubes                       3,435       3,508         3 445
  Convenience store items                   -0-       1,664         1,547
  Other                                   4,938       4,576         3,937

  Total gross profit                  $  22,303    $ 24,794      $ 20,804

Reconciliation to net (loss) income:
  Selling, general and administrative $  18,971    $ 21,036      $ 16,369
  Depreciation and amortization           2,438       2,196         1,536


  Income from operations                    894       1,562         2,899

  Other (expense)                        (2,116)       (602)         (348)
  Income tax (benefit)expense              (641)        210           939
  Minority interest                         368         491           444

  Net (loss) income                   $    (949)   $    259      $  1,168


The Company does not account for assets by business segment and, therefore, depreciation and amortization are not factors used in evaluating operating performance.

NOTE 18 -- QUARTERLY INFORMATION (UNAUDITED)

The summarized quarterly financial data presented below reflects all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.


                         (Dollars in Thousands except per share)

 2000                  Total       Fourth      Third          Second      First
-------------      -----------  -----------  -----------   ----------  -----------

Sales              $ 196,800     $   52,693  $  53,485     $  48,605   $  42,017
Gross profit       $  22,303     $    5,633  $   5,591     $   5,441   $   5,638
(Loss) income
 before income
 taxes and minor-
 ity interest      $  (1,222)    $    (887)  $    (597)    $      30   $     232
Net (loss) income  $    (949)    $    (398)  $    (454)    $    (106)  $       9
(Loss) earnings
 per share:
 Basic             $    (.27)    $    (.11)  $    (.13)    $     (.03) $     .00
 Diluted           $    (.27)    $    (.11)  $    (.13)    $     (.03) $     .00


 1999                  Total       Fourth      Third          Second      First
-------------      -----------  -----------  -----------   ----------  -----------

Sales              $ 155,211     $ 46,437    $  44,659     $  36,965   $  27,150
Gross profit       $  24,794     $  6,541    $   6,911     $   5,899   $   5,443
Income (loss)
 before income
 taxes and minor-
 ity interest      $     960     $   (898)   $     660     $     559   $     639
Net income (loss)  $     259     $   (547)   $     294     $     231   $     281
Earnings (loss)
 per share:
 Basic             $     .07     $   (.17)   $     .09     $     .07   $     .08
 Diluted           $     .07     $   (.16)   $     .08     $     .07   $     .08


NOTE 19  - SUBSEQUENT EVENTS

In the first quarter of 2001, the Company completed a private placement to five accredited investors. The private placement consisted of approximately 123,000 units at $15 per unit for total proceeds of $1,850,000. Each unit consists of 5 shares of common stock and 3 common stock purchase warrants with an exercise price of $5.50 per share. The warrants expire 5 years from the date of issue. The proceeds were used to purchase approximately 10% of the outstanding common stock of Active IQ ($1,100,000) and the remaining proceeds were used for general working capital needs.

Effective in January 2001, Meteor contributed substantially all of its propane assets into a new entity, Rocky Mountain Propane LLC and sold an interest in such company to Meteor's propane management. Management of Rocky Mountain Propane LLC is actively seeking financing for other propane opportunities in its market areas.

                                SCHEDULE 2


                      VALUATION AND QUALIFYING ACCOUNTS
                           (Dollars in Thousands)

                                           Additions
                     Balance                Charged               Balance
                     beginning    Charged   to other              end
Description          of the year  to costs  accounts  Deductions  of year
-----------          -----------  --------  --------  ----------  --------

                                          2000
                                          ----

Inventory reserve      $   36     $   -0-  $    -0-    $   (11)   $   25
Bad debt reserve -
 Accounts receivable   $  233     $   390  $    -0-    $  (348)   $  275
Bad debt reserve -
 Notes receivable      $  114     $   -0-  $    -0-    $  (114)   $  -0-


                                          1999
                                          ----

Inventory reserve      $   41     $    22  $    -0-    $   (27)   $   36
Bad debt reserve -
 Accounts receivable   $  201     $   249  $    -0-    $  (217)   $  233
Bad debt reserve -
 Notes receivable      $  167     $    56  $    -0-    $  (109)   $  114


                                          1998
                                          ----

Inventory reserve      $   38     $    27  $    -0-    $   (24)   $   41
Bad debt reserve -
 Accounts receivable   $  455     $    40  $     11(a) $  (305)   $  201
Bad debt reserve -
 Notes receivable      $  101     $    85  $    -0-    $   (19)   $  167



(a)   Acquisition of Tri-Valley Gas Company

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    METEOR INDUSTRIES, INC.

                                        /s/ Edward J. Names
Dated: 3/22/01                      By:_________________________________
                                       Edward J. Names, President


                                        /s/ Richard E. Kisser
Dated: 3/22/01                      By:_________________________________
                                       Richard E. Kisser, Secretary/
                                       Treasurer, Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

                                          /s/ Ilyas Chaudhary
Dated: 3/22/01                       By:____________________________________
                                        Ilyas Chaudhary, Director


                                         /s/ Edward J. Names
Dated: 3/22/01                       By:____________________________________
                                        Edward J. Names, President, Chief
                                        Executive Officer and Director


                                         /s/ Dennis R. Staal
Dated: 3/22/01                       By:____________________________________
                                        Dennis R. Staal, Director


                                         /s/ Irwin Kaufman
Dated: 3/22/01                       By:____________________________________
                                        Irwin Kaufman, Director


                                         /s/ Richard E. Dana
Dated: 3/22/01                       By:____________________________________
                                        Richard E. Dana, Director