Form 10-Q
period 2001-03-31
METEOR INDUSTRIES INC
filed 2001-05-15
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the Quarterly Period ended March 31, 2001


                         Commission File Number: 0-27968



                          ACTIVE IQ TECHNOLOGIES, INC.
               --------------------------------------------------
               (Exact Name of Issuer as Specified in its Charter)



           MINNESOTA                                    41-2004369
------------------------------           ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)



              601 CARLSON PARKWAY, SUITE 1500, MINNETONKA, MN 55305
            --------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (952) 449-5000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)




              -----------------------------------------------------
             (Former Name and Address, if Changed Since Last Report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

There were 8,851,273 shares of the Registrant's $.01 par value common stock outstanding as of May 9, 2001.

Item 1: FINANCIAL STATEMENTS



                          ACTIVE IQ TECHNOLOGIES, INC.,
                                FORMERLY KNOWN AS
                             METEOR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                             (Dollars in Thousands)


                                                     March 31,      December 31,
                                                      2001             2000
                                                   (Unaudited)
CURRENT ASSETS
  Cash                                               $    417        $    264
  Restricted cash                                         837           2,448
  Accounts receivable-trade, net of allowance
   of $310 and $275, respectively                      13,365          14,759
  Accounts receivable, related party                    1,483           1,053
  Notes receivable                                         18              38
  Notes receivable, related party                       1,148           1,117
  Inventory, net                                        3,148           3,921
  Deferred tax asset                                      324             324
  Other current assets                                  1,744           1,553

     Total current assets                              22,484          25,477

PROPERTY, PLANT AND EQUIPMENT, NET                     10,020          16,437

OTHER NONCURRENT ASSETS
  Notes receivable, net                                   112             115
  Notes receivable, related party                         119             -0-
  Investments in closely held businesses                3,924           1,629
  Intangibles, net                                        286           1,230
  Other assets                                            272             267

     Total other noncurrent assets                      4,713           3,241

          TOTAL ASSETS                               $ 37,217        $ 45,155



                                Continued on next page

                          ACTIVE IQ TECHNOLOGIES, INC.,
                                FORMERLY KNOWN AS
                             METEOR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)


                                                          March 31,        December 31,
                                                            2001               2000
                                                         (Unaudited)

CURRENT LIABILITIES
 Accounts payable, trade                                  $   8,854         $  11,039
 Accounts payable, related party                                 37                40
 Book overdraft                                               1,437             1,794
 Current portion, long-term debt                              1,980             3,798
 Accrued expenses                                             1,073             1,440
 Fuel taxes payable                                             470               574
 Revolving credit facility                                    7,953             8,570

     Total current liabilities                               21,804            27,255

NONCURRENT LIABILITIES
 Deferred tax liability                                       2,556             2,556
 Long-term debt                                               6,426             7,202
 Accrued expenses                                               468               468

     Total noncurrent liabilities                             9,450            10,226

MINORITY INTEREST IN SUBSIDIARY                                 250               250

     Total liabilities                                       31,504            37,731

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
 Preferred stock, $1.00 par value; 365,000
  shares authorized, issued and outstanding,
  liquidation preference $730                                   365               365
 Common stock, $.001 par value; authorized
  10,000,000 shares, 4,424,379 and
  3,705,903 shares issued and
  outstanding, respectively                                       4                 4
 Paid-in capital                                              8,071             5,695
 Note receivable, related party                              (1,542)           (1,686)
 Treasury stock, at cost, 132,098 shares held                  (489)             (489)
 Retained earnings (deficit)                                   (696)            3,535

     Total shareholders' equity                               5,713             7,424

          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                           $  37,217         $  45,155


    The accompanying notes are an integral part of the financial statements.

                          ACTIVE IQ TECHNOLOGIES, INC.,
                                FORMERLY KNOWN AS
                             METEOR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
               (Dollars in Thousands except per share information)


                                                     March 31       March 31,
                                                       2001           2000

Net sales                                            $42,067         $42,017
Cost of sales, excluding depreciation                 37,325          36,379

   Gross profit                                        4,742           5,638

Selling, general and administrative
  expenses                                             4,819           4,547
Depreciation and amortization                            527             599
Impairment of long-lived assets                        3,795             -0-

   Total operating expenses                            9,141           5,146

(Loss) income from operations                         (4,399)            492

Other income and (expenses)
  Interest income                                        141             100
  Interest expense                                      (346)           (362)
  Gain (loss) on sale of assets                            7              (3)
  Equity earnings from investments in
   closely held businesses                               158              48
  Other                                                  (18)            (43)

  Total other (expenses)                                 (58)           (260)

(Loss) income before income taxes and
  minority interest                                   (4,457)            232
Income tax (benefit) expense                            (226)            100
Minority interest                                        -0-             123

   Net (loss) income                                 $(4,231)        $     9

(Loss) earnings per share:
  Basic                                              $  (.99)        $   .00
  Diluted                                            $  (.99)        $   .00

Weighted average common share
 and common share equivalents:
  Basic                                            4,259,308       3,524,169
  Diluted                                          4,259,308       3,528,734


    The accompanying notes are an integral part of the financial statements.

                          ACTIVE IQ TECHNOLOGIES, INC.,
                                FORMERLY KNOWN AS
                             METEOR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR TO DATE ENDED MARCH 31, 2001
                                   (UNAUDITED)
                             (Dollars in Thousands)

                                                                  Note              Re-
             Prefer-                                   Addi-      Receiv-           tained
             red                                       tional     able,     Trea-   Earn-
             Stock               Common     Stock      Paid-In    Related   sury    ings
             Shares   Amount     Shares     Amount     Capital    Party     Stock   (Deficit)   Total

Balance
December
31, 2000     365,000    $365     3,705,903    $4       $5,695     $(1,686)  $(489)   $3,535     $7,424

Notes
receivable
payments                                                              144                          144

Stock and
options
issued
for 401(k)/
services                            67,000                545                                      545

Options
exercised                           34,809                131                                      131


Stock and
warrants
issued, net
of issuance
costs                              616,667              1,700                                    1,700

Net loss                                                                             (4,231)    (4,231)

Balance
March 31,
2001         365,000    $365     4,424,379    $4       $8,071     $(1,542)  $(489)   $ (696)    $5,713


     The accompanying notes are an integral part of the financial statement

                          ACTIVE IQ TECHNOLOGIES, INC.,
                                FORMERLY KNOWN AS
                             METEOR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)


                                                               March 31,        March 31,
                                                                 2001             2000

Cash flows from operating activities:
 Net (loss) income                                             $ (4,231)        $      9
  Adjustments to reconcile net (loss) income
   to net cash from operating
   activities:
  Depreciation and amortization                                     527              599
  Equity earnings from investments
   in closely held businesses                                      (158)              48
  (Gain) loss on disposal of assets                                  (7)               3
  Impairment of long-lived assets                                 3,795              -0-
  Minority interest                                                 -0-              123
  Stock and options issued for 401(k)/services                      545              -0-
  Change in assets and liabilities:
   Decrease (increase) in:
   Accounts receivable, net                                         943             (479)
   Inventory, net                                                   773              (59)
   Other current assets                                            (191)             165
   Other assets                                                      (5)             (26)
  Increase (decrease) in:
   Accounts payable                                              (2,188)             824
   Accrued liabilities                                             (367)             (85)
   Fuel taxes payable                                              (104)              (3)

  Net cash (used in)provided by operating                          (668)           1,119
   activities

Cash flows from investing activities:
  Cash proceeds from sale of property,
   plant and equipment                                               78              111
  Purchases of property, plant and equipment                       (187)            (454)
  Purchase of investment in closely held business                (1,100)             -0-
  Sale of investment in closely held business                     1,517              -0-
  Notes receivable payments                                         167                1

  Net cash provided by (used in) investing                          475             (342)
   activities


                             Continued on next page

                          ACTIVE IQ TECHNOLOGIES, INC.,
                                FORMERLY KNOWN AS
                             METEOR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                             (Dollars in Thousands)
                                   (Continued)


                                                       March 31,        March 31,
                                                          2001            2000

Cash flows from financing activities:
  Borrowings (payments) on revolving credit
   facilities, net                                         (617)               3
  Increase (decrease) in book overdraft                    (357)             201
  Payments on long-term debt                             (2,122)             (36)
  Proceeds from stock options exercised                     131              -0-
  Proceeds from stock and warrants issued,
   net of issuance costs                                  1,700              -0-
  (Increase) decrease in restricted cash                  1,611             (795)

Net cash provided by (used in)
   financing activities                                     346             (627)

Net increase in cash and equivalents                        153              150

Cash and equivalents, beginning of
   period                                                   264              288

Cash and equivalents, end of period                    $    417         $    438



    The accompanying notes are an integral part of the financial statements.

                          ACTIVE IQ TECHNOLOGIES, INC.,
                                FORMERLY KNOWN AS
                             METEOR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- ORGANIZATION

Active IQ Technologies, Inc. (formerly known as Meteor Industries, Inc.) (the "Company") was originally incorporated on December 22, 1992 under Colorado law as a Denver-based holding company. Effective December 31, 2000, the Company contributed substantially all of its assets, liabilities and business to Meteor Enterprises, Inc., the Company's wholly-owned subsidiary ("MEI"). The significant wholly-owned subsidiaries of MEI are Meteor Marketing, Inc., Graves Oil & Butane Co., Inc., Tri-Valley Gas Co., and Innovative Solutions and Technologies, Inc. As of December 31, 2000, MEI also owned 73% of Meteor Holdings LLC and 65% of Rocky Mountain Propane LLC, a nonconsolidated subsidiary.

NOTE 2 -- MERGER WITH ACTIVEIQ TECHNOLOGIES, INC.

Pursuant to an Agreement and Plan of Merger dated January 11, 2001 and amended April 27, 2001 (the "Merger Agreement") among the Company, ActiveIQ Technologies, Inc., a Minnesota corporation ("AIQ") and MI Merger, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("Merger Sub"), on April 30, 2001 the Company reincorporated under Minnesota law and completed its merger with AIQ. The Company reincorporated under Minnesota law by merging with and into its wholly-owned subsidiary AIQ Acquisition Corp., a Minnesota corporation, and the surviving corporation changed its name to "Active IQ Technologies, Inc." On April 30, 2001, the Company also completed its merger with AIQ pursuant to which AIQ merged with and into Merger Sub and the surviving corporation was renamed "AIQ, Inc." In exchange for their shares of AIQ stock, the former shareholders of AIQ each received the same number of shares of the Company's common stock, as well as a 5-year warrant to purchase 2 additional shares of common stock at a price of $5.50 per share for every 3 shares of AIQ common stock held by such shareholder. An aggregate of 4,385,911 shares of the Company's common stock were issued to the former shareholders of AIQ.

In connection with the merger transaction with AIQ, the Company completed a private placement of units of its equity securities during the first quarter of 2001. Pursuant to such private placement, the Company sold approximately 123,000 units of its securities, each unit consisting of 5 shares of common stock and a 5-year warrant to purchase 3 shares of common stock at a price of $5.50 per share. The purchase price of each unit was $15 and the Company received aggregate proceeds of $1,850,000, less $150,000 of offering expenses. A total of $1,100,000 from the offering proceeds were used to purchase approximately 10% of the outstanding common stock of AIQ, and the remaining proceeds were used for general working capital.

NOTE 3 -- SALE OF ASSETS

Simultaneous with the Company's merger with AIQ, the Company sold to Capco Energy, Inc., its largest shareholder, all of its interest in MEI, which represented substantially all of the Company's assets (excluding cash and the Company's shares of AIQ). The purchase price was $5,500,000, which was paid by delivering to the Company (i) cash in the amount of $4,697,501, (ii) a 9-month promissory note in the amount of $500,000 and (iii) 100,833 shares of the Company's common stock held by Capco, which the parties valued at $3.00 per share. Capco also assumed certain environmental liabilities and other indemnities. The Company's sales to Capco Energy during the quarter ending March 31, 2001 and 2000 of $1.7 million and $2.5 million, respectively. During the three months ended March 31, 2001, the Company recorded an impairment of the Meteor Enterprises' assets in the amount of $3.8 million related to the sale of these assets to Capco in April 2001.

NOTE 4 -- CONTRIBUTION OF ASSETS

In January 2001, Meteor Enterprises contributed substantially all of its propane assets into a new entity, RMP. Meteor Enterprises sold a 35% interest to RMP's management. Management of RMP is actively seeking financing for other propane opportunities in its market areas. RMP is accounted for as a nonconsolidated equity interest since the Company does not control RMP.

NOTE 5 -- BASIS OF PRESENTATION

These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2000, filed with the Company's Form 10-K.

NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued FAS No. 137 which defers the effective date of FAS No. 133 to fiscal years beginning after June 15, 2000. The Company adopted FAS No. 133 in the first quarter of fiscal 2001, and such adoption did not materially affect its financial statement presentation.

NOTE 6 - (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted
(loss) earnings per share are calculated taking into account all potentially dilutive securities. A reconciliation of the denominator used in the calculation of basic and diluted earnings per share is presented below. Antidilutive stock options and warrants of 1,275,300 and 1,337,473 for the three months ended March 31, 2001 and 2000, respectively, are omitted from the denominator. The numerator is unchanged. The shares available upon exchange of a subsidiary's preferred stock of -0- and 1,043,305 for the three months ended March 31, 2001 and 2000, respectively, are omitted as they are antidilutive.

                                                    Three Months Ended
                                                         March 31,
                                                   2001            2000
                                                   ----            ----
Denominator:
 Average common shares outstanding              4,259,308        3,524,169
 Average dilutive stock options and
  warrants                                            -0-            4,565

    Diluted shares                              4,259,308        3,528,734

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

The Company is a party to certain commitments, contingencies and litigation that have arisen in the normal course of its business and that of its subsidiaries. All of these commitments, contingencies and litigation matters have been sold and an indemnity from Capco covering these items has been received.

NOTE 8 -- BUSINESS SEGMENTS

During the three months ended March 31, 2001, the Company operated in four business segments: gasoline, diesel, grease and lubricants, and other products (anti-freeze, chemicals, services, hardware and miscellaneous items). During the three months ended March 31, 2000, in addition to these four segments the Company also operated in the segment of propane. In January 2001 the Company contributed substantially all its propane assets into a new entity, Rocky Mountain Propane LLC (See Note 4).

Senior management evaluates and makes operating decisions about each of these operating segments based on a number of factors. The most significant factors used by management in evaluating the operating performance are net sales and gross profit as presented below:

                                                     Three Months Ended March 31,
                                                       2001               2000

Net sales
  Gasoline                                           $   9,771         $  11,109
  Diesel                                                26,227            22,945
  Propane                                                  -0-             2,197
  Greases and lubricants                                 3,842             4,034
  Other                                                  2,227             1,732

  Total net sales                                    $  42,067         $  42,017

Gross profit
  Gasoline                                           $     587         $     859
  Diesel                                                 2,056             1,899
  Propane                                                  -0-               774
  Greases and lubricants                                   680               901
  Other                                                  1,419             1,205

Total gross profit                                   $   4,742         $   5,638

Reconciliation to net (loss) income:
  Selling, general and administrative                    4,819             4,547
  Depreciation and amortization                            527               599
  Impairment of long-lived assets                        3,795               -0-
  (Loss) income from operations                         (4,399)              492
  Other (expenses)                                         (58)             (260)
  Income tax (benefit) expense                            (226)              100
  Minority interest                                        -0-               123

  Net (loss) income                                  $  (4,231)        $       9


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

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the historical financial statements and notes thereto of the Company, included elsewhere in this document.

INTRODUCTION

The Company is engaged in the distribution and marketing of refined petroleum products including gasoline, diesel fuel, and lubricants. The Company's growth, since its inception in 1992, has been primarily through the acquisition of businesses in the petroleum marketing industry.

RESULTS OF OPERATIONS

The Company had sales of $42.0 million for the three months ended March 31, 2001 and 2000.

Gross profit for the three months ended March 31, 2001 and 2000, was $4.7 million and $5.6 million, respectively. The decrease is primarily due to the contribution of the Company's propane assets to RMP in January 2001.

Net income decreased for the three months ended March 31, 2001, to a net loss of $4.2 million from net income of $9,000 in 2000. The decrease is due to the contribution of the Company's propane assets to RMP in January 2001, expenses relating to the Active IQ transaction and certain non-cash expenses relating to shares of common stock issued to employees and 401(k) matching shares. Also, for the three months ended March 31, 2001, the Company recorded an impairment of the Meteor Enterprises' assets in the amount of $3.8 million related to the sale of these assets to Capco in April 2001.

Gasoline Segment

Gasoline volumes decreased to 9.9 million gallons for the three months ended March 31, 2001, compared to 12.0 million gallons in 2000, a decrease of 2.1 million (18%). The volume decrease is primarily due to a decrease in volume by the Company's wholesale gasoline customers. Gasoline sales decreased to $9.8 million for the three months ended March 31, 2001, compared to $11.1 million in 2000, a decrease of $1.3 million (12%) due to reduction in volume rather than price. Gross profit decreased to $0.6 million for the three months ended March 31, 2001, from $0.9 million in 2000, a decrease of $0.3 million (33%) due to the reduction in volume and an increase in cost of gasoline. Gross profit per gallon of gasoline sold decreased to $0.06 for the three months ended March 31, 2001 compared to $0.07 in 2000, a decrease of $0.01 (14%) due to an increase in cost of gasoline not passed on to the customer.

Diesel Segment

Diesel volumes increased to 26.4 million gallons for the three months ended March 31, 2001, from 24.6 million in 2000, an increase of 1.8 million gallons (7%) due to increase in volume by the Company's commercial customers. Diesel sales increased to $26.2 million for the three months ended March 31, 2001, from $22.9 million in 2000, an increase of $3.3 million (14%) due to increased sales volumes and higher product prices during the current period. Gross profit increased to $2.1 million for the three months ended March 31, 2001, from $1.9 million in 2000, an increase of $0.2 million (11%). Gross profit per gallon of diesel sold remained constant at $0.08 for the three months ended March 31, 2001 and 2000.

Propane Segment

Sales of propane items decreased to $0.0 for the three months ended March 31, 2001, from $2.2 million in 2000, due to the contribution of propane assets to RMP in January 2001 and the fact that the activities of RMP are not accounted for on a consolidated basis.

Greases and Lubricants Segment

Grease and lubricant sales decreased to $3.8 million for the three months ended March 31, 2001, compared to $4.0 million in 2000, a decrease of $0.2 million (5%) due to a decrease in volume sold to the Company's commercial customers. Gross profit decreased to $0.7 million for the three months ended March 31, 2001, compared to $0.9 million, a decrease of $0.2 million (25%)due to an increase in product prices not all of which were passed on to customers.

Other Items Segment

Sales of other items, which consist of anti-freeze, chemicals, services, hardware, rental income and miscellaneous items, increased to $2.2 million for the three months ended March 31, 2001, compared to $1.7 million in 2000, an increase of $0.5 million (29%) due to increased services being provided to commercial customers. Gross profit increased to $1.4 million for the three months ended March 31, 2001, compared to $1.2 million in 2000, an increase of $0.2 million (17%) due to increased services.

Expenses

Selling, general, and administrative expenses were $4.8 million for the three months ended March 31, 2001, compared to $4.5 million for the three months ended March 31, 2000, an increase of $0.3 million (7%). The increase is primarily related to options granted and costs related to the merger and sale of assets.

Depreciation and amortization for the three months ended March 31, 2001, was $0.5 million compared to $0.6 million for the three months ended March 31, 2000, a decrease of $0.1 million (17%). The decrease is attributable to propane activities being transferred to RMP and no longer consolidated.

As discussed above, we recorded an impairment of $3.8 million related to the sale of the Meteor Enterprises' assets to Capco in April 2001.

Other expenses decreased to $0.06 million for the three months ended March 31, 2001, compared to $0.3 million in 2000.

Income Taxes

The (benefit) provision for income taxes for the three months ended March 31, 2001, was $(0.2) million compared to $0.1 million for the same period ended March 31, 2000, a decrease of $0.3 million. The decrease is due to lower taxable income for the three months ended March 31, 2001, as compared to 2000. The effective tax rate differs from the expected tax rate because the Company did not recognize any tax benefit associated with the impairment.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had working capital of $0.7 million compared to a working capital deficit of $1.8 million at December 31, 2000.

Net cash used in operating activities totaled $0.7 million for the three months ended March 31, 2001, compared to $1.1 million cash provided for the three months ended March 31, 2000. This decrease in cash provided by operating activities is principally related to the reduction in net income and increase payments on accounts payable.

Net cash provided by investing activities totaled $0.5 million for the three months ended March 31, 2001, compared to cash used of $0.3 million for the three months ended March 31, 2000. The increase in cash provided by investing activities is principally related to the $1.1 million investment in Active IQ offset by $1.5 million in proceeds from the sale of the interest in RMP.

Net cash provided by financing activities totaled $0.3 million for the three months ended March 31, 2001, compared to cash used of $0.6 million for the three months ended March 31, 2000. This increase in cash provided by financing activities is primarily related to sale of stock and warrants and reductions of restricted cash offset by more payments made on the revolving credit facility and on long-term debt.

The Company has a revolving bank credit facility with a maximum commitment of $12,500,000, which expires on December 31, 2002. The amount available under the revolving credit facility is a function of the sum of eligible accounts receivable and inventory as defined by the revolving credit agreement up to the maximum commitment. Advances requested by the Company are subject to an interest rate of the lender's base rate plus 0.5% (8.0% and 9.0% at March 31, 2001 and March 31, 2000, respectively). Additionally, the Company pays a commitment fee of 0.25% of the maximum commitment. The revolving credit facility is collateralized by the Company's trade receivables and inventory. At March 31, 2001, the borrowing base was approximately $11.1 million. $8.0 million was borrowed against the facility and is recorded as a current liability. During the quarter the Company was out of compliance with several debt covenants and the Company obtained waivers from the lender for noncompliance.

The Company has various loans with banks, suppliers and individuals which require principal payments of $2.0 million in 2001.

The Company is obligated to pay lease costs of approximately $1.0 million in 2001 for land, building, facilities and equipment.

The Company is responsible for any contamination of land it owns or leases. However, the Company may have limitations on any potential contamination liabilities as well as claims for reimbursement from third parties. Included in selling, general and administrative expenses for the three months ended March 31, 2001 and 2000, is $29,000 and $46,000, respectively, for site assessment, related cleanup costs and regulatory compliance.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under its $12.5 million revolving credit facility. Because the interest rate on this facility is variable, based upon the lender's base rate, the Company's interest expense and net income are affected by interest rate fluctuations. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt as of March 31, 2001, would be an annual increase or decrease of approximately $84,000 in interest expense and a corresponding decrease or increase of approximately $50,000 in the Company's net income (loss) after taxes.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

    None.

Item 2. Changes in Securities.

    None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    (a) On March 27, 2001, the Company held a Special Meeting of the shareholders.

    (b)  There was no election of directors.

    (c) The first item voted on was the sale of substantially all of the assets of the Company. 2,257,732 voted for, 10,000 voted against, 1,127,137 abstained and there were 961,646 non-votes. The second item voted on was to reincorporate the Company under the laws of the State of Minnesota. 2,259,232 voted for, 10,000 voted against, 1,127,627 abstained and there were 961,646 non-votes. The third item voted on was to approve and adopt the Agreement and Plan of Merger with Active IQ Technologies, Inc. 2,259,232 voted for, 10,000 voted against, 1,125,627 abstained and there were 961,646 non-votes.

Item 5. Other Information.

    None.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

        4.1 Form of Warrant to Purchase Shares of Common Stock of Meteor Industries, Inc.

    (b) Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K January 11, 2001 with respect to its merger with Active IQ Technologies, Inc. and sale of its petroleum marketing businesses and assets to Capco Energy, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTIVE IQ TECHNOLOGIES, INC.


                                       By  s/ Kenneth W. Brimmer
                                         ----------------------------------
                                              Kenneth W. Brimmer,
                                              Chairman of the Board,
                                              Chief Executive Officer and
                                              Chief Financial Officer

Dated: May 15, 2001