Form 10-Q
period 2001-06-30
ACTIVE IQ TECHNOLOGIES INC
filed 2001-08-14
CIK 912875

================================================================================


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER  0-27968
                                                ---------


                          ACTIVE IQ TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as specified in Its Charter)


                  MINNESOTA                               41-2004369
       -------------------------------                -------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)                Identification No.)


              601 CARLSON PARKWAY, SUITE 1550, MINNETONKA, MN 55305
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                  952.449.5000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)



              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 2001, there were 9,943,488 shares of common stock, $.01 par value, outstanding.


================================================================================

                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-Q, other factors that could cause actual results to differ materially are the following: the economic conditions in the new markets into which the Company expands and the possible uncertainties in the customer base in these areas; competitive pressures from other providers of Internet eBusiness services; ability to raise additional capital required to support the Company's operations and enable the Company to pursue its business plan; government regulation of the Internet; business conditions, such as inflation or a recession, and growth in the general economy; changes in monetary and fiscal policies, other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

                          ACTIVE IQ TECHNOLOGIES, INC.
                                 FORM 10-Q INDEX
                                  JUNE 30, 2001


                                                                                                         Page
                                                                                                         ----
PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

              Condensed Consolidated Balance Sheets --
                  As of June 30, 2001 and December 31, 2000                                               4

              Condensed Consolidated Statements of Operations --
                  For the three months and six months ended
                  June 30, 2001 and June 30, 2000                                                         5

              Condensed Consolidated Statements of Cash Flows --
                  For the six months ended June 30, 2001 and June 30, 2000                                6

              Notes to the Condensed Consolidated Financial Statements                                    7


ITEM 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                          12


PART II       OTHER INFORMATION

ITEM 2.       Changes in Securities and Use of Proceeds                                                  16

ITEM 6.       Exhibits and Reports on Form 8-K                                                           16

              Signatures                                                                                 17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,                 December 31,
                                                                                 2001                        2000
                                                                              ------------               ------------
                                                                              (unaudited)
                                      ASSETS
       CURRENT ASSETS
            Cash and equivalents                                              $  5,288,845               $ 1,349,457
            Accounts receivable, net                                                85,603                        --
            Note receivable                                                        500,000                        --
            Inventories                                                             57,638                        --
            Prepaid expenses                                                        35,460                    57,285
                                                                              ------------               -----------
                Total current assets                                             5,967,546                 1,406,742

       PROPERTY and EQUIPMENT, net                                                 547,728                   549,116
       ACQUIRED SOFTWARE DEVELOPMENT                                               435,838                        --
       PREPAID ROYALTIES                                                                --                   500,001
       OTHER ASSETS, net                                                            74,745                   216,072
       GOODWILL and OTHER INTANGIBLES, net                                       5,879,998                        --
                                                                              ------------               -----------
                                                                              $ 12,905,855               $ 2,671,931
                                                                              ============               ===========

                     LIABILITIES and STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
            Bank line of credit                                               $     35,998               $    97,529
            Current portion notes payable - shareholders                           827,322                        --
            Accounts payable                                                       350,472                   257,509
            Accrued expenses                                                       375,787                    83,141
            Current portion of capital lease obligations                                --                    19,058
                                                                              ------------               -----------
                      Total current liabilities                                  1,589,579                   457,237

       DEFERRED REVENUE                                                            759,609                   306,000

       LONG-TERM OBLIGATIONS, less current maturities                              737,663                    27,158
                                                                              ------------               -----------
                      Total liabilities                                          3,086,851                   790,395
                                                                              ------------               -----------

       COMMITMENTS and CONTINGENCIES

       STOCKHOLDERS' EQUITY
            Common stock, $.01 par value, 40,000,000 shares authorized;
             9,749,988 and 3,835,911 shares issued and outstanding                  97,500                    38,359
            Series B Convertible Preferred Stock, $1.00 par value, 365,000
             shares authorized, issued and outstanding                             365,000                        --
            Additional paid-in capital                                          15,799,738                 5,633,040
            Stock subscription receivable                                               --                  (312,500)
            Deferred compensation                                                 (269,852)                 (172,813)
            Warrants                                                               262,199                   170,881
            Accumulated deficit                                                 (6,435,581)               (3,475,431)
                                                                              ------------               -----------
                  Total stockholders' equity                                     9,819,004                 1,881,536
                                                                              ------------               -----------
                                                                              $ 12,905,855               $ 2,671,931
                                                                              ============               ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three months ended                           Six months ended
                                            ----------------------------------------    ----------------------------------------
                                             June 30, 2001        June 30, 2000           June 30, 2001       June 30, 2000
                                            ------------------- --------------------    ----------------------------------------
REVENUES                                      $   372,950           $       --             $    408,261         $       --

OPERATING EXPENSES:
     Selling, general and administrative        1,473,656              204,364                2,255,965             466,940
     Depreciation and amortization                514,586                   --                  703,570              10,000
     Product development                          192,068              169,864                  390,264             558,342
     Loss on disposal of assets                    57,678                   --                   57,678                  --
                                              -----------           ----------             ------------         -----------
          Total operating expenses              2,237,988              374,228                3,407,477           1,035,282

LOSS FROM OPERATIONS                           (1,865,038)            (374,228)              (2,999,216)         (1,035,282)

OTHER INCOME (EXPENSE):
     Interest income                               24,485                   22                   48,343                  44
     Interest expense                              (3,863)              (4,844)                  (9,277)            (11,027)
                                              -----------           ----------             ------------         -----------
          Total other expense over income          20,622               (4,822)                  39,066             (10,983)
                                              -----------           ----------             ------------         -----------

NET LOSS                                      $(1,844,416)          $ (379,050)            $ (2,960,150)        $(1,046,265)
                                              ===========           ==========             ============         ===========

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                              $     (0.25)          $    (0.95)            $      (0.49)        $    (2.73)
                                              ===========           ==========             ============         ===========

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES                      7,499,353              400,668                5,994,188             383,822
                                              ===========           ==========             ============         ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Six months ended

                                                                              June 30, 2001         June 30, 2000
                                                                            ----------------     ----------------
       OPERATING ACTIVITIES:
          Net loss                                                           $ (2,960,150)         $ (1,046,265)
          Adjustments to reconcile net loss to cash flows from operating activities:
               Depreciation and amortization                                      703,570                10,000
               Deferred compensation expense                                       47,961                    --
               Loss on disposal of assets                                          57,678                    --
               Issuance of options in lieu of severance                                --                25,800
               Common stock issued in lieu of services                                 --                22,682
          Changes in operating assets and liabilities:
            Accounts receivable                                                    (4,777)                   --
            Inventories                                                             2,554                    --
            Prepaid expense                                                       533,063                    --
            Accounts payable                                                      (54,203)               21,278
            Accrued expenses                                                      (19,638)              149,287
            Other assets                                                          110,404              (100,000)
            Deferred revenue                                                     (283,130)                   --
                                                                             ------------          ------------
                      Net cash used in operating activities                    (1,866,668)             (917,218)
                                                                             ------------          ------------

       INVESTING ACTIVITIES:
          Acquisition of Red Wing Business Systems                               (291,228)                   --
          Acquisition of Edge Technologies                                       (308,016)                   --
          Purchases of property and equipment                                     (60,833)             (128,943)
                                                                             ------------          ------------
                      Net cash used in investing activities                      (660,077)             (128,943)
                                                                             ------------          ------------

       FINANCING ACTIVITIES:
          Payments on bank line of credit                                         (17,529)             (100,000)
          Payments on obligations under capital leases                            (78,976)                   --
          Payments on short-term notes payable                                     (2,133)                   --
          Payments on long-term debt                                               (2,730)                   --
          Cash proceeds from issuance of common stock,                          6,567,501               913,394
          Cash proceeds from short-term notes payable                                  --                50,000
                                                                             ------------          ------------
                      Net cash provided by financing activities                 6,466,133               863,394
                                                                             ------------          ------------

       INCREASE (DECREASE) IN CASH and EQUIVALENTS                              3,939,388              (182,767)

       CASH AND EQUIVALENTS,
             Beginning of period                                                1,349,457               409,917
                                                                             ------------          ------------

       CASH AND EQUIVALENTS, end of period                                   $  5,288,845          $    227,150
                                                                             ============          ============

       SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION:
                Cash paid for interest                                       $      9,277          $     11,027

               Non-cash financing and investing activities:
                   Common stock issued in acquisitions                       $  3,290,500          $         --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                   CONDENSED NOTES TO THE FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Active IQ Technologies Inc. (the "Company" or "Active IQ"), in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 8-K (filed May 14, 2001 under Meteor Industries, Inc., "METR"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year as a whole.

Nature of Business

Active IQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of an acquisition (see Note B - Business Combinations). The Company was formed to develop and provide Internet eBusiness application software and services for the small to mid-sized accounting software customers. Since its inception, the Company's efforts have been devoted to the development of its principal product and raising capital. Through its Red Wing Business Systems, Inc. subsidiary, the Company also develops and markets accounting financial management software to small to mid-sized businesses.

The Company is in the early stages of introducing its products to the market. During the period required to develop significant revenue, the Company may require additional funds that may not be available. The Company is subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on suppliers and users for product, new product development, new product introductions and other activities of competitors, dependence on key personnel, security and privacy issues, dependence on strategic relationships and limited operating history.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be antidilutive.

Use of Estimates

Preparing financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of the Company's assets and liabilities at currently enacted tax rates.

As of June 30, 2001, the Company had approximately $3,500,000 in net operating loss carryforwards for federal tax purposes. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Software Development Costs

Effective January 1, 1999, the Company implemented Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Pursuant to SOP 98-1, software development costs are expensed during the preliminary project stage. For the six months ended June 30, 2000 and 2001, the Company expensed all software or other development costs (certain software development was acquired and capitalized as part of the Red Wing Business Systems, Inc., acquisition, See Note B - Business Combinations) as research and development since such costs were incurred during the preliminary project stage.


NOTE B - BUSINESS COMBINATIONS

Edge Technologies, Inc.

On January 16, 2001, the Company completed its merger with privately held Edge Technologies, Incorporated ("Edge"), the creator of a fully integrated eBusiness website service called Account Wizard, which has been subsequently branded as part of the Epoxy Network. The merger was accounted for under the purchase method of accounting with the operations of Edge included in the Company's consolidation as of that date. The former stockholders of Edge received $300,000 in cash and 325,000 shares of the Company's common stock.

Terms of the merger agreement required an additional cash payment and issuance of stock upon a capital raising event. With the completion of the Meteor Industries, Inc. merger on April 30, 2001, the former stockholders of Edge received the final consideration as specified in the merger agreement of 225,000 shares of the Company's common stock on April 30, 2001, and $400,000 in cash on May 2, 2001, in settlement of the earnout provisions.

With closing costs, the total consideration plus the fair value of the net liabilities assumed is approximately $2,264,000, consisting primarily of goodwill and other intangibles. The Company is amortizing the acquired goodwill and other intangibles on a straight-line basis over a two-year period.

Meteor Industries, Inc.

On April 30, 2001, the Company completed its merger with Meteor Industries, Inc. Pursuant to an Agreement and Plan of Merger dated as of January 11, 2001, as amended April 27, 2001 (the "Merger Agreement"), by and among Meteor Industries, Inc. ("Meteor"), activeIQ Technologies Inc., a Minnesota corporation ("AIQ") and MI Merger, Inc., Minnesota corporation and a wholly-owned subsidiary of Meteor ("Merger Sub"), AIQ merged with and into Merger Sub (the "Merger"). The surviving corporation in the Merger was renamed AIQ, Inc. In addition, pursuant to the Merger Agreement, Meteor was reincorporated under Minnesota law by merging with and into AIQ Acquisition Corp., a Minnesota corporation (the "Reincorporation Merger"). The surviving corporation in the Reincorporation Merger was renamed Active IQ Technologies, Inc., a Minnesota corporation. Meteor's shareholders approved both the Merger and the Reincorporation Merger on March 27, 2001, and both transactions became effective on April 30, 2001. Since Meteor had only monetary assets and no operations, the merger was accounted for as the issuance of stock by AIQ in exchange for monetary assets of Meteor.

Pursuant to the Merger Agreement, in exchange for shares of AIQ common stock, each stockholder of AIQ common stock was entitled to receive one share of Meteor's common stock (after giving effect to the reincorporation Merger). At the time of the Merger there were 4,385,911 shares of common stock of AIQ outstanding, excluding 400,000 shares held by Meteor, which were cancelled upon the effective time of the Merger. In addition to receiving shares of Meteor's common stock, each of the former AIQ stockholders was entitled to receive a warrant to purchase two shares of Meteor's common stock for every three shares of AIQ common stock held by such stockholder. The warrants, which expire on April 30, 2006, are exercisable at a price of $5.50 share upon notice to the holders thereof after the closing price of Meteor's common stock (as quoted on the Nasdaq Small Cap Market) has averaged $7.50 for 14 consecutive days.

Red Wing Business Systems, Inc.

On June 6, 2001, the Company completed its acquisition of Red Wing Business Systems, Inc. ("Red Wing"), a Minnesota corporation. Red Wing, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small to mid-sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the "Agreement") dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing (the "Sellers").

The Sellers received an aggregate of 400,000 shares of the Company's common stock and cash in the aggregate of $1,600,000, of which $400,000 was delivered at the closing. Under the Agreement, the Company is obligated to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. As security for the Company's obligations to make the first two future cash payments of $400,000 each, the Company granted a security interest in the newly-acquired shares of Red Wing to the Sellers pursuant to a pledge agreement by and among the Company and the Sellers dated as of June 6, 2001.

With closing costs, the total consideration plus the fair value of the net liabilities assumed is approximately $4,214,000, consisting primarily of goodwill and other intangibles. The Company is amortizing the acquired goodwill and other intangibles on a straight-line basis over a two-year period.

The accompanying unaudited pro forma condensed results of operations for the six months ended June 30, 2001 and 2000, give effect to the acquisitions of Edge and Red Wing, as if such transactions had occurred on January 1, 2000.

The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations:

                                                   Pro Forma for the Six Months Ended June 30,
----------------------------------------------------------- --------------- --- --------------
                                                                 2001                2000
----------------------------------------------------------- --------------- --- --------------
Revenues                                                    $   1,581,026       $   1,019,732
----------------------------------------------------------- --------------- --- --------------
Loss from operations                                            2,639,586           2,453,661
----------------------------------------------------------- --------------- --- --------------
Net loss                                                        2,615,362           2,499,880
----------------------------------------------------------- --------------- --- --------------
Basic and diluted net loss per common share                 $        0.44       $        1.87
----------------------------------------------------------- --------------- --- --------------


NOTE C - DEBT

Bank Line of Credit

In June 2000, the Company paid down a portion of the revolving line of credit and refinanced the balance of $100,000 under a term note which was due June 2001. In May 2001, the Company paid off the line of credit.

The Company has a $275,000 revolving line of credit with a bank of the subsidiary Red Wing. Outstanding borrowings were $257,123 as of June 30, 2001.

Notes Payable

Notes payable consist of the following:

                                                       June 30,          December 31,
                                                         2001                2001
                                                   -------------        -------------
Note Payable - former Red Wing stockholders (a)    $   1,200,000                   --
Notes Payable (b)                                  $     143,860                   --
                                                   -------------         ------------
                                                   $   1,343,860                   --
                                                   =============         ============

(a) Pursuant to a Stock Purchase Agreement dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing. Under the Agreement, the Company is obligated to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date.

(b) Three investors in Red Wing receive monthly principal and interest payments. Two of the investors are current employees, the other is a related party. Note balances as of June 30,2001 were $71,930, $57,544 and $14,386.


NOTE D - DEFERRED REVENUE

In December 2000, the Company signed an agreement with one of its stockholders to exchange the Company's $300,000 promissory note and $6,000 of accrued interest for an advance on fees payable upon the resale of the Company's products. Accordingly, such amounts have been recorded as deferred revenue as of December 31, 2000.

Also in December 2000, the Company modified its software licensing agreement with this same stockholder and entered into a reseller arrangement which allows the Company to resell the third party's software. In conjunction with the agreement, the Company paid $150,000 in cash and issued 127,273 shares of common stock valued at $2.75 per share as consideration for a nonrefundable, prepaid minimum royalty. This total amount of $500,001 is recorded as other assets as of December 31, 2000.

In April 2001, the Company sold the full right, title and interest in and to the intellectual property of its Content Categorizer to the stockholder for the consideration of $400,000 cash and the satisfaction of the deferred revenue liability. In addition, the Company accelerated the recognition of the above-prepaid royalty in conjunction with the sale of Content Categorizer by recording as a reduction to the revenues recorded on the sale.

Red Wing has a software maintenance program, which collects yearly fees in advance from its customers. These fees are amortized over the periods which service and support is provided to the customer, generally one year. The deferred revenue balance was $759,609 at June 30, 2001.


NOTE E - STOCKHOLDERS' EQUITY

Series B Convertible Preferred Stock

Part of the monetary assets acquired with Meteor, were 365,000 shares of convertible preferred stock. Meteor issued these share in June 2000. Each share is: (1) not entitled to dividends, (2) entitled to a liquidation preference of $2.00, (3) entitled to one vote, (4) not redeemable, and (5) convertible. Holders of the Series B Convertible Preferred Stock have the right to convert all or a portion of their shares into units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock. The warrants to be issued as part of the units upon conversion shall be in a form determined by the Board of Directors and shall be exercisable until May 15, 2005, at an exercise price of $2.50 per share.

Stock Subscription Receivable

In October 1999, a director of the Company purchased 8,333 shares of the Company's common stock at $37.50 per share in exchange for a non-recourse note totaling $312,500. The note was due and payable in full 90 days following the date the individual ceased to be a director of the Company and is recorded as stock subscription receivable as of December 31, 2000. In March 2001, the director resigned from the board. In June 2001, the Company redeemed 8,333 shares and cancelled the note.

Private Placement

In June 2000, the Company completed a private placement offering of 10 Units priced at $150,000 per Unit with net proceeds of $1,500,000. Each Unit consisted of 50,000 shares of the Company's common stock, par value $.01 per share, and one five-year warrant to purchase 30,000 shares of the Company's common stock with an exercise price of $5.50. The Company recorded a warrant charge to equity of $114,000, representing the fair value of the warrants using the Black-Scholes pricing model.


NOTE F - IMPACT OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment test in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During January 1, 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and determine what the effect of these tests will be on the earnings and financial position of the Company.

NOTE G - SUBSEQUENT EVENTS

In December 2000, the Company entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. On July 30, 2001, the director delivered to the Company a cash payment in the amount of $75,000 and a two-month promissory note in the principal amount of $200,000. Interest accrues on the principal balance of the prime rate as of the date of the note.

Employment agreements

Effective May 1, 2001 the Company entered into employment agreements with two of its officer. Under the agreement between the Company and Kenneth W. Brimmer, the Chairman, CEO and CFO: in addition to his annual salary of $125,000, Mr. Brimmer is entitled to an annual bonus of up to 75 percent of his salary upon the achievement of certain corporate objectives and a $250,000 bonus when our company has raised an aggregate of $12 million in equity financings, of which approximately $9 million has been raised to date. Mr. Brimmer was also awarded an option to purchase up to 250,000 shares of our common stock at a price of $5.00 per share, which option vests in equal installments over four years.

Under the agreement between the Company and D. Bradly Olah, the President, COO and Secretary: Mr. Olah is entitled to an annual salary of $150,000 and is eligible for an annual bonus of up to 100 percent of his salary upon the achievement of certain corporate objectives. Mr. Olah was also awarded options to purchase up to 300,000 shares of our common stock at a price of $5.00 per share, which option vests in equal installments over four years.

Stock Transfer Agent

Effective August 13, 2001, the Company terminated the services of Computershare Trust Company, Inc. and transferred all stock related record keeping responsibilities to Firstar Bank, N.A. located in Milwaukee, WI.

ITEM 2.
                          ACTIVE IQ TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, the audited financial statements and notes thereto included in the Company's Form 8-K (filed May 14, 2001 under Meteor Industries, Inc., "METR") for the fiscal year ended December 31, 2000, and the unaudited condensed consolidated financial statements and notes thereto included in the Company's Form 8-K (filed June 15, 2001 under Meteor Industries, Inc., "METR") for the quarter ended March 31, 2001.

OVERVIEW

We were originally incorporated under Minnesota law in April 1996 under the name Trakehner Holdings, Incorporated in April 1996. Since the Company's inception in April 1996, our efforts have been devoted to the development of its principal product and raising capital. Initially, we focused on a plan to develop "connectivity products" for small businesses enabling legacy accounting software systems to access their larger trading partners via XML (extensible markup language) or EDI (electronic data interchange) through the World Wide Web. Following successful testing of this product, we concluded to broaden our e-services offering through an array of services called the Epoxy Network and we expect to introduce the Epoxy Network in series of steps over the next 12 months starting September 1, 2001.

Active IQ Technologies, Inc. provides business management software and services to the small to medium-sized business community, referred to as the "SME market." We offer the SME market an affordable, service-based product line providing easy to use integrated eBusiness functionality ranging from website creation tools to more sophisticated e-business solutions. Active IQ has offices in Minnesota and Las Vegas, Nevada.

The Company was considered a development stage company until January 2001, when we began to recognize revenues as result of the acquisition of Edge Technologies, Incorporated ("Edge"). On January 16, 2001, we completed the acquisition of privately held Edge, a Nevada corporation engaged in fully integrated e-commerce website services for businesses. The Edge service offering allows users to build a dynamic, secure, interactive e-commerce websites offering the benefits of direct access to a variety of existing legacy-system maintained critical information. Our Edge subsidiary has developed connectivity to more than 40 separate accounting systems representing over 250,000 small business and currently provides integrated website services to approximately 250 customers. We have completed a re-branding of the former Edge product and it is now a part of the Epoxy Network.

On April 30, 2001, as Old AIQ, we merged into a subsidiary of Meteor Industries, Inc., ("METR") a Colorado corporation, which concurrent with the merger, completed the sale of its operating assets to one of its major shareholders, Capco Energy, Inc. For accounting purposes, the merger was treated as an issuance of stock by Old AIQ because the only assets held by Meteor were the cash and notes it received in the sale of its operating assets to Capco Energy. Upon completion of the merger, our common stock commenced trading on the Nasdaq Small Cap Market under the symbol "AIQT."

We recently acquired Red Wing Business Systems, Inc. ("Red Wing"), located in Red Wing, Minnesota. Since 1979, Red Wing Accounting Software has provided the SME market with accounting software solutions. Red Wing currently serves more the 10,000 businesses including more that 5,000 agricultural users. Red Wing software solutions address the gap between inexpensive, ultra-simple "starter" accounting software and the significant cost and complexity of high-end software, offering a stable, secure and flexible base for growing small business users.

Our future additional revenues and profits, if any, will depend upon various factors, including the ability to successfully expand, our ability to raise additional financing as required, and general economic conditions. The Company is in the early stages of introducing its products to the market. We may require additional funds that may not be available. We are subject to risks and uncertainties common to growing technology-based companies, including rapid technological change, growth and commercial acceptance of the Internet, dependence on suppliers and users for product, new product development, new product introductions and other activities of competitors, dependence on key personnel, security and privacy issues, dependence on strategic relationships and limited operating history.


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000.

Net Revenues

Revenues for the three months ended June 30, 2001 were $372,950 compared to no revenue for the same period in 2000. Our net revenues are as follows: we generated $3,500 from our Epoxy Network, $48,597 from Edge, $206,000 net from the sale of Content Categorizer and $114,853 from Red Wing. The Red Wing acquisition closed on June 6, 2001. During 2000, our company was in the development stage and had not yet generated any revenue.

The Company developed a software application in conjunction with one of its stockholders, IntraNet Solutions, Inc. In April 2001, the Company sold the full right, title and interest in and to the intellectual property of its Content Categorizer to the stockholder for the consideration of $400,000 cash and the satisfaction of a $306,000 deferred revenue liability. In addition, the Company reduced the revenue attributable to the sale of Content Categorizer by the $500,001 prepaid royalty, as a determination was made to no longer pursue the sale of these products.

Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations may not be adequate to fund operations and service our indebtedness during the next four quarters of operations.

Costs and Expenses

Selling, general and administrative expenses for the three months ended June 30, 2001 were $1,473,656 compared to $204,364 for the same period in 2000. The $1,269,292 increase in selling, general and administrative expenses was primarily due to the increased corporate overhead structure for the development of our Internet eBusiness software and services.

Selling, general and administrative expenses for the six months ended June 30, 2001 were $2,255,965 compared to $466,940 for the same period in 2000. Again, the $1,789,025 increase in selling, general and administrative expenses was primarily due to the increased corporate overhead structure for the development of our Internet eBusiness software and services. The Company expects to incur operating losses throughout 2001.

Depreciation and amortization for the three months ended June 30, 2001 was $514,586 compared to zero for the same period in 2000. Depreciation and amortization expenses of property, equipment and other intangibles were $52,178 and goodwill amortization expense was $462,408. Goodwill amortization represents the excess of the purchase price and related costs over the fair value of the net assets that the Company acquires through its mergers and acquisitions. The Company amortizes acquired goodwill on a straight-line basis over a two-year period.

Depreciation and amortization for the six months ended June 30, 2001 was $703,570 compared to $10,000 for the same period in 2000. Depreciation and amortization expenses of property, equipment and other intangibles were $95,075 and goodwill amortization expense was $608,495.

There was no goodwill amortization expense for the 2000 periods, as no acquisitions were completed prior to January 1, 2001. Future quarterly goodwill amortization expense will be $833,649. At that time, the Company will address the new accounting standards. See NOTE F - IMPACT OF NEW ACCOUNTING STANDARDS.

Product development expenses for the three months ended June 30, 2001 were $192,068 compared to $169,864 for the same period in 2000. The $22,204 increase in product development expenses was due to continued development for our Internet eBusiness application software.

Product development expenses for the six months ended June 30, 2001 were $390,264 compared to $558,342 for the same period in 2000. The $168,078 decrease in product development expenses relates to the initial development of projects.

Effective May 23, 2001, the Company closed its office located in Boston, Massachusetts, and transferred all core application projects to our Las Vegas, Nevada location. With this closure, we booked a loss on disposal of assets of $57,678 relating to the Boston office. In order to facilitate an early release from our office lease, a mutual arrangement was agreed upon with the landlord regarding the furniture and fixtures located within our space. The Company shipped the office equipment, computer hardware and software back to its Minnesota location.

The Company's other income and expense consists of interest income and interest expense. Interest income for the three months ended June 30, 2001 was $24,485 compared to $22 for the same period in 2000. Interest income for the six months ended June 30, 2001 was $48,343 compared to $44 for the same period in 2000. This income represents interest earned on our short-term investments. The Company expects interest income to decrease in the future as cash is used to fund operations and for investments in infrastructure.

Interest expense for the three months ended June 30, 2001 was $3,863 compared to $4,844 for the same period in 2000. Interest income for the six months ended June 30, 2001 was $9,277 compared to $11,027 for the same period in 2000. This expense relates primarily to our capital lease obligations. The Company expects interest expense to remain consistent over the remainder of the next two quarters.


Liquidity and Capital Resources

The Company had working capital of $4,377,967 at June 30, 2001, compared to working capital of $949,505 on December 31, 2000. Cash and equivalents were $5,288,845 at June 30, 2001, representing an increase of $3,939,388 from the cash and equivalents of $1,349,457 at December 31, 2000. The Company's principal commitment consists of payments to the former Red Wing Business Systems shareholders. The remaining notes payable of $1,200,000 (three payments of $400,000 each), are due December 2001, June 2002 and December 2002. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.

In January 2001, the Company sold 400,000 shares of common stock for net proceeds of $1,100,000 as part of the Meteor merger.

On January 16, 2001, we completed our merger with privately held Edge Technologies Incorporated, the creator of a fully integrated eBusiness website service called Account Wizard. The merger was accounted for under the purchase method of accounting with the operations of Edge included in our company's financial statements as of that date. The former stockholders of Edge received $300,000 in cash and 325,000 shares of our common stock. Terms of the merger agreement required an additional cash payment and issuance of stock upon a capital raising event. With the completion of the Meteor Industries, Inc. merger on April 30, 2001, the former stockholders of Edge Technologies received the final consideration as specified in the merger agreement of 225,000 shares of our common stock on April 30, 2001, and $400,000 in cash on May 2, 2001, in settlement of the earnout provisions.

With the completion of the Meteor merger and acquisition on April 30, 2001, (less closing fees), we received approximately $3,967,500 in cash and a secured promissory note of $500,000 due January 30, 2002. The promissory note accrues interest at a rate of 10% per annum, compounded annually. The note is secured by a stock pledge agreement dated April 27, 2001, by SEDCO INC., pledging 1,500,000 shares of common stock of Capco Energy, Inc.

On June 6, 2001, the Company completed its acquisition of Red Wing Business Systems, Inc. ("Red Wing"), a Minnesota corporation. Red Wing, which will operate as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small to mid-sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the "Agreement") dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing (the "Sellers"). The Sellers received an aggregate of 400,000 shares of the Company's common stock and cash in the aggregate of $1,600,000, of which $400,000 was delivered at the closing. Under the Agreement, the Company is obligated to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. As security for the Company's obligations to make the first two future cash payments of $400,000 each, the Company granted a security interest in the newly-acquired shares of Red Wing to the Sellers pursuant to a pledge agreement by and among the Company and the Sellers dated as of June 6, 2001.

In June 2001, the Company raised cash proceeds of $1,500,000 from the private placement of 10 Units at a purchase price of $150,000 per Unit. Each Unit consisted of 50,000 shares of the Company's common stock, par value $.01 per share, and one five-year warrant to purchase 30,000 shares of the Company's common stock with an exercise price of $5.50.

The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that the existing sources of liquidity and the results of its operations will provide cash to fund operations for at least the next twelve months, although the Company may seek to raise additional capital during that period. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The following table lists recent sales of unregistered securities by the
Company:

------------- --------------------- ------------------ -------------------------- -----------------
              TITLE AND                                                           CASH OR
              DESCRIPTION OF        AMOUNT OF                                     CONSIDERATION
    DATE      SECURITIES            SECURITIES         ISSUED TO                  RECEIVED
------------- --------------------- ------------------ -------------------------- -----------------
 4/30/2001    Common Stock          4,385,911          Shareholders of Old AIQ   In consideration
                                                                                  of a Merger
------------- --------------------- ------------------ -------------------------- -----------------
              Warrants              2,923,991
------------- --------------------- ------------------ -------------------------- -----------------

------------- --------------------- ------------------ -------------------------- -----------------
  6/4/2001    Common Stock          400,000            Shareholders of Red Wing   In consideration
                                                       Business Systems, Inc.     of a Merger
------------- --------------------- ------------------ -------------------------- -----------------

------------- --------------------- ------------------ -------------------------- -----------------
  6/27/01     Common Stock          500,000            Certain Investors in a     $1,500,000
                                                       private placement
------------- --------------------- ------------------ -------------------------- -----------------
              Warrants              300,000            Certain Investors in a
                                                       private placement
------------- --------------------- ------------------ -------------------------- -----------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (A)    EXHIBITS

                       4.1   Form of Warrant to Purchase 500,000 Shares.

               (B)    REPORTS ON FORM 8-K


               On May 14, 2001, the Company filed a Current Report on Form 8-K dated April 30, 2001, under Items 2, 4, 5 and 7, (1) announcing the completion of the merger by and between Meteor Industries, Inc., active IQ Technologies, Inc., and MI Merger, Inc.; (2) announcing the disposition of the assets of Meteor Industries, Inc. to Capco Energy, Inc.; (3) announcing a change of accountants; (4) announcing the extension of the expiration date of the Company's outstanding public warrants; and (5) filing the Audited Financial Statements of active IQ Technologies, Inc. for the fiscal year ended December 31, 2000.


               On June 15, 2001, the Company filed a Current Report on Form 8-K dated June 6, 2001, under Items 2 and 5, announcing the completion of the merger by and among the Company, Red Wing Business Systems, Inc. and the shareholders of Red Wing Business Systems, Inc. and filing the financial statements for active IQ Technologies, Inc. for the quarter ended March 31, 2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ACTIVE IQ TECHNOLOGIES, INC.

                                       By:   /s/  Kenneth W. Brimmer
                                           -------------------------------------
                                             Kenneth W. Brimmer
                                             Chairman of the Board,
                                             Chief Executive Office and
                                             Chief Financial Officer


Date:   August 13, 2001