Form 10-Q
period 2001-09-30
ACTIVE IQ TECHNOLOGIES INC
filed 2001-11-14
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 0-27968


                          ACTIVE IQ TECHNOLOGIES, INC.
             (Exact Name of Registrant as specified in Its Charter)

           MINNESOTA                                    41-2004369
(State or Other Jurisdiction of            (I.R.S. Employer  Identification No.)
Incorporation or Organization)

              601 CARLSON PARKWAY, SUITE 1550, MINNETONKA, MN 55305
                    (Address of Principal Executive Offices)

                                  952.449.5000
                (Issuer's Telephone Number, Including Area Code)



              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2001, there were 10,826,412 shares of common stock, $.01 par value, outstanding.

                           FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in the following pages constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Forward-looking statements involve a number of risks and uncertainties, and, in addition to the factors discussed in this Form 10-Q, other factors that could cause actual results to differ materially are the following: the economic conditions in the new markets into which the Company expands and the possible uncertainties in the customer base in these areas: competitive pressures from other providers of Internet eBusiness services; ability to raise additional capital required to support the Company's operations and enable the Company to pursue its business plan; government regulation of the Internet; business conditions, such as inflation or a recession, and growth in the general economy; changes in monetary and fiscal policies, other risks identified from time to time in the Company's SEC reports, registration statements and public announcements.

                          ACTIVE IQ TECHNOLOGIES, INC.
                                 FORM 10-Q INDEX
                               SEPTEMBER 30, 2001


                                                                                     Page
                                                                                     ----
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements                                                        4

              Condensed Consolidated Balance Sheets -
                  As of September 30, 2001 and December 31, 2000                          4

              Condensed Consolidated Statements of Operations -
                  For the three months and nine months ended
                  September 30, 2001 and September 30, 2000                               5

              Condensed Consolidated Statements of Cash Flows -
                  For the nine months ended September 30, 2001 and September 30, 2000     6

              Notes to the Condensed Consolidated Financial Statements                    7

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                           12


PART II       OTHER INFORMATION                                                           13

Item 2.       Changes in Securities and Use of Proceeds                                   16

Item 6.       Exhibits and Reports on Form 8-K                                            16

              Signatures                                                                  17

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,        December 31,
                                                                                 2001                 2000
                                                                            ------------           -----------
                                                                             (unaudited)
                               ASSETS
CURRENT ASSETS
     Cash and equivalents                                                    $  4,523,856           $ 1,349,457
     Accounts receivable, net                                                     144,907                    --
     Note receivable                                                              507,500                    --
     Inventories                                                                   86,467                    --
     Prepaid expenses                                                              65,380                57,285
                                                                             ------------           -----------
         Total current assets                                                   5,328,110             1,406,742

PROPERTY and EQUIPMENT, net                                                       540,863               549,116
ACQUIRED SOFTWARE DEVELOPMENT                                                   1,018,268                    --
PREPAID ROYALTIES                                                                      --               500,001
OTHER ASSETS, net                                                                  79,660               216,072
GOODWILL and OTHER INTANGIBLES, net                                             8,024,961                    --
                                                                             ------------           -----------
                                                                             $ 14,991,862           $ 2,671,931
                                                                             ============           ===========
                LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank line of credit                                                     $    168,914           $    97,529
     Current portion notes payable - shareholders                               1,656,837                    --
     Accounts payable                                                             406,738               257,509
     Deferred revenue                                                           1,301,255               306,000
     Accrued expenses                                                             422,794                83,141
     Current portion of capital lease obligations                                      --                19,058
                                                                             ------------           -----------
               Total current liabilities                                        3,956,538               763,237

LONG-TERM OBLIGATIONS, less current maturities                                    538,987                27,158
                                                                             ------------           -----------
               Total liabilities                                                4,495,525               790,395
                                                                             ------------           -----------

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 40,000,000 shares authorized;
      10,576,412 and 3,835,911 shares issued and outstanding                      105,764                38,359
     Series B Convertible Preferred Stock, $1.00 par value, 365,000 shares authorized, issued and outstanding
                                                                                  365,000                    --
     Additional paid-in capital                                                20,111,600             5,633,040
     Stock subscription receivable                                               (200,000)             (312,500)
     Deferred compensation                                                       (557,957)             (172,813)
     Warrants                                                                     285,947               170,881
     Accumulated deficit                                                       (9,614,017)           (3,475,431)
                                                                             ------------           -----------
           Total shareholders' equity                                          10,496,337             1,881,536
                                                                             ------------           -----------
                                                                             $ 14,991,862           $ 2,671,931
                                                                             ============           ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                             Three months ended                    Nine months ended
                                                  Sept. 30, 2001       Sept. 30, 2000        Sept. 30, 2001        Sept. 30, 2000
                                                  --------------       --------------        --------------        --------------
REVENUES                                          $    645,182           $        --           $ 1,053,443           $        --

OPERATING EXPENSES:
     Selling, general and administrative             2,785,237               670,559             5,041,713             1,498,271
     Depreciation and amortization                     902,377                 8,000             1,605,947                57,188
     Product development                               172,498               256,770               562,762               430,023
     Loss on disposal of assets                         10,538                    --                68,216                    --
                                                  ------------           -----------           -----------           -----------
               Total operating expenses              3,870,650               935,329             7,278,638             1,985,482
                                                  ------------           -----------           -----------           -----------

LOSS FROM OPERATIONS                                (3,225,468)             (935,329)           (6,225,195)           (1,985,482)

OTHER INCOME (EXPENSE):
     Interest income                                    77,451                   860               126,305                   790
     Interest expense                                  (30,419)              (32,360)              (39,696)              (36,262)
                                                  ------------           -----------           -----------           -----------
               Total other income (expense)             47,032               (31,500)               86,609               (35,472)
                                                  ------------           -----------           -----------           -----------

NET LOSS                                          $ (3,178,436)          $  (966,829)          $(6,138,586)          $(2,020,954)
                                                  ============           ===========           ===========           ===========

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                                  $      (0.31)          $     (0.37)          $     (0.83)          $     (1.77)
                                                  ============           ===========           ===========           ===========

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES                          10,110,564             2,629,939             7,381,392             1,140,790
                                                    ==========             =========             =========             =========


         The accompanying notes are an integral part of these condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine months ended
                                                                         Sept. 30, 2001        Sept. 30, 2000
                                                                         ---------------        ------------
OPERATING ACTIVITIES:
   Net loss                                                                $(6,138,586)          $(2,020,954)
   Adjustments to reconcile net loss to cash flows from operating activities:
        Depreciation and amortization                                        1,605,947                57,188
        Deferred compensation expense                                          246,939                43,750
        Loss on disposal of assets                                              68,216                    --
        Issuance of warrants, options and common stock for services            112,916               225,000
        Issuance of options in lieu of severance                                    --                25,800
        Amortization of original issue discount                                     --                 7,125
   Changes in operating assets and liabilities:
     Accounts receivable                                                       (33,797)                   --
     Inventories                                                                 9,153                    --
     Prepaid expense                                                           488,816               (15,000)
     Accounts payable                                                            2,693               179,715
     Accrued expenses                                                          (88,036)               99,287
     Other assets                                                              108,964                    --
     Deferred revenue                                                         (393,146)                   --
                                                                           -----------           -----------
               Net cash used in operating activities                        (4,009,921)           (1,398,089)
                                                                           -----------           -----------

INVESTING ACTIVITIES:
   Acquisition of Edge Technologies                                           (308,016)                   --
   Acquisition of Red Wing Business Systems                                   (211,883)                   --
   Acquisition of Champion Business Systems                                   (502,374)                   --
   Payments for software development costs                                     (83,616)                   --
   Purchases of property and equipment                                         (93,401)             (188,763)
                                                                           -----------           -----------
               Net cash used in investing activities                        (1,199,290)             (188,763)
                                                                           -----------           -----------

FINANCING ACTIVITIES:
   Payments on bank line of credit                                             (17,529)             (101,404)
   Payments on obligations under capital leases                                (78,976)                   --
   Payments on short-term notes payable                                         (2,133)                   --
   Payments on long-term debt                                                 (166,114)                   --
   Cash proceeds from issuance of common stock                               6,642,501             2,613,069
   Cash proceeds from exercise of options                                    2,005,861                    --
   Cash proceeds from short-term notes payable                                      --               355,000
                                                                           -----------           -----------
               Net cash provided by financing activities                     8,383,610             2,866,665
                                                                           -----------           -----------

INCREASE IN CASH and EQUIVALENTS                                             3,174,399             1,279,813

CASH AND EQUIVALENTS,
      Beginning of period                                                    1,349,457               409,917
                                                                           -----------           -----------

CASH AND EQUIVALENTS, end of period                                        $ 4,523,856           $ 1,689,730
                                                                           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for interest                                             $    13,533           $    33,698
        Non-cash financing and investing activities:
            Common stock issued in acquisitions                            $ 4,753,515           $        --
        Issuance of Common Stock for equipment                             $        --           $   378,000



         The accompanying notes are an integral part of these condensed consolidated financial statements

                          ACTIVE IQ TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared by Active IQ Technologies Inc. (the "Company" or "Active IQ"), in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 8-K (filed May 14, 2001 under Meteor Industries, Inc., "METR"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year as a whole.

Nature of Business

The Company was originally incorporated in Colorado in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. ("Old AIQ") and a wholly-owned subsidiary of the Company closed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company subsidiary. Immediately prior to the merger, the Company (i) sold all of its assets relating to its petroleum and gas distribution business,
(ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of an acquisition (see Note B - Business Combinations). Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ's efforts have been devoted to the development of its principal product and raising capital.

The Company also develops and markets accounting and financial management software for small-to-medium sized businesses through its subsidiaries, Red Wing Business Systems, Inc. and Champion Business Systems, Inc., (see Note B - Business Combinations and Note G - Subsequent Events).

The Company currently, through its Epoxy Network, offers both an Internet merchandising system called "Storefront" and a tool for managing customer information named "Account Management". Also, the Company is in the early stages of development of other eBusiness solutions, of which some solutions will be released to the market during the 4th quarter of 2001.

Revenue Recognition

The Company currently derives revenues from monthly subscribers of the Epoxy Network and through sales of accounting and financial management software and services of its subsidiaries. Epoxy Network subscription revenue is recognized monthly after the customer accepts the license agreement and the Company verifies that the customer has a version of software it interfaces with. After the initial period of set up and configuration, customers are invoiced at the beginning of each month for all services subscribed to.

The Company, through its subsidiaries of Red Wing Business Systems and Champion Business Systems, recognizes the revenues derived from software sales after the product has been shipped and accepted by the customer. Service revenue consists mainly of support and maintenance agreements. Service revenue is recognized ratably over the term of the agreement, which is typically one year. All service revenue invoiced in excess of revenue recognized is recorded as deferred revenue. At September 30, 2001, deferred revenue was $666,785 for Red Wing Business Systems and $634,470 for Champion Business Systems.

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

As of September 30, 2001, the Company had approximately $4,200,000 in net operating loss carryforwards for federal tax purposes. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Software Development Costs

Effective January 1, 1999, the Company implemented Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Pursuant to SOP 98-1, expenditures for internal use software are expensed during the preliminary project stage. For the nine months ended September 30, 2001 and 2000, the Company expensed all initial software costs since they were projects in the application stage.

The Company did capitalize certain software development related to new product development, which was acquired as part of the Red Wing Business, Inc. and the Champion Business Systems, Inc. acquisitions. The Company has capitalized an additional $498,814 related to new project development during the quarter for certain developed software that has reached technological feasibility.

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

With closing costs, the total consideration plus the fair value of the net liabilities assumed was approximately $2,264,000, consisting primarily of goodwill and other intangibles. Other intangibles acquired consisted primarily of customer relationships. The Company is amortizing the acquired goodwill and other intangibles on a straight-line basis over a two-year period.

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

Pursuant to the Merger Agreement, in exchange for shares of AIQ common stock, each shareholder of AIQ common stock was entitled to receive one share of Meteor's common stock (after giving effect to the reincorporation Merger). At the time of the Merger there were 4,385,911 shares of common stock of AIQ outstanding, excluding 400,000 shares held by Meteor, which were cancelled upon the effective time of the Merger. In addition to receiving shares of Meteor's common stock, each of the former AIQ shareholders was entitled to receive a warrant to purchase two shares of Meteor's common stock for every three shares of AIQ common stock held by such shareholder. The warrants, which expire on April 30, 2006, are exercisable at a price of $5.50 share upon notice to the holders thereof after the closing price of Meteor's common stock (as quoted on the Nasdaq Small Cap Market) has averaged $7.50 for 14 consecutive days.

Red Wing Business Systems, Inc.

On June 6, 2001, the Company completed its acquisition of Red Wing Business Systems, Inc. ("Red Wing"), a Minnesota corporation. Red Wing, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the "Agreement") dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing (the "Sellers").

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

With closing costs, the total consideration plus the fair value of the net liabilities assumed is approximately $4,214,000, consisting primarily of goodwill and other intangibles. The other intangibles acquired consisted of acquired software development and customer relationships. The Company is amortizing the acquired goodwill and other intangibles on a straight-line basis over a two-year period.

Champion Business Systems, Inc.

On September 18, 2001, the Company completed its merger with privately held Champion Business Systems, Inc. ("Champion"), a Colorado corporation. Champion, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses. The merger was accounted for under the purchase method of accounting with the operations of Champion included in the Company's consolidation as of that date.

The former shareholders of Champion are divided into two groups: "Minority Shareholders" and "Majority Shareholders." At closing, the Majority Shareholders received an aggregate of 299,185 shares of the Company's common stock and all former Champion shareholders received their pro rata share of a $512,328 cash payment. Terms of the merger agreement required an additional cash payments of $1,000,000 payable in 4 equal installments, each due on the 4, 8, 12 and 16-month anniversaries. The Company granted a security interest in the newly-acquired shares of Champion to the former Champion shareholders pursuant to a pledge agreement dated as of September 14, 2001.

With closing costs, the total consideration plus the fair value of the net liabilities assumed is approximately $3,072,000, consisting primarily of goodwill and other intangibles.

The Company recorded approximately $1,090,000 as goodwill, and approximately $1,982,000 as other intangibles being allocated to customer relationships, non-compete agreements and capitalized software. Other intangibles are being amortized on a straight-line basis over a two-year period and goodwill related to this acquisition is not being amortized (See Note F).

The accompanying unaudited pro forma condensed results of operations for the nine months ended September 30, 2001 and 2000, give effect to the acquisitions of Edge, Red Wing and Champion, as if such transactions had occurred on January 1, 2000.

The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations:

                                                        Pro Forma for the Nine Months
                                                            Ended September 30,
                                                        2001                   2000
Revenues                                            $ 3,253,191            $ 2,767,170
Loss from operations                                 (5,786,202)            (3,405,286)
                                                    -----------            -----------
Net loss                                             (5,755,670)            (3,420,678)
                                                    ===========            ===========
Basic and diluted net loss per common share         $     (0.57)           $    (0.45)
                                                    ===========            ===========


NOTE C - DEBT

Bank Line of Credit

The Company has a $275,000 revolving line of credit with a bank of the subsidiary Red Wing. Outstanding borrowings were $168,914 as of September 30, 2001. The line of credit was paid in full in November 2001.

Notes Payable

Notes payable consist of the following:

                                                             September 30, 2001      December 31, 2001
Notes Payable - former Red Wing shareholders (a)                $ 1,116,717                $   --
Notes Payable (b)                                                   132,361                    --
Notes Payable - former Champion shareholders (c)                    946,745                    --
                                                                -----------                ------
                                                                $ 2,195,824                $   --
                                                                ===========                ======

(a) Pursuant to a Stock Purchase Agreement dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing. Under the Agreement, the Company is obligated to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. The balance of the note is presented net of debt discount of 7%.

(b) Two investors in Red Wing receive monthly principal and interest payments. The investors are current employees at Red Wing. Note balances as of September 30,2001 were $13,737 and $54,948. Additionally, Champion has a note payable for software purchased from a vendor.

(c) Pursuant to the terms of the merger agreement dated August 30, 2001, the Company is obligated to pay the remaining $1,000,000 of cash in four future payments of $250,000 due on the 4, 8, 12 and 16-month anniversaries of the closing date. The balance of the note is presented net of debt discount of 7%.


NOTE D - DEFERRED REVENUE

Red Wing and Champion have software maintenance programs, which collect yearly fees in advance from its customers. These fees are amortized over the periods which service and support is provided to the customer, generally one year. The deferred revenue balance for Red Wing was $666,785 and $634,470 for Champion at September 30,

2001.


NOTE E - SHAREHOLDERS' EQUITY

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

Stock Subscription Receivable

In December 2000, the Company entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. On July 30, 2001, the director delivered to the Company a cash payment in the amount of $75,000 and a two-month promissory note in the principal amount of $200,000. Interest accrues on the principal balance of the prime rate as of the date of the note. The note has been extended due to market conditions and as of September 30, 2001, remains unpaid.


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

Since the Champion Business Systems acquisition occurred after July 1, 2001, goodwill resulting from that acquisition is not amortized and instead is subject to an annual impairment test. Goodwill resulting from our other acquisitions will cease amortization on January 1, 2002.

NOTE G - SUBSEQUENT EVENTS

FMS Marketing, Inc.

In October 2001, the Company completed its acquisition of FMS Marketing, Inc. ("FMS/Harvest"), an Illinois corporation. FMS/Harvest, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the "Agreement") dated October 10, 2001, the Company purchased all of the outstanding capital stock from the shareholders of FMS/Harvest (the "FMS Sellers").

The FMS Sellers received an aggregate of 250,000 shares of the Company's common stock and cash in the aggregate of $600,000, of which $300,000 was delivered at the closing. Under the Agreement, the Company is obligated to pay the remaining $300,000 of cash in six months of the closing date. As security for the Company's obligations to make the remaining cash payment, the Company agreed to grant a security interest in the assets of FMS/Harvest to the FMS Sellers.

                          ACTIVE IQ TECHNOLOGIES, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report, the audited financial statements and notes thereto included in the Company's Form 8-K (filed May 14, 2001 under Meteor Industries, Inc., "METR") for the fiscal year ended December 31, 2000, and the unaudited condensed consolidated financial statements and notes thereto included in the Company's Form 8-K (filed June 15, 2001 under Meteor Industries, Inc., "METR") for the quarter ended March 31, 2001 and Form 10-Q for the quarter ended June 30, 2001.


OVERVIEW

The Company was originally incorporated in Colorado in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. ("Old AIQ") and a wholly-owned subsidiary of the Company closed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company subsidiary. Immediately prior to the merger, the Company (i) sold all of its assets relating to its petroleum and gas distribution business,
(ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of an acquisition (see Note B - Business Combinations). Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ's efforts have been devoted to the development of its principal product and raising capital.

The Company also develops and markets accounting and financial management software for small-to-medium sized businesses through its subsidiaries: Red Wing Business Systems, Inc., Champion Business Systems, Inc., and FMS Marketing, Inc., acquired in October 2001, (see Note B - Business Combinations and Note G - Subsequent Events).

The Company currently, through its Epoxy Network, offers both an Internet merchandising system called "Storefront" and a tool for managing customer information named "Account Management". Also, the Company is in the early stages of development of other eBusiness solutions, of which some solutions will be released to the market during the 4th quarter of 2001.

During the period required to develop significant revenue, the Company may require additional funds that may not be available. The Company is subject to risks and uncertainties common to growing technology-based companies, including but not limited to: its limited operating history, the rapid technological changes of the Internet, acceptance of the products developed, dependence on its current personnel, the ability to form strategic relationships with third-party manufacturers, security and privacy issues.



RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000.

Net Revenues

Revenues for the three months ended September 30, 2001 were $645,182 compared to no revenue for the same period in 2000. Our net revenues are as follows: the Epoxy Network generated $60,163, $585,019 from Red Wing and Champion. The Champion merger closed on September 18, 2001. During 2000, our company was in the development stage and had not yet generated any revenue.

Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations may not be adequate to fund operations and service our indebtedness during the next four quarters of operations.

Costs and Expenses

Selling, general and administrative expenses for the three months ended September 30, 2001 were $2,785,237 compared to $670,559 for the same period in 2000. The $2,114,678 increase in selling, general and administrative expenses was primarily due to the increased corporate overhead structure for the development of our eBusiness software and services.

Selling, general and administrative expenses for the nine months ended September 30, 2001 were $5,041,713 compared to $1,498,271 for the same period in 2000. Again, the $3,543,442 increase in selling, general and administrative expenses was primarily due to the increased corporate overhead structure for the development of our Internet eBusiness software and services. The Company expects to incur operating losses throughout 2001.

Depreciation and amortization for the three months ended September 30, 2001 was $902,377 compared to $8,000 for the same period in 2000. Depreciation and amortization expenses of property, equipment and other intangibles were $79,076 and goodwill and other acquisition related intangible amortization expense was $823,301. Goodwill and other acquisition related intangible amortization represents the excess of the purchase price and related costs over the fair value of the net assets that the Company acquires through its mergers and acquisitions. The Company amortizes acquired goodwill and other intangibles on a straight-line basis over a two-year period.

Depreciation and amortization for the nine months ended September 30, 2001 was $1,605,947 compared to $57,188 for the same period in 2000. Depreciation and amortization expenses of property, equipment and other intangibles were $174,151 and goodwill and other acquisition related intangible amortization expense was $1,431,796. There was no goodwill amortization expense for the 2000 periods, as no acquisitions were completed prior to January 1, 2001.

Product development expenses for the three months ended September 30, 2001 were $172,498 compared to $256,770 for the same period in 2000. The $84,272 decrease in product development expenses was due to the establishment of a corporate location opened in Minnesota, thereby shifting emphasis from development activities, to the general and administrative activities required to implement future revenues.

Product development expenses for the nine months ended September 30, 2001 were $562,762 compared to $430,023 for the same period in 2000. The $132,739 increase in product development expenses was due to special projects that the Company invested in.

Effective May 23, 2001, the Company closed its office located in Boston, Massachusetts. With this closure, for the three months ended September 30, 2001, the Company booked a final loss on disposal of assets of $10,538 relating to the Boston office. In order to facilitate an early release from our office lease, a mutual arrangement was agreed upon with the landlord regarding the furniture and fixtures located within our space.

The Company's other income and expense consists of interest income and interest expense. Interest income for the three months ended September 30, 2001 was $77,451 compared to $860 for the same period in 2000. Interest income for the nine months ended September 30, 2001 was $126,305 compared to $790 for the same period in 2000. This income represents interest earned on our short-term investments. The Company expects interest income to decrease in the future as cash is used to fund operations and for investments in infrastructure.

Interest expense for the three months ended September 30, 2001 was $30,419 compared to $32,360 for the same period in 2000. Interest expense for the nine months ended September 30, 2001 was $39,696 compared to $36,262 for the same period in 2000. This expense relates primarily to the amortization of the debt discount on the 7% notes payable to the old shareholders of Red Wing and Champion. The Company expects interest expense to remain consistent over the remainder of the next quarter.


Liquidity and Capital Resources

The Company has funded its operations and satisfied its capital expenditure requirements primarily through the sale of its common stock in private placements and the exercise of employee stock options of old Meteor Industries employees, in addition to the cash received from the merger and acquisition with Meteor. Net cash used by operating activities was $4,009,921 for the nine months ended September 30, 2001, compared to net cash used by operating activities of $1,398,089 for the nine months ended September 30, 2000.

The Company had working capital of $1,371,572 at September 30, 2001, compared to working capital of $643,505 on December 31, 2000. Cash and equivalents were $4,523,856 at September 30, 2001, representing an increase of $3,174,399 from the cash and equivalents of $1,349,457 at December 31, 2000. The Company's principal commitment consists of payments to the former shareholders at Red Wing Business Systems and Champion Business Systems. The remaining notes payable to Red Wing of $1,200,000 (three payments of $400,000 each), are due December 2001, June 2002 and December 2002. The remaining notes payable to Champion of $1,000,000 (four payments of $250,000 each), are due January 2002, May 2002, September 2002 and January 2003. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.

In January 2001, the Company sold 400,000 shares of common stock for net proceeds of $1,100,000 as part of the Meteor merger.

On January 16, 2001, the Company completed the merger with privately held Edge Technologies Incorporated, the creator of a fully integrated eBusiness website service called Account Wizard. The merger was accounted for under the purchase method of accounting with the operations of Edge included in our company's financial statements as of that date. The former stockholders of Edge received $300,000 in cash and 325,000 shares of our common stock. Terms of the merger agreement required an additional cash payment and issuance of stock upon a capital raising event. With the completion of the Meteor Industries, Inc. merger on April 30, 2001, the former stockholders of Edge Technologies received the final consideration as specified in the merger agreement of 225,000 shares of our common stock on April 30, 2001, and $400,000 in cash on May 2, 2001, in settlement of the earnout provisions.

With the completion of the Meteor merger and acquisition on April 30, 2001, (less closing fees), the Company received approximately $3,967,500 in cash and a secured promissory note of $500,000 due January 30, 2002. The promissory note accrues interest at a rate of 10% per annum, compounded annually. The note is secured by a stock pledge agreement dated April 27, 2001, by SEDCO INC., pledging 1,500,000 shares of common stock of Capco Energy, Inc.

On June 6, 2001, the Company completed its acquisition of Red Wing Business Systems, Inc. ("Red Wing"), a Minnesota corporation. Red Wing, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small-to-medium sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the "Agreement") dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing (the "Sellers"). The Sellers received an aggregate of 400,000 shares of the Company's common stock and cash in the aggregate of $1,600,000, of which $400,000 was delivered at the closing. Under the Agreement, the Company is obligated to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. As security for the Company's obligations to make the first two future cash payments of $400,000 each, the Company granted a security interest in the newly-acquired shares of Red Wing to the Sellers pursuant to a pledge agreement by and among the Company and the Sellers dated as of June 6, 2001.

In June 2001, the Company raised cash proceeds of $1,500,000 from the private placement of 10 Units at a purchase price of $150,000 per Unit. Each Unit consisted of 50,000 shares of the Company's common stock, par value $.01 per share, and one five-year warrant to purchase 30,000 shares of the Company's common stock with an exercise price of $5.50.

In December 2000, the Company entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. On July 30, 2001, the director delivered to the Company a cash payment in the amount of $75,000 and a two-month promissory note in the principal amount of $200,000. Interest accrues on the principal balance of the prime rate as of the date of the note. The note has been extended due to market conditions and as of September 30, 2001, remains unpaid.

On September 18, 2001, the Company completed its merger with privately held Champion Business Systems, Inc. ("Champion"), a Colorado corporation. Champion, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses. The merger was accounted for under the purchase method of accounting with the operations of Champion included in the Company's consolidation as of that date.

The former shareholders of Champion are divided into two groups: "Minority Shareholders" and "Majority Shareholders." At closing, the Majority Shareholders received an aggregate of 299,185 shares of the Company's common stock and all former Champion shareholders received their pro rata share of a $512,328 cash payment. Terms of the merger agreement required an additional cash payments of $1,000,000 payable in 4 equal installments, each due on the 4, 8, 12 and 16-month anniversaries. The Company granted a security interest in the newly-acquired shares of Champion to the former Champion shareholders pursuant to a pledge agreement dated as of September 14, 2001.

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

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Company's acquisition of Champion Business Systems, Inc. ("Champion"), on September 18, 2001, the Company issued an aggregate of 299,185 shares of common stock to 21 former Champion shareholders. The issuance was exempt from registration based upon Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. All of such former Champion shareholders represented to the Company that they met the definition of an "accredited investor" set forth in Rule 502; provided, however, that four such former Champion shareholders who were not accredited investors represented that they had utilized a representative and, together with such knowledge and experience that they were capable of evaluating the risks and merits of their investment in the Company's common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           None


                  (b)      REPORTS ON FORM 8-K


                  On August 13, 2001, the Company filed a Current Report on Form 8-K/A dated June 6, 2001, under Items 2 and 7. The Company filed a current report on Form 8-K on June 15, 2001 to announce the completion of the merger by and among the Company, Red Wing Business Systems, Inc. and the shareholders of Red Wing Business Systems, Inc. The Company filed this amendment to Form 8-K to include financial statements and pro forma financial information required by Item 7 of Form 8-K.

                  On September 21, 2001, the Company filed a Current Report on Form 8-K dated September 18, 2001, under Items 2 and 7, announcing the completion of the merger by and among the Company, Champion Business Systems, Inc. and the shareholders of Champion Business Systems, Inc. and to announce that financial statements and pro forma financial information will be filed on or before December 3, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACTIVE IQ TECHNOLOGIES, INC.

                                         By:   /s/   Kenneth W. Brimmer
                                               -------------------------
                                               Kenneth W. Brimmer
                                               Chairman of the Board,
                                               Chief Executive Office and
                                               Chief Financial Officer


Date:    November 13, 2001