Form 10-K
period 2001-12-31
ACTIVE IQ TECHNOLOGIES INC
filed 2002-04-05
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001


                         Commission File Number: 1-12401



                          ACTIVE IQ TECHNOLOGIES, INC.
               --------------------------------------------------
               (Exact Name of Issuer as Specified in its Charter)


           MINNESOTA                                 41-2004369
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


           5720 SMETANA DRIVE, SUITE 101, MINNETONKA, MINNESOTA 55343
           ----------------------------------------------------------
                 (Address of Principal Executive Offices)

Issuer's telephone number including area code: (952) 345-6600

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, $.01 PAR VALUE
                               Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At March 25, 2002, 11,592,345 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $16,032,174.

                        ACTIVE IQ TECHNOLOGIES, INC.

                         Annual Report on Form 10-K
                    For the Year Ended December 31, 2001
                             Table of Contents




PART I
                                                                            Page
                                                                            ----
Item 1.  Business...........................................................  4

Item 2.  Properties......................................................... 14

Item 3.  Legal Proceedings.................................................. 14

Item 4.  Submission of Matters to a Vote of Security Holders................ 14


PART II

Item 5.  Market for Common Equity and Related Shareholder Matters........... 16

Item 6.  Selected Financial Data............................................ 19

Item 7.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................. 20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk......... 23

Item 8.  Consolidated Financial Statements and Supplementary Data........... 24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................. 46


PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons;
                      Compliance with Section 16(a) of the Exchange Act..... 47

Item 11. Executive Compensation............................................. 48

Item 12. Security Ownership of Certain Beneficial Owners and Management..... 53

Item 13. Certain Relationships and Related Transactions..................... 54


PART IV

Item 14. Exhibits and Reports on Form 8-K. ................................. 56

Signatures.................................................................. 59

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that is based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Annual Report, the words "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 1 entitled "RISK FACTORS," among others, may impact forward-looking statements contained in this Annual Report.

PART I
ITEM 1.  BUSINESS

OVERVIEW

Active IQ Technologies, Inc. provides accounting software and eBusiness services solutions to the small to medium-sized business market, known as the "SME market." Our solutions address existing legacy applications, general business requirements and select vertical markets.

We offer traditional accounting and financial management software solutions through Red Wing Business Systems, Inc., Champion Business Systems, Inc. and FMS Marketing, Inc. (which does business as FMS/Harvest, and as of December 31, 2001, we merged FMS/Harvest with and into Red Wing), its recently-acquired and wholly-owned subsidiaries. In addition to traditional accounting and financial management software solutions, we offer eBusiness applications and software solutions as part of its "Epoxy Network." The Epoxy Network offers an Internet merchandising system called "Storefront" and a tool for managing customer information named "Account Management." Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., we also develop hosted content management solutions in selected vertical markets using Stellent's Content Management software.

Our objective is to become a leading provider of accounting software, eBusiness solutions and hosted solutions to small to medium-sized businesses (known as the "SME market"). To achieve this objective, we intend to pursue the following strategies: provide additional value-added products and services to our existing customers; acquire complimentary businesses; leverage our existing sales channels; and develop and market web-based content management solutions to selected vertical markets.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001 we reincorporated under Minnesota law. Our principal offices are located at 5720 Smetana Drive, Suite 101 Minnetonka, Minnesota 55343. Our telephone number is (952) 345-6000 and our Internet address is www.activeiq.com.


2001 CORPORATE DEVELOPMENTS

Merger with activeIQ Technologies Inc.

Until April 2001, we were engaged in the distribution of oil, gas and other refined petroleum products. On April 30, 2001, however, we completed a series of significant transactions resulting in the disposition of our historical operating assets and adoption of a business plan focused on providing business software and solutions. The primary reason we decided to exit our historical business operations was because our operations were no longer able to generate the cash flow needed to conduct our business. Historically, we had grown our business through acquisitions using either cash or our stock as consideration. As our business operations required more working capital to offset the increased price of petroleum products, we had less working capital to use toward acquisitions. Moreover, we were not able to generate sufficient interest in our stock to continue using it as attractive consideration. Our board of directors therefore determined that it was prudent to sell the operating assets since the company no longer had a means to fund the acquisitions that were central to our business development.

Accordingly, as the first step in the plan to shift our business operations, we sold all of the outstanding stock of our wholly-owned subsidiary, Meteor Enterprises, Inc., which directly or indirectly owned substantially all of our company's operating assets, to Capco Energy, Inc. At the time of the transaction, Capco was a significant shareholder of our company. In consideration for the sale of Meteor Enterprises, Capco Energy paid approximately $5.1 million consisting of $4.6 million in cash and a 9-month promissory note in the amount of $500,000, of which there remained a principal balance of approximately $290,000 as of February 28, 2002. In addition, Capco also surrendered for cancellation an aggregate of 100,833 shares of our common stock held by it.

Immediately following the sale of Meteor Enterprises to Capco Energy, we completed a merger transaction in which activeIQ Technologies Inc., a privately-held Minnesota corporation ("Old AIQ"), merged with and into our newly-created wholly-owned subsidiary, AIQ, Inc., a Minnesota corporation, in a triangular merger transaction. In consideration for the merger, the former shareholders of Old AIQ received one share of our common stock for each share of common stock of Old AIQ held, which resulted in the former Old AIQ shareholders holding approximately 50 percent of our company's outstanding shares of common stock immediately following the transaction. In addition to the shares of our common stock, each former Old AIQ shareholder also received two Class B Redeemable Warrants for every three shares of Old AIQ common stock held at the time of the merger. Each Class B Warrant grants to the holder thereof the right to purchase one share of our common stock at a price of $5.50 per share. The Class B Warrants may be redeemed by us if the closing price of our common stock averages $7.50 per share for a 10-day period. Pursuant to the merger agreement, immediately following the merger all of the directors of our company resigned and were replaced by 6 new directors, five of whom were appointed by Old AIQ and the other appointed by our company.

Old AIQ was a development stage company since its inception in April 1996 through its fiscal year ended December 31, 2000. For accounting purposes, however, Old AIQ was treated as the acquiring company. Accordingly, in this Annual Report on Form 10-K, when we discuss or refer to business and financial information relating to dates prior to the merger, we are referring to Old AIQ's business and financial information, unless otherwise indicated.

Acquisition of Red Wing Business Systems, Inc.

On June 6, 2001, we acquired all of the outstanding capital stock of Red Wing Business Systems, Inc. ("Red Wing"), based in Red Wing, Minnesota. Red Wing, which has since operated as our wholly-owned subsidiary, develops, markets and distributes accounting software applications to small to medium-sized businesses, primarily in the agricultural industry. In exchange for all of the outstanding shares of Red Wing's capital stock, we issued an aggregate of 400,000 shares of our common stock and paid at closing a total of $400,000. Pursuant to the purchase agreement, we were obligated to make three additional payments of $400,000 each to the former Red Wing shareholders on December 6, 2001, June 6, 2002 and December 6, 2002, respectively. We timely satisfied the December 6, 2001 payment.

Acquisition of Champion Business Systems, Inc.

On September 18, 2001, we acquired Champion Business Systems, Inc. ("Champion"), a Denver, Colorado-based accounting software company, in a merger transaction. Champion develops, integrates and supports accounting and business management software, focusing on small and growing businesses. As consideration for the merger, we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders; issued 299,185 shares of our common stock; and issued promissory notes in the aggregate amount of approximately $1 million. The notes are payable in equal installments on the four, eight, twelve and sixteen-month anniversaries of the merger, and to date, the first payment has been made.

Acquisition of FMS/Harvest

On October 10, 2001, we acquired all of the outstanding capital stock of FMS Marketing, Inc., a New Lennox, Illinois accounting software provider doing business as "FMS/Harvest." Like Red Wing, FMS/Harvest also serves primarily users in the agricultural and farming industries. In consideration for the purchase, we paid $300,000 in cash at closing; issued 6-month promissory notes in the total amount of $300,000; and issued 250,000 shares of our common stock. Effective December 31, 2001, we merged FMS/Harvest with and into Red Wing.

INDUSTRY BACKGROUND

Businesses today are increasingly seeking to leverage their existing information technology infrastructures and to adopt new solutions to automate and improve fundamental business processes within the organization. Legacy applications of small to medium-sized businesses need to extend the reach of their existing systems by linking customers, business partners, suppliers and employees. Historically, these advanced solutions were available only to large enterprise-class software system users.

The rapid growth of the Internet, however, has leveled the playing field in many respects. The requirements of the marketplace are driving purchasers to accounting and management solutions that provide the functionality of an enterprise Internet-capable system in a cost-effective manner.

Additionally, hosted software solutions help organizations increase productivity and customer satisfaction, which results in increased profits. Hosted content management solutions provide organizations in select vertical markets an easy-to-use, affordable tool for publishing, managing, and sharing business content via the Internet.


PRODUCTS AND SERVICES

During fiscal 2001, we offered three types of business software and solutions for small to medium-sized business market, known as the SME market: traditional business and accounting software through our Red Wing and Champion subsidiaries; eBusiness solutions through our Epoxy Network; and hosted business solutions in selected vertical markets. For fiscal 2002, however, we intend to shift the focus of our efforts on the development of our hosted solutions business.

Accounting/Business Solutions

We design, develop, market and support accounting software products through our Red Wing and Champion business units. These products address the "gap market" - companies that have outgrown inexpensive, ultra-simple "starter" accounting software but do not require the significant complexity of high-end software. These products offer a stable, secure and flexible base for growing small business users. In fiscal 2001, revenues from our accounting software solutions were approximately $2,248,061, or 82.9% of total revenues.

Our software product offering includes the following solutions:

Red Wing Products and Solutions

     o Red Wing's TurningPoint Accounting Software was specifically designed for growing small businesses that need ease of use, flexibility, and expandability. General Ledger, Accounts Payable, and Accounts Receivable modules were released in September 2001. We intend to release additional modules throughout 2002.

     o AgCHEK Accounting, also from Red Wing, is designed for production-oriented agricultural operations, especially those needing crop and livestock management information.

     o Red Wing Windows Accounting Series is modular-based accounting software.

     o Red Wing Payroll software is a stand-alone system designed for ease of use and comprehensive employee pay processing and reporting.

     o Red Wing DOS Accounting Series is a solid, historically successful software solution.

Champion's Solutions and Products

     o Champion's PROFIT GOLD is designed for small and growing businesses needing solid bookkeeping and financial management.

     o PROFIT offers full-featured accounting functionality, multi-user support and ease of use - all at an affordable price.

     o PROFIT in the Classroom is an all-inclusive accounting software package that teaches students financial and managerial accounting principles and includes features for instructors as well.

     o Champion CONTROLLER is a DOS-based product that provides all of the features a small business needs to manage finances.

FMS/Harvest Solutions and Products

     o Perception Accounting is a complete accounting software solution created especially for the unique needs of farmers.

Epoxy Network

In addition to traditional accounting solutions, we offer an eBusiness product for small to medium-sized businesses known as the "Epoxy Network." The Epoxy Network, which is offered to customers on a monthly subscription basis, includes eCommerce, Account Management, customer service and support, and trading partner connectivity. The Epoxy applications integrate with a customer's existing accounting software to quickly help get the customer online by accessing information that already exists in its accounting system. Leveraging the power of the Internet, these applications allow an organization to extend beyond the traditional "four walls" of their enterprise to integrate their operations with their customers, suppliers and partners. During the fiscal year ended December 31, 2001, revenues from Epoxy Network were $183,356, or 6.8% of our total sales.

As a result of our decision to concentrate our business development efforts on our hosted solutions business, we entered into a license agreement in March 2002 in which we licensed our Epoxy Network applications and transferred our Epoxy customers to POSitive Software Company, an unaffiliated third party.

Hosted Solutions

As a result of a December 2001 agreement with Stellent, Inc., one of our shareholders, we have an exclusive worldwide license to distribute Stellent's enterprise content management software solutions to customers on a hosted basis. With this license, we have begun developing and offering Web-based content management solutions designed to improve the efficiency of business operations within selected vertical markets. By linking an organization's customers, partners, suppliers and employees, these hosted solutions are designed to enable an organization to improve its operational efficiency and maximize the potential of its content resources. Also, by focusing on industry-specific solutions, we believe we are able to more closely meet the particular needs of potential customers in those markets. Further, we believe a hosted solutions model will be attractive to customers in specific markets who demand quicker deployment of new applications and more predictable costs with less financial risk. We realized no revenues from our hosted solutions in fiscal 2001.

In February 2002, we launched our first hosted solution offering in the real estate vertical market, called "SmartCabinet for RealEstate." SmartCabinet for Real Estate is an offering of Web-based solutions designed to allow property owners and managers to conduct their everyday business of content management via the Web. Users in this vertical market can organize their documents in e-file cabinets according to properties/buildings, tenants, transactions, etc., as they would with traditional document files. The efficiencies associated with SmartCabinet for RealEstate is intended to shorten the time to fill vacancies, shorten the length of lease negotiations, reduce document storage costs and improve landlord-tenant communications.

Through contacts we acquired as a result of our Red Wing and FMS/Harvest acquisitions, we entered a second vertical market in March 2002 with the launching of SmartCabinet for Agri Business. Farm Credit Services is a network of lenders and service providers in the agribusiness industry. The Farm Credit Services solution is designed to improve the efficiency of financial, tax, loan and insurance reporting workflow between financial institutions and their agribusiness customers.

OUR GROWTH STRATEGY

Our objective is to be a leading provider of accounting software, eBusiness and hosted solutions to small to medium-sized businesses. To achieve this objective, we intend to pursue the following strategies:

     o PROVIDE ADDITIONAL VALUE-ADDED PRODUCTS AND SERVICES TO OUR CUSTOMERS. We plan to enhance our core products to offer more value to existing and new customers by adding new business process applications and functionality. We believe there is a significant market opportunity for new and enhanced applications that can effectively automate and improve customer and supplier relationships. We expect to continue developing additional value-added products and services, principally by partnering with third parties.

     o PURSUE STRATEGIC ACQUISITIONS. An important element of our growth strategy is the acquisition and integration of complementary businesses in order to broaden product offerings, capture market share and improve profitability. We have made various acquisitions in the past and, to the extent suitable acquisition candidates, acquisition terms and financing are available, we intend to make acquisitions in the future.

     o LEVERAGING EXISTING SALES CHANNELS. Accounting software has traditionally been sold through a network of value-added resellers, or "VARs." As we access the existing sales channels through partnerships or acquisitions, an important part of our strategy is to train and support the channel to develop new customers and deliver vertical market solutions.

SALES AND MARKETING

Accounting Business Solutions

Distribution of our Red Wing software applications is managed through a reseller partner organization. The Red Wing partners are the retail distribution arm for software applications to the customers. Along with the distribution of the software, our partners provide implementation and ongoing consulting services to the customers. Red Wing supports this partner organization by providing sales leads generated by our direct marketing efforts. Red Wings marketing and internal account management staff work with our partners to customize a unique marketing plan around the partners business and geographic area.

Red Wing also continues to develop corporate distribution agreements for its vertical agriculture applications. Our corporate partners distribute our vertical applications to their existing clients and also use our software applications to provide additional services to their clients.

Hosted Solutions

Our sales strategy leverages proven methodologies that have been adapted to our unique market position. We believe we have unique competitive advantages not only in our solution but how we offer our solution to the marketplace. Our pricing and delivery model gives our customers the best of both worlds, low initial capital outlay and speed to market.

We have built our sales model to support a high volume of transactions in the shortest period of time. We will support these initiatives through a direct sales model with a phased approach.

     o Phase 1 - Four (4) direct sales representatives across the United States, one each in the East, Midwest, South, West regions. We will also take steps to establish global reseller partnerships.

     o Phase 2 - Four (4) additional sales representative each with a vertical market focus.

Our primary marketing objectives are to build awareness and continue to gain market share in select verticals. Accordingly, we will utilize a balanced mix of on and offline advertising and marketing efforts. On-line efforts will include web site, affiliate partner links, product demos and industry specific on-line advertising. Offline efforts will include industry specific tradeshows, conferences, publications and vertically specific direct mail campaigns.

INTELLECTUAL PROPERTY

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. Existing copyright laws afford us only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than other factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, when we license our products to customers, we provide source code for most of our products. We also permit customers to possibly obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States.

Our license agreements with our customers contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any material product liability claims to date, the license and support of our software for use in mission critical applications creates the risk of a claim being successfully pursued against us. Damages or injunctive relieve resulting from such a successful claim could seriously harm our business.

We also license key components of the solutions we offer from a third party. In particular, we have an exclusive worldwide license from Stellent, Inc., one of our shareholders, to sell and distribute its content management software on a Web hosted basis.

RESEARCH AND DEVELOPMENT

Since inception, we have made substantial investments in research and software product development. We believe the timely development of additional services and enhancements to existing software products and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings are essential to maintaining and increasing our competitive position in our market. The software services market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. Our total research and development expense was approximately $615,000 and $609,000 in fiscal 2001 and 2000, respectively. The Company estimates that research and development expenditures in 2002 will be approximately $400,000.

COMPETITION

The markets for our products are intensely competitive. Many of the world's largest software companies, including Microsoft Great Plains Software, Sage Software and Intuit, have developed software solutions addressing our target market. These companies are all substantially larger than we are, have greater brand recognition and substantially more financial and other resources.


EMPLOYEES

As of March 31, 2002, we employed 62 people, including employees of our subsidiaries. None of our employees are represented by a labor union and we consider our employee relations to be good.


RISK FACTORS

WE HAVE NO MEANINGFUL OPERATING HISTORY ON WHICH TO EVALUATE OUR BUSINESS OR PROSPECTS.

We were a development stage company until January 2001 when we acquired Edge Technologies. Accordingly, we do not have a significant operating history on which you can base an evaluation of our business and prospects. Our business prospects must therefore be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets, such as online commerce, using new and unproven business models. These risks include our:

     o substantial dependence on products with only limited market acceptance;

     o    need to create sales and support organizations;

     o    competition;

     o    need to manage changing operations;

     o    customer concentration;

     o    reliance on strategic relationships; and

     o    dependence on key personnel.

We also depend heavily on the growing use of the Internet for commerce and communication and on general economic conditions. Our management cannot be certain that our business strategy will be successful or that it will successfully address these risks.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the year ended December 31, 2001, we had a net loss of $9,446,808, and since our inception as Old AIQ in April 1996 through December 31, 2001, we have incurred an aggregate net loss of $12,922,239. As of December 31, 2001, we had total assets of $13,628,772. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably. Furthermore, to the extent our business strategy is successful, we must manage the transition to higher volume operations, which will require us to control overhead expenses and add necessary personnel.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITIONS WITH OUR BUSINESS PLAN AND TO SIGNIFICANTLY GROW EACH OF THESE BUSINESSES AS A PART OF OUR BUSINESS.

From June 2001 to October 2001, we acquired Red Wing Business Systems, Inc., Champion Business Systems, Inc. and FMS Marketing, Inc. and we are currently integrating those businesses and products with ours. We may incur unanticipated costs in the course of integrating these businesses. In addition, the integration of Red Wing Business Systems, Champion Business Systems and FMS Marketing with our operations involves the following risks:

     o failure to develop complementary product offerings and marketing strategies;

     o failure to maintain the customer relationships of the acquired businesses;

     o    failure to retain the key employees of the acquired businesses;

     o    failure to effectively coordinate product development efforts;

     o diversion of our management's time and attention from other aspects of our business; and

     o failure to successfully manage operations that are geographically diverse.

We cannot be sure that we will be successful in integrating and growing the businesses and products of Red Wing Business Systems, Champion Business Systems and FMS Marketing as part of our core business and products. If we are not, our business, operating results and financial condition may be materially adversely affected.

BECAUSE WE ARE DEPENDENT UPON THIRD-PARTY SYSTEMS AND STRATEGIC RELATIONSHIPS, OUR BUSINESS MAY BE HARMED IF WE DO NOT MAINTAIN THOSE RELATIONSHIPS.

We license key elements of our services from third parties, including Stellent, Inc. (f/k/a IntraNet Solutions, Inc.) from which we license, among other things, its Content Management solution. Termination of these licenses would adversely affect our business.

We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key software vendors, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, and enhance our sales, marketing and distribution capabilities. If we are unable to develop key relationships or maintain and enhance existing relationships, we may have difficulty selling our products and services.

WE WILL REQUIRE FUTURE FINANCINGS IN ORDER TO COMPLETE THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES AND TO IMPLEMENT OUR BUSINESS PLAN. THERE IS NO ASSURANCE THAT SUCH FINANCINGS WILL BE AVAILABLE ON ACCEPTABLE TERMS OR EVEN AT ALL.

Further financing will be needed in order to complete development of our products, to develop our brand and services and to otherwise implement our business plan. Product development, brand development and other aspects of Internet-related businesses are extremely expensive, and there is no precise way to predict when further financing will be needed or how much will be needed. Moreover, we cannot guarantee that the additional financing will be available when needed. If it is not available, we may be forced to discontinue our business, and your investment in our securities may be lost. If the financing is available only at a low valuation of our Company, your investment may be substantially diluted. The continued health of the market for Internet-related securities and other factors beyond our control will have a major impact on the valuation of our Company when we raise capital in the future.

Potential fluctuations in our operating results and difficulty in predicting our operating results may adversely affect the market price of our securities.

We expect our anticipated revenues and operating results to vary significantly from quarter to quarter. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to the fact that we have little or no operating history with our new and unproven technology, we may be unable to predict our future revenues or results of operations accurately.

Our current and future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenues relative to its planned expenditures could have an immediate adverse effect on our business and results of operations.

Lack of operating history and rapid growth makes it difficult for us to assess the effect of seasonality and other factors outside our control. Nevertheless, we expect our business to be subject to fluctuations, reflecting a combination of various Internet-related factors.

OUR MARKETS ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO EFFECTIVELY
COMPETE.

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition in the overall Internet, Corporate Intranet and Extranet infrastructure markets. We will experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

We compete with a number of companies to provide intelligent software-based solutions, many of which have operated services in the market for a longer period, have greater financial resources, have established marketing relationships with leading online software vendors, and have secured greater presence in distribution channels.

Our business does not depend on significant amounts of proprietary rights and, therefore, our technology does not pose a significant entry barrier to potential competitors. Additionally, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can. In addition, our current and potential competitors may bundle their products with other software or hardware, including operating systems and browsers, in a manner that may discourage users from purchasing services and products offered by us. Also, current and potential competitors have greater name recognition, more extensive customer bases that could be leveraged, and access to proprietary content. Increased competition could result in price reductions, fewer customer orders, reduced gross margins and loss of market share.


BECAUSE THE MARKETS IN WHICH WE COMPETE ARE RAPIDLY CHANGING AND HIGHLY COMPETITIVE, OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO DEVELOP AND INTRODUCE SUCCESSFUL NEW APPLICATIONS AND SERVICES IN A TIMELY MANNER.

The Internet, Corporate Intranet and Extranet infrastructure market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We may be unable to develop any products on a timely basis, or at all, and we may experience delays in releasing new products and product enhancements. Material delays in introducing new products and enhancements may cause our customers to forego purchases of our products and purchase those of our competitors.

IF WE ARE UNABLE TO DEVELOP AND GROW OUR SALES AND SUPPORT ORGANIZATIONS, OUR BUSINESS WILL NOT BE SUCCESSFUL.

We will need to create and substantially grow our direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales. Our products and services will require a sophisticated sales effort targeted at several people within our prospective customers. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners, including value added resellers. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. There is also no assurance that the pricing model relating to our Epoxy product will be accepted by our customers.

Similarly, the anticipated complexity of our products and services and the difficulty of customizing them require highly trained customer service and support personnel. We will need to hire staff for our customer service and support organization. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of the Internet.

IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH, WE MAY EXPERIENCE OPERATING INEFFICIENCIES AND HAVE DIFFICULTY MEETING THE DEMAND FOR OUR PRODUCTS.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. Rapid growth will place a significant strain on our management systems and resources. We expect that we will need to continually improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our work force. Furthermore, we expect that we will be required to manage multiple relationships with various customers and other third parties.

POTENTIAL ACQUISITIONS MAY CONSUME SIGNIFICANT RESOURCES.

We may continue to acquire businesses that we feel will complement or further our business plan. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations and products, diversion of management's attention to other business concerns, amortization of acquired intangible assets and potential loss of key employees of acquired businesses. No assurance can be given as to our ability to consummate any acquisitions or integrate successfully any operations, personnel, services or products that might be acquired in the future, and our failure to do so could have a material adverse effect on our business, financial condition and operating results.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL.

Our products and technologies are complex and we are substantially dependent upon the continued service of its existing engineering personnel. We also expect to continue to add other important personnel in the near future. The loss of any of those individuals may have a material adverse impact on our business. We intend to hire a significant number of sales, support, marketing, and research and development personnel in calendar 2002 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Further, some of these individuals may be either unable to begin or continue working for us because they may be subject to non-competition agreements with their former employers.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PROTECT OUR PROPRIETARY TECHNOLOGY.

If we are unable to protect our intellectual property, or incur significant expense in doing so, our business, operating results and financial condition may be materially adversely affected. Any steps we take to protect our intellectual property may be inadequate, time consuming and expensive. We currently have no patents, registered trademarks or service marks, or pending patent, trademark or service mark applications. Without significant patent, trademark, service mark or copyright protection, we may be vulnerable to competitors who develop functionally equivalent products and services. We may also be subject to claims that our products infringe on the intellectual property rights of others. Any such claim may have a material adverse effect on our business, operating results and financial condition.

Our success and ability to compete are substantially dependent upon our internally developed products and services, which we intend to protect through a combination of patent, copyright, trade secret and trademark law. We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. As with any knowledge-based product, we anticipate that policing unauthorized use of our products will be difficult, and we cannot be certain that the steps we intend to take to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States, will be successful. Other businesses may also independently develop substantially equivalent information.

OUR TECHNOLOGY MAY INFRINGE ON THE PROPRIETARY RIGHTS OF OTHERS.

We anticipate that software product developers will be increasingly subject to infringement claims due to growth in the number of products and competitors in our industry, and the overlap in functionality of products in different industries. We also believe that many of our competitors in the intelligent applications business have filed or intend to file patent applications covering aspects of their technology that they may claim our technology infringes. We cannot be certain that these competitors or other third parties will not make a claim of infringement against us with respect to our products and technology. Any infringement claim, regardless of its merit, could be time-consuming, expensive to defend, or require us to enter into royalty or licensing agreements. Such royalty and licensing agreements may not be available on commercially favorable terms, or at all. We are not currently involved in any intellectual property litigation.

Our products and services operate in part by making copies of material available on the Internet and other networks and making this material available to end users. This creates the potential for claims to be made against us (either directly or through contractual indemnification provisions with customers) for defamation, negligence, copyright or trademark infringement, personal injury, invasion of privacy or other legal theories based on the nature, content or copying of these materials. These claims have been brought, and sometimes successfully pressed, against online service providers in the past. Although we carry general liability insurance, that insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed.

GOVERNMENT REGULATION OF E-COMMERCE IS INCREASING AND THERE ARE MANY UNCERTAINTIES RELATING TO THE LAWS OF THE INTERNET.

Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. Recent sessions of the United States Congress have resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

ITEM 2.  PROPERTIES

As of December 31, 2001, our corporate offices were located at 601 Carlson Parkway, Suite 1550, Minnetonka, Minnesota 55305, which we occupied pursuant to a sublease agreement. We occupied approximately 6,555 square feet for a monthly sublease payment of $16,000. The sublease expired on February 28, 2002, but we extended it for one month to facilitate a move to a new location. In March 2002 we moved our corporate offices to 5720 Smetana Drive, Suite 101, Minnetonka, Minnesota 55343.

Also as of December 31, 2001, we subleased approximately 2,951 square feet in Las Vegas, Nevada for $5,164 per month ($61,968 annually). The expiration date was October 31, 2004. During January 2002, we closed down operations being provided in our Las Vegas location. In February 2002, we entered into a sub-lease and received from our sub-tenant an agreement to indemnify us against claims from our sub-landlord.

We currently lease office space in Red Wing, Minnesota (Red Wing Business Systems), Denver, Colorado (Champion Business Systems) and New Lenox, Illinois (FMS/Harvest). We plan to consolidate all operations of the accounting subsidiaries into one leased facility at Red Wing, Minnesota.

The Red Wing location is approximately 12,000 square feet. Current rentals of $6,500 per month ($78,000 annually) are required under the lease, in addition to real estate taxes and nominal charges for common area maintenance. The lease expires October 1, 2008. The landlords were former shareholders in the privately held Red Wing business and current employees of the Company.

The Denver location is approximately 11,736 square feet. Current rentals of $17,115 per month ($205,380 annually) are required under the lease, in addition to nominal charges for common area maintenance. The lease expires February 28, 2003.

The New Lenox location is approximately 2,124 square feet. Current rentals of $3,000 per month ($36,000 annually) are required under the lease, in addition to nominal charges for common area maintenance. The lease expires February 28, 2003.

We believe that our current facilities are adequate for the current level of our activities. In the event we were to require additional facilities, we believe that we could procure acceptable facilities.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 30, 2001, we held our Annual Meeting of Shareholders. As of October 2, 2001, the record date for determining the shares of our stock outstanding and entitled to vote at the meeting, there were 10,277,227 shares of Common Stock and 365,000 shares of Series B Preferred Stock issued and outstanding. A total of 7,212,268 shares were represented at the meeting. The following matters were voted:

(A) To elect six directors. All of the management's nominees for directors as listed in the proxy statement were elected with the following:

                                       Shares Voted For              Withheld
                                       ----------------              --------
     Kenneth W. Brimmer                   7,023,093                   189,175
     Ronald E. Eibensteiner               6,990,551                   221,717
     Kenneth S. Kaufman                   7,095,551                   116,717
     Steven R. Levine                     7,095,551                   116,717
     D. Bradly Olah                       7,023,093                   189,175
     Steven A. Weiss                      7,095,551                   116,717

(B) Vote to approve an amendment to Active IQ Technologies 1999 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 1,300,000 to 2,500,000 shares:

     Shares Voted For            Against            Abstain           Non-Vote
     ----------------            -------            -------           ---------
        5,128,650                307,684             30,540           1,416,580

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company's common stock trades on the Nasdaq Small Cap Market under the symbol "AIQT." Prior to May 1, 2001, our stock traded under the symbol "METR." As of March 28, 2002, the last sale price of our common stock as reported by Nasdaq was $2.10 per share. The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:

                                                        Bid
                Period                           High         Low
     Quarter Ended March 31, 2001. . . . . .     $5.50       $2.38
     Quarter Ended June 30, 2001 . . . . . .     $6.00       $3.63
     Quarter Ended September 30, 2001. . . .     $5.99       $1.75
     Quarter Ended December 31, 2001 . . . .     $4.71       $2.55

     Quarter Ended March 31, 2000. . . . . .     $3.13       $2.25
     Quarter Ended June 30, 2000 . . . . . .     $4.88       $2.25
     Quarter Ended September 30, 2000. . . .     $7.63       $4.00
     Quarter Ended December 31, 2000 . . . .     $6.25       $2.88

As of the March 25, 2002, there were approximately 670 record holders of our common stock. Based on securities position listings, we believe that there are approximately 964 beneficial holders of our common stock.

DIVIDENDS


We have paid no cash dividends on our common stock and have no present intention of paying cash dividends in the foreseeable future. Rather, we intend to retain all earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

On December 1, 2001, the Company issued to a consultant a warrant to purchase 18,000 shares of common stock. The right to purchase the shares underlying the warrant vest in four (4) installments upon completion of certain performance criteria. The exercise price for the shares is the current market price at the time the installments become vested. The warrant was issued as payment for services rendered to the Company. The Company relied upon the exemption from federal registration under Section 4(2) of the Securities Act of 1933 (the "Securities Act"), based on its belief that the issuance did not involve a public offering, the consultant was sophisticated in financial and business matters and the consultant had access to information pertaining to the Company.

On October 10, 2001, the Company completed its acquisition of FMS Marketing, Inc., an Illinois corporation doing business as "FMS/Harvest." In exchange for the sale of all of the outstanding shares of stock of FMS/Harvest, the former shareholders of FMS/Harvest received an aggregate of 250,000 shares of the Company's common stock, plus cash and notes totaling $600,000. The Company relied on the exemptions from federal registration under Section 4(2) and Rule 506 promulgated under the Securities Act, based on (i) its belief that the transaction did not involve a public offering (ii) the transaction involved fewer than 35 purchasers, and (iii) the Company had a reasonable basis to believe that all of such purchasers had sufficient knowledge and sophistication, either alone or together with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment in the Company's common stock.

In connection with the Company's acquisition of Champion Business Systems, Inc., on September 18, 2001, the Company issued an aggregate of 299,185 shares of common stock to 21 former Champion shareholders. The Company relied on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder, as it had a reasonable basis for concluding that all but four of the former Champion shareholders receiving the Company's common stock were "accredited investors," and that all of such persons had sufficient knowledge and sophistication, either alone or together with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment in the Company's common stock.

On August 30, 2001, the Company issued to a consulting company two 5-year warrants to purchase an aggregate of 21,593 shares of common stock, of which 7,636 shares were exercisable at $2.75 per share and 13,957 shares were exercisable at $5.00 per share. On September 4, 2001, the Company issued to the same consulting company an additional warrant to purchase 35,000 shares of the Company's common stock at a price of $5.00 per share. All of the warrants were issued as payment for services rendered by the consulting company. The Company relied on the exemptions from registration under Sections 4(2) and 4(6) of the Securities Act, as well as Rule 506 promulgated thereunder, as the Company had a reasonable basis for concluding that the consultant was an accredited investor and that the issuances did not involve a public offering.

On August 1, 2001, the Company issued 450,000 Class B Redeemable Warrants, each representing the right to purchase one share of common stock on or before April 30, 2006, at a price of $5.50 per share, and two 5-year warrants representing the right to purchase an aggregate of 250,000 shares of the Company's common stock at a price of $7.50 per share. The warrants were issued as payment for services rendered by a consultant. The Company relied on the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act, and Rule 506 promulgated thereunder, as the Company had a reasonable basis for concluding that the consultant was an accredited investor.

On June 15, 2001, the Company completed a private placement of 10 units, each unit consisting of 50,000 shares of common stock and a 5-year warrant to purchase 30,000 shares of common stock at a price of $5.50 per share. The units were purchased by two investors. The Company relied on the exemption from registration provided in Sections 4(2) and 4(6) and Rule 506 under the Securities Act, as the Company had a reasonable basis for concluding that the purchasers were accredited investors.

On June 6, 2001, the Company completed its acquisition of all of the outstanding capital stock of Red Wing Business Systems, Inc. In consideration for their shares of Red Wing stock, the 27 former shareholders of Red Wing received an aggregate of 400,000 shares of the Company's common stock, plus cash of $1,600,000. The Company relied on the exemptions from registration provided by
Section 4(2) and Rule 506, based on (i) the Company's belief that the transaction did not involve a public offering, (ii) the transaction involved fewer than 35 purchasers and (iii) because all of the investors were either accredited or otherwise had sufficient knowledge and sophistication, either alone or together with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment in the Company's common stock.

On April 30, 2001, the Company completed its merger with Old AIQ. Pursuant to the merger agreement, the shareholders of Old AIQ received an aggregate of 4,385,911 shares of the Company's common stock and 2,935,979 Class B Redeemable Warrants, each warrant representing the right to purchase, on or before April 30, 2006, one share of the Company's common stock at a price of $5.50 per share. As a basis for a federal exemption, the Company relied on Rule 506 under the Securities Act, as the transaction involved fewer than 35 purchasers, excluding those with respect to whom the Company reasonably believed to be accredited investors, and all of such persons had sufficient knowledge and sophistication, either alone or together with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment in the Company's common stock and the Class B Warrants.

 Upon the closing of the merger with Old AIQ, the Company issued to 6 persons warrants representing the aggregate right to purchase 1,500,000 shares of the Company's common stock, 1 million of which shares were purchasable at a price of $5.50 per share and the remaining 500,000 shares purchasable at a price of $3.00 per share. The warrants were issued as payment for financial advisory services rendered to the Company in connection with the merger. The Company relied on the exemptions from federal registration under Sections 4(2) and 4(6) of the Securities Act, as well as Rule 506 promulgated thereunder, as the Company had a reasonable basis to believe that all of the persons to whom warrants were issued were accredited investors and because the issuances did not involve a public offering. During August 2001, the $5.50 warrants were exchanged by each of the holders for 1 million of Class B Redeemable Warrants. In connection with the exchange, the Company also relied on the exemptions from registration under Sections 4(2), 4(6) and Rule 506.

On March 8, 2001, the Company completed a private placement to five accredited investors. In the offering, the Company sold approximately 123,000 units of its securities, at a price of $15 per unit, for total proceeds of $1.9 million. Each unit consisted of 5 shares of common stock and 3 common stock purchase warrants, exercisable for 5 years at a price of $5.50 per share. The Company relied on the exemptions from federal registration provided by Sections 4(2) and 4(6) and Rule 506 under the Securities Act based on its belief that the sales did not involve a public offering, the Company had a reasonable basis to conclude that all of the purchasers were accredited investors, and all of the purchasers had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. The Company used $1.1 million of the proceeds to purchase a 10 percent interest in Old AIQ and the remainder for working capital.


Pursuant to its 1999 Stock Option Plan and 2001 Employee Stock Option Plan, the Company issued to various employees options to purchase shares of common stock. All of the options were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act, based on the Company's belief that none of the issuances involved a public offering and because all of the employees to whom the options were issued had access to financial and business information concerning the Company. The table below summarizes the unregistered option grants made during 2001.

                                                                                       Vesting
                                        Exercise Price                      ------------------------------
      Grant Date        No. of Shares        ($)          Expiration Date       Date         No. of Shares
      -----------       -------------   --------------    ---------------   -----------      -------------
       05/15/01              2,000           4.70            05/15/02         05/15/01            2,000

       05/23/01              5,000           4.60            05/23/11         08/23/01            1,000
                                                                              05/23/02            1,333
                                                                              05/23/03            1,333
                                                                              05/23/04            1,334

       07/11/01              5,000           5.25            07/11/11         07/11/02            1,250
                                                                              07/11/03            1,250
                                                                              07/11/04            1,250
                                                                              07/11/05            1,250

       07/11/01              5,000           5.25            07/11/11         07/11/02            1,250
                                                                              07/11/03            1,250
                                                                              07/11/04            1,250
                                                                              07/11/05            1,250

       07/11/01             10,000           5.25            07/11/11         07/11/02            2,500
                                                                              07/11/03            2,500
                                                                              07/11/04            2,500
                                                                              07/11/05            2,500

       07/11/01             10,000           5.25            07/11/11         07/11/02            2,500
                                                                              07/11/03            2,500
                                                                              07/11/04            2,500
                                                                              07/11/05            2,500

       07/11/01             10,000           5.25            07/11/11         07/11/02            2,500
                                                                              07/11/03            2,500
                                                                              07/11/04            2,500
                                                                              07/11/05            2,500

       07/26/01            250,000           5.00            07/26/11         07/26/01           50,000
                                                                              11/27/01          200,000

       07/26/01            300,000           5.00            07/26/11         07/26/01           60,000
                                                                              05/01/02           60,000
                                                                              05/01/03           60,000
                                                                              05/01/04           60,000
                                                                              05/01/05           60,000

       07/27/01              1,000           2.75            07/27/02         07/27/01            1,000

       07/27/01             75,000           5.50            08/02/11         08/02/02           18,750
                                                                              08/02/03           18,750
                                                                              08/02/04           18,750
                                                                              08/02/05           18,750

       08/02/01            100,000           5.25            08/06/11         08/06/02           33,333
                                                                              08/06/03           33,333
                                                                              08/06/04           33,334

       08/02/01             10,000           5.25            08/02/11         08/11/02            2,500
                                                                              08/11/03            2,500
                                                                              08/11/04            2,500
                                                                              08/11/05            2,500

                                                                                       Vesting
                                        Exercise Price                      ------------------------------
      Grant Date        No. of Shares        ($)          Expiration Date       Date         No. of Shares
      -----------       -------------   --------------    ---------------   -----------      -------------

       08/29/01              4,000           5.30            08/29/11         08/29/02            1,000
                                                                              08/29/03            1,000
                                                                              08/29/04            1,000
                                                                              08/29/05            1,000

       09/01/01            350,000           5.20            09/01/11         09/01/01            9,722
                                                                              10/01/01            9,722
                                                                              11/01/01            9,722
                                                                              12/01/01            9,722
                                                                              01/01/02            9,722
                                                                              02/01/02            9,722
                                                                              03/01/02            9,722
                                                                              04/01/02            9,722
                                                                              05/01/02            9,722
                                                                              06/01/02            9,722
                                                                              07/01/02            9,722
                                                                              08/01/02            9,722
                                                                              09/01/02          116,668
                                                                              09/01/03          116,668

       09/04/01             40,000           5.01            09/04/11         09/04/02           10,000
                                                                              09/04/03           10,000
                                                                              09/04/04           10,000
                                                                              09/04/05           10,000

       09/04/01            150,000           5.01            09/04/11         09/04/02           50,000
                                                                              09/04/03           50,000
                                                                              09/04/04           50,000

       09/14/01             15,000           4.66            09/14/11         09/14/01            3,750
                                                                              09/14/02            3,750
                                                                              09/14/03            3,750
                                                                              09/14/04            3,750

       09/14/01             15,000           4.66            09/14/11         09/14/01            3,750
                                                                              09/14/02            3,750
                                                                              09/14/03            3,750
                                                                              09/14/04            3,750

       09/14/01             15,000           4.66            09/14/11         09/14/01            3,750
                                                                              09/14/02            3,750
                                                                              09/14/03            3,750
                                                                              09/14/04            3,750

       09/14/01             45,000           4.66            09/14/11         09/14/01           11,250
                                                                              09/14/02           11,250
                                                                              09/14/03           11,250
                                                                              09/14/04           11,250

       10/31/01              2,500           2.75            04/30/02         10/31/02            2,500

       10/31/01              1,250           2.75            04/30/02         10/31/02            1,250

       11/14/01             25,000           1.00            01/01/11         11/14/01           25,000

       11/27/01             60,000           1.00            12/01/06         11/27/01           60,000

       12/18/01             50,000           4.05            12/18/11         12/18/02           12,500
                                                                              12/18/03           12,500
                                                                              12/18/04           12,500
                                                                              12/18/05           12,500


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data with respect to the statement of operations data for the year ended December 31, 2001 and the balance sheet data as of December 31, 2001 are derived from the Consolidated Financial Statements of the Company that have been audited by Virchow, Krause & Company, LLP, independent auditors. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report. The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from the Consolidated Financial Statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants. The statement of operations data for the year ended December 31, 1997 and the balance sheet data as of December 31, 1997, are derived from our unaudited financial statements. We believe the unaudited financial statements include all normal recurring adjustments that we consider necessary for a fair presentation of our operating results.

STATEMENT OF OPERATIONS DATA:

(in thousands, except per share information)

                                          For the Years Ended December 31,
                                 2001       2000       1999       1998       1997
                               --------   --------   --------   --------   --------
Revenue                       $   2,711  $      --  $      --  $      --  $      --
Loss from operations             (9,525)    (2,806)      (414)       (12)        (8)
Other income (expense)               78        (34)       (48)      (132)        16
Net income (loss)             $  (9,447) $  (2,840) $    (462) $    (144)         8

Basic and diluted net income
  (loss) per common share     $   (1.15) $   (1.65) $   (1.92) $   (0.79) $    0.04
Basic and diluted weighted
  average common shares
  outstanding                     8,210      1,718        240        184        228



BALANCE SHEET DATA:

                                                 At December 31,
                                 2001       2000       1999       1998       1997
                               --------   --------   --------   --------   --------
Cash and equivalents          $   1,765  $   1,349  $     410  $      39  $      63
Total assets                     13,629      2,672        474         72        422
Total liabilities                 5,621        790        289        242        476
Shareholders' equity (deficit)    8,007      1,882        185       (170)       (54)

Common shares outstanding        10,731      3,836        374        152        228



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. See Item 8. "Consolidated Financial Statements and Supplementary Data."

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the "Special Note Regarding Forward-Looking Statements" appearing at the beginning of this Annual Report.

We are engaged in the design, development, marketing and support of accounting software and eBusiness services to the small to medium-sized business market, known as the "SME market." We provide solutions to address existing legacy applications, general business requirements and select vertical markets.


RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000.

REVENUES

Revenues were $2,710,861 for 2001 as compared to no revenue for 2000. Our revenues are as follows: Active IQ had software and miscellaneous incomes of $279,444, the Epoxy Network generated $183,356, and $2,248,061 from Red Wing, Champion and FMS/Harvest. The FMS/Harvest merger closed on October 10, 2001. During 2000, our company was in the development stage and had not yet generated any revenue.

Our ability to continue our present operations and successfully implement our expansion plans is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during the next year of operations.

COSTS AND EXPENSES

Costs of goods sold represents labor and benefit expenses, overhead allocation and material costs for the development, production and sales of software. Cost of goods sold for 2001 was $595,080. There were no costs of goods sold in 2000.

Selling, general and administrative expenses were $7,809,416 for 2001 as compared to $1,978,697 for 2000. The $5,830,719 increase in selling, general and administrative expenses was primarily due to the increased corporate overhead structure for the development of our eBusiness software and services and the costs associated with our acquisitions.

Depreciation and amortization for 2001 was $3,161,492 as compared to $112,544 for 2000. Depreciation and amortization expense of property, equipment and other intangibles was $192,075 and goodwill and other acquisition related intangible amortization expense was $2,969,417. Goodwill and other acquisition related intangible amortization represents the excess of the purchase price and related costs over the fair value of the net assets that the Company acquires through its mergers and acquisitions. Through December 31, 2001, the Company amortized acquired goodwill and other intangibles on a straight-line basis on acquisitions that occurred prior to July 1, 2001. For the year 2002 and beyond, goodwill is evaluated on a yearly basis to determine if an impairment charge is necessary.

Product development expenses for 2001 were $614,803 as compared to $609,344 for 2000. The $5,459 increase in product development expenses was due to acquisition related expenses.

During 2001, the Company closed its office located in Boston, Massachusetts. With this closure the Company booked a loss on disposal of assets of $55,194 relating to the Boston office. In order to facilitate an early release from our office lease, the furniture and fixtures located within our space were given as consideration to the landlord and written off and recorded as loss on assets.

The Company's other income and expense consists of interest income and interest expense. Interest income for 2001 was $163,834 as compared to $7,500 for 2000. This income represents interest earned on our short-term investments. The Company expects interest income to decrease in the future as cash is used to fund operations and for investments in infrastructure.

Interest expense for 2001 was $85,356 as compared to $41,974 for 2000. This $43,382 increase in expense relates primarily to the amortization of the debt discount on the 7% notes payable to the old shareholders of Red Wing, Champion and FMS. The Company expects interest expense to remain consistent over the next year.


FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999.


REVENUES

During 2000 and 1999, our company was in the development stage and had not yet generated any revenue.


COSTS AND EXPENSES

During 2000 and 1999, our company was in the development stage and had not yet generated any costs of goods.

Selling, general and administrative expenses were $1,978,697 for 2000 as compared to $393,149 for 1999. The $1,585,548 increase in selling, general and administrative expenses was primarily due to the opening of a corporate location in Minneapolis, Minnesota.

Depreciation and amortization for 2000 was $112,544 as compared to $20,833 for 1999 of property, equipment and other intangibles.

Product development expenses for 2000 were $609,344. There were no costs in 1999. The Company opened an office located in Boston, Massachusetts, and began to hire a staff of software engineers.

The Company's other income and expense consists of interest income and interest expense. Interest income for 2000 was $7,500. No interest income was earned in 1999. This income represents interest earned on our short-term investments.

Interest expense for 2000 was $41,974 as compared to $24,445 for 1999. This expense relates primarily to the $200,000 credit facility with a bank.


LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and satisfied its capital expenditure requirements primarily through the sale of its common stock in private placements and the exercise of employee stock options, in addition to the cash received from the merger and acquisition of activeIQ and Meteor. Net cash used by operating activities was $3,843,954 for 2001 as compared to net cash used by operating activities of $2,236,896 for 2000 and $292,736 for 1999.

The Company had a working capital deficit of $2,679,454 at December 31, 2001, compared to working capital of $643,505 on December 31, 2000. Cash and equivalents were $1,764,893 at December 31, 2001, representing an increase of $415,436 from the cash and equivalents of $1,349,457 at December 31, 2000. The Company's principal commitments consists of payments to the former shareholders at Red Wing Business Systems, Champion Business Systems and FMS/Harvest. The remaining notes payable to Red Wing of $800,000 (two payments of $400,000 each) are due June 2002 and December 2002. In January 2002, we paid the first payment of $250,000 to Champion and the remaining notes payable of $750,000 (three payments of $250,000 each) are due May 2002, September 2002 and January 2003. The remaining notes payable to FMS/Harvest of $300,000 are due April 2002. Although the Company has no material commitments for capital expenditures, it anticipates continued capital expenditures consistent with its anticipated growth in operations, infrastructure and personnel.

In January 2001, the Company sold 400,000 shares of common stock for net proceeds of $1,100,000 as part of the Meteor merger.

On January 16, 2001, the Company completed our merger with privately held Edge Technologies Incorporated, the creator of a fully integrated eBusiness website service called Account Wizard. The merger was accounted for under the purchase method of accounting with the operations of Edge included in our Company's financial statements as of that date. The former stockholders of Edge received $300,000 in cash and 325,000 shares of our common stock. Terms of the merger agreement required an additional cash payment and issuance of stock upon a capital raising event. With the completion of the Meteor Industries, Inc. merger on April 30, 2001, the former stockholders of Edge Technologies received the final consideration as specified in the merger agreement of 225,000 shares of our common stock on April 30, 2001, and $400,000 in cash on May 2, 2001, in settlement of the earnout provisions.

With the completion of the Meteor merger and acquisition on April 30, 2001, (less closing fees), the Company received approximately $3,537,773 in cash and a secured promissory note of $500,000 due January 30, 2002. The promissory note accrues interest at a rate of 10% per annum, compounded annually. The note is secured by a stock pledge agreement dated April 27, 2001, by SEDCO INC., pledging 1,500,000 shares of common stock of Capco Energy, Inc. We received a principal and interest payment of $250,000 on February 28, 2002, the Company extended the term of the note. The remaining principal and interest balance of approximately $295,000 is due April 15, 2002.

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

In December 2000, the Company entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. On July 30, 2001, the director delivered to the Company a cash payment in the amount of $75,000 and a two-month promissory note in the principal amount of $200,000. Interest accrues on the principal balance of the prime rate as of the date of the note. The note has been extended due to market conditions and as of December 31, 2001, remains unpaid.

On September 18, 2001, the Company completed its merger with privately held Champion Business Systems, Inc. ("Champion"), a Colorado corporation. Champion, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small to medium-sized businesses. The merger was accounted for under the purchase method of accounting with the operations of Champion included in the Company's consolidation as of that date.

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

On October 10, 2001, the Company completed its acquisition of FMS Marketing, Inc. ("FMS/Harvest"), an Illinois corporation. Pursuant to a Stock Purchase Agreement (the "Agreement"), the Company purchased all of the outstanding capital stock from the shareholders of FMS/Harvest (the "FMS Sellers"). The FMS Sellers received an aggregate of 250,000 shares of the Company's common stock and cash in the aggregate of $600,000, of which $300,000 was delivered at the closing. Under the Agreement, the Company is obligated to pay the remaining $300,000 of cash in six months of the closing date. As security for the Company's obligations to make the remaining cash payment, the Company agreed to grant a security interest in the assets of FMS/Harvest to the FMS Sellers.

The Company anticipates that it will continue to experience growth in its operating expenses for the foreseeable future and that its operating expenses will be a material use of the Company's cash resources. The Company believes that it will require further sources of liquidity to fund its operations and the Company is seeking to raise additional capital. There can be no assurance that additional capital will be available on terms acceptable to the Company or on any terms whatsoever. See Note 1 Nature of Business regarding our going concern opinion.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Statements Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company applied this new accounting standard to business combinations that occurred after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Pursuant to SFAS No. 142, the Company is not amortizing the goodwill recorded on business combinations that occurred after June 30, 2001.

Amortization expense for goodwill was $2,650,302, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. As noted, amortization will not be recorded in the future beginning with the year ending December 31, 2002.

In June 2001, the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations. During the years ended December 31, 2001, 2000 and 1999, the Company recorded charges of $0, $100,000, and $0, to impairment of long-lived assets and is included in loss on disposal of assets on the consolidated statements of operations.


CRITICAL ACCOUNTING POLICIES


Goodwill and other intangibles

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses, which amounts to $7,965,476 (or 58% of total assets), is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During the years ended December 31, 2001, 2000 and 1999, the Company did not record any impairment losses related to goodwill and other intangibles related to acquired businesses.

Long-Lived Assets

The Company's long-lived assets include property, equipment and acquired software developed. At December 31, 2001, the Company had net property and equipment and acquired software developed of $1,453,896, which represents approximately 11% of the Company's total assets. Our business acquisitions during the year ended December 31, 2001 resulted in acquired software developed to be recorded. Amortization of these costs is done on a straight-line method over the estimated useful life of two years. We continue to evaluate the recoverability of acquired software developed. The estimated fair value of these long-lived assets is dependent on the Company's future performance. In assessing for potential impairment for these long-lived assets, the Company considers future performance. If these forecasts are not met, the Company may have to record an impairment charge not previously recognized, which may be material. During the years ended December 31, 2001, 2000 and 1999, the Company recorded impairment losses related to long-lived assets of $0, $100,000 and $0, respectively.

Revenue recognition

Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" provides guidance on the application of accounting policies generally accepted in the United States of America to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on our overall interest rate exposure during the year ended December 31, 2001 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. Interest rate movements of 5% would not have a material effect on our financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

We receive Canadian funds for the sale of certain software products. A 5% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                Table of Contents

                                                                           Page
                                                                           ----
Report of Virchow, Krause & Company, LLP                                    25

Report of Arthur Andersen LLP                                               25A

Consolidated Balance Sheets as of December 31, 2001 and 2000                26

Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999                                          27

Consolidated Statements of Shareholders' Equity for the Years
  Ended December 31, 2001, 2000 and 1999                                    28

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999                                          32

Notes to Consolidated Financial Statements                                  33

                          INDEPENDENT AUDITORS' REPORT



To Stockholders and Board of Directors
Active IQ Technologies, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Active IQ Technologies, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active IQ Technologies, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2001, 2000 and 1999 and had an accumulated deficit and negative working capital at December 31, 2001. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ Virchow, Krause & Company, LLP


Minneapolis, Minnesota
March 7, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Active IQ Technologies, Inc.:

We have audited the accompanying balance sheets of Active IQ Technologies Inc. (formerly activeIQ Technologies, Inc.) (a Minnesota corporation formerly in the development stage) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Active IQ Technologies, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Arthur Andersen LLP

Minneapolis, Minnesota,
March 23, 2001



                                      25A

                 ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                    2001                  2000
                                                ------------           -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                     $  1,764,893           $ 1,349,457
  Accounts receivable, net                           284,451                    --
  Note receivable                                    500,000                    --
  Inventories                                         60,121                    --
  Prepaid expenses                                    24,985                57,285
                                                ------------           -----------
    Total current assets                           2,634,450             1,406,742

PROPERTY and EQUIPMENT, net                          520,489               549,116
ACQUIRED SOFTWARE DEVELOPED, net                     933,407                    --
PREPAID ROYALTIES                                  1,500,000               500,001
OTHER ASSETS, net                                     74,950               216,072
GOODWILL, net                                      5,916,924                    --
OTHER INTANGIBLES, net                             2,048,552                    --
                                                ------------           -----------
                                                $ 13,628,772           $ 2,671,931
                                                ============           ===========


LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank line of credit                           $         --           $    97,529
  Current portion notes payable - shareholders     2,791,521                    --
  Accounts payable                                   443,212               257,509
  Deferred revenue                                 1,481,750               306,000
  Accrued expenses                                   597,421                83,141
  Current portion of capital lease obligations            --                19,058
                                                ------------           -----------
    Total current liabilities                      5,313,904               763,237

NOTES PAYABLE
  SHAREHOLDERS AND CAPITAL LEASE OBLIGATIONS,
  less current portion                               307,551                27,158
                                                ------------           -----------
    Total liabilities                              5,621,455               790,395
                                                ------------           -----------

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
  Series B Convertible Preferred Stock,
    $1.00 par value, 365,000 shares
    authorized, issued and outstanding,
    liquidation preference of $730,000               365,000                    --
  Common stock, $.01 par value, 40,000,000
    Shares authorized; 10,731,345 and
    3,835,911 shares issued and outstanding          107,313                38,359
  Additional paid-in capital                      19,335,027             5,633,040
  Stock subscription receivable                     (200,000)             (312,500)
  Deferred compensation                             (311,701)             (172,813)
  Warrants                                         1,633,917               170,881
  Accumulated deficit                            (12,922,239)           (3,475,431)
                                                ------------           -----------
    Total shareholders' equity                     8,007,317             1,881,536
                                                ------------           -----------
                                                $ 13,628,772           $ 2,671,931
                                                ============           ===========


              See accompanying notes to consolidated financial statements

                 ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years Ended December 31,
                                            2001          2000          1999
                                         ----------    ----------    ----------
REVENUES                                 $2,710,861    $       --    $       --
                                         ----------    ----------    ----------
OPERATING EXPENSES:
 Costs of goods sold                        595,080            --            --
 Selling, general and administrative      7,809,416     1,978,697       393,149
 Depreciation and amortization            3,161,492       112,544        20,833
 Product development                        614,803       609,344            --
 Loss on disposal of assets                  55,356       105,360            --
                                         ----------    ----------    ----------
   Total operating expenses              12,236,147     2,805,945       413,982
                                         ----------    ----------    ----------
LOSS FROM OPERATIONS                     (9,525,286)   (2,805,945)     (413,982)
                                         ----------    ----------    ----------
OTHER INCOME (EXPENSE):
 Interest and dividend income               163,834         7,500            --
 Interest expense                           (85,356)      (41,974)      (24,445)
 Loss on available-for-sale securities           --            --       (23,554)
                                         ----------    ----------    ----------
   Total other income (expense)              78,478       (34,474)      (47,999)
                                         ----------    ----------    ----------
NET LOSS                                $(9,446,808)  $(2,840,419)   $ (461,981)
                                         ==========    ==========    ==========

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                         $    (1.15)   $    (1.65)   $    (1.92)
                                         ==========    ==========    ==========

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES                8,210,326     1,717,731       240,394
                                         ==========    ==========    ==========



            See accompanying notes to consolidated financial statements

                 ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                               Common                Preferred             Additional      Stock         Deferred
                                               stock                   stock                paid-in     subscription     compen-
                                               shares      Amount      shares    Amount     capital      receivable      sation
                                             ----------   ---------  ---------  --------  ------------  -------------   ----------
BALANCE, December 31, 1998                      152,000   $   1,520         --  $     --  $      1,480   $         --   $       --
  Issuance of common stock in May 1999 at
    $.75 per share in exchange for
    intellectual property                        83,333         833         --        --        61,667             --           --
  Capital contribution from shareholders
    in August 1999                                   --          --         --        --        47,180             --           --
  Issuance of common stock in August
    through September 1999 at $1.50
    per share                                    88,266         883         --        --       131,517             --           --
  Issuance of common stock in
    October 1999 for services at $1.50
    per share                                    27,027         270         --        --        40,271             --           --
  Issuance of common stock in October
    and November 1999 at $37.50
    per share                                    23,000         230         --        --       862,270       (328,750)          --
  Unrealized loss on available-for-
    sale securities                                  --          --         --        --            --             --           --
  Net loss                                           --          --         --        --            --
  Comprehensive loss                                 --          --         --        --            --             --           --
                                             ----------   ---------   --------  --------  ------------   ------------   ----------
BALANCE, December 31, 1999                      373,626       3,736         --        --     1,144,385       (328,750)          --

  Issuance of common stock in March
    2000 at $37.50 per share                      4,667          47         --        --       174,953             --           --
  Issuance of warrants to purchase common
    stock at $1.00 per share in June 2000
    in payment of legal fees                         --          --         --        --            --             --           --
  Issuance of common stock in June 2000
    at $.38 per share (net of offering
    costs of $10,000)                         1,856,634      18,567         --        --       677,545             --           --
  Repayment of stock
    subscription receivable                          --          --         --        --            --         16,250           --
  Conversion of accounts payable to
    common stock in June 2000 at
    $.38 per share                              216,216       2,162         --        --        78,919             --           --
  Issuance of options to purchase 60,000
    shares at an exercise price of $1.00
    as part of severance in June 2000                --          --         --        --        25,800             --           --
  Issuance of common stock in July 2000
    for assets at $2.50 per share               151,200       1,512         --        --       376,488             --           --
  Issuance of common stock in August through
    December 2000 at $2.75 per share
    (net of offering costs of $408,578)         956,780       9,568         --        --     2,079,050             --           --
  Issuance of common stock in September
    2000 at $2.75 per share to director         100,000       1,000         --        --       274,000             --           --
  Issuance of warrants in August 2000
    in conjunction with stockholder note
    payable                                          --          --         --        --            --             --           --
  Conversion of notes payable to common
    stock in September 2000 at $2.75
    per share                                    20,000         200         --        --        54,800             --           --
  Deferred compensation related to
    September and November 2000
    option grants                                    --          --         --        --       227,500             --     (227,500)
  Issuance of options to consultant
    exercisable at $1.00 per share in
    October 2000                                     --          --         --        --        90,000             --           --
  Issuance of common stock at $2.75 per
    share in December 2000 in payment
    of accounts payable                          29,515         295         --        --        80,871             --           --
  Issuance of common stock in December
    2000 for assets at $2.75 per share          127,273       1,272         --        --       348,729             --           --
  Deferred compensation expense                      --          --         --        --            --             --       54,687
  Net loss                                           --          --         --        --            --             --           --
                                             ----------   ---------   --------  --------  ------------   ------------   ----------
BALANCE, December 31, 2000                    3,835,911      38,359         --        --     5,633,040       (312,500)    (172,813)


                                               Common                Preferred             Additional      Stock         Deferred
                                               stock                   stock                paid-in     subscription     compen-
                                               shares      Amount      shares    Amount     capital      receivable      sation
                                             ----------   ---------  ---------  --------  ------------  -------------   ----------
  Issuance of common stock in
    January 2001 at $2.75 per share             400,000       4,000         --        --     1,096,000             --           --
  Issuance of common stock in
    January and April 2001
    for acquisition of Edge
    Technologies, Inc.                          550,000       5,500         --        --     1,507,000             --           --
  Issuance of common stock
    for merger with activeIQ
    net of $1,000,000 costs                   3,874,511      38,745    365,000   365,000     3,634,028             --           --
  Cashless exercise of warrants
    issued in June 2000                          17,976         180         --        --        22,502             --           --
  Employee and consultant stock
    option exercises from May
    through December 2001                       605,496       6,055         --        --     1,623,900             --           --
  Surrender of common stock
    at $37.50 per share, in
    exchange for cancellation
    of promissory note                           (8,334)        (83)        --        --      (312,417)       312,500           --
  Issuance of common stock
    in June 2001 for acquisition
    of Red Wing Business Systems, Inc.          400,000       4,000         --        --     1,774,000             --           --
  Issuance of common stock
    in June 2001 at $3.00 per
    share net of $82,500 costs                  500,000       5,000         --        --     1,373,500             --           --
  Issuance of common stock in
    July 2001 to a director at
    $2.75 per share pledged
    with stock subscription                     100,000       1,000         --        --       274,000       (200,000)          --
  Issuance of consulting warrants
    in August 2001, 450,000 at
    $5.50 per share, 250,000 at
    $7.50 per share                                  --          --         --        --            --             --           --
  Conversion of accounts payable
    to common stock in September
    2001 at $4.00 per share                      16,667         167         --        --        89,002             --           --
  Issuance of common stock in
    September 2001 for acquisition
    of Champion Business Systems, Inc.          299,185       2,992         --        --     1,460,023             --           --
  Conversion of accounts payable
    to warrant in August and
    September 2001                                   --          --         --        --            --             --           --
  Issuance of common stock in
    October 2001 for acquisition
    of FMS Marketing,Inc.                       250,000       2,500         --        --       752,500             --           --
  Company's re-purchase of common
    stock in December 2001                     (106,667)     (1,067)        --        --      (409,254)            --           --
  Cancellation of stock bonus
    shares in December 2001                      (3,400)        (34)        --        --            34             --           --
  Deferred compensation related
    to options granted                               --          --         --        --       817,169             --     (817,169)
  Deferred compensation
    expense                                          --          --         --        --            --             --      678,281
  Net loss                                           --          --         --        --            --             --           --
                                             ----------   ---------   --------  --------  ------------   ------------   ----------
BALANCE, December 31, 2001                   10,731,345   $ 107,313    365,000  $365,000  $ 19,335,027   $   (200,000)  $ (311,701)
                                             ==========   =========   ========  ========  ============   ============   ==========

                 ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                 Accumulated
                                                                                    other                             Compre-
                                                                  Accumulated    comprehensive                       hensive
                                                  Warrants         deficit       income (loss)         Total           loss
                                                ------------     ------------    -------------     ------------     ------------
BALANCE, December 31, 1998                      $         --     $   (173,031)    $        218     $   (169,813)    $
  Issuance of common stock in May 1999 at
    $.75 per share in exchange for
    intellectual property                                 --               --               --           62,500
  Capital contribution from shareholders in
    August 1999                                           --               --               --           47,180
  Issuance of common stock in August
    through September 1999 at $1.50
    per share                                             --               --               --          132,400
  Issuance of common stock in
    October 1999 for services at $1.50
    per share                                             --               --               --           40,541
  Issuance of common stock in October
    and November 1999 at $37.50
    per share                                             --               --               --          533,750
  Unrealized loss on available-for-
    sale securities                                       --               --             (218)            (218)            (218)
  Net loss                                                --         (461,981)              --         (461,981)        (461,981)
                                                                                                                    ------------
  Comprehensive loss                                      --               --               --               --     $   (462,199)
                                                ------------     ------------     ------------     ------------     ------------
BALANCE, December 31, 1999                                --         (635,012)              --          184,359
  Issuance of common stock in March 2000
    at $37.50 per share                                   --               --               --          175,000
  Issuance of warrants to purchase common
    stock at $1.00 per share in June 2000 in
    payment of legal fees                             22,682               --               --           22,682
  Issuance of common stock in June 2000
    at $.38 per share (net of offering costs
    of $10,000)                                           --               --               --          696,112
  Repayment of stock
    subscription receivable                               --               --               --           16,250
  Conversion of accounts payable to
    common stock in June 2000 at
    $.38 per share                                        --               --               --           81,081
  Issuance of options to purchase 60,000 shares
    at an exercise price of $1.00 as part of severance
    in June 2000                                          --               --               --           25,800
  Issuance of common stock in July 2000
    for assets at $2.50 per share                         --               --               --          378,000
  Issuance of common stock in August
    through December 2000 at $2.75
    per share (net of offering costs
    of $408,578)                                     133,949               --               --        2,222,567
  Issuance of common stock in September
    2000 at $2.75 per share to director                   --               --               --          275,000
  Issuance of warrants in August 2000 in
    conjunction with stockholder note
    payable                                           14,250               --               --           14,250
  Conversion of notes payable to common
    stock in September 2000 at $2.75
    per share                                             --               --               --           55,000
  Deferred compensation related to
    September and November 2000
    option grants                                         --               --               --               --
  Issuance of options to consultant
    exercisable at $1.00 per share in
    October 2000                                          --               --               --           90,000
  Issuance of common stock at $2.75 per
    share in December
    2000 in payment of accounts payable                   --               --               --           81,166
  Issuance of common stock in December
    2000 for assets at $2.75 per share                    --               --               --          350,001
  Deferred compensation expense                           --               --               --           54,687
  Net loss                                                --       (2,840,419)              --       (2,840,419)
                                                ------------     ------------     ------------     ------------
BALANCE, December 31, 2000                           170,881       (3,475,431)              --        1,881,536



                                                                                 Accumulated
                                                                                    other                             Compre-
                                                                  Accumulated    comprehensive                       hensive
                                                  Warrants         deficit       income (loss)         Total           loss
                                                ------------     ------------    -------------     ------------     ------------
  Issuance of common stock
    in January 2001 at
    $2.75 per share                                       --               --               --        1,100,000
  Issuance of common stock in
    January and April 2001
    for acquisition of Edge
    Technologies, Inc.                                    --               --               --        1,512,500
  Issuance of common stock
    for merger with activeIQ
    net of $1,000,000 costs                               --               --               --        4,037,773
  Cashless exercise of warrants
    issued in June 2000                              (22,682)              --               --               --
  Employee and consultant stock
    option exercises from May
    through December 2001                                 --               --               --        1,629,955
  Surrender of common stock
    at $37.50 per share, in
    exchange for cancellation
    of promissory note                                    --               --               --               --
  Issuance of common stock
    in June 2001 for acquisition
    of Red Wing Business Systems                          --               --               --        1,778,000
  Issuance of common stock
    in June 2001 at $3.00 per
    share net of $75,000 costs                       114,000               --               --        1,492,500
  Issuance of common stock in
    July 2001 to a director at
    $2.75 per share pledged
    with stock subscription                               --               --               --           75,000
  Issuance of consulting warrants
    in August 2001, 450,000 at
    $5.50 per share, 250,000 at
    $7.50 per share                                1,246,000               --               --        1,246,000
  Conversion of accounts payable
    to common stock in September
    2001 at $4.00 per share                               --               --               --           89,169
  Issuance of common stock in
    September 2001 for acquisition
    of Champion Business Systems, Inc.                    --               --               --        1,463,015
  Conversion of accounts payable
    to warrant in August and
    September 2001                                   125,718               --               --          125,718
  Issuance of common stock in
    October 2001 for acquisition
    of FMS Marketing, Inc.                                --               --               --          755,000
  Company's re-purchase of common
    stock in December 2001                                --               --               --         (410,321)
  Cancellation of stock bonus
    shares in December 2001                               --               --               --               --
  Deferred compensation related
    to options granted                                    --               --               --               --
  Deferred compensation
    expense                                               --               --               --          678,281
  Net loss                                                --       (9,446,808)                       (9,446,808)
                                                ------------     ------------     ------------     ------------
BALANCE, December 31, 2001                      $  1,633,917     $(12,922,239)    $         --     $  8,007,317
                                                ============     ============     ============     ============

See accompanying notes to consolidated financial statements

                 ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Years Ended December 31,
                                                                                       2001           2000           1999
                                                                                   -----------    -----------    -----------
OPERATING ACTIVITIES:
  Net loss                                                                         $(9,446,808)   $(2,840,419)   $  (461,981)
  Adjustments to reconcile net loss to cash
    flows from operating activities:
  Depreciation and amortization                                                      3,161,492        112,544         20,833
  Realized loss on sale of available-for-sale
    Securities                                                                              --             --         23,554
  Deferred compensation expense                                                        678,281         54,687             --
  Loss on disposal of assets                                                            55,356        105,360             --
  Issuance of warrants, options and common stock for services                        1,436,392        320,000         40,541
  Issuance of options in lieu of severance                                                  --         25,800             --
  Amortization of original issue discount                                               66,273         14,250             --
  Amortization of acquired software developed                                          187,253             --             --
  Forgiveness of note payable                                                          (63,677)            --             --
    Changes in operating assets and liabilities:
    Accounts receivable, net                                                          (164,287)            --             --
    Inventories                                                                         40,183             --             --
    Prepaid expenses                                                                    26,155         20,715             --
    Prepaid royalties                                                                       --       (150,000)            --
    Other assets                                                                       175,084       (261,028)        (4,988)
    Accounts payable                                                                    53,219        272,767         88,592
    Deferred revenue                                                                  (303,840)            --             --
    Accrued expenses                                                                   254,970         88,428            713
                                                                                   -----------    -----------    -----------
      Net cash used in operating activities                                         (3,843,954)    (2,236,896)      (292,736)
                                                                                   -----------    -----------    -----------

INVESTING ACTIVITIES:
  Proceeds from sale of available-for-sale securities                                       --             --          1,750
  Acquisition of Edge Technologies Incorporated                                       (750,711)            --             --
  Acquisition of Red Wing Business Systems, Inc. - Net of cash acquired               (421,031)            --             --
  Acquisition of Champion Business Systems, Inc. - Net of cash acquired               (501,056)            --             --
  Acquisition of FMS Marketing, Inc. - Net of cash acquired                           (311,134)            --             --
  Payments for acquired software developed                                            (189,290)            --             --
  Purchases of property and equipment                                                 (134,026)      (267,103)       (17,092)
                                                                                   -----------    -----------    -----------
     Net cash used in investing activities                                          (2,307,248)      (267,103)       (15,342)
                                                                                   -----------    -----------    -----------

FINANCING ACTIVITIES:
  Net decrease on bank line of credit                                                 (277,381)      (102,471)       (41,827)
  Payments on capital lease obligations                                                (46,216)            --             --
  Payments on long-term debt                                                          (534,672)            --             --
  Common stock repurchased                                                            (410,321)            --             --
  Cash proceeds from issuance of common stock                                        6,205,273      3,191,010        666,150
  Cash proceeds from exercise of options                                             1,629,955             --             --
  Cash proceeds from short-term shareholder note payable                                    --        355,000         55,000
                                                                                   -----------    -----------    -----------
    Net cash provided by financing activities                                        6,566,638      3,443,539        679,323
                                                                                   -----------    -----------    -----------

INCREASE IN CASH and EQUIVALENTS                                                       415,436        939,540        371,245

CASH AND EQUIVALENTS, beginning of period                                            1,349,457        409,917         38,672
                                                                                   -----------    -----------    -----------

CASH AND EQUIVALENTS, end of period                                                $ 1,764,893    $ 1,349,457    $   409,917
                                                                                   ===========    ===========    ===========




             See accompanying notes to consolidated financial statements

                 ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Active IQ Technologies, Inc. ("Active IQ" or the "Company") provides accounting software and eBusiness services solutions to the small to medium-sized business market, known as the "SME market." The Company's solutions address existing legacy applications, general business requirements and select vertical markets.

Active IQ offers traditional accounting and financial management software solutions through Red Wing Business Systems, Inc., Champion Business Systems, Inc. and FMS Marketing, Inc. (which does business as FMS/Harvestand as of December 31, 2001, we merged FMS/Harvest into Red Wing), its recently-acquired and wholly-owned subsidiaries. In addition to traditional accounting and financial management software solutions, the Company offers eBusiness applications and software solutions as part of its "Epoxy Network." The Epoxy Network offers an Internet merchandising system called "Storefront" and a tool for managing customer information named "Account Management." Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., Active IQ also develops hosted content management solutions in selected vertical markets using Stellent's Content Management software.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. (Old AIQ) and a wholly-owned subsidiary of the Company closed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company subsidiary. Immediately prior to the merger, the Company (i) sold all of its assets relating to its petroleum and gas distribution business, (ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ. In April 2001 we reincorporated under Minnesota law.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of an acquisition (see Note 2 - Business Combinations). Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ's efforts have been devoted to the development of its principal product and raising capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 21, 2001, 2000 and 1999, the Company incurred net losses of $9,446,808, $2,840,419 and $461,981, respectively. At December 31,
2001, the Company had an accumulated deficit of $12,922,239 and a negative working capital of $2,679,454. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations however, there can be no assurance that the sources will be available or available on terms favorable to the Company. Management anticipates that the impact of the actions listed below, will generate sufficient cash flows to pay current liabilities, long-term debt and fund the Company's future operations:

         - Continued reduction of operating expenses by controlling payroll and other general and administrative expenses.

         -        Solicit additional equity investment in the Company.

         - Continue to expand software services for the small to medium-sized business market and develop and offer the Company's hosted software solutions using our exclusive worldwide license agreement we entered into in December 2001 with Stellent, Inc.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Active IQ Technologies, Inc. and its wholly owned subsidiaries, Red Wing Business Systems, Inc. and Champion Business Systems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company includes as cash equivalents certificates of deposit and all other investments with maturities of three months or less when purchased which are readily convertible into known amounts of cash. The Company maintains its cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE

The Company provides an allowance for uncollectible accounts on accounts receivable. The allowance for uncollectible accounts was $55,000 and $0 at December 31, 2001 and 2000, respectively. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company extends unsecured credit to customers in the normal course of business.

INVENTORIES

Inventories consist principally of manuals for the various software modules, stocked software and shipping supplies. Inventory is recorded at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property and equipment is depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

SOFTWARE DEVELOPMENT COSTS

Effective January 1, 1999, the Company implemented Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP 98-1, expenditures for internal use software are expensed during the preliminary project stage. For the years ended December 31, 2001, 2000 and 1999, the Company expensed all initial software costs as research and development expense since they were projects during the preliminary project stage.

The Company did capitalize certain software development related to new product development, which was acquired as part of the Red Wing Business, Inc., the Champion Business Systems, Inc. and FMS Marketing, Inc. acquisitions. The Company has capitalized an additional $189,290 related to new project development during the year ended December 31, 2001, for certain developed software that has reached technological feasibility. Amortization was $187,253 and $0 for the years ended December 31, 2001 and 2000.

PREPAID ROYALTIES

The Company has a software license agreement with Stellent, Inc., a shareholder of the Company, which required advance royalty payments and certain minimum royalty fee. The prepaid royalties at December 31, 2001 of $1,500,000 relates to minimum fees required under the software license agreement that was entered into on December 28, 2001. See note 6 (related party transactions) related to prepaid royalties recorded at December 31, 2000.

GOODWILL

Goodwill recorded on the Edge Technologies and Red Wing Business Systems, Inc. business combination (see Note 2) represents the excess of acquisition costs over the fair value of identifiable net assets acquired before July 1, 2001 and is being amortized using the straight-line method over two years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If the review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the assets acquired over the remaining amortization period, the Company's carrying value of goodwill is reduced by the estimated shortfall of cash flows.

In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Impairment will be reviewed on a periodic basis based on its fair value. The Company recorded approximately $1,562,000 and $683,000 of goodwill related to the Champion Business Systems, Inc. and FMS Marketing, Inc. business combinations that occurred after June 30, 2001, respectively (see Note
2). Pursuant to SFAS No. 142, the Company is not amortizing the goodwill recorded related to these business combinations. Accumulated amortization on all goodwill was $2,650,302 and $0 at December 31, 2001 and 2000, respectively.

OTHER INTANGIBLES AND ACQUIRED SOFTWARE DEVELOPED

As noted in Note 2, the Company recorded other intangibles assets related to the Champion Business Systems, Inc. and FMS Marketing, Inc. business combinations. The intangible assets relate to customer relationships, acquired software developed and noncompete agreements. Other intangible assets are being amortized over two years on a straight line basis. Accumulated amortization at December 31, 2001 and 2000 was $308,697 and $0, respectively.

The Company does not expect to record an impairment charge based on SFAS No.
142. However, there can be no assurance that at the time the review of all intangible assets a material impairment charge will not be recorded.

AVAILABLE-FOR-SALE SECURITIES

During the year ended December 31, 1999, the Company sold certain available-for-sale securities, which consisted of publicly-traded equity securities. For purposes of determining gross realized losses, the cost of available-for-sale securities is based on specific identification. Proceeds from the sales of these securities totaled $1,750 for the year ended December 31, 1999. Gross realized losses were $23,554 for the year ended December 31, 1999.

SEGMENT REPORTING

The Company sells software in the United States within the agricultural and farm industry, providing similar products to similar customers. The software packages also possess similar pricing structures, resulting in similar long-term expected financial performance characteristics. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

REVENUE RECOGNITION AND DEFERRED REVENUE

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

The Company, through its subsidiaries of Red Wing Business Systems and Champion Business Systems, recognizes the revenues derived from software sales after all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Service revenue is recognized ratably over the term of the agreement, which is typically one year. All service revenue invoiced in excess of revenue recognized is recorded as deferred revenue. At December 31, 2001, deferred revenue was $1,481,750. See note 6 (related party transactions) related to deferred revenue recorded at December 31, 2000.

CREDIT RISK

Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base.

ADVERTISING

Advertising costs are charged to expense as incurred. Advertising costs were $258,929, $54,045 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations.

STOCK BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in Note 7. Options and warrants issued to nonemployees are recorded at fair value, as required by SFAS No. 123, using the Black Scholes model.

FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of capital lease obligations and long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be antidilutive for all periods presented. Total options and warrants outstanding at December 31, 2001 were 4,055,341 and 7,779,456, respectively, and options and warrants outstanding at December 31, 2000 were 1,268,997 and 150,694, respectively, and options and warrants outstanding at December 31, 1999 were 46,997 and 10,000, respectively.

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

DERIVATIVES

On January 1, 1999, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at fair value. As the Company does not currently engage or plan to engage in derivative or hedging activities, the adoption of SFAS No. 133 had no impact to the Company's results of operations, financial position or cash flows.

USE OF ESTIMATES

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company applied this new accounting standard to business combinations that occurred after June 30, 2001.

In June 2001, the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121. SFAS No. 144 primarily addresses significant issues relating to the implementation of SFAS No. 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company is evaluating the adoption of SFAS No. 143. During the years ended December 31, 2001, 2000 and 1999, the Company recorded charges of $0, $100,000, and $0, related to impairment of long-lived assets.

NOTE 2 - BUSINESS COMBINATIONS


PRE JULY 1, 2001 COMBINATIONS

EDGE TECHNOLOGIES, INC.

On January 16, 2001, the Company completed its merger with privately held Edge Technologies, Incorporated (Edge), the creator of a fully integrated eBusiness website service called Account Wizard, which has been subsequently branded as part of the Epoxy Network. The merger was accounted for under the purchase method of accounting with the operations of Edge included in the Company's consolidation as of that date. The former stockholders of Edge received $300,000 in cash and 325,000 shares of the Company's common stock.

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

With closing costs, the total consideration plus the fair value of the net liabilities assumed was approximately $2,264,000, consisting primarily of goodwill. The Company is amortizing the acquired goodwill on a straight-line basis over 18 months. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)


METEOR INDUSTIRES, INC.

On April 30, 2001, the Company completed its merger with Meteor Industries, Inc. Pursuant to an Agreement and Plan of Merger dated as of January 11, 2001, as amended April 27, 2001 (the Merger Agreement), by and among Meteor Industries, Inc. (Meteor), activeIQ Technologies Inc., a Minnesota corporation (AIQ) and MI Merger, Inc., Minnesota corporation and a wholly-owned subsidiary of Meteor (Merger Sub), AIQ merged with and into Merger Sub (the Merger). The surviving corporation in the Merger was renamed AIQ, Inc. In addition, pursuant to the Merger Agreement, Meteor was reincorporated under Minnesota law by merging with and into AIQ Acquisition Corp., a Minnesota corporation (the Reincorporation Merger). The surviving corporation in the Reincorporation Merger was renamed Active IQ Technologies, Inc., a Minnesota corporation. Meteor's shareholders approved both the Merger and the Reincorporation Merger on March 27, 2001, and both transactions became effective on April 30, 2001. Since Meteor had only monetary assets and no operations, the merger was accounted for as the issuance of stock by AIQ in exchange for monetary assets of Meteor.

Pursuant to the Merger Agreement, in exchange for shares of AIQ common stock, each shareholder of AIQ common stock was entitled to receive one share of Meteor's common stock (after giving effect to the reincorporation Merger). At the time of the Merger there were 4,385,911 shares of common stock of AIQ outstanding, excluding 400,000 shares held by Meteor, which were cancelled upon the effective time of the Merger. In addition to receiving shares of Meteor's common stock, each of the former AIQ shareholders was entitled to receive a warrant to purchase two shares of Meteor's common stock for every three shares of AIQ common stock held by such shareholder. The warrants, which expire on April 30, 2006, are exercisable at a price of $5.50 share upon notice to the holders thereof after the closing price of Meteor's common stock (as quoted on the Nasdaq Small Cap Market) has averaged $7.50 for 14 consecutive days. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)



RED WING BUSINESS SYSTEMS, INC.

On June 6, 2001, the Company completed its acquisition of Red Wing Business Systems, Inc. ("Red Wing"), a Minnesota corporation. Red Wing, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the "Agreement") dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing (the "Sellers"). The acquisition of Red Wing was accounted for under the purchase method of accounting.

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

With closing costs, the total consideration plus the fair value of the net liabilities assumed is approximately $4,724,000, consisting primarily of goodwill and other intangibles. The other intangibles acquired consisted of acquired software developed. The Company is amortizing the acquired goodwill and other intangibles on a straight-line basis over a two-year period. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

POST JUNE 30, 2001 COMBINATIONS


CHAMPION BUSINESS SYSTEMS, INC.

On September 18, 2001, the Company completed its merger with privately held Champion Business Systems, Inc. ("Champion"), a Colorado corporation. Champion, which operates as a wholly-owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses. The merger was accounted for under the purchase method of accounting with the operations of Champion included in the Company's consolidated financial statements as of that date.

The former shareholders of Champion are divided into two groups: Minority Shareholders and Majority Shareholders. At closing, the Majority Shareholders received an aggregate of 299,185 shares of the Company's common stock and all former Champion shareholders received their pro rata share of a $512,328 cash payment. Terms of the merger agreement required additional cash payments of $1,000,000 payable in 4 equal installments, each due on the 4, 8, 12 and 16-month anniversaries. The Company granted a security interest in the newly-acquired shares of Champion to the former Champion shareholders pursuant to a pledge agreement dated as of September 14, 2001.

With closing costs, the total consideration plus the fair value of the net liabilities assumed is approximately $3,692,000, consisting primarily of goodwill and other intangibles.

The primary reason for the acquisition of Champion was to expand the Company's software and service support customer base and business. The factors contributing to goodwill were principally based on the Company's belief that synergies would be generated through the combining of the Company's other software and service support with Champion's accounting packages. The total purchase included common stock issued of 299,185 valued at $4.89 per share, the average of the closing bid and ask price for the Company's common stock 10 trading days before September 18, 2001 (the effective date of the acquisition of Champion). In addition, the Company did not issue any options or warrants in conjunction with the Champion acquisition.

The Company recorded goodwill and other intangibles allocated to customer relationships, non-compete agreements and acquired software developed of $1,318,700, $200,000 and $495,000, respectively. Other intangibles are being amortized on a straight-line basis over a two-year period and goodwill related to this acquisition has not been amortized (See Note 1). The amount allocated to goodwill is expected to be deductible for tax purposes. (See table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination).

FMS MARKETING, INC.

On October 10, 2001, the Company acquired all of the outstanding capital stock of FMS Marketing, Inc., a New Lennox, Illinois accounting software provider doing business as "FMS/Harvest." Like Red Wing, FMS/Harvest also serves primarily users in the agricultural and farming industries. In consideration for the purchase, the Company paid approximately $300,000 in cash at closing; issued 6-month promissory notes in the total amount of $300,000; and issued 250,000 shares of the Company's common stock. The common stock was valued at $3.02 per share, the average of the closing bid and ask price for the Company's common stock 10 trading days before October 10, 2001 (the effective date of acquisition). The primary reason for the acquisition of FMS/Harvest was to continue expanding the Company's software and service support customer base and business. The factors contributing to goodwill were principally based on the Company's belief that synergies would be generated through the combining of the Company's other software and service support with FMS/Harvest's accounting packages.

The Company recorded approximately $694,000 as goodwill and approximately $418,000 and $420,000 as other intangibles allocated to customer relationships and non-compete agreements, respectively. Other intangibles are being amortized on a straight-line basis over a two-year period and goodwill related to this acquisition has not been amortized (See Note 1). The amount allocated to goodwill is expected to be deductible for tax purposes. (See table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

Effective December 31, 2001, the Company merged FMS/Harvest with and into Red Wing.

Following are condensed balance sheets summarizing the amounts assigned to the assets acquired and liabilities assumed at the various dates of acquisition:

                                     Edge         Meteor       Red Wing      Champion    FMS/Harvest
                                 -----------   -----------   -----------   -----------   -----------
Current assets                   $         0   $ 3,538,000   $   171,000   $    91,000   $    11,000
Property and equipment                     0             0        58,000        25,000         2,000
Note receivable                            0       500,000             0             0             0
Acquired software developed                0             0       436,000       495,000             0
Goodwill                           2,264,000             0     4,059,000     1,562,000       694,000
Other intangible assets                    0             0             0     1,519,000       838,000
                                 -----------   -----------   -----------   -----------   -----------
  Total assets                   $ 2,264,000   $ 4,038,000   $ 4,724,000   $ 3,692,000   $ 1,545,000
                                 ===========   ===========   ============  ===========   ===========

Current liabilities              $         0   $         0   $ 1,257,000   $   709,000   $   136,000
Note payable - former
  shareholders                             0             0     1,122,000       956,000       290,000
Due to Active IQ Technologies,
  Inc.                             2,264,000             0     2,200,000     1,964,000     1,066,000
Long-term debt                             0             0       145,000        63,000        53,000
Shareholders' equity                       0     4,038,000             0             0             0
                                 -----------   -----------   -----------   -----------   -----------
  Total liabilities and
    shareholders' equity         $ 2,264,000   $ 4,038,000   $ 4,724,000   $ 3,692,000   $ 1,545,000
                                 ===========   ===========   ===========   ===========   ===========

The accompanying unaudited pro forma condensed results of operations for the years ended December 31, 2001 and 2000, give effect to the acquisitions of Meteor, Edge, Red Wing, Champion, and FMS/Harvest as if such transactions had occurred on January 1, 2000.

The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations:

Pro Forma for the year            Years Ended December 31,

                                      2001           2000
Revenues                          $ 5,382,906    $ 4,956,704
Loss from operations               (9,491,914)    (3,801,212)
                                   ----------     ----------
Net loss                          $(9,413,688)   $(3,911,617)
                                   ==========     ==========
Basic and diluted net loss
  per common share                $     ( .93)   $     ( .55)
                                   ==========     ==========

NOTE 3 - NOTE RECEIVABLE

Based on the Meteor Industries, Inc. merger which occurred on April 30, 2001 the Company entered into a note receivable in the amount of $500,000. The note is due April 15, 2002. The note receivable accrues interest at 10% per annum. The note is secured by a stock pledge dated April 27, 2001 pledging 1,500,000 shares of common stock of Capco Energy, Inc.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        December 31,
                                                    2001             2000
                                                  --------         --------
Computer equipment                               $ 312,653        $ 158,928
Furniture and equipment                             69,122           82,741
Software                                           393,056          383,128
Leasehold improvements                               6,701            4,427
Less-accumulated depreciation and amortization    (261,043)         (80,108)
                                                 ---------        ---------
Net property and equipment                       $ 520,489        $ 549,116
                                                 =========        =========

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $192,075, $81,294 and $0, respectively.

NOTE 5 - DEBT

NOTES PAYABLE - SHAREHOLDERS

Notes payable consist of the following:

                                                            December 31,
                                                         2001            2000
                                                     -----------     ----------
Notes Payable (a)                                    $    65,370     $       --
Notes Payable - former Red Wing shareholders (b)         759,879             --
Notes Payable - former Champion shareholders (c)         978,424             --
Notes Payable - former FMS/Harvest shareholders (d)      295,399             --
Note Payable - Stellent, Inc. (e)                      1,000,000             --
                                                     -----------     ----------
                                                       3,099,072             --

Less: current portion                                 (2,791,521)            --
                                                     -----------     ----------
Long-term debt, net of current portion               $   307,551     $       --
                                                     ===========     ==========

(a) Two investors in Red Wing receive monthly principal and interest payments, ranging from 7% to 8 1/2%. The investors are current employees at Red Wing. Note balances as of December 31, 2001 were $13,074 and $52,296. The $13,074 note is due monthly principal and interest payments of $317 through December 2005 and the $52,296 is due monthly principal and interest payments of $1,267 through December 2005.

(b) Pursuant to a Stock Purchase Agreement dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing. Under the Agreement, the Company is obligated to pay the remaining $800,000 of cash in two future payments of $400,000 due June 2002 and December 2002. The balance of the note is presented net of debt discount of 7% and is secured by a pledge of common stock.

(c) Pursuant to the terms of the merger agreement dated August 30, 2001, the Company is obligated to pay the remaining $1,000,000 in four future payments of $250,000 due on the 4, 8, 12 and 16-month anniversaries of the closing date. The balance of the note is presented net of debt discount of 7% and is secured by a pledge of common stock.

(d) Pursuant to the terms of the merger agreement dated October 10, 2001, the Company is obligated to pay the remaining $300,000 on April 10, 2002. The balance of the note is presented net of debt discount of 7% and is unsecured.

(e) The Company entered in an application service provider (ASP) software license agreement in December 2001, with Stellent, Inc. a shareholder of the Company. The ASP agreement provides the Company with a three year worldwide exclusive license to be the hosted solution for Stellent's Content Management software. Pursuant to the software license agreement, the Company agreed to pay Stellent a royalty of 20% of net receipts, as defined in the license agreement, or $500 per month per customer, whichever is greater, with an aggregate minimum royalty payment of $2,000,000. The minimum royalty is payable as follows: a credit of $500,000 for existing prepaid royalties, a payment of $500,000 which was paid in December 2001 and $500,000 on each September 30, 2002 and December 15, 2002.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into various non-cancelable leases for land, buildings and equipment with terms ranging from 3 to 8 years. Under most leasing arrangements the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Total rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999, was $400,635, $55,913, and $6,596.

Minimum future obligations on leases in effect at December 31, 2001, are approximately as follows:

                      2002                  $  409,600
                      2003                     131,200
                      2004                      89,000
                      2005                      80,000
                      2006                      78,000
                      Thereafter               136,500
                                              --------
                          Total              $ 924,300
                                              ========

BANK LINE OF CREDIT

The Company had a $200,000 revolving line of credit with a bank which expired in May 2000. Outstanding borrowings were $97,529 at December 31, 2000. The Company paid off this line of credit during 2001.

CAPITAL LEASES

The Company leased certain office equipment and furniture under capital lease obligations. Payments were $3,068 per month. The liability outstanding at December 31, 2000 was $46,216. The Company paid off these capital lease obligations during 2001.

EMPLOYMENT AGREEMENTS

The Company has an employment dated May 1, 2001 with Mr. Brimmer. In addition to his annual salary of $125,000, Mr. Brimmer was entitled to an annual bonus of up to 75 percent of his salary upon the achievement of certain corporate objectives and a $250,000 bonus when the Company raised an aggregate of $12 million in equity financings, which was reached in the fourth quarter of fiscal 2001. Approximately $12.7 million has been raised to date. Mr. Brimmer was also awarded an option to purchase up to 250,000 shares of Company common stock at a price of $5.00 per share, which option was to vest in equal installments over four years.

Pursuant to an agreement dated November 27, 2001, and in accordance with Mr. Brimmer's Employment Agreement, the Company paid $250,000 to Brimmer Company, LLC in satisfaction of the bonus owed to Mr. Brimmer for achieving equity financings of at least $12 million. Although Mr. Brimmer resigned from his positions as Chief Executive Officer and Chief Financial Officer as of December 1, 2001, he agreed to remain as Chairman of the Board of Directors for the remainder of his term and to provide certain consulting services to the Company as requested. In connection with the termination, Mr. Brimmer agreed to waive any severance or any other payments under the remaining term of the Agreement. The Company agreed to immediate vesting of his existing options and to permit exercise of those options until December 1, 2006. In connection with the $250,000 payment to Brimmer Company, the Company recorded an expense of $250,000 in 2001. The Company also recorded aggregate expenses of $343,500 in connection with the agreement to immediately vest Mr. Brimmer's options and permit the exercise of such options until December 1, 2006 pursuant to APB Opinion No. 25 and related interpretations.

The Company has an employment agreement dated May 1, 2001 with Mr. Olah, which was amended in January 2002. Pursuant to the terms of the agreement, Mr. Olah is entitled to an annual salary of $200,000 and is eligible for an annual bonus of up to 100 percent of his salary upon the achievement of certain corporate objectives. Mr. Olah was also awarded an option to purchase up to 300,000 shares of common stock at a price of $5.00 per share, which option vests in equal installments over four years.

RELATED-PARTY TRANSACTIONS

In July 2000, the Company acquired software and related maintenance from Stellent, Inc. (formerly IntraNet Solutions, Inc.), a shareholder of the Company, for 151,200 shares of common stock, valued at $2.50 per share, as consideration.

On August 25, 2000, the Company received $300,000 from Stellent in connection with a bridge loan transaction with interest accruing at the rate of 8 percent per annum. The Company also issued a warrant to Stellent for the purchase of 20,000 shares of common stock at a price of $2.75 per share.

In December 2000, the Company entered into a series of agreements with Stellent, including a reseller arrangement which allows the Company to sell Stellent's products. In connection with this transaction, the Company paid Stellent $150,000 in cash and issued 127,273 shares of common stock (valued at $2.75 per share) as consideration of a non-refundable, prepaid minimum royalty. This total amount of $500,001 is recorded as prepaid royalty in the accompanying consolidated balance sheet at December 31, 2000.

Also in December 2000, the Company signed an agreement with Stellent to exchange the Company's $300,000 promissory note and $6,000 of accrued interest for an advance on fees payable upon the resale of the Company's products. Accordingly, such amounts have been recorded as deferred revenue in the accompanying consolidated balance sheet at December 31, 2000.

Pursuant to an intellectual property purchase agreement dated April 27, 2001 between the Company and Stellent, the Company sold to Stellent our "Content Categorizer" product for $706,000. The Company received $400,000 in cash and the satisfaction of the $306,000 deferred revenue (discussed above). In connection with this agreement the Company netted the prepaid royalty against the sale transaction since the Company's management decided to terminate all selling efforts of the Xpedio software. The $500,000 asset write-off was recorded as a reduction of revenue since both transactions occurred simultaneously and were with a related party (Stellent).

Pursuant to an Application Service Provider Software License Agreement dated December 28, 2001 (the "License Agreement"), between Stellent and the Company, Stellent has provided the Company with a 3-year worldwide exclusive license, subject to some exceptions, to become the hosted solution for Stellent's Content Management software. Pursuant to the License Agreement, the Company agreed to pay Stellent a royalty of 20 percent of net receipts or $500 per month per customer, whichever is greater, with an aggregate minimum royalty payment of $2,000,000. The minimum royalty will be satisfied as follows: a credit of $500,000 for existing prepaid royalties and 3 payments of $500,000 each, one of which was paid upon execution of the License Agreement, and the other two of which are to be paid on September 30, 2002 and December 15, 2002, respectively. The License Agreement is more fully described in the Company's Current Report on Form 8-K dated December 28, 2001 and filed with the SEC on January 4, 2002.

NOTE 7 - SHAREHOLDERS' EQUITY


STOCK SPLITS

In May 1999, the Company declared a 1,140-for-1 stock split. In June 2000, the Company declared a 1-for-15 reverse stock split. The stock splits have been retroactively reflected in the accompanying consolidated financial statements.


COMMON STOCK ISSUANCES

In May 1999, the Company issued 83,333 shares of common stock valued at $0.75 per share in exchange for intellectual property. The intellectual property was recorded in other assets in the accompanying consolidated balance sheet and was fully amortized at December 31, 2001.

During August through September 1999, the Company sold 88,266 shares of common stock through a private placement, resulting in $132,400 of net proceeds. During November 1999 and March 2000, the Company sold an additional 14,667 and 4,667 shares of common stock, resulting in net proceeds of $533,750 and $175,000, respectively.

In June 2000, the Company conducted a rights offering whereby existing shareholders purchased 1,856,634 shares of common stock for net proceeds of $712,362.

During August through December 2000, the Company sold 956,780 shares of common stock in a private placement for net proceeds of $2,222,567.

Meteor transaction

As part of the merger with Meteor, the Company issued 3,874,511 shares of common stock and 365,000 shares of $1.00 Series Convertible B Preferred Stock as well as 365,000 Series B Preferred Warrants exercisable at $2.50 per share. There were also 4,483,101 Class B Warrants issued at an exercise price of $5.50 per share as part of the transaction exercisable through April 30, 2006. Additionally, the Company carried over 2,047,935 options to purchase common stock exercisable at $2.50 to $5.25 per share from Meteor as well as 690,000 warrants exercisable at $7.15 per share through May 31, 2002.

During January 2001, the Company sold 400,000 shares of common stock at $2.75 per share to Meteor.

The Company issued 550,000 shares of common stock in January and April 2001 to the former shareholders of Edge Technologies, Incorporated as part of the completion of the merger (see Note 2).

In June 2001, the Company issued 400,000 shares of common stock valued at $4.45 per share as part of the purchase of Red Wing (see Note 2).

In June 2001, the Company sold 500,000 shares of its common stock at $3.00 per share in a private placement. The private placement resulted in net proceeds of approximately $1.5 million.

In September 2001, the Company issued 299,185 shares of common stock valued at $4.89 per share as part of the purchase of Champion (see Note 2).

In October 2001, the Company issued 250,000 shares of common stock valued at $3.02 per share as part of the purchase of FMS Marketing, Inc. (see Note 2).

During the year ended December 31, 2001, the Company received proceeds of $1,629,955 from the exercise of 605,496 options.

Other Option grants

During the year ended December 31, 2001, the Company granted 2,384,559 options to purchase common stock at prices ranging from $2.75 to $5.50 per share in addition to those options carried over from the Meteor merger. All options were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant with the exception of the following grants for which deferred compensation was recorded:

In March 2001, an employee was granted options to purchase 25,000 shares of common stock at $1.00 per share at a time when the fair value of the Company's common stock was $2.75 per share. Deferred compensation of $43,750 was established and is being expensed over the vesting period of the options.

In April 2001, one employee was granted options to purchase 40,000 options to purchase common stock at $1.00 per share and another was granted options to purchase 100,000 options at $2.00 per share at a time when the fair value of the Company's common stock was $2.75 per share. Deferred compensation of $145,000 was established and is being expensed over the vesting period of the options.

In July 2001, 550,000 options were granted to two of the Company's executives with an exercise price of $5.00 per share when the fair market value of common stock was $5.87. Deferred compensation of $478,500 was established and is being expensed over the vesting period of the options.

Deferred compensation was reversed by $35,000 in the year ended December 31, 2001 for prior deferred compensation established related to employees that left the Company as their options were cancelled prior to exercise.

In October 2001 and November 2001, 28,750 options relating to three terminated employees were granted at an exercise price of $2.75 with immediate vesting. Deferred compensation of $19,750 was recorded.

Compensation of the options relating to the resignation of Mr. Brimmer in November 2001, was recorded (see Note 6).

With the resignation of two members of our board of directors in November and December 2001, 33,000 options were immediately vested at an exercise price of $1.00 and compensation expense of $29,040 was recorded.

The total amount of compensation expense recorded for the year ended December 31, 2001 and 2000 was $678,281 and $54,687, respectively. Following is a roll forward of the deferred compensation account:

         Balance at December 31, 1999                $       0
         Additions                                     227,500
         Terminations                                        0
         Compensation expense                          (54,687)
                                                     ---------
         Balance at December 31, 2000                $ 172,813
         Additions                                     817,169
         Compensation expense                         (678,281)
                                                     ---------
         Balance at December 31, 2001                  311,701
                                                     =========

Other Warrant Grants

During June 2001 the Company issued 300,000 warrants to purchase common stock at $5.50 per share in conjunction with the private placement of common stock. The stock was sold in units of 50,000 shares with attached warrants to purchase 30,000 shares of common stock. The Company assigned $114,000 of the purchase price to warrants using the Black-Scholes pricing model.

The Company also issued warrants totaling 450,000 with an exercise price of $5.50 per share and 250,000 with an exercise price of $7.50 per share exercisable through April 30, 2006 and August 1, 2006, respectively.

The Company also issued 7,636 and 48,957 warrants to purchase common stock at $2.75 and $5.00, respectively, to a vendor in exchange for service completed. The warrants were valued at $125,718 using the Black-Scholes pricing model.

The Company also recorded an expense of $1,246,000 related to the warrants issued to a non-employee using the Black-Scholes pricing model.

For warrants issued to non-employees in exchange for services, the Company accounts for such warrants in accordance with Emerging Issue Task Force (EITF) Issue No. 96-18. The Company values the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services are more reliably measurable.

The following assumptions were used to value the fair value of options and warrants given for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 4 to 6%, expected life equal to the contractual life of five years and volatility of 20 to 130%.

Information regarding the Company's warrants is summarized below:

                                                                            WEIGHTED AVG.          RANGE OF
                                                           NUMBER           EXERCISE PRICE      EXERCISE PRICE
                                                       ----------------    -----------------   -----------------
Outstanding at December 31, 1998
    Granted                                                  10,000             $60.00                $60.00
    Cancelled or expired                                          0               0.00                  0.00
    Exercised                                                     0               0.00                  0.00
                                                       ------------        -----------         -------------
Outstanding at December 31, 1999                             10,000              60.00                 60.00
    Granted                                                 140,694               3.04            1.00-37.50
    Cancelled or expired                                          0               0.00                  0.00
    Exercised                                                     0               0.00                  0.00
                                                       ------------        -----------         -------------
Outstanding at December 31, 2000                            150,694              $3.24          $1.00-$60.00
    Granted-including warrants previously
      issued by Meteor before the merger                  7,726,122               5.32           2.50-  7.50
    Cancelled or expired                                     74,678               3.81           1.00- 37.50
    Exercised                                                22,682               1.00                  1.00
                                                       ------------        -----------         -------------
Outstanding at December 31, 2001                          7,779,456              $5.28          $1.00-$60.00
                                                       ============        ===========         =============
Warrants exercisable at December 31, 2001                 7,779,456              $5.28          $1.00-$60.00
                                                       ============        ===========         =============


The weighted average fair value of warrants granted was $0 in 1999 as the warrants' exercise price significantly exceeded fair value, $1.21 in 2000 and $1.41 in 2001.


SERIES B CONVERTIBLE PREFERRED STOCK

Part of the monetary assets acquired with Meteor, were 365,000 shares of convertible preferred stock. Meteor issued these shares in June 2000. Each share was: (1) not entitled to dividends, (2) entitled to a liquidation preference of $2.00 per share, (3) entitled to one vote, (4) not redeemable, and (5) convertible. Holders of the Series B Convertible Preferred Stock had the right to convert all or a portion of their shares into units, each unit consisting of one share of Common Stock and one warrant to purchase Common Stock. The warrants to be issued as part of the units upon conversion were to be in a form determined by the Board of Directors and were to be exercisable until May 15, 2005, at an exercise price of $2.50 per share. All 365,000 shares of the Series B Convertible Preferred Stock was converted in February 2002.

STOCK SUBSCRIPTION RECEIVABLE

In December 2000, the Company entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. On July 30, 2001, the director delivered to the Company a cash payment in the amount of $75,000 and a two-month promissory note in the principal amount of $200,000. Interest accrues on the principal balance of the prime rate as of the date of the note. The note has been extended and as of December 31, 2001, remains unpaid.

During the year ended December 31, 2001, the stock subscription receivable in the amount of $312,500 that was outstanding at December 31, 2000 was cancelled and the common shares were surrendered.


STOCK OPTION PLANS

The Company has five stock option plans. The Company has the 1994 Stock Option Plan and the 1998 Incentive Equity Plan. With the completion of the activeIQ merger, the Company adopted the activeIQ 1999 Stock Option Plan and the activeIQ 2000 Director Stock Option Plan. At a regular meeting of the board of directors on July 20, 2001, the Company approved and adopted the 2001 Non-Executive Stock Option Plan. As of December 31, 2001, an aggregate of 6,450,000 shares of the Company's common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period of approximately 3 years and expire 10 years from the date of grant.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company accounts for its stock option plan in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation expense is recognized if the exercise price of the employee stock option or warrant equals the market price on the grant date. The Company recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $678,281, $54,687 and $0, for the years ended December 31, 2001, 2000 and 1999, respectively. The Company recorded expense related to warrants issued to non-employees in accordance with SFAS No. 123 in the amount of $1,371,718, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, the Company's results would have been as follows:


                                                Years ended December 31,
                                      -----------------------------------------
                                           2001           2000          1999
Net loss:
   As reported                        $ (9,446,808)   $(2,840,419)   $(461,981)
   Pro forma                           (13,062,595)    (2,968,959)    (475,480)

Basic and diluted net loss per share:
   As reported                               (1.15)         (1.65)       (1.92)
   Pro forma                                 (1.59)         (1.73)       (1.98)

Information regarding the Company's stock options is summarized below:


                                                                      Weighted
                                                                       Average
                                                        Number of     Exercise
                                                         Options       Price
                                                       ----------     --------
Options outstanding - December 31, 1998                        --           --
  Granted                                                  46,997        29.52
  Canceled or expired                                          --           --
  Exercised                                                    --           --
                                                       ----------     --------
Options outstanding - December 31, 1999                    46,997     $  29.52
  Granted                                               1,277,000         1.34
  Canceled or expired                                     (55,000)       14.27
  Exercised                                                    --           --
                                                       ----------     --------
Options outstanding - December 31, 2000                 1,268,997     $   2.07
  Grants related to Meteor merger                       2,047,935         3.32
  Granted                                               2,384,559         4.16
  Canceled or expired                                  (1,004,805)        2.65
  Exercised                                              (641,345)        2.79
                                                       ----------     --------
Options outstanding - December 31, 2001                 4,055,341     $   3.57
                                                       ==========     ========
Options exercisable - December 31, 2001                 2,625,679     $   3.10
                                                       ==========     ========
Weighted average fair value of options
  granted during the year ended December 31, 2001                     $   4.21
                                                                      ========

Weighted average fair value of options
  granted during the year ended December 31, 2000                     $   0.31
                                                                      ========

Weighted average fair value of options
  granted during the year ended December 31, 1999                     $   1.15
                                                                      ========


Options outstanding under the plans as of December 31, 2001, have exercise prices ranging from $1.00 per share to $37.50 per share and a weighted average remaining contractual life of 6.5 years.


The following information summarizes information about stock options outstanding at December 31, 2001:

                      Options Outstanding              Options Exercisable
            -------------------------------------    -----------------------
            Weighted
            Average      Weighted        Weighted                   Weighted
Range of    Number       Remaining       Average                    Average
Exercise    Out-         Contractual     Exercise    Number         Exercise
Prices      standing     Life            Price       Exercisable    Price
---------   ----------   ------------    --------    -----------    --------

$1.00 to
    $2.87    1,690,115      6.1 years    $   2.03      1,419,565    $   2.03

$3.00 to
    $5.50    2,348,225      7.1 years    $   4.54      1,189,113    $   4.10

$15.00 to
   $37.50       17,001      2.7 years    $  22.06         17,001    $  22.06
---------   ----------   ------------    --------    -----------    --------
$1.00 to
   $37.50    4,055,341      6.5 years    $   3.57      2,625,679    $   3.10


In determining the compensation cost of the options granted during fiscal 2001, 2000, and 1999, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

                                                 December 31,

                                         2001          2000          1999
                                       --------      --------      --------
Risk free interest rate                      5%          6.1%          6.1%
Expected life of options granted       10 years       5 years       5 years
Expected volatility range                130.0%            0%            0%
Expected dividend yield                      0%            0%            0%


NOTE 8 - INCOME TAXES

The Company has generated net operating losses of approximately $9,175,000 which, if not used, will begin to expire in 2019. These net operating losses may currently be limited due to past changes in ownership of the Company. Future changes in the ownership of the Company may place limitations on the use of these net operating loss carryforwards.

The benefit from income taxes consists of the following:

                                              Year Ended December 31,

                                          2001          2000          1999
                                        --------      --------      --------
Current income tax expense             $      --     $      --     $      --
Deferred income tax benefit                   --            --            --
                                       ---------     ---------     ---------
  Total benefit from income taxes      $      --     $      --     $      --
                                       =========     =========     =========


The Company's deferred tax assets are as follows:

                                                      December 31,

                                                 2001              2000
                                              ----------        ----------
Net operating loss carryforwards             $ 3,760,000       $ 1,100,000
Property and equipment basis difference        1,217,000             9,000
Less:  valuation allowance                    (4,977,000)       (1,109,000)
                                             -----------       -----------
  Net deferred tax asset                     $        --       $        --
                                             ===========       ===========


Reconciliation between the statutory rate and the effective tax rate for the fiscal years is as follows:

                                                   December 31,

                                           2001        2000        1999
                                         -------     -------     -------
Federal statutory tax rate               (35.0%)     (35.0%)     (35.0%)
State taxes, net of federal benefit       (6.0%)      (6.0%)      (6.0%)
Change in valuation allowance             41.0%       41.0%       41.0%
                                         -------     -------     -------
    Effective tax rate                     0.0%        0.0%        0.0%
                                         =======     =======     =======

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                For the Years Ended December 31,
                                                  2001        2000        1999
                                               ----------  ----------  ----------
  Cash paid for interest                       $   19,083  $   37,517  $   24,445
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of warrants in payment
    of legal fees and accounts payable            175,718      22,682          --
  Issuance of stock in payment
    of accounts payable                                --     162,247          --
  Conversion of notes payable
    to common stock                                    --      55,000          --
  Issuance of common stock
    for equipment                                      --     378,000          --
  Issuance of common stock
    for license fees                                   --     350,001          --
  Conversion of notes payable
    on advance on product purchases                    --     306,000          --
  Issuance of common stock
    in exchange for intellectual property              --          --      62,500
  Issuance of common stock
    to director                                        --     225,000          --
  Issuance of common stock with
    non-recourse note receivable                  200,000          --     312,500
  Acquisition of certain assets and
    goodwill recorded and assumption
    of certain liabilities on Edge
    Technologies, Incorporated merger           1,512,500          --          --
  Issuance of note receivable in
    connection with the Meteor merger             500,000          --          --
  Surrender of common stock
    on stock subscription receivable canceled     312,500          --          --
  Acquisition of certain assets and
    goodwill recorded and assumption
    of certain liabilities on Red Wing
    Business Systems, Inc. acquisition          4,302,430          --          --
  Acquisition of certain assets and
    goodwill recorded and assumption
    of certain liabilities on Champion
    Business Systems, Inc. acquisition          3,191,375          --          --
  Acquisition of certain assets and
    goodwill recorded and assumption
    of certain liabilities on FMS
    Marketing, Inc. acquisition                 1,234,594          --          --
  Prepaid royalties financed with
    note payable shareholder                    1,000,000          --          --


NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

On March 29, 2002 the Company paid to Stellent, Inc. $950,000 for the balance due on the note payable pertaining to our license agreement. In consideration of the early payment, the Company received a discount of five percent, or $50,000.

On March 29, 2002, the Company borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly-owned by Mr. Mills who currently is one of the Company's director. The loan is evidenced by a 90-day promissory note and accrues interest at the rate of 7 percent per annum. The Company used the proceeds of the loan to pay the remaining balance it owed to Stellent pursuant to the December 2001 License Agreement. In connection with the loan, the Company also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share.

NOTE 11 - Quarterly Data (UNAUDITED)

The following is the unaudited quarterly financial data for the years ended December 31, 2001 and 2000:

                                                                 YEAR ENDED DECEMBER 31, 2001
                              ---------------------------------------------------------------------------------------
                                                                   QUARTERS ENDED
                              --------------------------------------------------------------------------------------
                                     March 31, 2001    June 30, 2001        September 30, 2001     December 31, 2001
                              ---------------------------------------------------------------------------------------
Revenues                                 $    35          $   373                 $   645                $ 1,658
Operating expenses                        (1,169)          (2,238)                 (3,871)                (4,958)
(Loss) from operations                    (1,134)          (1,865)                 (3,226)                (3,300)
Other income (expense)                        18               21                      47                     (8)
Net (loss)                                (1,116)          (1,844)                 (3,179)                (3,308)
Basic and diluted Net (Loss)
  per common share                       $ (0.25)         $ (0.25)                $ (0.31)               $ (0.34)


                                                                 YEAR ENDED DECEMBER 31, 2000
                              ---------------------------------------------------------------------------------------
                                                                   QUARTERS ENDED
                              --------------------------------------------------------------------------------------
                                     March 31, 2000    June 30, 2000        September 30, 2000     December 31, 2000
                              ---------------------------------------------------------------------------------------
Revenues                                 $     -          $     -                 $     -                $     -
Operating expenses                          (661)            (374)                   (836)                  (935)
(Loss) from operations                      (661)            (374)                   (836)                  (935)
Other income (expense)                        (6)              (5)                   (131)                   108
Net (loss)                                  (667)            (379)                   (967)                  (827)
Basic and diluted Net (Loss)
  per common share                       $ (1.78)         $ (0.95)                $ (0.37)               $ (0.24)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On May 9, 2001, following the date of the merger transaction between Meteor Industries and Old AIQ, the Company dismissed PricewaterhouseCoopers LLP as its independent public accountants. The Company's Board of Directors participated in and approved the decision to change public accountants.

The reports of PricewaterhouseCoopers LLP on the Company's financial statements for the past two fiscal years (i.e., the financial statements of Meteor Industries, Inc. for the years ended December 31, 1999 and 2000) contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle.

In connection with its audits for the two most recent fiscal years and through May 9, 2001, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

On May 9, 2001, the Company's board of directors retained Arthur Andersen LLP to be its principal independent accountants. During the two most recent fiscal years and through May 9, 2001, the Company had not consulted with Arthur Andersen LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and either a written report was provided to the Company or oral advice was provided that Arthur Andersen LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or(ii) any matter that was the subject of a "disagreement," as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission and the related instructions to Item 304 of Regulation S-K, or a "reportable event," as that term is defined in Item 304(a)(1)(v).

On December 20, 2001, the Company and Arthur Andersen LLP agreed to terminate their relationship. The Company's Audit Committee and Board of Directors participated in and approved the decision to change independent accountants on December 18, 2001. In connection with its audit of the Company's financial statements for the 2000 and 1999 fiscal years (i.e., the financial statements of Old AIQ for the years ended December 31, 1999 and 2000) and through December 20, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to such disagreements in their report on the financial statements for such year.

On December 21, 2001, the Company engaged Virchow, Krause & Company, LLP as its new independent accountants. The engagement was approved by the Company's Audit Committee and Board of Directors on December 20, 2001.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of December 31, 2001:

NAME                                  AGE    POSITIONS WITH THE COMPANY

Kenneth W. Brimmer .................   46    Chairman of the Board
D. Bradly Olah .....................   37    President, Chief Executive Officer,
                                               Chief Financial Officer and Director
Philip C. Rickard ..................   33    Vice President
Ronald E. Eibensteiner .............   51    Director and Secretary
Wayne W. Mills .....................   47    Director


Kenneth W. Brimmer currently serves as our Chairman of the Board. Until November 30, 2001 Mr. Brimmer was Chief Executive Officer and Chief Financial Officer. Having been appointed to the board of directors of Old AIQ in 1999, Mr. Brimmer served that company as its Chairman and Chief Executive Officer until its merger with our company on April 30, 2001. Mr. Brimmer was president of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995. Mr. Brimmer is also Chairman of both Hypertension Diagnostics, Inc., and Sterion, Inc. (formerly known as Oxboro Medical, Inc.), both of which are NASDAQ listed companies. Since February 2002, Mr. Brimmer has served as a director of Metalclad Corporation (Nasdaq: MTLC).

D. Bradly Olah, one of the co-founders of Old AIQ, is currently our President, Chief Executive Officer, Chief Financial Officer and a member of our board of directors. He formerly served Old AIQ as its Executive Vice President from November 1999 to March 2001 and as Chief Executive Officer from April 1996 to November 1999. Mr. Olah was also a member of Old AIQ's board of directors from its inception in April 1996 and has been actively involved in its business development. He was a director of Natural Resources Geophysical Corporation from 1996 until 1998, when it was sold to Eagle Geophysical of Houston, Texas. He was also the founder/Chairman and Chief Executive Officer and a director of Innovative Gaming Corporation of America from 1991 through February 1996 and also served as the Chief Financial Officer of that company from 1991 to 1993.

Philip C. Rickard has been Executive Vice President of our company since the merger with Old AIQ on April 30, 2001. Prior to that time, he served in the same position with Old AIQ from May 1999 until the Old AIQ merger. Prior to joining Old AIQ, Mr. Rickard served for five years as Director and VP of International Development for Ariobimo, an Asian-based group of companies. He initiated and directly managed the group's creation and development of various companies in Internet technologies, Internet service provision and wireless communications.

Ronald E. Eibensteiner has been a director of our company since April 30, 2001, the effective date of our merger with Old AIQ and Secretary since December 1, 2001. He was initially appointed to the board of directors of Old AIQ in September 2000. Mr. Eibensteiner is the president of Wyncrest Capital, Inc. and has been a seed investor in several early stage technology companies. Since May 1996, Mr. Eibensteiner has been chairman of the board of directors of OneLink, Inc., a provider of Internet-delivered business intelligence services to the telecommunications industry. From March 1996 until March 2001, he served as a director of IntraNet Solutions, Inc. (now known as Stellent, Inc.), a provider of Web-based document management solutions for corporate intranets. Mr. Eibensteiner co-founded Diametrics Medical, Inc., a manufacturer of blood gas diagnostic systems, and was chairman of Prodea Software Corporation, a data warehousing software company, until its sale to Platinum technology, inc., in January 1996.

Wayne W. Mills was appointed to our board of directors on November 20, 2001. Since February 2002, Mr. Mills has served as Chief Executive Officer and director of Metalclad Corporation. Mr. Mills is also the owner and president of Blake Capital Partners, LLC, a company that provides capital and consulting services to early stage businesses. Prior to forming Blake Capital Partners in 1999, Mr. Mills was employed for more than 18 years by R.J. Steichen & Co., where he was an investment banker and stockbroker.

There is no family relationship between any director or executive officer of the Company.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2001 were filed on a timely basis.


ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

The following information sets forth information with respect to the compensation of our Chief Executive Officer and our other executives whose total compensation for the fiscal years ended December 31, 2001, 2000 and 1999 that exceeded $100,000. No other executive officer received salary and bonus in excess of $100,000 during such periods.

                                                      Long-Term     All Other
                              Annual Compensation    Compensation  Compensation
                            -----------------------  ------------  ------------
                                                      Securities
                                                      Underlying
Name and Principal                                   All Options
    Position                Year    Salary    Bonus   (Number)       Payouts
-----------------           ----   --------   -----  ------------  ------------
Kenneth W. Brimmer          2001   $125,000      --       250,000  $ 250,000(e)
  Chairman of the           2000         --      --            --            --
  Board (a)(d)              1999         --      --            --            --

D. Bradly Olah              2001   $150,000      --       300,000            --
  Chief Executive Officer,  2000     75,000      --           --             --
  Chief Financial Officer,  1999         --      --           --             --
  and President (b)

Philip C. Rickard           2001   $100,000      --        75,000            --
  Vice President (c)        2000     25,000      --            --            --
                            1999         --      --            --            --

(a) Kenneth W. Brimmer currently serves as our Chairman of the Board. Until November 30, 2001 Mr. Brimmer was Chief Executive Officer and Chief Financial Officer. Having been appointed to the board of directors of Old AIQ in 1999, Mr. Brimmer served that company as its Chairman and Chief Executive Officer until its merger with our company on April 30, 2001.

(b) D. Bradly Olah currently serves as our President, Chief Executive Officer, Chief Financial Officer and a member of our board of directors. He formerly served Old AIQ as its Executive Vice President from November 1999 to March 2001 and as Chief Executive Officer from April 1996 to November 1999. Mr. Olah was also a member of Old AIQ' board of directors from its inception in April 1996.

(c) Philip C. Rickard has been Executive Vice President of our company since the merger with Old AIQ on April 30, 2001. Prior to that time, he served in the same position with Old AIQ from May 1999 until the Old AIQ merger.

(d) Mr. Brimmer was the Company's Chief Executive Officer from April 30, 2001 until December 1, 2001.

(e) The terms and conditions of Mr. Brimmer's employment with us were set forth in a May 1, 2001 employment agreement. In addition to his annual salary of $125,000, Mr. Brimmer was entitled to a $250,000 fee when our Company raised an aggregate of $12 million in equity financings. Approximately $12.7 million had been raised by December 31, 2001. The $250,000 fee was recorded as an operating expense in 2001, and payment was made in January 2002.

OPTION GRANT TABLE

The following information sets forth information with respect to the grants of options by us during 2001 to our Chief Executive Officer and our other most highly compensated executive officers as of December 31, 2001.


                                                                Potential
                                                                Realizable
                            Percent                             Value at Assumed
              Number of     Of Total                            Annual Rates
              Securities    Options/SARs  Exercise              Of Stock Price
              Underlying    Granted To    Or Base               Appreciation
              Options/SARs  Employees In  Price    Expiration   For Option Term
Name          Granted (#)   Fiscal Year   ($/Sh)      Date      5%($)     10%($)
------------  ------------  ------------  -------- ----------  -------  ----------
Kenneth W.
  Brimmer       250,000        11.4        5.00     5/1/2011   625,000   1,250,000

D. Bradly
  Olah          300,000        13.6        5.00     5/1/2011   750,000   1,500,000

Philip C.
  Rickard        75,000         3.4        5.50     8/2/2011   259,500     519,000


AGGREGATED OPTION EXERCISES in 2001 AND YEAR-END OPTION VALUE TABLE

Shown below is information relating to (i) the exercise of stock options during 2001 by our Chief Executive Officer and each of our other most highly compensated executive officers as of December 31, 2001 and (ii) the value of unexercised options for each of the Chief Executive Officer and such executive officers as of December 31, 2001:


                                                           No. of shares underlying         Value of unexercised in-the-money
                                                             unexercised options at                    options at
                              No. of                              Dec. 31, 2001                      Dec. 31, 2001 (1)
                              shares                     -------------------------------    ---------------------------------
                             acquired        Value
       Name                 on exercise     Realized      Exercisable       Unexercisable      Exercisable       Unexercisable
----------------------      -----------    ----------     -----------       -------------      -----------       -------------
Kenneth W. Brimmer                  --      $     --        250,000                  --        $      --          $       --
                                                            200,000                  --          710,000                  --

D. Bradly Olah                      --      $     --         60,000             240,000        $      --          $       --
                                                             70,000              30,000          248,500             106,500

Philip C. Rickard                   --      $     --         75,000                  --        $ 266,250          $       --
                                                             18,750              56,250               --                  --

(1) The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $4.55, the fair market value of the Company's common stock on December 31, 2001.

EMPLOYMENT AGREEMENTS

Mr. Brimmer served as the Company's chief executive officer from April 30, 2001 until December 1, 2001. The terms and conditions of Mr. Brimmer's employment with the Company were governed by a May 1, 2001 employment agreement. In addition to his annualized salary of $125,000, Mr. Brimmer was entitled to an annual bonus of up to 75 percent of his salary upon the achievement of certain corporate objectives and a $250,000 bonus when our company raised an aggregate of $12 million in equity financings, which was reached in the fourth quarter of fiscal 2001. Approximately $12.7 million has been raised to date. Mr. Brimmer was also awarded an option to purchase up to 250,000 shares of our common stock at a price of $5.00 per share, which option vests in equal installments over four years.

Pursuant to an agreement dated November 27, 2001, and in accordance with Mr. Brimmer's May 1 employment agreement, we agreed to pay $250,000 to Brimmer Company, LLC in satisfaction of the bonus owed to Mr. Brimmer for achieving equity financings of at least $12 million. Although Mr. Brimmer resigned from his positions as Chief Executive Officer and Chief Financial Officer as of December 1, 2001, he continued as Chairman of the Board of Directors for the remainder of his term and to provide certain consulting services our company as requested. In connection with the termination, Mr. Brimmer agreed to waive any severance or any other payments under the remaining term of his employment agreement. We also agreed to immediate vesting of his existing options and to permit exercise of those options until December 1, 2006. In connection with the $250,000 payment to Brimmer Company, we recorded an expense of such amount in the fourth quarter of fiscal 2001. We also recorded aggregate expenses of $343,500 in connection with our agreement to immediately vest Mr. Brimmer's options and permit the exercise of such options until December 1, 2006.

Mr. Olah's employment with our company is also pursuant to a May 1, 2001 employment agreement, which was amended as of January 1, 2002 in order to increase his base salary from $150,000 to $200,000 and to reflect his appointment as chief executive officer. In addition to his annual base salary, Mr. Olah is eligible for an annual bonus of up to 100 percent of his salary upon the achievement of certain corporate objectives. The agreement also contains non-competition and non-solicitation covenants, prohibiting Mr. Olah from engaging in a competing activity or soliciting company employees or customers for a 12-month period following the termination of his employment. In the event Mr. Olah's employment with the Company is terminated without cause (as defined therein), Mr. Olah is entitled to a lump sum severance payment equal to his then-current base salary. In the event Mr. Olah's employment is terminated within one year of a change of control of our company, he is entitled to receive his base salary for a 24-month period. In connection with the employment agreement, Mr. Olah was also awarded options to purchase up to 300,000 shares of our common stock at a price of $5.00 per share, which option vests in equal installments over four years. Following the amendment of his employment agreement in January 2002, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share.

On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement. Mr. Olah cannot sell or otherwise transfer any of the shares acquired under this option agreement until such time as the shares would have vested in accordance with the vesting schedule provided in the option agreement and the note has been repaid.

DIRECTOR COMPENSATION

Outside Directors of the Company are reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company. In addition, the Company issues options to its Directors as determined by the Board. Such options vest over a period of years earlier upon a change of control.

During 2001, the Company issued 60,000 options to two (2) directors, of which options to purchase 30,000 shares are exercisable at $3.00 per share and vest immediately, and the remaining 30,000 options are exercisable at $5.00 per share, vesting ratably over four years. These options are non-qualified options granted pursuant to the Company's 2000 Directors Stock Option Plan. During November and December 2001, the Company accelerated the vesting on 33,000 options, with an exercise price of $2.75, for two different directors who resigned as board members.

Members of the Board who are also employees of the Company receive no options for their services as directors.


BOARD COMMITTEES

The Company has an Audit Committee and a Compensation Committee. The Audit Committees oversee the activities of the independent auditors and internal controls. The members of the Audit Committee are Messrs. Brimmer, Eibensteiner and Mills. The Compensation Committee makes recommendations to the Board of Directors of the Company concerning salaries and incentive compensation for executive officers of the Company. Messrs. Eibensteiner and Mills serve on the Compensation Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation Committee during the fiscal year ended December 31, 2001, consisted of Messrs. Eibensteiner and Mills. Neither Mr. Eibensteiner nor Mr. Mills have served as an executive officer or employee of the Company. Mr. Eibensteiner currently serves as the Company's secretary, however, a position for which he receives no additional compensation. No executive officer or director of the Company served as a member of the compensation committee or board of directors of another entity, one of whose executive officers or directors served on the Company's compensation committee or board of directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Decisions on compensation of the Company's executives generally have been made by the Compensation Committee. Each member of the Compensation Committee is a non-employee director. All decisions by the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the full Board. Pursuant to rules designed to enhance disclosure of the Company's policies toward executive compensation, set forth below is a report prepared by the Compensation Committee addressing the compensation policies for the Company and its subsidiaries for the fiscal year ended December 31, 2001 as they affected the Company's executive officers.

The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company's annual objectives and long-term goals, reward above-average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. Executive compensation is set at levels that the Compensation Committee believes to be consistent with others in the Company's industry.

There are three elements in the Company's executive compensation program, all determined by individual and corporate performance.

- Base salary compensation
- Annual incentive compensation
- Stock options

Total compensation opportunities are competitive with those offered by employers of comparable size, growth and profitability in the Company's industry.

Base salary compensation is determined by the potential impact the individual has on the Company, the skills and experiences required by the job, and the performance and potential of the incumbent in the job.

Annual incentive compensation for executives of the Company is based primarily on corporate operating earnings and revenue growth and the Company's positioning for future results, but also includes an overall assessment by the Compensation Committee of executive management's performance, as well as market conditions.

Awards of stock grants under the 1999 Stock Option Plan are designed to promote the identity of long-term interests between the Company's executives and its shareholders and assist in the retention of executives.

Mr. Olah received an annualized base salary of $150,000 until January 2002, at which time the Compensation Committee increased Mr. Olah's annualized base salary to $200,000 for the remainder of the 2002. This increase resulted from the Committee's assessment of the complexity of the Company's operations.

Mr. Olah received no cash incentive compensation award for the fiscal year ended December 31, 2001. In lieu of a cash incentive compensation, the Company granted Mr. Olah an option to purchase up to 300,000 shares of the our common stock at a price of $5.50 per share (with the closing sale price of the Company's common stock on the date of grant being $5.87). Following the amendment of his employment agreement in January 2002, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share, the closing sale price of the Company's common stock on the date of the grant.

The Compensation Committee surveys employee stock option programs of companies with similar capitalization to the Company prior to recommending the grant of options to executives. While the value realizable from exercisable options is dependent upon the extent to which the Company's performance is reflected in the market price of the Company's common stock at any particular point in time, the decision as to whether such value will be realized in any particular year is determined by each individual executive and not by the Compensation Committee. Accordingly, when the Committee recommends that an option be granted to an executive, that recommendation does not take into account any gains realized that year by that executive as a result of his or her individual decision to exercise an option granted in a previous year.

Submitted by the Compensation Committee of the Company's Board of Directors:

                                            Ronald E. Eibensteiner
                                            Wayne W. Mills



STOCK PERFORMANCE GRAPH

The following presentation compares the Company's common stock price in the period from May 1, 2001 (the date of which we completed our merger with activeIQ Technologies and adopted their business model) through December 31, 2001, to the Nasdaq Composite Index and to the S&P Small Cap Internet Software and Services Index.

            COMPARISON OF RETURN AMONG ACTIVE IQ TECHNOLOGIES, INC.,
          THE NASDAQ COMPOSITE INDEX,  AND THE S&P SMALL CAP INTERNET
                          SOFTWARE AND SERVICES INDEX

                                [PERFORMANCE GRAPH]

                                               4/30/01   5/31/01    6/30/01   7/31/01   8/31/01  9/30/01  10/31/01 11/30/01 12/31/01
                                              --------   -------   --------   -------   -------  -------  -------- -------- --------
Active IQ Technologies                        $ 100.00   $ 82.41   $ 110.19   $101.85   $ 94.26  $ 57.41  $ 69.44  $  66.67  $ 84.26
S&P SC Internet Software & Services Index       100.00     80.38      74.76     74.76     60.05    39.37    49.02     55.15    43.97
Nasdaq Composite                                100.00     98.08      98.62     94.29    82.38    68.39     79.66     88.09    93.97






ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information sets forth the number and percentage of shares of the Company's common stock owned beneficially, as of March 25, 2002, by any person, who is known to the Company to be the beneficial owner of 5 percent or more of the Company's common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

    NAME AND ADDRESS                  AMOUNT OF BENEFICIAL       PERCENTAGE
   OF BENEFICIAL OWNER                    OWNERSHIP (1)           OF CLASS

Boston Financial Partners, Inc.          1,180,000  (2)             9.5
  17 Bayns Hill Road
  Boxford, MA  01921
Gulfstream Financial Partners, LLC         855,000  (3)             7.0
  2401 PGA Boulevard, Ste 190
  Palm Beach Gardens, FL  33410
Stellent, Inc.                             952,453  (4)             8.0
  7777 Golden Triangle Drive
  Eden Prairie, MN  55344
Kenneth W. Brimmer                         987,835  (5)             8.1
  5720 Smetana Drive, Ste 101
  Minnetonka, MN  55343
Ronald E. Eibensteiner                     690,834  (6)             5.8
  800 Nicollet Mall, Ste 2690
  Minneapolis, MN  55402
D. Bradly Olah                           1,440,334  (7)            11.9
  5720 Smetana Drive, Ste 101
  Minnetonka, MN  55343
Wayne W. Mills                           2,187,834  (8)            17.5
  5020 Blake Road
  Edina, MN  55436
Philip C. Rickard                          111,055  (9)             1.0
  5720 Smetana Drive, Ste 101
  Minnetonka, MN  55343

All directors and officers as a group    5,417,892                 46.7

(1) Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2) Includes 700,000 shares issuable upon the exercise of warrants issued to Thomas Brazil, president of Boston Financial Partners, Inc., in connection with a financial advisory services agreement with our Company. Of the 700,000 shares, 450,000 shares are exercisable at a price of $5.50 per share and 250,000 shares are exercisable at a price of $7.50 per share, except that the Company has offered to reduce the exercise price of the $7.50 warrants to $2.50 if such warrants were exercised by April 29, 2002.

(3) Includes 615,000 shares issuable upon the exercise (at a price of $5.50 per share) of a warrant issued upon the Meteor Industries-activeIQ Technologies merger in consideration of financial advisory services rendered and 90,000 shares issuable upon the exercise (at a price of $5.50 per share) of a warrant .

(4) Includes 320,982 shares issuable upon the exercise of Class B Redeemable Warrants (at a price of $5.50 per share) and 20,000 shares issuable upon the exercise (at a price of $2.75 per share) of a warrant issued in connection with an August 2000 financing arrangement.

(5) Includes (i) 200,000 shares issuable upon the exercise (at a price of $1.00 per share) of options, (ii) 250,000 shares issuable upon the exercise (at a price of $5.00 per share) of options, (iii) 1,167 shares issuable upon the exercise (at a price of $37.50 per share) of a warrant, and (iv) 206,667 shares issuable upon the exercise of Class B Redeemable Warrants (at a price of $5.50 per share).

(6) Includes 233,334 shares issuable upon the exercise of Class B Redeemable Warrants (at a price of $5.50 per share) and an option to purchase 50,000 shares (at an exercise price of $1.00 per share).

(7) Includes (i) 203,334 shares issuable upon the exercise of Class B Redeemable Warrants (at a price of $5.50 per share), (ii) 275,000 shares held by Mr. Olah's spouse, of which 110,000 shares are issuable upon the exercise of Class B Redeemable Warrants (at a price of $5.50 per share), (iii) 25,000 shares held by the D. Bradly Olah Irrevocable Trust, of which 10,000 shares are issuable upon the exercise of Class B Redeemable Warrants (at a price of $5.50 per share),
(iv) 90,000 shares issuable upon the exercise (at a price of $1.00 per share) of an option, (v) 3,333 shares issuable upon the exercise (at a price of $15.00 per share) of an option, and (vi) 120,000 shares issuable upon the exercise (at a price of $5.00 per share) of an option.

(8) Includes 30,000 shares owned by Sea Spray, Ltd., a foreign corporation of which Mr. Mills is the sole shareholder, 150,000 shares owned by Mr. Mills' spouse. Mr. Mills disclaims beneficial ownership of his spouse's shares. Also includes 100,000 shares issuable upon the exercise (at a price of $2.50 per share) of a warrant issued in connection with the Series B Preferred Stock; 90,000 shares issuable upon the exercise (at a price of $5.50 per share) of warrants issued in connection with a January 2001 private placement and exchanged for Class B Redeemable Warrants; 208,334 shares issuable upon the exercise (at a price of $5.50 per share) of Class B Redeemable Warrants and the warrant to purchase 25,000 shares (at an exercise price of $3.00 per share) issued in connection with a loan to the Company. Also includes a warrant to purchase 500,000 shares owned by Blake Capital Partners, LLC, a limited liability company whose sole director is Wayne Mills, issuable upon exercise (at a price of $3.00 per share) of warrants issued to financial advisors in connection with our merger with active IQ Technologies, Inc. Also includes 67,500 shares owned by Blake Capital and publicly traded warrants to purchase 15,000 shares (at an exercise price of $7.15 per share).

(9) Includes 75,000 shares issuable upon the exercise of options at a price of $1.00 per share and 18,750 shares issuable upon the exercise of options at a price of $5.50 per share.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of our company. We believe that each of the transactions described below were on terms at least as favorable to our company as we would have expected to negotiate with unaffiliated third parties.

TRANSACTIONS WITH STELLENT, INC.

Pursuant to an intellectual property purchase agreement dated April 27, 2001 between our company and Stellent, we sold to Stellent our "Content Categorizer" product for $706,000. We received $400,000 in cash and the satisfaction of a $300,000 note, plus $6,000 of accrued interest.

Pursuant to an Application Service Provider Software License Agreement dated December 28, 2001 (the "License Agreement"), between Stellent and us, Stellent has provided our company with a 3-year worldwide exclusive license, subject to some exceptions, to become the hosted solution for Stellent's Content Management software. Pursuant to the License Agreement, we agreed to pay Stellent a royalty of 20 percent of net receipts or $500 per month per customer, whichever is greater, with an aggregate minimum royalty payment of $2,000,000. The License Agreement provided that the minimum royalty was to be satisfied as follows: a credit of $500,000 for existing royalties that we prepaid in June 2000; and 3 payments of $500,000 each, one of which was paid upon execution of the License Agreement, and the other two were to be paid on September 30, 2002 and December 15, 2002, respectively. The License Agreement is more fully described in our Current Report on Form 8-K dated December 28, 2001 and filed with the SEC on January 4, 2002. On March 29, 2002 we paid in full the balance due to Stellant under the License Agreement. In consideration of the early payment, we received a discount of five percent, or $50,000.

TRANSACTIONS IN CONNECTION WITH METEOR INDUSTRIES, INC. MERGER

In connection with the consummation of the merger of Old AIQ and Meteor Industries on April 30, 2001, we paid Blake Capital Partners, LLC, an entity owned and controlled by Wayne W. Mills, an aggregate fee of $250,000 pursuant to financial advisory agreements. In addition, upon the completion of the merger, Blake Capital Partners received a warrant to purchase 500,000 shares of our common stock at a price of $3.00 per share. At the time of the Merger, Mr. Mills was one of our significant shareholders, but he did not become a director until December 2001.

Also in connection with the Old AIQ-Meteor Industries merger, pursuant to an agreement between Meteor Industries and Gulfstream Financial Partners, LLC, an entity owned and controlled by Henry Fong, we were obligated to issue to Gulfstream Financial Partners a warrant to purchase 615,000 shares of our common stock at a price of $5.50 per share upon the consummation of the merger. Gulfstream Financial Partners is one of our significant shareholders.

OTHER TRANSACTIONS

In December 2000, Old AIQ entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with Mr. Eibensteiner, a director of our Company. On July 30, 2001, Mr. Eibensteiner delivered to our company a cash payment in the amount of $75,000 and a 2-month promissory note in the principal amount of $200,000. No payments have been made in satisfaction of the note, which accrues interest at the rate of 6.75 percent per annum, the prime rate in effect on the date of the note.

On March 29, 2002, Mr. Mills loaned the Company $450,000, which is payable in 90 days and accrues interest at the rate of seven percent per annum. The proceeds of the loan were used to prepay the fees payable to Stellent under the December 2001 License Agreement. For consideration for this loan the Company issued a five year Warrant to purchase 25,000 shares at $3.00 per share.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.


Exhibit
Number                  Description                            Location
-------                 -----------                            --------
  2.1              Stock Purchase Agreement            Incorporated by reference to Form
                   between Meteor                      8-K dated February 13, 2001 (SEC
                   Industries, Inc. and                File No. 0-27968)
                   Capco Energy, Inc. dated
                   January 30, 2001.


  2.2              First Amendment to Stock            Incorporated by reference to
                   Purchase Agreement by and           Exhibit 2.2 to Form 8-K dated
                   between Capco Energy,               April 30, 2001 and filed on
                   Inc. and Meteor                     May 14, 2001 (SEC File No. 01-12401)
                   Industries, Inc. dated
                   April 27, 2001.

  2.3              Agreement and Plan of               Incorporated by reference to Form
                   Merger by and among                 8-K dated February 13, 2001 (SEC
                   Meteor Industries,                  File No. 0-27968)
                   Inc., its wholly owned
                   subsidiary, MI Merger,
                   Inc. and ActiveIQ
                   Technologies, Inc.

  2.4              First Amendment to                  Incorporated by reference to
                   Agreement and Plan of               Exhibit 2.4 to Form 8-K dated
                   Merger by and among                 April 30, 2001 and filed on
                   Meteor Industries, Inc.,            May 14, 2001 (SEC File No. 01-12401)
                   activeIQ Technologies,
                   Inc. and MI Merger, Inc.
                   dated April 27, 2001.

  2.5              Agreement and Plan of               Incorporated by reference to
                   Merger by and between               Exhibit 2.5 to Form 8-K dated
                   Meteor Industries, Inc.             April 30, 2001 and filed on
                   and AIQ Acquisition Corp.           May 14, 2001 (SEC File No. 01-12401)
                   dated April 27, 2001.

  2.6              Stock Purchase Agreement            Incorporated by reference to
                   by and between Active IQ            Exhibit 2.1 to Registrant's Form 8-K
                   Technologies, Inc., Red             fled on June 15, 2001
                   Wing Business Systems,
                   Inc. and the several
                   shareholders of Red Wing
                   Business Systems, Inc.
                   dated June 6, 2001.

  2.7              Agreement and Plan of               Incorporated by reference to
                   Merger by and among Active          Exhibit 2.1 to Registrant's Form 8-K
                   IQ Technologies, Inc., CBS          filed on September 21, 2001
                   Acquisition, Inc. and
                   Champion Business Systems,
                   Inc. dated August 30, 2001.

  2.8              Stock Purchase Agreement            Incorporated by reference to
                   by and among Active IQ              Exhibit 2.1 to Registrant's Form 8-K
                   Technologies, Inc.,                 filed on October 28, 2001
                   Kenneth Hilton, Richard
                   Moore, Gale Saint and
                   Kenneth Hofer dated October
                   10, 2001.

  3.1              Articles of Incorporation           Incorporated by reference to
                   of AIQ Acquisition Corp.            Exhibit 3.1 to Registrant's Form 8-K
                                                       filed on May 14, 2001

  3.2              Articles of Merger                  Incorporated by reference to
                   relating to the merger of           Exhibit 3.2 to Registrant's Form 8-K
                   Meteor Industries, Inc.             filed on May 14, 2001
                   with and into AIQ
                   Acquisition Corp.


Exhibit
Number                  Description                            Location
-------                 -----------                            --------
  3.3              Bylaws                              Incorporated by reference to
                                                       Exhibit 4.2 to Registrant's
                                                       Registration Statement on Form S-3 filed on
                                                       August 21, 2001 (SEC File No.
                                                       333-68088)

  4.3              Warrant Agreement dated             Incorporated by reference to
                   August 1, 2001                      Exhibit 4.3 to Registrant's
                                                       Registration Statement on Form S-3 filed on
                                                       August 21, 2001 (SEC File No.
                                                       333-68088)

  4.4              Form of Class B Redeemable          Incorporated by reference to
                   Warrant Certificate                 Exhibit 4.4 to Registrant's
                                                       Registration Statement on Form S-3 filed on
                                                       August 21, 2001 (SEC File No.
                                                       333-68088)

 10.1              Stock Option Plan                   Incorporated by reference to
                                                       Exhibit 6.1 to Registrant's Form
                                                       1-A Offering Statement (SEC File
                                                       No. 24D-3802 SML)

 10.2              Pledge Agreement by and             Incorporated by reference to
                   between Active IQ                   Exhibit 10.1 to Registrant's Form 8-K
                   Technologies, Inc. and the          filed on June 15, 2001
                   several shareholders of
                   Red Wing Business Systems,
                   Inc. dated June 6, 2001

 10.3              Employment agreement by             Incorporated by reference to
                   and between Kenneth W.              Exhibit 10.1 to Registrant's
                   Brimmer and the Company             Registration Statement on Form S-3 filed on
                   dated as of May 1, 2001.            August 21, 2001 (SEC File No.
                                                       333-68088)

 10.4              Employment agreement by             Incorporated by reference to
                   and between D. Bradly Olah          Exhibit 10.2 to Registrant's
                   and the Company dated as of         Registration Statement on Form S-3 filed on
                   May 1, 2001.                        August 21, 2001 (SEC File No.
                                                       333-68088)

 10.5              The Company's 2000                  Incorporated by reference to
                   Director Stock Option               Exhibit 4.1 to Registrant's
                   Plan.                               Registration Statement on Form S-8 filed on
                                                       August 22, 2001 (SEC File No.
                                                       333-68166)

 10.6              Registration Rights                 Incorporated by reference to
                   Agreement by and between            Exhibit 10.1 to Registrant's Form 8-K
                   Active IQ Technologies, Inc.        filed on September 21, 2001
                   and the several shareholders of
                   Champion Business Systems,
                   Inc. dated September 14,
                   2001.

 10.7              Form of Promissory Note             Incorporated by reference to
                   dated September 14, 2001            Exhibit 10.2 to Registrant's Form 8-K
                                                       filed on September 21, 2001

 10.8              Form of Promissory Note             Incorporated by reference to
                   dated October 10, 2001              Exhibit 10.1 to Registrant's Form 8-K
                                                       filed on October 28, 2001


Exhibit
Number                  Description                            Location
-------                 -----------                            --------
 10.9              Agreement dated November            Incorporated by reference to
                   27, 2001 by and between             Exhibit 10.3 to Registrant's
                   Kenneth W. Brimmer and the          Amendment No. 1 to Registration
                   Company.                            Statement on Form S-3 filed on
                                                       December 10, 2001 (SEC File No.
                                                       333-68088)

 10.10             Application                         Incorporated by reference to
                   Service Provider                    Exhibit 10.1 to Registrant's Form 8-K
                   Software License                    filed on January 4, 2002
                   Agreement dated
                   December 28, 2001
                   between Stellent,
                   Inc. and Active IQ
                   Technologies, Inc.

 10.11             Employment                          Filed herewith electronically
                   Agreement
                   effective August
                   1, 2001 by and
                   between Philip C.
                   Rickard and the
                   Company

 10.12             First Amendment to                  Filed herewith electronically
                   Employment
                   Agreement dated
                   January 1, 2002 by
                   and between D.
                   Bradly Olah and
                   the Company

 10.13             Employee Stock                      Filed herewith electronically
                   Option Agreement
                   dated January 7,
                   2002 between D.
                   Bradly Olah and
                   the Company

 10.14             Restricted Stock                    Filed herewith electronically
                   Purchase Agreement
                   dated January 14,
                   2002 by and
                   between D. Bradly
                   Olah and the
                   Company

 10.15             Form of Pledge                      Filed herewith electronically
                   Agreement

 10.16             Form of Non-Recourse                Filed herewith electronically
                   Promissory Note

 10.17             1997 Incentive Plan                 Incorporated by reference to Exhibit
                                                       10.23 to Registrant's Form 10-K
                                                       dated December 31, 1996 (SEC File No.
                                                       0-27968)
 10.18             2001 Employee Stock
                   Option Plan                         Filed herewith electronically

 21                Subsidiaries of the                 Filed herewith electronically
                   Registrant

 23.1              Consent of Virchow Krause           Filed herewith electronically

 23.2              Consent of Arthur Andersen, LLP     Filed herewith electronically



(b) REPORTS ON FORM 8-K


During the quarter ended December 31, 2001 the Company filed the following reports on Form 8-K:

On October 18, 2001, the Company filed a Current Report on Form 8-K dated October 10, 2001, under items 5 and 7 announcing the acquisition of FMS Marketing Inc.

On November 13, 2001, the Company filed a Current Report on Form 8-K/A dated September 18, 2001, under items 2 and 7. The Company previously filed an 8-K on September 21, 2001 to announce the completion of a merger by and among the Company, CBS Acquisition Inc. and Champion Business Systems. The Company filed this Amendment to Form 8-K to include the financial statements and proforma financial information required by item 7 of Form 8-K.

On December 27, 2001, the Company filed a Current Report on Form 8-K dated December 20, 2001, under items 4 and 7, announcing a change in accountants from Arthur Andersen, LLP to Virchow, Krause & Company, LLP.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACTIVE IQ TECHNOLOGIES, INC.
                                                ("REGISTRANT")

Dated: April 3, 2002                     By  /s/ D. Bradly Olah
                                             -----------------------------------
                                             D. Bradly Olah
                                             Chief Executive Officer, Chief
                                               Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002 by the following persons on behalf of the Registrant, in the capacities indicated.


Signatures                         Title
-----------------------------      --------------------------------------------

/s/ Kenneth W. Brimmer             Chairman of the Board
-----------------------------
Kenneth W. Brimmer


/s/ D. Bradly Olah                 Chief Executive Officer, Chief Financial
-----------------------------        Officer, President and Director (principal
D. Bradly Olah                       executive and financial officer)


/s/ Mark D. Dacko                  Controller (principal accounting officer)
-----------------------------
Mark D. Dacko


/s/ Ronald E. Eibensteiner         Director and Secretary
-----------------------------
Ronald E. Eibensteiner


/s/ Wayne W. Mills                 Director
-----------------------------
Wayne W. Mills

Exhibit
Number                  Description                            Location
-------                 -----------                            --------
  2.1              Stock Purchase Agreement            Incorporated by reference to Form
                   between Meteor                      8-K dated February 13, 2001 (SEC
                   Industries, Inc. and                File No. 0-27968)
                   Capco Energy, Inc. dated
                   January 30, 2001.


  2.2              First Amendment to Stock            Incorporated by reference to
                   Purchase Agreement by and           Exhibit 2.2 to Form 8-K dated
                   between Capco Energy,               April 30, 2001 and filed on
                   Inc. and Meteor                     May 14, 2001 (SEC File No. 01-12401)
                   Industries, Inc. dated
                   April 27, 2001.

  2.3              Agreement and Plan of               Incorporated by reference to Form
                   Merger by and among                 8-K dated February 13, 2001 (SEC
                   Meteor Industries,                  File No. 0-27968)
                   Inc., its wholly owned
                   subsidiary, MI Merger,
                   Inc. and ActiveIQ
                   Technologies, Inc.

  2.4              First Amendment to                  Incorporated by reference to
                   Agreement and Plan of               Exhibit 2.4 to Form 8-K dated
                   Merger by and among                 April 30, 2001 and filed on
                   Meteor Industries, Inc.,            May 14, 2001 (SEC File No. 01-12401)
                   activeIQ Technologies,
                   Inc. and MI Merger, Inc.
                   dated April 27, 2001.

  2.5              Agreement and Plan of               Incorporated by reference to
                   Merger by and between               Exhibit 2.5 to Form 8-K dated
                   Meteor Industries, Inc.             April 30, 2001 and filed on
                   and AIQ Acquisition Corp.           May 14, 2001 (SEC File No. 01-12401)
                   dated April 27, 2001.

  2.6              Stock Purchase Agreement            Incorporated by reference to
                   by and between Active IQ            Exhibit 2.1 to Registrant's Form 8-K
                   Technologies, Inc., Red             fled on June 15, 2001
                   Wing Business Systems,
                   Inc. and the several
                   shareholders of Red Wing
                   Business Systems, Inc.
                   dated June 6, 2001.

  2.7              Agreement and Plan of               Incorporated by reference to
                   Merger by and among Active          Exhibit 2.1 to Registrant's Form 8-K
                   IQ Technologies, Inc., CBS          filed on September 21, 2001
                   Acquisition, Inc. and
                   Champion Business Systems,
                   Inc. dated August 30, 2001.

  2.8              Stock Purchase Agreement            Incorporated by reference to
                   by and among Active IQ              Exhibit 2.1 to Registrant's Form 8-K
                   Technologies, Inc.,                 filed on October 28, 2001
                   Kenneth Hilton, Richard
                   Moore, Gale Saint and
                   Kenneth Hofer dated October
                   10, 2001.

  3.1              Articles of Incorporation           Incorporated by reference to
                   of AIQ Acquisition Corp.            Exhibit 3.1 to Registrant's Form 8-K
                                                       filed on May 14, 2001

  3.2              Articles of Merger                  Incorporated by reference to
                   relating to the merger of           Exhibit 3.2 to Registrant's Form 8-K
                   Meteor Industries, Inc.             filed on May 14, 2001
                   with and into AIQ
                   Acquisition Corp.


Exhibit
Number                  Description                            Location
-------                 -----------                            --------
  3.3              Bylaws                              Incorporated by reference to
                                                       Exhibit 4.2 to Registrant's
                                                       Registration Statement on Form S-3 filed on
                                                       August 21, 2001 (SEC File No.
                                                       333-68088)

  4.3              Warrant Agreement dated             Incorporated by reference to
                   August 1, 2001                      Exhibit 4.3 to Registrant's
                                                       Registration Statement on Form S-3 filed on
                                                       August 21, 2001 (SEC File No.
                                                       333-68088)

  4.4              Form of Class B Redeemable          Incorporated by reference to
                   Warrant Certificate                 Exhibit 4.4 to Registrant's
                                                       Registration Statement on Form S-3 filed on
                                                       August 21, 2001 (SEC File No.
                                                       333-68088)

 10.1              Stock Option Plan                   Incorporated by reference to
                                                       Exhibit 6.1 to Registrant's Form
                                                       1-A Offering Statement (SEC File
                                                       No. 24D-3802 SML)

 10.2              Pledge Agreement by and             Incorporated by reference to
                   between Active IQ                   Exhibit 10.1 to Registrant's Form 8-K
                   Technologies, Inc. and the          filed on June 15, 2001
                   several shareholders of
                   Red Wing Business Systems,
                   Inc. dated June 6, 2001

 10.3              Employment agreement by             Incorporated by reference to
                   and between Kenneth W.              Exhibit 10.1 to Registrant's
                   Brimmer and the Company             Registration Statement on Form S-3 filed on
                   dated as of May 1, 2001.            August 21, 2001 (SEC File No.
                                                       333-68088)

 10.4              Employment agreement by             Incorporated by reference to
                   and between D. Bradly Olah          Exhibit 10.2 to Registrant's
                   and the Company dated as of         Registration Statement on Form S-3 filed on
                   May 1, 2001.                        August 21, 2001 (SEC File No.
                                                       333-68088)

 10.5              The Company's 2000                  Incorporated by reference to
                   Director Stock Option               Exhibit 4.1 to Registrant's
                   Plan.                               Registration Statement on Form S-8 filed on
                                                       August 22, 2001 (SEC File No.
                                                       333-68166)

 10.6              Registration Rights                 Incorporated by reference to
                   Agreement by and between            Exhibit 10.1 to Registrant's Form 8-K
                   Active IQ Technologies, Inc.        filed on September 21, 2001
                   and the several shareholders of
                   Champion Business Systems,
                   Inc. dated September 14,
                   2001.

 10.7              Form of Promissory Note             Incorporated by reference to
                   dated September 14, 2001            Exhibit 10.2 to Registrant's Form 8-K
                                                       filed on September 21, 2001

 10.8              Form of Promissory Note             Incorporated by reference to
                   dated October 10, 2001              Exhibit 10.1 to Registrant's Form 8-K
                                                       filed on October 28, 2001


Exhibit
Number                  Description                            Location
-------                 -----------                            --------
 10.9              Agreement dated November            Incorporated by reference to
                   27, 2001 by and between             Exhibit 10.3 to Registrant's
                   Kenneth W. Brimmer and the          Amendment No. 1 to Registration
                   Company.                            Statement on Form S-3 filed on
                                                       December 10, 2001 (SEC File No.
                                                       333-68088)

 10.10             Application                         Incorporated by reference to
                   Service Provider                    Exhibit 10.1 to Registrant's Form 8-K
                   Software License                    filed on January 4, 2002
                   Agreement dated
                   December 28, 2001
                   between Stellent,
                   Inc. and Active IQ
                   Technologies, Inc.

 10.11             Employment                          Filed herewith electronically
                   Agreement
                   effective August
                   1, 2001 by and
                   between Philip C.
                   Rickard and the
                   Company

 10.12             First Amendment to                  Filed herewith electronically
                   Employment
                   Agreement dated
                   January 1, 2002 by
                   and between D.
                   Bradly Olah and
                   the Company

 10.13             Employee Stock                      Filed herewith electronically
                   Option Agreement
                   dated January 7,
                   2002 between D.
                   Bradly Olah and
                   the Company

 10.14             Restricted Stock                    Filed herewith electronically
                   Purchase Agreement
                   dated January 14,
                   2002 by and
                   between D. Bradly
                   Olah and the
                   Company

 10.15             Form of Pledge                      Filed herewith electronically
                   Agreement

 10.16             Form of Non-Recourse                Filed herewith electronically
                   Promissory Note


 10.17             1997 Incentive Plan                 Incorporated by reference to Exhibit
                                                       10.23 to Registrant's Form 10-K
                                                       dated December 31, 1996 (SEC File No.
                                                       0-27968)
 10.18             2001 Employee Stock
                   Option Plan                         Filed herewith electronically

 21                Subsidiaries of the                 Filed herewith electronically
                   Registrant

 23.1              Consent of Virchow Krause           Filed herewith electronically

 23.2              Consent of Arthur Andersen, LLP     Filed herewith electronically
