Form 10-Q/A
period 2001-09-30
ACTIVE IQ TECHNOLOGIES INC
filed 2002-04-12
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                AMENDMENT NO. 1
                                       TO
                                QUARTERLY REPORT
                                       ON
                                  FORM 10-Q/A



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

              5720 SMETANA DRIVE, SUITE 101, MINNETONKA, MN 55343
                    (Address of Principal Executive Offices)

                                 (952) 345-6600
                (Issuer's Telephone Number, Including Area Code)


              601 CARLSON PARKWAY, SUITE 1550, MINNETONKA, MN 55305 (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)


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

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30,        December 31,
                                                                                 2001                 2000
                                                                            ------------           -----------
                                                                             (unaudited)
                               ASSETS
CURRENT ASSETS
     Cash and equivalents                                                    $  4,523,856           $ 1,349,457
     Accounts receivable, net                                                     144,907                    --
     Note receivable                                                              507,500                    --
     Inventories                                                                   86,467                    --
     Prepaid expenses                                                              65,380                57,285
                                                                             ------------           -----------
         Total current assets                                                   5,328,110             1,406,742

PROPERTY and EQUIPMENT, net                                                       540,863               549,116
ACQUIRED SOFTWARE DEVELOPMENT                                                   1,018,268                    --
PREPAID ROYALTIES                                                                      --               500,001
OTHER ASSETS, net                                                                  79,660               216,072
GOODWILL, net                                                                   6,506,285                    --
OTHER INTANGIBLES                                                               1,518,676                    --
                                                                             ------------           -----------
                                                                             $ 14,991,862           $ 2,671,931
                                                                             ============           ===========
                LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank line of credit                                                     $    168,914           $    97,529
     Current portion notes payable - shareholders                               1,656,837                    --
     Accounts payable                                                             406,738               257,509
     Deferred revenue                                                           1,301,255               306,000
     Accrued expenses                                                             422,794                83,141
     Current portion of capital lease obligations                                      --                19,058
                                                                             ------------           -----------
               Total current liabilities                                        3,956,538               763,237

LONG-TERM OBLIGATIONS, less current maturities                                    538,987                27,158
                                                                             ------------           -----------
               Total liabilities                                                4,495,525               790,395
                                                                             ------------           -----------

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 40,000,000 shares authorized;
      10,576,412 and 3,835,911 shares issued and outstanding                      105,764                38,359
     Series B Convertible Preferred Stock, $1.00 par value, 365,000 shares authorized, issued and outstanding
                                                                                  365,000                    --
     Additional paid-in capital                                                20,111,600             5,633,040
     Stock subscription receivable                                               (200,000)             (312,500)
     Deferred compensation                                                       (557,957)             (172,813)
     Warrants                                                                     285,947               170,881
     Accumulated deficit                                                       (9,614,017)           (3,475,431)
                                                                             ------------           -----------
           Total shareholders' equity                                          10,496,337             1,881,536
                                                                             ------------           -----------
                                                                             $ 14,991,862           $ 2,671,931
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


Acquisitions Prior to June 30, 2001


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


Acquisitions After June 30, 2001


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


The primary reason for the acquisition of Champion was to expand the Company's software and service support customer base and business. The factors contributing to goodwill were principally based on the Company's belief that synergies would be generated through the combining of the Company's other software and service support with Champion's accounting packages. The total purchase price including the issuance of 299,185 shares of common stock, was approximately $3,072,000, plus an allocation from software development costs to acquired software developed of approximately $499,000. Common stock was valued at $4.89 per share, the average of the closing bid and ask price for the Company's common stock 10 trading days before September 18, 2001 (the effective date of the acquisition of Champion). The Company did not issue any options or warrants in conjunction with the Champion acquisition.


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


In December 2000, the Company entered into an agreement with Intranet Solutions, Inc. (n/k/a Stellent, Inc.) ("Stellent") whereby Stellent cancelled a promissory note and accrued interest in the amounts of $300,000 and $6,000 (total $306,000), respectively, in exchange for an advance on fees payable upon the resale of the Company's Content Categorizer product. Stellent was to pay the Company 30% of sales generated by the Content Categorizer on a quarterly basis. The amount converted of $306,000 was reflected as deferred revenue in the consolidated balance sheet as of December 31, 2000. Also in December 2000, the Company entered in a nonexclusive reseller agreement that allows the Company to resell Stellent's Xpedio software on a worldwide basis. The Company was to pay Stellent 15% of net receipts of Xpedio. In connection with the agreement, the Company paid $150,000 cash and issued 127,273 shares of common stock valued at $2.75 per share for a nonrefundable prepaid royalty. This total of $500,000 was recorded as other assets on the Company's consolidated balance sheet as of December 31, 2000. In April 2001, the Company sold its Content Categorizer to Stellent for $400,000 cash and the satisfaction of the advance on fees payable of $306,000, a total of $706,000. In connection with this agreement the Company netted the prepaid royalty against the sales transaction since the Company's management decided to terminate all selling efforts of the Xpedio software. The $500,000 asset write off was recorded as a reduction of revenue since both transactions occurred simultaneously and were with a related party.


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


EQUITY ISSUANCES

During the nine month period ended September 30, 2001 the Company issued the following equity securities:

Meteor transaction

As part of the merger with Meteor Industries, Inc., the Company issued 3,874,511 shares of common stock and 365,000 shares of $1.00 Series B Convertible Preferred stock as well as 365,000 Series B Preferred warrants exercisable at $2.50 per share. There were also 4,483,101 Class B warrants issued at an exercise price of $5.50 per share as part of the transaction. Additionally, the Company carried over 2,047,935 options to purchase common stock exercisable at $2.50 to $5.25 per share from Meteor as well as 690,000 warrants exercisable at $7.15 per share.

Other common stock issuances

During January 2001, the Company sold 400,000 shares of common stock at $2.75 per share to Meteor Industries, Inc. for $2.75 per share.

The Company issued 550,000 shares of common stock in January and April 2001 to the former shareholders of Edge as part of the completion of the merger (see Note B).

In June 2001, the Company issued 400,000 shares of common stock valued at $4.45 per share as part of the purchase of Red Wing Business Systems, Inc. (See Note
B)

In June 2001, the Company sold 500,000 shares of its common stock at $3.00 per share in a private placement of its common stock. The private placement resulted in proceeds of $1.5 million.

In September 2001, the Company issued 299,185 shares of common stock valued at $4.89 per share as part of the purchase of Champion Business Systems, Inc. (See Note B)

During the nine month period ended September 30, 2001 the Company issued 608,472 shares of common stock pursuant to option and warrant exercises. Proceeds of $2,852,000 were received from the exercise of options.

Other option grants

During the nine months ended September 30, 2001, the Company granted 1,918,000 options to purchase common stock at prices ranging from $1.00 to $5.20 per share in addition to those options carried over from the Meteor merger. All options were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant with the exception of the following grants for which compensation was recorded:

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

Deferred compensation was reversed by $35,000 in the nine months ending September 30, 2001 for prior deferred compensation established related to employees that left the Company had their options cancelled prior to exercise.

The total amount compensation expense recorded for the nine months ending September 30, 2001 was $247,000. Following is a roll forward of the deferred compensation account since December 31, 2001:

         Balance at December 31, 2000       $172,813
         Additions                           667,250
         Correlations                        (35,000)
         Compensation expense               (247,106)
                                            --------
         Balance at September 30, 2001      $557,957
                                            ========

Other Warrant Grants

During June 2001 the Company issued 300,000 warrants to purchase common stock at $5.50 per share in conjunction with the private placement of our common stock. Our stock was sold in units of 50,000 shares with attached warrants to purchase 30,000 shares of common stock. The Company assigned $114,000 of the purchase price to warrants using the Black Scholes pricing model.

In addition the warrants issued with as part of the units sold, we also issued warrants totaling 450,000 with an exercise price of $5.50 per share and 250,000 with an exercise price of $7.50 per share for fundraising services. No value was assigned to these warrant issuances as they were for fundraising services and do not impact our results of operations.

The Company also issued 7,636 warrants to purchase common stock at $2.75 to a vendor in exchange for services completed. The warrants were valued at $23,748 using the Black Scholes pricing model with the following assumptions, interest rate of 4.6%, expected time to exercise of 5 years, and volatility of 37%.


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


The revenues for the nine months ended September 30, 2001 were $1,053,443 compared to no revenue for the same period in 2000. The revenues for the nine months ended September 30, 2001 were derived as follows: a net of $206,000 from our agreement with Stellent, Inc. (as described in the following paragraph); $147,571 from our Epoxy Network; and $699,872 from Red Wing and Champion, the latter of which we acquired on September 18, 2001. During fiscal 2000, our company was in the development stage and had not yet generated any revenues.



In December 2000, we entered into an agreement with Stellent, Inc., formerly IntraNet Solutions, Inc. ("Stellent"), whereby Stellent cancelled a promissory note and accrued interest thereon in the amounts of $300,000 and $6,000, respectively, in exchange for an advance on fees payable upon the resale of our Content Categorizer product. Stellent was to pay to our company on a quarterly basis 30 percent of the revenue generated by sales of Content Categorizer. The amount converted of $306,000 was reflected as deferred revenue on our consolidated balance sheet as of December 31, 2000. Also in December 2000, we entered into a nonexclusive reseller agreement with Stellent that allowed us to resell Stellent's Xpedio software on a worldwide basis. We agreed to pay Stellent 15 percent of net receipts resulting from our sales of Xpedio. In connection with the agreement, we paid Stellent $500,000 as a nonrefundable prepaid royalty, of which $150,000 was paid in cash and the remaining $350,000 was paid by issuing to Stellent 127,273 shares of our common stock (valued at $2.75 per share). We recorded this $500,000 as "other assets" on our consolidated balance sheet as of December 31, 2000. In April 2001, we sold our Content Categorizer to Stellent for $400,000 in cash and the satisfaction of the advance on fees payable of $306,000, for a total of $706,000. In connection with this agreement, we netted the prepaid royalty against the sales transaction since our management decided to terminate all selling efforts of the Xpedio software. The $500,000 asset write-off was recorded as a reduction of revenue since both transactions occurred simultaneously and were with a related party.


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

                                         ACTIVE IQ TECHNOLOGIES, INC.


                                         By:   /s/ D. Bradly Olah
                                               -------------------------
                                               D. Bradly Olah
                                               Chief Executive Officer and
                                               Chief Financial Officer




Date:    April 12, 2002