Form 10-Q
period 2002-03-31
ACTIVE IQ TECHNOLOGIES INC
filed 2002-05-13
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______



                         COMMISSION FILE NUMBER 1-12401

-------------------------------------------------------------------------------

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

                                  952.345.6600
                (Issuer's Telephone Number, Including Area Code)




     (Former Name, Former Address and Former Fiscal Year, If Changed Since
                                  Last Report)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10, 2002, there were 11,646,345 shares of common stock, $.01 par value, outstanding.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that is based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 2 entitled "RISK FACTORS," among others, may impact forward-looking statements contained in this Form 10-Q.

                          ACTIVE IQ TECHNOLOGIES, INC.
                                 FORM 10-Q INDEX
                                 MARCH 31, 2002


                                                                                      Page
                                                                                      ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                                    4

         Condensed Consolidated Balance Sheets -
                  As of March 31, 2002 and December 31, 2001                            4

         Condensed Consolidated Statements of Operations -
                  For the three months ended March 31, 2002 and March 31, 2001          5

         Condensed Consolidated Statements of Cash Flows -
                  For the three months ended March 31, 2002 and March 31, 2001          6

         Notes to the Condensed Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                        12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    19



PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                                     20

Item 6.  Exhibits and Reports on Form 8-K                                              20

         Signatures                                                                    21

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (unaudited)
                                                                           March 31,           December 31,
                                                                             2002                  2001
                                                                         ------------          ------------
                             ASSETS

CURRENT ASSETS
  Cash and equivalents                                                   $    330,601          $  1,764,893
  Accounts receivable, net                                                    249,566               284,451
  Note receivable                                                             291,918               500,000
  Inventories                                                                  54,571                60,121
  Prepaid expenses                                                             36,533                24,985
                                                                         ------------          ------------
         Total current assets                                                 963,189             2,634,450

PROPERTY and EQUIPMENT, net                                                   419,875               520,489
ACQUIRED SOFTWARE DEVELOPED, net                                              854,747               933,407
PREPAID ROYALTIES                                                           1,448,597             1,500,000
OTHER ASSETS, net                                                              48,208                74,950
GOODWILL, net                                                               5,916,924             5,916,924
OTHER INTANGIBLES, net                                                      1,753,896             2,048,552
                                                                         ------------          ------------
                                                                         $ 11,405,436          $ 13,628,772
                                                                         ============          ============

              LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion notes payable - shareholders                           $  2,252,918          $  2,791,521
  Accounts payable                                                            339,825               443,212
  Deferred revenue                                                          1,593,054             1,481,750
  Accrued expenses                                                            298,049               597,421
                                                                         ------------          ------------
         Total current liabilities                                          4,483,846             5,313,904

LONG-TERM SHAREHOLDERS NOTES PAYABLE,
  Less current portion                                                         45,935               307,551
                                                                         ------------          ------------
         Total liabilities                                                  4,529,781             5,621,455
                                                                         ------------          ------------

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
  Series B Convertible Preferred Stock, $1.00 par value,
         shares issued and outstanding are 0 and 365,000 at
         March 31, 2002 and December 31, 2001                                      --               365,000
  Common stock, $.01 par value, 39,635,000 shares authorized;
         11,646,345 and 10,731,345 shares issued and outstanding              116,463               107,313
  Additional paid-in capital                                               21,770,342            19,335,027
  Stock subscriptions receivable                                           (2,200,000)             (200,000)
  Deferred compensation                                                      (279,772)             (311,701)
  Warrants                                                                  1,728,687             1,633,917
  Accumulated deficit                                                     (14,260,065)          (12,922,239)
                                                                         ------------          ------------
         Total shareholders' equity                                         6,875,655             8,007,317
                                                                         ------------          ------------
                                                                         $ 11,405,436          $ 13,628,772
                                                                         ============          ============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three months ended March 31,
                                                  2002                  2001
                                              ------------          ------------
REVENUES                                      $  1,224,314          $     35,311
                                              ------------          ------------

OPERATING EXPENSES:
  Cost of goods                                    497,265                    --
  Selling, general and administrative            1,621,498               782,311
  Depreciation and amortization                    422,809               188,984
  Product development                               44,869               198,195
  Loss on disposal of assets                        25,480                    --
                                              ------------          ------------
         Total operating expenses                2,611,921             1,169,490
                                              ------------          ------------

LOSS FROM OPERATIONS                            (1,387,607)           (1,134,179)
                                              ------------          ------------

OTHER INCOME (EXPENSE):
  Interest income                                   41,464                23,858
  Other income                                      20,000                    --
  Interest expense                                 (11,683)               (5,413)
                                              ------------          ------------
         Total other income                         49,781                18,445
                                              ------------          ------------

NET LOSS                                      $ (1,337,826)         $ (1,115,734)
                                              ============          ============

BASIC AND DILUTED NET LOSS
PER COMMON SHARE                              $      (0.12)         $      (0.25)
                                              ============          ============

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES                      11,377,023             4,472,300
                                              ============          ============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three months ended March 31,
                                                                                       2002                 2001
                                                                                   -----------          -----------
OPERATING ACTIVITIES:
Net loss                                                                           $(1,337,826)         $(1,115,734)
Adjustments to reconcile net loss to cash flows from operating activities:
  Depreciation and amortization                                                        344,150              188,984
  Deferred compensation expense                                                         31,929               31,900
  Loss on disposal of assets                                                            71,145                   --
  Warrants issued to non-employee                                                       61,020                   --
  Amortization of debt discount                                                         31,272                   --
  Amortization of acquired software developed                                           78,660                   --
Changes in operating assets and liabilities:
  Accounts receivable, net                                                             242,968               (7,134)
  Inventories                                                                            5,550                   --
  Prepaid expenses                                                                     (11,549)             (15,908)
  Prepaid royalties                                                                      1,403                   --
  Other assets                                                                          26,742              (68,293)
  Accounts payable                                                                    (103,387)              45,451
  Deferred revenue                                                                     111,304                   --
  Accrued expenses                                                                    (299,373)             (20,545)
                                                                                   -----------          -----------
        Net cash used in operating activities                                         (745,992)            (961,279)
                                                                                   -----------          -----------

INVESTING ACTIVITIES:
  Acquisition of Edge Technologies Incorporated                                             --             (308,016)
  Purchases of property and equipment                                                  (20,025)             (45,899)
                                                                                   -----------          -----------
        Net cash used in investing activities                                          (20,025)            (353,915)
                                                                                   -----------          -----------

FINANCING ACTIVITIES:
  Net decrease on bank line of credit                                                       --               (2,179)
  Payments on short-term notes payable                                              (1,197,740)                  --
  Common stock repurchased and retired                                                 (63,035)                  --
  Cash proceeds from issuance of common stock                                               --            1,100,000
  Cash proceeds from exercise of options and warrants                                  142,500                   --
  Cash proceeds from short-term notes payable and warrants                             450,000                   --
                                                                                   -----------          -----------
        Net cash provided by (used in) financing activities                           (668,275)           1,097,821
                                                                                   -----------          -----------

DECREASE IN CASH and EQUIVALENTS                                                    (1,434,292)            (217,373)

CASH AND EQUIVALENTS, beginning of period                                            1,764,893            1,349,457
                                                                                   -----------          -----------

CASH AND EQUIVALENTS, end of period                                                $   330,601          $ 1,132,084
                                                                                   ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                                                           $     1,365          $     5,414
  Non-cash financing and investing activities:
    Common stock issued in exchange for stock subscription receivable              $ 2,000,000          $        --
    Conversion of preferred stock into common stock                                $   365,000          $        --
    Common stock issued in acquisitions                                            $        --          $   933,199
    Capital lease obligations                                                      $        --          $    45,460

      See accompanying notes to condensed consolidated financial statements

                          ACTIVE IQ TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS

Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provides industry-specific solutions for managing, sharing and collaborating on business information via the Web, accounting software and until March 2002, eBusiness services solutions. Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., we develop and distribute web-based content management solutions. Our hosted delivery model minimizes implementation complexities by capturing paper and electronic documents, transforms them to web-viewable formats, personalizes them based on security needs and delivers them over the Web to a broad range of users. We also offer traditional accounting and financial management software solutions through our accounting publishers of Red Wing Business Systems ("Red Wing"), Champion Business Systems ("Champion") and FMS Marketing, Inc. ("FMS") our wholly owned subsidiaries. Effective December 31, 2001, we merged FMS into Red Wing. Until March 28, 2002, we offered eBusiness applications and software solutions as part of our Epoxy Network, at which time, we granted a non-exclusive license to use and distribute our Epoxy Network to an unrelated third party.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. ("Old AIQ") and a wholly owned subsidiary of the Company closed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company subsidiary. Immediately prior to the merger, the Company (i) sold all of its assets relating to its petroleum and gas distribution business,
(ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger for accounting purposes, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of its acquisition of Edge Technologies Incorporated. Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ's efforts have been devoted to the development of its principal product and raising capital.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed April 5, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year as a whole.

Revenue Recognition and Deferred Revenue

We currently derive revenues from subscribers of our hosted solutions. We recognize monthly revenues after all of the following criteria have been met:
(i) the subscriber executes a twelve month license agreement, (ii) the license fee is fixed and payable monthly over the twelve months, and (iii) the software has been delivered to the prescribed hosted server. If we do not receive the monthly license fee as described in the agreement, we have the right to terminate the agreement. Revenue related to multiple elements in the arrangement is allocated to each element based on the fair value of element, such as license fees and professional services. Fair value is determined based on vendor specific objective evidence.

Through March 28, 2002, we recognized revenues from our Epoxy Network, at which time, we granted the non-exclusive rights to use and distribute our Epoxy Network to an unrelated third party. Epoxy Network subscription revenue was recognized monthly after the customer accepted the license agreement and we verified that the customer had a version of software we interfaced with. After the initial period of set up and configuration, customers were invoiced at the beginning of each month for all services subscribed to.

Through our subsidiaries of Red Wing and Champion, we recognize the revenues derived from software sales after all of the following criteria have been met:
(i) there is an executed license agreement, (ii) software has been delivered to the customer, (iii) the license fee is fixed and payable within twelve months,
(iv) collection is deemed probable, and (v) product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Service revenue is recognized ratably over the term of the agreement, which is typically one year. All service revenue invoiced in excess of revenue recognized is recorded as deferred revenue.

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

Income Taxes

We account for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of our assets and liabilities at currently enacted tax rates.

We have recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Software Development Costs

Effective January 1, 1999, we implemented Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP 98-1, expenditures for internal use software are expensed during the preliminary project stage.

Segment Reporting

We sell software in the United States within the business and agricultural industries, providing similar products to similar customers. The software packages also possess similar pricing structures specific to each industry, resulting in similar long-term expected financial performance characteristics. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

NOTE 3 - NOTE RECEIVABLE

We completed our merger with Old AIQ on April 30, 2001 and we entered into a note receivable in the amount of $500,000. The note is secured by a stock pledge dated April 27, 2001, pledging 1,500,000 shares of common stock of Capco Energy, Inc. We granted an extension of the due date to May 10, 2002. The note receivable accrues interest at 10% per annum. As of March 31, 2002, the remaining principal balance due was approximately $292,000.

NOTE 4 - PREPAID ROYALTIES

We have an application service provider software license agreement with Stellent, Inc., a shareholder of ours, which required advance royalty payments and certain minimum royalty fees. The prepaid royalties at March 31, 2002 of $1,448,597 relates to minimum royalty fees required under the agreement. (See
Note 5 - Debt for a further explanation of the Stellent agreement.)


NOTE 5 - DEBT

Notes Payable - Shareholders

Two investors in Red Wing receive monthly principal and interest payments, ranging from 7% to 8 1/2%. The investors are current employees at Red Wing. Note balances as of March 31, 2002 were $12,397 and $49,588, requiring monthly principal and interest payments of $317 and $1,267, both through December 2005.

Pursuant to a Stock Purchase Agreement dated June 6, 2001, we purchased all of the outstanding capital stock from the shareholders of Red Wing Business Systems, Inc. Under the agreement, we are obligated to pay a remaining $800,000 of cash in two future payments of $400,000, due June 2002 and December 2002. We are recording an imputed interest expense of 7% per annum.

Pursuant to the terms of the merger agreement dated August 30, 2001 we purchased all of the outstanding capital stock from the shareholders of Champion Business Systems, Inc. Under the agreement, we are obligated to pay a remaining $750,000 in three future payments of $250,000 due on the May 18 and September 18, 2002, and on January 18, 2003. We are recording an imputed interest expense of 7% per annum. Currently, we are in discussions with these shareholders to re-negotiate the payment terms of the notes.

Pursuant to the terms of the merger agreement dated October 10, 2001, we purchased all of the outstanding capital stock from the shareholders of FMS Marketing, Inc. Under the agreement, we were obligated to pay the remaining $300,000 on April 10, 2002. Currently, these notes remain outstanding as we attempt to re-negotiate the payment terms. We are recording an imputed interest expense of 7% per annum.

On December 28, 2001, we entered in an application service provider (ASP) software license agreement (the "2001 ASP Agreement") with Stellent, Inc., a shareholder of ours. The 2001 ASP Agreement provides us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent's Content Management software. We agreed to pay Stellent a royalty of 20% of net receipts, as defined in the 2001 ASP License Agreement, or $500 per month per customer, whichever is greater, with an aggregate minimum royalty payment of $2,000,000. The minimum royalty was payable as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we paid the balance due on the royalties and in consideration of the early payment, we received a 5% discount, or $50,000.

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills who currently is a director and shareholder. The loan is evidenced by a 90-day promissory note and accrues interest at the rate of 7% annually. We used the proceeds of the loan to pay the remaining balance owed to Stellent, pursuant to the 2001 ASP Agreement discussed above. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. The proceeds were allocated to the fair value of the securities issued (debt and warrant issued).


NOTE 6 - SHAREHOLDERS' EQUITY

Series B Convertible Preferred Stock

During February 2002, all 365,000 shares of Series B Convertible Preferred Stock were converted into units, each unit consisting of one share of common stock and one warrant to purchase common stock. The warrants issued as part of the units converted are exercisable until May 15, 2005, at an exercise price of $2.50 per share.

Stock Subscription Receivable

In December 2000, we entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. In April 2002, the receivable was paid.

On January 1, 2002, we amended the employment agreement with D. Bradly Olah, our President and Chief Executive Officer. Following the amendment of his employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement. Mr. Olah cannot sell or otherwise transfer any of the shares acquired under this option agreement until such time as the shares would have vested in accordance with the vesting schedule provided in the option agreement and the note has been repaid.

Warrant Grants

During March 2002 we issued a warrant to purchase 54,000 shares of common stock at $5.50 per share to an underwriter who exercised a warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The original warrant had an exercise price of $6.875 and was re-priced to $2.00 per share. We recorded an expense of $61,020 related to the exercise of the warrant using the Black-Scholes pricing model. The newly issued warrant expires on April 30, 2006.

Also in March 2002, we issued a 5-year warrant to purchase 25,000 shares of common stock at $3.00 per share in conjunction with a loan from a director. We recorded $33,750 against the loan using the Black-Scholes pricing model.

Information regarding the Company's warrants is summarized below:

                                                                      Weighted average              Range of
                                                    Number             exercise price            exercise price
Outstanding at December 31, 2001                   7,779,456              $   5.28              $   1.00 - 60.00
     Granted                                          79,000                  4.71                  3.00 -  5.50
     Cancelled or expired                             13,500                  2.43                          2.43
     Exercised                                        54,000                  2.00                          2.00
                                                   ---------              --------              ----------------
Outstanding at March 31, 2002                      7,790,956              $   5.25              $   1.00 - 60.00
                                                   =========              ========              ================


NOTE 7 - RELATED PARTY TRANSACTIONS

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Wayne W. Mills who currently is a director and shareholder of the Company. The loan is evidenced by a 90-day promissory note and accrues interest at the rate of 7% annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share.


NOTE 8 - SUBSEQUENT EVENT

In May 2002, we received a $75,000 payment on the note receivable discussed in
Note 3 above.

                          ACTIVE IQ TECHNOLOGIES, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001.


OVERVIEW

Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provides industry-specific solutions for managing, sharing and collaborating on business information via the Web, accounting software and until March 2002, eBusiness services solutions. Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., we develop and distribute web-based content management solutions. Our hosted delivery model minimizes implementation complexities by capturing paper and electronic documents, transforms them to web-viewable formats, personalizes them based on security needs and delivers them over the Web to a broad range of users. We also offer traditional accounting and financial management software solutions through our accounting publishers of Red Wing Business Systems ("Red Wing") and Champion Business Systems ("Champion") our wholly owned subsidiaries. Until March 28, 2002, we offered eBusiness applications and software solutions as part of our Epoxy Network, at which time, we granted a non-exclusive license to use and distribute our Epoxy Network to an unrelated third party.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. ("Old AIQ") and a wholly owned subsidiary of the Company completed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company's subsidiary. Immediately prior to the merger, the Company
(i) sold all of its assets relating to its petroleum and gas distribution business, (ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger for accounting purposes, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of its acquisition of Edge Technologies Incorporated. Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers.

We are still developing and implementing our business plan, which will require additional financing that may not be available on acceptable terms or even at all. See Liquidity and Capital Resources. We are also subject to risks and uncertainties common to developing technology-based companies, including but not limited to: our limited operating history, the rapid technological changes, acceptance of our products, dependence on our current personnel, the ability to form and maintain strategic relationships with third-party manufacturers, security and privacy issues.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001.


Revenues

Revenues for the quarter ended March 31, 2002 were $1,224,314 compared to $35,311 for the same period in 2001. Our revenues by product line were as follows: our hosted solutions generated $57,014, the Epoxy Network generated $46,774, and $1,120,526 from Red Wing and Champion. The increase of $1,189,003 is primarily due to the acquisitions of the accounting publishers of Red Wing, Champion and FMS Marketing, Inc. ("FMS" which was subsequently merged into Red
Wing).

Through March 28, 2002, we recognized revenues from our Epoxy Network, at which time, we granted a non-exclusive license to use and distribute our Epoxy Network to an unrelated third party. We have retained the full ownership of the Epoxy Network code and should continue to receive insignificant royalties from the grantee.

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


Operating Expenses

Cost of goods sold for the quarter ended March 31, 2002 were $497,265 compared to no costs for the same period in 2001. These costs include hosting fees, wages, compact discs and manuals, overhead allocation and shipping and packaging costs. The costs are primarily related to our accounting publishers operations.

Selling, general and administrative expenses for the quarter ended March 31, 2002 were $1,621,498 compared to $782,311 for the same period in 2001. The $839,187 increase in selling, general and administrative expenses was primarily related to our accounting publishers operations.

Depreciation and amortization expense for the quarter ended March 31, 2002 was $422,809 compared to $188,984 for the same period in 2001. Depreciation and amortization expense of property, equipment and other intangibles was $128,153 and other acquisition related intangible amortization expense was $294,656 for the quarter ended March 31, 2002. The expenses are primarily related to the acquisitions of our accounting publishers.

Product development expenses for the quarter ended March 31, 2002 were $44,869 as compared to $198,195 for the same period in 2001. The decrease of $153,326 relates to the reduction in the number of software engineers we employed during 2001. As we begin to develop our hosted solutions business model, we anticipate that product development costs for the remainder of 2002 should remain consistent with 2001.

On February 12, 2002, we closed our Las Vegas, Nevada office and entered into a sub-lease and received from our sub-tenant an agreement to indemnify us against claims from our sub-landlord. With this closure, we recorded a loss on disposal of assets located within this leased facility of $24,879 for the quarter ended March 31, 2002.


Other Income and Expenses

Our other income and expense consists of interest income, other income and interest expense. Interest income for the quarter ended March 31, 2002 was $41,464 compared to $23,858 for the same period in 2001. The $17,606 increase is due primarily to the interest we are recording relating to our note and stock subscription receivables. We expect interest income to remain at similar levels in the near future.

We also recorded $20,000 of other income for the quarter ended March 31, 2002, when we granted the non-exclusive rights to use and distribute our Epoxy Network to an unrelated third party. In addition, we are entitled to monthly royalty payments of 7.5% of all fees or charges accrued or received by the grantee. There are no guaranteed minimum royalties and we are entitled to receive an aggregate of $100,000 of royalty payments. No receivable has been recorded against the future royalties.

Interest expense for the quarter ended March 31, 2002 was $11,683 compared to $5,413 for the same period in 2001. This expense relates primarily to the amortization of the debt discount on the non-interest bearing notes payable to the old shareholders of Red Wing, Champion and FMS. We record a 7% imputed interest expense against the notes. We expect interest expense to remain consistent over the remainder of the next three quarters.


Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements primarily through the sale of our common stock in private placements and the exercise of employee stock options, in addition to the cash received from our merger with Meteor Industries. Net cash used by operating activities was $745,992 for the quarter ended March 31, 2002, compared to net cash used by operating activities of $961,279 for the same period in 2001.

We had a working capital deficit of $3,520,657 at March 31, 2002, compared to working capital deficit of $2,679,454 at December 31, 2001. Cash and equivalents were $330,601 at March 31, 2002, representing a decrease of $1,434,292 from the cash and equivalents of $1,764,893 at December 31, 2001. Our principal commitment consists of payments to the former shareholders at Red Wing, Champion and FMS. The remaining notes payable to Red Wing of $800,000 (two payments of $400,000 each) are due June 2002 and December 2002. The remaining notes payable to Champion of $750,000 (three payments of $250,000 each), are due May 2002, September 2002 and January 2003. The remaining notes payable to FMS Marketing of $300,000 was due April 10, 2002. Currently, this note remains outstanding as we attempt to re-negotiate the terms. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.

On December 28, 2001, we entered in an application service provider software license agreement (the "2001 ASP Agreement") with Stellent, Inc., a shareholder of ours. We agreed to pay Stellent a royalty of 20% of net receipts, as defined in the 2001 ASP License Agreement, or $500 per month per customer, whichever is greater, with an aggregate minimum royalty payment of $2,000,000. The minimum royalty was payable as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we paid the balance due on the royalties and in consideration of the early payment we received a 5% discount, or $50,000.

On March 14, 2002, we issued a warrant to purchase 54,000 shares of common stock at $5.50 per share to an underwriter who exercised a warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The original warrant had an exercise price of $6.875 and was re-priced to $2.00 per share, providing net proceeds of $108,000. We recorded an expense of $61,020 related to the exercise of the warrant using the Black-Scholes pricing model. The newly issued warrant expires on April 30, 2006.

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Wayne W. Mills who currently is a director and shareholder of our Company. The loan is evidenced by a 90-day promissory note and accrues interest at the rate of 7% annually. We used the proceeds of the loan to pay the remaining balance owed to Stellent, pursuant to the 2001 ASP Agreement discussed above. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share.

We anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that the existing sources of liquidity and the results of our operations will not provide cash to fund operations for the next twelve months. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender, the exercise of options and warrants or to sell assets. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.


RISKS FACTORS

WE HAVE NO MEANINGFUL OPERATING HISTORY ON WHICH TO EVALUATE OUR BUSINESS OR PROSPECTS.

We were a development stage company until January 2001 when we acquired Edge Technologies. Accordingly, we do not have a significant operating history on which you can base an evaluation of our business and prospects. Our business prospects must therefore be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets using new and unproven business models. These risks include our:

-    substantial dependence on products with only limited market acceptance;

-    need to create sales and support organizations;

-    competition;

-    need to manage changing operations;

-    customer concentration;

-    reliance on strategic relationships; and

-    dependence on key personnel.

We also depend heavily on the growing use of the Internet for commerce and communication and on general economic conditions. Our management cannot be certain that our business strategy will be successful or that it will successfully address these risks.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the quarter ended March 31, 2002, we had a net loss of $1.34 million, and since our inception as Old AIQ in April 1996 through March 31, 2002, we have incurred an aggregate net loss of $14.26 million. As of March 31, 2002, we had total assets of $11.4 million. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably. Furthermore, to the extent our business strategy is successful, we must manage the transition to higher volume operations, which will require us to control overhead expenses and add necessary personnel.

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

BECAUSE WE ARE DEPENDENT UPON THIRD-PARTY SYSTEMS AND STRATEGIC RELATIONSHIPS, OUR BUSINESS MAY BE HARMED IF WE DO NOT MAINTAIN THOSE RELATIONSHIPS.

We license key elements of our hosted solutions offerings from third parties, including Stellent, Inc., a shareholder of ours, from which we license, among other things, its Content Management solution. Termination of these licenses would adversely affect our business.

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

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO SUCCESSFULLY INTEGRATE OUR RECENT ACQUISITIONS WITH OUR BUSINESS PLAN.

From June 2001 to October 2001, we acquired Red Wing Business Systems, Inc., Champion Business Systems, Inc. and FMS Marketing, Inc. (which we later merged into Red Wing Business Systems) and we are currently integrating those businesses and products with ours. The integration of Red Wing Business Systems, Champion Business Systems and FMS Marketing with our operations involves the following risks:

- failure to develop complementary pro+duct offerings and marketing strategies;

-    failure to maintain the customer relationships of the acquired businesses;

-    failure to retain the key employees of the acquired businesses;

-    failure to effectively coordinate product development efforts;

-    failure to successfully manage operations that are geographically diverse;
     and

- diversion of our management's time and attention from other aspects of our business.

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

OUR MARKETS ARE HIGHLY COMPETITIVE AND WE MAY NOT BE ABLE TO EFFECTIVELY
COMPETE.

We compete in markets that are new, intensely competitive, highly fragmented and rapidly changing. We face competition in the overall Internet, Corporate Intranet and Extranet infrastructure market. We will experience increased competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

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

Our markets are characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products obsolete. Our future success will depend upon our ability to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of our customers. We may be unable to develop any products on a timely basis, or at all, and we may experience delays in releasing new products and product enhancements. Material delays in introducing new products and enhancements may cause our customers to forego purchases of our products and purchase those of our competitors.

IF WE ARE UNABLE TO DEVELOP AND GROW OUR SALES AND SUPPORT ORGANIZATIONS, OUR BUSINESS WILL NOT BE SUCCESSFUL.

We will need to create and substantially grow our direct and indirect sales operations, both domestically and internationally, in order to create and increase market awareness and sales. Our products and services will require a sophisticated sales effort targeted at several people within our prospective customers. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners, including value added resellers. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. There is also no assurance that the pricing model relating to our hosted solution product will be accepted by our customers.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL.

Our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. We also expect to continue to add other important personnel in the near future. The loss of any of those individuals may have a material adverse impact on our business. We intend to hire a significant number of sales, support, marketing, and research and development personnel in fiscal 2002 and beyond. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Further, some of these individuals may be either unable to begin or continue working for us because they may be subject to non-competition agreements with their former employers.

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


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Sensitivity

We do not enter into contracts for speculative purposes, nor are we a party to any leveraged instruments. There has been no material change in our market risks associated with debt obligations during the quarter ended March 31, 2002.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 14, 2002, the holder of a warrant issued as compensation to an underwriter of the Company's 1998 offering, exercised the warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock (the "Warrant"). The Warrant was exercised at a price of $2.00 per unit. The Warrant as originally issued, had an exercise price of $6.875. The new warrants issued upon exercise of the Warrant, have an exercise price of $5.50. No commission was paid in connection with this transaction. In connection with this issuance, we relied upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 promulgated thereunder since this was a private, isolated transaction, not constituting a public offering, and we had a reasonable basis for concluding that the warrant holder met the definition of "accredited investor."


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4.1      Warrant BCP-1 dated March 29, 2002

         10.1     Promissory Note dated March 29, 2002


(b)      Reports on Form 8-K

On January 4, 2002, the Company filed a Current Report on Form 8-K dated December 28, 2001, under items 5 and 7 disclosing our Application Service Provider Software License Agreement with Stellent, Inc.

On April 17, 2002, the Company filed a Current Report on Form 8-K/A, dated September 18, 2001, under items 2 and 7. The Company previously filed an 8-K on September 21, 2001 to disclose the Company's acquisition of Champion Business Systems and on November 13, 2001, the Company filed an amendment to Form 8-K to include the financial statements and pro forma financial information required by item 7 of Form 8-K. The Company filed this April 17, 2002 Amendment to Form 8-K to revise to the financial statements and the related notes.

On April 17, 2002, the Company filed a Current Report on Form 8-K/A dated June 6, 2001, under items 2 and 7. The Company previously filed a current report on Form 8-K on June 15, 2001 to disclose the Company's acquisition of Red Wing Business Systems, Inc., and on August 13, 2001 the Company filed an amendment to Form 8-K to include financial statements and pro forma financial information required by Item 7 of Form 8-K. The Company filed this April 17, 2002 Amendment to Form 8-K to revise to the financial statements and the related notes.

On April 17, 2002, the Company filed a Current Report on Form 8-K/A dated April 30, 2001, under Items 2, 4, 5 and 7. The Company filed a current report on Form 8-K on May 14, 2001, to (1) disclose the completion of the merger by and between Meteor Industries, Inc., active IQ Technologies, Inc., and MI Merger, Inc.; (2) disclose the disposition of the assets of Meteor Industries, Inc. to Capco Energy, Inc.; (3) disclose a change of accountants; (4) disclose the extension of the expiration date of the Company's outstanding public warrants; and (5) file the Audited Financial Statements of active IQ Technologies, Inc. for the fiscal year ended December 31, 2000. The Company filed this April 17, 2002 Amendment to Form 8-K to revise to the financial statements and the related notes.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACTIVE IQ TECHNOLOGIES, INC.

                                        By:   /s/   D. Bradly Olah
                                           -----------------------------------
                                                    D. Bradly Olah
                                                    Chief Executive Office and
                                                    Chief Financial Officer


Date:    May 13, 2002