Form 10-K/A
period 2001-12-31
ACTIVE IQ TECHNOLOGIES INC
filed 2002-05-15
CIK 912875

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-K/A


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

                               YES [ X ]     NO [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


At May 10, 2002, 11,646,345 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $10,893,800.

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

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK


The Company's common stock trades on the Nasdaq Small Cap Market under the symbol "AIQT." Prior to May 1, 2001, our stock traded under the symbol "METR." As of May 13, 2002, the last sale price of our common stock as reported by Nasdaq was $1.409 per share. The following table sets forth for the periods indicated the range of high and low sale prices of the common stock as reported by Nasdaq:


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


As of the April 1, 2002, there were approximately 670 record holders of our common stock. Based on securities position listings, we believe that there are approximately 964 beneficial holders of our common stock.


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


The law firm of one of the Company's shareholders provides legal services to the Company. Until April 26, 2001 and prior to the merger with Meteor Industries, the shareholder was also a director of Old AIQ. Through April 2001, costs incurred were $197,136 and for the years ended December 31, 2000 and 1999, total costs incurred were $225,922 and $48,580, respectively. Accounts payable to the shareholder's law firm was $150,436 and $62,362 at December 31, 2001 and 2000, respectively.


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

In October 1999, the Company issued 27,027 shares of common stock to a contractor in exchange for amounts due them for services. The valuation of $40,541 was based upon the September 1999 private placement of $1.50 per share.



In June 2000, the Company conducted a rights offering whereby existing shareholders purchased 1,856,634 shares of common stock for net proceeds of $712,362.


Also in June 2000, the Company issued 216,216 shares of common stock to a contractor in exchange for amounts due them for services rendered under a licensing agreement. The valuation of $81,081 was based upon the value of the Company's common stock using the price the common stock was sold for in the rights offering in June 2000.

In July 2000, the Company issued 151,200 shares of common stock in exchange for a license agreement. The share price of $2.50 was based upon the negotiated fair value of the license agreement.

In September 2000, the Company issued 100,000 shares of common stock at a price of $1.00 per share to a director as consideration for joining the board of directors. The fair value of the Company's common stock at the time of the issuance was $2.75 per share. As a result, the Company recorded expense of $225,000 in 2000 associated with this issuance.

In September 2000, the Company issued 20,000 shares of common stock to certain shareholders in payment of outstanding notes payable. The common stock was valued at $2.75 per share based upon the most recent private placement financing.

In December 2000, the Company issued 29,515 shares of common stock valued at $2.75 per share to a contractor in payment of accounts payable. The shares of common stock were valued based upon the Company's most recent financing.

In December 2000, the Company modified its software licensing agreement with one of its shareholders and entered into a three-year reseller arrangement. In conjunction with the agreement, the Company paid $150,000 in cash and issued 127,273 shares of common stock valued at $2.75 per share as consideration for a nonrefundable, prepaid royalty. The fair value of the common stock issued was based upon the Company's most recent financing.


During August through December 2000, the Company sold 956,780 shares of common stock in a private placement for net proceeds of $2,222,567.


In September 2001, the Company issued 16,667 shares of common stock to one of the law firms of the Company, in exchange for amounts due them for services rendered, which we had previously recorded as accounts payable. The valuation of $89,167 was based upon a $3.00 per share price (to achieve a $50,000 reduction) and key assumptions used in the calculation of the Black-Scholes pricing model.

In September 2001, the Board of Directors authorized a repurchase of up to an aggregate of 500,000 common shares in the open market. Through December 31, 2001, the Company had repurchased and retired 106,667 shares of its common stock ranging from $3.03 to $4.26 per share.

In December 2001, the Company cancelled 3,400 shares of common stock issued under a stock bonus plan. The plan was designed to retain key employees of Meteor Industries after the merger with Old AIQ. The plan issued 25% of the bonus each quarter to the employee if still currently employed by one of the subsidiaries on the last day of each quarter. Termination from employment was cause for forfeiture of any future shares.


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

Other Option grants


In June 2000, the Company issued options to purchase 60,000 shares of common stock at $1.00 per share to a former employee for consulting services. The Company recorded expense equal to the value of the options issued. The value of the options of $25,800 was derived using the Black Scholes option pricing model. Key assumptions used in the calculation include interest rate of 5.5%, expected time to exercise of 5 years, volatility of 40%.

In October 2000, the Company issued 45,000 options to purchase common stock at $1.00 per share in exchange for consulting services. The Black Scholes pricing model was used to determine the fair value of $2.00 per share for the options granted, of which one half was expensed in 2000, representing the portion that has been earned by the consultant. The remaining $45,000 has been recorded as a prepaid asset will be recorded as expense when earned, along with any additional variable charges based upon the fair value of the options on the date earned. Key assumptions used in the calculation of the Black Scholes pricing model include interest rate of 6%, expected time to exercise of 5 years, volatility of 40%.


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
                                                     =========

Other Warrant Grants


In June 2000, the Company issued 22,682 warrants to purchase common stock at $1.00 per share for payment of legal fees to one of our law firms. The warrants were valued at $1.00 per warrant. The value of the services rendered was $22,682, which amount was used as the basis for the valuation.

In August 2000, one of the Company's stockholders advanced the Company $300,000 under a promissory note which was scheduled to mature on October 31, 2001. The note called for interest at 8 percent. In conjunction with the promissory note, the stockholder was granted a warrant to purchase 20,000 shares of the Company's common stock at $2.75 per share. The Company recorded original issue discount of $14,250, which was amortized to interest expense in 2000. In December 2000, the Company signed an agreement with the shareholder to convert the outstanding balance of this note to an advance on fees payable upon the resale of the Company's products which is recorded as deferred revenue in the accompanying balance sheet.

The Company issued warrants through December 31, 2000 to purchase 108,012 shares of common stock at exercise prices ranging from $2.75 to $60.00 per share primarily in conjunction with certain financings. The fair value of these warrants has been recorded as a separate caption in stockholders' equity. The warrants expire through July 2007.


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

Submitted by the Compensation Committee of the Company's Board of Directors:

                                            Ronald E. Eibensteiner
                                            Wayne W. Mills




REPORT OF THE AUDIT COMMITTEE

The Company has established a three-member Audit Committee within the Board of Directors that currently consists of Messrs. Kenneth W. Brimmer, Ronald E. Eibensteiner and Wayne W. Mills. The primary functions of the Audit Committee are (i) to serve an as independent and objective party to monitor the Company's financial reporting process and internal control system, (ii) to review and appraise the audit efforts of the Company's independent accountants and internal audit department, and (iii) to provide an open avenue of communication among the independent accountants, financial and senior management, the internal audit department, and the Board of Directors.

The Board of Directors has determined that, except for Mr. Brimmer, each of the three Audit Committee members is an "independent director," as such term is defined by Section 4200(a)(15) of the listing standards of the National Association of Securities Dealers ("NASD"). Mr. Brimmer does not meet the definition of "independent" because, although he is not currently an employee of the Company, he served as the Company's Chief Executive Officer and Chief Financial Officer from April 30, 2001 through November 27, 2001. Section 4350(d)(2) of the NASD listing standards, however, provides that a director who is not independent as defined by Section 4200(a)(13) and is not currently an employee of the Company or an immediate family member of an employee of the Company may be appointed to the Audit Committee if the Board of Directors determines that is required in the best interests of the Company. Currently, there are only four members of the Company's Board of Directors, one of whom is also President and Chief Executive Officer, and the Company has been unsuccessful in recruiting additional directors. The Board of Directors therefore determined that, notwithstanding Mr. Brimmer's former employment by the Company, it would be in the Company's best interests to have 3 members on the committee, one of whom does not meet the definition of "independent" under NASD rules, rather than have only two independent directors serve on the Audit Committee.

The Board of Directors has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting. The Board of Directors has reviewed, assessed the adequacy of, and approved a written Audit Committee charter, which charter was attached as an exhibit to the Proxy Statement for the 2001 Annual Meeting.

The Audit Committee has reviewed the Company's audited consolidated financial statements for the last fiscal year and discussed them with management.

The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Audit Committee has received and reviewed the written disclosures and the letter from Virchow Krause & Company, LLP, the Company's independent auditors, required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, promulgated by the Independence Standards Board, and has discussed with Virchow Krause & Company, LLP such firm's independence.

The Audit Committee, based on the review and discussions described above, has recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the last fiscal year.

Submitted by the Audit Committee of the Company's Board of Directors:


                                           Kenneth W. Brimmer
                                           Ronald E. Eibensteiner
                                           Wayne W. Mills


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

 10.11             Employment                          Previously filed
                   Agreement
                   effective August
                   1, 2001 by and
                   between Philip C.
                   Rickard and the
                   Company

 10.12             First Amendment to                  Previously filed
                   Employment
                   Agreement dated
                   January 1, 2002 by
                   and between D.
                   Bradly Olah and
                   the Company

 10.13             Employee Stock                      Previously filed
                   Option Agreement
                   dated January 7,
                   2002 between D.
                   Bradly Olah and
                   the Company

 10.14             Restricted Stock                    Previously filed
                   Purchase Agreement
                   dated January 14,
                   2002 by and
                   between D. Bradly
                   Olah and the
                   Company

 10.15             Form of Pledge                      Previously filed
                   Agreement

 10.16             Form of Non-Recourse                Previously filed
                   Promissory Note

 10.17             1997 Incentive Plan                 Incorporated by reference to Exhibit
                                                       10.23 to Registrant's Form 10-K
                                                       dated December 31, 1996 (SEC File No.
                                                       0-27968)
 10.18             2001 Employee Stock
                   Option Plan                         Previously filed

 21                Subsidiaries of the                 Previously filed
                   Registrant

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

                                         ACTIVE IQ TECHNOLOGIES, INC.
                                                ("REGISTRANT")


Dated: May 13, 2002                     By  /s/ D. Bradly Olah
                                             -----------------------------------
                                             D. Bradly Olah
                                             Chief Executive Officer, Chief
                                               Financial Officer and President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 13, 2002 by the following persons on behalf of the Registrant, in the capacities indicated.



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

 10.11             Employment                          Previously filed
                   Agreement
                   effective August
                   1, 2001 by and
                   between Philip C.
                   Rickard and the
                   Company

 10.12             First Amendment to                  Previously filed
                   Employment
                   Agreement dated
                   January 1, 2002 by
                   and between D.
                   Bradly Olah and
                   the Company

 10.13             Employee Stock                      Previously filed
                   Option Agreement
                   dated January 7,
                   2002 between D.
                   Bradly Olah and
                   the Company

 10.14             Restricted Stock                    Previously filed
                   Purchase Agreement
                   dated January 14,
                   2002 by and
                   between D. Bradly
                   Olah and the
                   Company

 10.15             Form of Pledge                      Previously filed
                   Agreement

 10.16             Form of Non-Recourse                Previously filed
                   Promissory Note


 10.17             1997 Incentive Plan                 Incorporated by reference to Exhibit
                                                       10.23 to Registrant's Form 10-K
                                                       dated December 31, 1996 (SEC File No.
                                                       0-27968)
 10.18             2001 Employee Stock
                   Option Plan                         Previously filed

 21                Subsidiaries of the                 Previously filed
                   Registrant

 23.1              Consent of Virchow Krause           Filed herewith electronically

 23.2              Consent of Arthur Andersen, LLP     Filed herewith electronically
