Form 10-Q/A
period 2002-03-31
ACTIVE IQ TECHNOLOGIES INC
filed 2002-05-31
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                AMENDMENT NO. 1
                                       TO
                                QUARTERLY REPORT
                                       ON
                                    FORM 10-Q


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



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 30, 2002, there were 11,646,345 shares of common stock, $.01 par value, outstanding.

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


NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules effective January 1, 2002. The Company will perform the first required goodwill impairment test during the quarter ending June 30, 2002 based on the carrying amount as of January 1, 2002. In accordance with the initial adoption of SFAS No. 142, each reporting unit with assigned goodwill will need to be valued. The Company's two reporting units include software marketed under the Red Wing Business Systems/Champion Business Systems and Edge Technologies brands. If the fair value of these reporting units is greater than the book value, including goodwill, no further testing is required. Based on the preliminary estimates of the fair value of the reporting units, the Company believes there will be no impairment charge relating to goodwill recorded on prior acquisitions. First quarter 2001 pro forma net loss, adjusted for the application of the nonamortization provisions of SFAS No. 142, would have been $980,064 (a decrease in the reported net loss of $135,670) and pro forma net loss per common share would have been $.22 per common share (versus a reported loss per share of $.25). Application of the nonamortization provisions for the entire year 2001 would have decreased the net loss by approximately $2.65 million (or $0.32 per share) and application of the nonamortization provisions for the entire year 2000 and 1999 would not have changed the reported loss of $2,840,419 and $461,981, respectively, as the Company did not record goodwill prior to January 1, 2001.

The gross carrying amount of intangible assets as of December 31, 2001, totaled $2,357,248 (customer list $1,737,248 and noncompete agreements $620,000) and accumulated amortization of $308,696 (customer list $228,435 and noncompete agreements $80,261). The gross carrying amount of intangible assets as of March 31, 2002, totaled $2,357,248 (customer list $1,737,248 and noncompete agreements $620,000) and accumulated amortization of $603,352 (customer list $446,481 and noncompete agreements $156,872). The aggregate amortization expense on intangible assets was $294,656 and $0 for the quarters ended March 31, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets was $319,000, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. The estimated aggregate amortization expense for intangible assets is $1,178,624, $883,968, $0, $0 and $0 for each of the five succeeding years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

There were no changes in the carrying amounts of goodwill from December 31, 2001 to March 31, 2002.



NOTE 4 - NOTE RECEIVABLE


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


NOTE 5 - PREPAID ROYALTIES


We have an application service provider software license agreement with Stellent, Inc., a shareholder of ours, which required advance royalty payments and certain minimum royalty fees. The prepaid royalties at March 31, 2002 of $1,448,597 relates to minimum royalty fees required under the agreement. (See
Note 5 - Debt for a further explanation of the Stellent agreement.)



NOTE 6 - DEBT


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


NOTE 7 - SHAREHOLDERS' EQUITY


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



NOTE 8 - RELATED PARTY TRANSACTIONS


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



NOTE 9 - SUBSEQUENT EVENT


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


Depreciation and amortization expense for the quarter ended March 31, 2002 was $422,809 compared to $188,984 for the same period in 2001. Based on the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles" on January 1, 2002, amortization of goodwill was $0 for the quarter ended March 31, 2002 compared to $135,670 for the quarter ended March 31, 2001. Depreciation and amortization expense of property, equipment and other intangibles was $128,153 and other acquisition related intangible amortization expense was $294,656 for the quarter ended March 31, 2002. The expenses are primarily related to the acquisitions of our accounting publishers.


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


Adoption of New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules effective January 1, 2002. The Company will perform the first required goodwill impairment test during the quarter ending June 30, 2002 based on the carrying amount as of January 1, 2002. In accordance with the initial adoption of SFAS No. 142, each reporting unit with assigned goodwill will need to be valued. The Company's two reporting units include software marketed under the Red Wing Business Systems/Champion Business Systems and Edge Technologies brands. If the fair value of these reporting units is greater than the book value, including goodwill, no further testing is required. Based on the preliminary estimates of the fair value of the reporting units, the Company believes there will be no impairment charge relating to goodwill recorded on prior acquisitions. First quarter 2001 pro forma net loss, adjusted for the application of the nonamortization provisions of SFAS No. 142, would have been $980,064 (a decrease in the reported net loss of $135,670) and pro forma net loss per common share would have been $.22 per common share (versus a reported loss per share of $.25). Application of the nonamortization provisions for the entire year 2001 would have decreased the net loss by approximately $2.65 million (or $0.32 per share) and application of the nonamortization provisions for the entire year 2000 and 1999 would not have changed the reported loss of $2,840,419 and $461,981, respectively, as the Company did not record goodwill prior to January 1, 2001.

The gross carrying amount of intangible assets as of December 31, 2001, totaled $2,357,248 (customer list $1,737,248 and noncompete agreements $620,000) and accumulated amortization of $308,696 (customer list $228,435 and noncompete agreements $80,261). The gross carrying amount of intangible assets as of March 31, 2002, totaled $2,357,248 (customer list $1,737,248 and noncompete agreements $620,000) and accumulated amortization of $603,352 (customer list $446,481 and noncompete agreements $156,872). The aggregate amortization expense on intangible assets was $294,656 and $0 for the quarters ended March 31, 2002 and 2001, respectively. Aggregate amortization expense for intangible assets was $319,000, $0 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively. The estimated aggregate amortization expense for intangible assets is $1,178,624, $883,968, $0, $0 and $0 for each of the five succeeding years ending December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

There were no changes in the carrying amounts of goodwill from December 31, 2001 to March 31, 2002.


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


We had a working capital deficit of $3,520,657 at March 31, 2002, compared to working capital deficit of $2,679,454 at December 31, 2001. Cash and equivalents were $330,601 at March 31, 2002, representing a decrease of $1,434,292 from the cash and equivalents of $1,764,893 at December 31, 2001. Our principal commitment consists of payments to the former shareholders at Red Wing, Champion and FMS. The remaining notes payable to Red Wing of $800,000 (two payments of $400,000 each) are due June 2002 and December 2002 and we currently are attempting to re-negotiate the terms of the June 2002 payment. The remaining notes payable to Champion of $750,000 (three payments of $250,000 each), one of which was due May 2002, and the others are due September 2002 and January 2003. Currently, we are attempting to re-negotiate the terms of the May 2002 payments. The remaining notes payable to FMS Marketing of $300,000 were due April 10, 2002. The FMS notes payable have been extended until December 15, 2002. In addition, a 10% payment ($30,000) was made in May 2002, and interest of 12% is payable monthly on the unpaid balance of the notes. Although we have no material commitments for capital expenditures, we anticipate continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.


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

                                        ACTIVE IQ TECHNOLOGIES, INC.


                                        By:   /s/   D. Bradly Olah
                                           -----------------------------------
                                                    D. Bradly Olah
                                                    Chief Executive Officer


                                        By:   /s/   Mark D. Dacko
                                           -----------------------------------
                                                    Mark D. Dacko
                                                    Controller (Principal
                                                    Accounting Officer





Date:    May 30, 2002