Form 10-Q
period 2002-06-30
ACTIVE IQ TECHNOLOGIES INC
filed 2002-08-14
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                QUARTERLY REPORT
                                       ON
                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 1-12401
--------------------------------------------------------------------------------


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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 9, 2002, there were 13,298,014 shares of common stock, $.01 par value, outstanding.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that is based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words "may," "could," "should," "anticipate," "believe," "estimate," "expect," "intend," "plan," "predict" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Management's Discussion and Analysis of Financial Condition and Results of Operations hereof entitled "RISK FACTORS," among others, may impact forward-looking statements contained in this Form 10-Q.

                          ACTIVE IQ TECHNOLOGIES, INC.
                                 FORM 10-Q INDEX
                                  JUNE 30, 2002



                                                                                                        Page
                                                                                                        ----
PART I   FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                           As of June 30, 2002 and December 31, 2001                                      4

                  Condensed Consolidated Statements of Operations -
                           For the three months and six months ended
                                  June 30, 2002 and June 30, 2001                                         5

                  Condensed Consolidated Statements of Cash Flows -
                           For the six months ended June 30, 2002 and June 30, 2001                       6

                  Notes to the Condensed Consolidated Financial Statements                                7


Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                  15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                              24



PART II  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds                                               25
Item 6.           Exhibits and Reports on Form 8-K                                                        26

                  Signatures                                                                              28


                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          (unaudited)
                                                                            June 30,             December 31,
                                                                              2002                  2001
                                                                         ------------          ------------
                                ASSETS
CURRENT ASSETS
     Cash and equivalents                                                $    866,600          $  1,764,893
     Accounts receivable, net                                                 244,029               284,451
     Note receivable                                                             --                 500,000
     Inventories                                                               48,450                60,121
     Prepaid expenses                                                          32,952                24,985
                                                                         ------------          ------------
         Total current assets                                               1,192,031             2,634,450

PROPERTY and EQUIPMENT, net                                                   357,315               520,489
ACQUIRED SOFTWARE DEVELOPED, net                                              714,679               933,407
PREPAID ROYALTIES                                                           1,304,921             1,500,000
OTHER ASSETS, net                                                              40,475                74,950
GOODWILL, net                                                               3,785,533             5,916,924
OTHER INTANGIBLES, net                                                      1,459,240             2,048,552
                                                                         ------------          ------------
                                                                         $  8,854,194          $ 13,628,772
                                                                         ============          ============

                 LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion notes payable - shareholders                        $  1,583,077          $  2,791,521
     Accounts payable                                                         466,398               443,212
     Deferred revenue                                                       1,803,178             1,481,750
     Accrued expenses                                                         325,579               597,421
                                                                         ------------          ------------
               Total current liabilities                                    4,178,232             5,313,904

LONG-TERM SHAREHOLDERS NOTES PAYABLE,
     Less current portion                                                      44,693               307,551
                                                                         ------------          ------------
               Total liabilities                                            4,222,925             5,621,455
                                                                         ------------          ------------

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series B Convertible Preferred Stock, $1.00 par value,
         shares issued and outstanding are 0 and 365,000 at
         June 30, 2002 and December 31, 2001                                     --                 365,000
     Common stock, $.01 par value, 39,635,000 shares authorized;
         13,298,014 and 10,731,345 shares issued and outstanding              132,980               107,313
     Additional paid-in capital                                            22,659,311            19,335,027
     Stock subscriptions receivable                                        (2,025,000)             (200,000)
     Deferred compensation                                                   (247,489)             (311,701)
     Warrants                                                               2,502,850             1,633,917
     Accumulated deficit                                                  (18,391,383)          (12,922,239)
                                                                         ------------          ------------
           Total shareholders' equity                                       4,631,269             8,007,317
                                                                         ------------          ------------
                                                                         $  8,854,194          $ 13,628,772
                                                                         ============          ============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended June 30,                    Six Months Ended June 30,
                                                 ----------------------------------          ----------------------------------
                                                      2002                  2001                  2002                  2001
                                                 ------------          ------------          ------------          ------------

REVENUES                                         $  1,063,107          $    372,950          $  2,287,421          $    408,261
                                                 ------------          ------------          ------------          ------------

OPERATING EXPENSES:
     Cost of goods                                    468,497                18,135               965,762                18,135
     Selling, general and administrative            1,918,554             1,455,521             3,540,052             2,237,830
     Depreciation and amortization                    477,332               514,586               900,141               703,570
     Product development                               37,805               192,068                82,674               390,264
     Loss on disposal of assets                        28,195                57,678                53,675                57,678
     Loss on impairment of goodwill                 2,131,391                  --               2,131,391                  --
                                                 ------------          ------------          ------------          ------------
               Total operating expenses             5,061,774             2,237,988             7,673,695             3,407,477
                                                 ------------          ------------          ------------          ------------

LOSS FROM OPERATIONS                               (3,998,667)           (1,865,038)           (5,386,274)           (2,999,216)
                                                 ------------          ------------          ------------          ------------

OTHER INCOME (EXPENSE):
     Interest income
                                                       19,834                24,485                61,298                48,343
     Other income                                        --                    --                  20,000                  --
     Interest expense                                (152,485)               (3,863)             (164,168)               (9,277)
                                                 ------------          ------------          ------------          ------------
               Total other income (expense)          (132,651)               20,622               (82,870)               39,066
                                                 ------------          ------------          ------------          ------------

NET LOSS                                         $ (4,131,318)         $ (1,844,416)         $ (5,469,144)         $ (2,960,150)
                                                 ============          ============          ============          ============

BASIC AND DILUTED NET
LOSS PER COMMON SHARE                            $      (0.34)         $      (0.25)         $      (0.46)         $      (0.49)
                                                 ============          ============          ============          ============

BASIC AND DILUTED WEIGHTED AVERAGE
OUTSTANDING SHARES                                 12,206,694             7,499,353            11,794,150             5,994,188
                                                 ============          ============          ============          ============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six months ended June 30,
                                                                                          2002                    2001
                                                                                 --------------------    --------------------
 OPERATING ACTIVITIES:
   Net loss                                                                           $(5,469,144)         $(2,960,150)
   Adjustments to reconcile net loss to cash flows from operating activities:
        Depreciation and amortization                                                     681,413              703,570
        Deferred compensation expense                                                      64,212               47,961
        Loss on disposal of assets                                                         53,675               57,678
        Loss on impairment of goodwill                                                  2,131,391                 --
        Software license in cost of goods                                                  43,750                 --
        Warrants issued to non-employee and re-pricing of warrants                        416,910                 --
        Interest expense related to common stock issued in excess of note payable          80,000                 --
        Amortization of debt discount                                                      88,290                 --
        Amortization of acquired software developed                                       218,728                 --
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                              40,422               (4,777)
     Inventories                                                                           11,671                2,554
     Prepaid expenses                                                                      (7,967)             533,063
     Prepaid royalties                                                                    145,079                 --
     Other assets                                                                          34,475              110,404
     Accounts payable                                                                      23,186              (54,203)
     Deferred revenue                                                                     321,428             (283,130)
     Accrued expenses                                                                    (270,829)             (19,638)
                                                                                      -----------          -----------
                Net cash used in operating activities                                  (1,393,310)          (1,866,668)
                                                                                      -----------          -----------

INVESTING ACTIVITIES:
   Acquisition of Edge Technologies Incorporated                                             --               (308,016)
   Acquisition of Red Wing Business Systems                                                  --               (291,228)
   Payments received on note receivable                                                   500,000                 --
   Purchases of property and equipment                                                    (31,447)             (60,833)
   Proceeds from sale of property and equipment                                             5,095                 --
                                                                                      -----------          -----------
                Net cash provided by (used in) investing activities                       473,648             (660,077)
                                                                                      -----------          -----------

FINANCING ACTIVITIES:
   Net decrease on bank line of credit                                                       --                (17,529)
   Payments on obligations under capital lease                                               --                (78,976)
   Payments on short-term notes payable                                                      --                 (2,133)
   Payments on long-term debt                                                          (1,658,096)              (2,730)
   Common stock repurchased and retired                                                   (63,035)                --
   Cash proceeds from issuance of common stock                                            950,000            6,567,501
   Cash proceeds from exercise of options and warrants                                    142,500                 --
   Cash proceeds from stock subscription receivable                                       200,000                 --
   Cash proceeds from short-term note payable                                             450,000                 --
                                                                                      -----------          -----------
                Net cash provided by financing activities                                  21,369            6,466,133
                                                                                      -----------          -----------

INCREASE (DECREASE) IN CASH and EQUIVALENTS                                              (898,293)           3,939,388
CASH AND EQUIVALENTS, beginning of period                                               1,764,893            1,349,457
                                                                                      -----------          -----------
CASH AND EQUIVALENTS, end of period                                                   $   866,600          $ 5,288,845
                                                                                      ===========          ===========



      See accompanying notes to condensed consolidated financial statements

                          ACTIVE IQ TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS

Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provides industry-specific software solutions for managing, sharing and collaborating on business information via the Web and accounting software. Through an exclusive worldwide-hosted licensing agreement we develop and distribute web-based content management solutions. Our hosted delivery model minimizes implementation complexities by capturing paper and electronic documents, transforms them to web-viewable formats, personalizes them based on security needs and delivers them over the Web to a broad range of users. We also publish traditional accounting and financial management software solutions through our accounting subsidiaries of Red Wing Business Systems ("Red Wing"), Champion Business Systems ("Champion") and FMS Marketing, Inc. ("FMS"). Effective December 31, 2001, we merged FMS into Red Wing.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. ("Old AIQ") and a wholly owned subsidiary of the Company completed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company's subsidiary. Immediately prior to the merger, the Company
(i) sold all of its assets relating to its petroleum and gas distribution business, (ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger for accounting purposes, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ, unless otherwise indicated.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of its acquisition of Edge Technologies Incorporated ("Edge"). We branded the software technology of Edge as the Epoxy Network. On March 28, 2002, we sold the customer contracts of Edge Technologies' to an unrelated third party. We have retained the full ownership of the source code required to operate the asset. Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ's efforts had been devoted to the development of its principal product and raising capital.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K/A. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year as a whole.

Revenue Recognition and Deferred Revenue

Through our hosted solutions, we recognize both license and service revenue. We recognize monthly license revenues after all of the following criteria have been met: (i) the subscriber executes a license agreement, typically twelve months
(ii) the license fee is fixed and payable monthly over the agreement term, and
(iii) the software has been delivered to the prescribed hosted server. If we do not receive the monthly license fee as described in the agreement, we have the right to terminate the agreement. Service revenues are billed separately as completed and recognized when invoiced.

Through our subsidiaries of Red Wing and Champion, we recognize the revenues derived from software sales after all of the following criteria have been met:
(i) there is an executed license agreement, (ii) the software has been delivered to the customer, and (iii) collection is deemed probable. Historically, product returns are approximately 1% of gross revenues. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance contracts and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance contract revenue is recognized ratably over the term of the agreement, which is typically one year. All maintenance contract revenue invoiced in excess of revenue recognized is recorded as deferred revenue.

Through March 28, 2002, we recognized revenues from our Epoxy Network, at which time we sold the customer contracts of Edge to an unrelated third party. Epoxy Network subscription revenue was recognized monthly after the customer accepted the license agreement and we verified that the customer had a version of software we interfaced with. After the initial period of set up and configuration, customers were invoiced at the beginning of each month for all services subscribed to.

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be antidilutive. All stock options and warrants were antidilutive for all periods presented for 2002 and 2001.

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

Segment Reporting

We sell software in the United States and Canada, within the business and agricultural industries, providing similar products to similar customers. The software packages also possess similar pricing structures specific to each industry, resulting in similar long-term expected financial performance characteristics. Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.


NOTE 3 - ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and SFAS No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted the new rules effective January 1, 2002 and we performed our first required goodwill impairment test at the close of the quarter ended June 30, 2002.

On December 31, 2001, the net carrying value of goodwill and other intangibles associated with our acquired businesses (Red Wing, Champion, FMS and Edge) was $7,965,476 (or 58% of total assets) and we had not recorded any impairment losses. The acquired businesses of our accounting publisher subsidiaries represent $7,148,203 of the total net carrying value. One of the reasons we made these acquisitions of the accounting publishers, was to gain access to a stable, loyal customer base. Our intent was to up-sell our existing products and services to this base of customers, and as new products and services were introduced, we could up-charge and up-sell these additional products and services as well. We also believed that the consolidation of these fragmented businesses into one operation would provide a return on the economies of scale. The benefits of the consolidation strategy have not fully materialized to date and we do not anticipate it to materialize in the foreseeable future. Although the underlying businesses that we purchased remain operationally stable, the realization of the future cash flows projected at the time of the acquisitions, will not materialize as projected. Therefore, our results of the estimated discounted cash flows of goodwill and other intangible assets, relating to the accounting publishers, indicated that impairment charges should be recognized. We recognized and recorded impairment against goodwill of $2,131,391 during the second quarter ended June 30, 2002. We did not undertake the expense of an independent appraisal for this valuation, as we believe that our estimate was reasonably conservative with the known market trends.

Components of intangible assets are as follows:

                                                               June 30, 2002                        December 31, 2001
                                                         Gross                                 Gross
                                                       Carrying         Accumulated          Carrying         Accumulated
                                                        Amount          Amortization          Amount          Amortization
Intangible assets subject to amortization
  Customer lists                                      $1,737,248         $  661,815         $1,737,248         $  228,435
  Non-compete agreements                                 620,000            236,193            620,000             80,261
                                                      ----------         ----------         ----------         ----------
                                                       2,357,248            898,008          2,357,248            308,696

Intangible assets not subject to amortization
  Goodwill                                            $6,435,837         $2,650,304         $8,567,228         $2,650,304


The changes in the carrying value of goodwill for the six months ended June 30, 2002 are as follows:


Balance of goodwill (less accumulated depreciation) as of December 31, 2001        $     5,916,924
Second quarter impairment loss                                                          (2,131,391)
                                                                                 --------------------
Balance as of June 30, 2002                                                        $     3,785,533

Amortization of intangible assets was $294,656 and $462,409 for the three months ended June 30, 2002 and 2001, respectively, and $589,312 and $598,079 for the six months ended June 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $590,000 for the remainder of 2002 (a total of approximately $1,180,000 for 2002). All remaining intangible assets subject to amortization should be written off by the third quarter of 2003 (approximately $869,000). Our net loss excluding goodwill amortization expense, for the three months and six months ended June 30, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001:

                                                                      Three Months Ended           Six Months Ended
                                                                                    June 30, 2001
Net loss--as reported                                              $     (1,844,416)            $      (2,960,150)
SFAS No. 142 amortization adjustment                                        462,409                       598,079
Net loss--as adjusted                                              $     (1,382,007)            $      (2,362,071)
Basic and diluted net loss per share--as reported                  $          (0.25)            $           (0.49)
Impact of SFAS No. 142 amortization adjustment                                 0.07                          0.10
Basic and diluted net loss per share--adjusted                     $          (0.18)            $           (0.39)



We did not have any goodwill prior to January 1, 2001.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.


NOTE 5 - NOTE RECEIVABLE

We completed our merger with Old AIQ on April 30, 2001 and we entered into a note receivable in the amount of $500,000. The note was secured by a stock pledge dated April 27, 2001, pledging 1,500,000 shares of common stock of Capco Energy, Inc. We granted an extension of the due date to May 10, 2002. The note receivable accrued interest at 10% per annum. We received the remaining principal balance plus accrued interest in May 2002.


NOTE 6 - PREPAID ROYALTIES

We have entered into two application service provider software license agreements with Stellent, Inc. The prepaid royalties at June 30, 2002 of $1,304,921 relates to minimum royalty fees required under the agreements. On December 28, 2001, we entered in an application service provider (ASP) software license agreement (the "2001 ASP Agreement"). The 2001 ASP Agreement provides us with a three-year worldwide exclusive license to be the hosted ASP solution for Content Management software. We agreed to pay a royalty of 20% of net receipts, as defined in the 2001 ASP License Agreement, or $500 per month per customer, whichever is greater, with an aggregate minimum royalty payment of $2,000,000. The minimum royalty was payable as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we paid the balance due on the royalties and in consideration of the early payment, we received a 5% discount, or $50,000.

On April 8, 2002 we entered into a three year, non-exclusive, non-transferable worldwide license to use, copy, distribute, modify, and sell software for the "SmartCabinet" suite of products. This license is renewable for an additional three years, at our option, based on the payment of certain minimum royalties. Further, we have an exclusive worldwide license to host this software on an ASP basis in exchange for a 2% royalty on net revenue from this software. Additionally, at our option, we can maintain this exclusivity if we pay the minimum royalties noted above during the term of this license. For the calendar year ending December 31, 2002, the minimum royalty payable will be $20,000 for this new license.


NOTE 7 - DEBT

Notes Payable - Shareholders

On June 6, 2001, we acquired all of the outstanding capital stock of Red Wing Business Systems, based in Red Wing, Minnesota. Red Wing develops, markets and distributes accounting software applications to small to medium-sized businesses, primarily in the agricultural industry. In exchange for all of the outstanding shares of Red Wing's capital stock, we issued an aggregate of 400,000 shares of our common stock and paid at closing a total of $400,000. Pursuant to the purchase agreement, we were obligated to make three additional payments of $400,000 each to the former Red Wing shareholders on December 6, 2001, June 6, 2002 and December 6, 2002, respectively. We timely satisfied the December 6, 2001 payment and have re-negotiated an extension of the June payment with several of the former Red Wing shareholders, totaling $339,093. In connection with the re-negotiation, we paid 10% of the June payment (totaling $33,909) immediately in exchange for an extension of such payment until December 31, 2002. In addition, (i) we will pay interest at the rate of 12.5% per annum on the unpaid balance of the June payment (monthly interest payments began July 1, 2002), (ii) for a period of 60 days, allow such shareholders to convert any or all of the unpaid balance of the June payment into shares of our common stock at a price equal to 90% of the average closing sale price for the 5 days preceding conversion, and (iii) release such shareholders from their lock-up agreements relating to the shares issued in the acquisition. To date, none of these shareholders converted any of their principal into common stock. The remaining former Red Wing shareholders were paid their June 2002 payment as stated in the original notes. The remaining principal balance due all former Red Wing shareholders as of June 30, 2002 is $706,823.

Two investors in Red Wing receive monthly principal and interest payments, ranging from 7% to 8.5%, which were assumed by us when we acquired Red Wing. The investors are current employees at Red Wing. Note balances as of June 30, 2002 were $11,705 and $46,821, requiring monthly principal and interest payments of $317 and $1,267, both through December 2005.

On September 18, 2001, we acquired Champion Business Systems, a Denver, Colorado-based accounting software company, in a merger transaction. Champion develops, integrates and supports accounting and business management software, focusing on small and growing businesses. As consideration for the merger, (i) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders, (ii) issued 299,184 shares of our common stock, and (iii) issued promissory notes in the aggregate amount of approximately $1 million. We are recording an imputed interest expense of 7% per annum. The notes are payable in equal installments of $250,000 on January 18, May 18, September 18, 2002, and January 18, 2003, and to date, the first payment was made. In May 2002 several of the note holders re-negotiated an extension of the May payment until December 31, 2002, in the amount of $159,041. In exchange for the extension, we paid 10% of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5% per annum on the unpaid balance of the notes. In addition, such note holders had the right for a period of 60 days to convert any or all of the unpaid balance of the May payment into shares of our common stock at a price equal to 90% of the average closing sale price for the 5 days preceding conversion. None of these shareholders converted any of their principal into common stock. Three shareholders (representing $78,229 of the May payment) have not accepted the terms of the new notes as of July 31, 2002 and as such, we are in default with the terms of their notes and continue to accrue interest. All remaining former Champion shareholders were paid their May 2002 payment as stated in the original notes. The remaining principal balance due all former Champion shareholders as of June 30, 2002 is $734,772.

On October 10, 2001, we acquired FMS Marketing, Inc., a New Lennox, Illinois accounting software provider doing business as "FMS/Harvest." Effective December 31, 2001, we merged FMS/Harvest with and into Red Wing. Like Red Wing, FMS/Harvest also serves primarily users in the agricultural and farming industries. In consideration for the purchase, we paid $300,000 in cash at closing, issued promissory notes in the total amount of $300,000, and issued 250,000 shares of our common stock. The promissory notes were originally payable in May 2002. In May we re-negotiated an extension of the due date with all former shareholders of FMS/Harvest. In consideration for extending the due date until December 15, 2002, we paid 10% of the May payment totaling $30,000 in satisfaction of the notes and agreed to (i) pay interest at the rate of 12.5% on the unpaid balance, (ii) until July 12, 2002, allow the note holders to convert any or all of the unpaid balance of the notes into shares of our common stock at a price equal to 90% of the average closing sales price for the 5 days preceding conversion, and (iii) release such shareholders from their lock-up agreements relating to the shares issued in the acquisition. In June, three of the FMS shareholders converted $117,745 of principal and $1,013 of interest into 151,669 shares of common stock at $0.783 per share. The remaining principal balance due all FMS shareholders as of June 30, 2002 is $152,255.

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills who currently is a director and shareholder. The loan was evidenced by a 90-day promissory note and accrued interest at the rate of 7% annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. The proceeds were allocated to the fair value of the securities issued (debt and warrant issued). On May 30, 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock at a price of $0.75 per share. We satisfied the remaining outstanding principal and accrued interest in full on June 10, 2002. We also recorded an $80,000 interest charge to reflect the discount to market of the shares issued.


NOTE 8 - SHAREHOLDERS' EQUITY

Stock Subscription Receivable

In December 2000, we entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. In April 2002, the receivable was paid in full.

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

On May 27, 2002, we sold 500,000 shares of our common stock and a warrant in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000. Proceeds were allocated to the fair value of the securities issued (common stock and warrant). As of June 30, 2002, we recorded a stock subscription receivable in the amount of $25,000 still outstanding in connection with the private placement.

Warrant Grants

As consideration for the purchase of the 500,000 shares on May 27, 2002, as noted above, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. We recorded an expense of $343,390 (related to the reduction of price of the 1 million warrants) using the Black-Scholes pricing model.

Also in May 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. Proceeds were allocated to the fair value of the securities issued (common stock and warrant). One of the investors was Wyncrest Capital, Inc., a wholly-owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement.


Information regarding the Company's warrants is summarized below:


                                                                       Weighted average            Range of
                                                    Number             exercise  price          exercise price
Outstanding at December 31,2001                   7,779,456              $   5.28              $   1.00 -  60.00
     Granted                                      2,433,000                  1.23                  1.00 -   5.50
     Cancelled or expired                         1,067,500                  6.00                  2.43 -   7.50
     Exercised                                       54,000                  2.00                           2.00
                                                --------------           ----------            ------------------
Outstanding at June 30, 2002                      9,090,956              $   4.12              $   1.00 -  60.00
                                                ==============           ==========            ==================


NOTE 9 - RELATED PARTY TRANSACTIONS

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills who currently is a director and shareholder. The loan was evidenced by a 90-day promissory note and accrued interest at the rate of 7% annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. The proceeds were allocated to the fair value of the securities issued (debt and warrant issued). On May 30, 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock at a price of $0.75 per share. We satisfied the remaining outstanding principal and accrued interest in full on June 10, 2002. We also recorded an $80,000 interest charge to reflect the discount to market of the shares issued.

On May 27, 2002, we sold 500,000 shares of its common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000. As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. Prior to this private placement, Boston Financial Partners beneficially owned more than 5% of our common stock.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of its common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly-owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                       Six months ended June 30,
                                                                                       2002                    2001
                                                                              --------------------    --------------------
   Cash paid for interest                                                     $       13,162              $      9,277
   Non-cash financing and investing activities:
       Common stock issued in exchange for stock subscriptions receivable          2,025,000                        --
       Conversion of preferred stock into common stock                               365,000                        --
       Notes payable converted into common stock                                     348,757                        --
       Common stock issued in acquisitions                                                --                 3,290,500



NOTE 11 - SUBSEQUENT EVENTS

On July 29, 2002, we received a letter from Nasdaq indicating that we were not in compliance with Nasdaq's rules requiring issuers to maintain a sufficient number of "independent" directors on our board and audit committees. On August 12, 2002, at Nasdaq's request, we submitted our plan and timetable for addressing Nasdaq's concerns and achieving compliance with its requirements for continued listing. Specifically, we indicated to Nasdaq that we have extended an offer to one candidate to join our board and audit committee. That candidate, who would qualify as an "independent" director, is currently considering our offer, although we expect the candidate to join our board within the next
30 days. In addition, we informed Nasdaq that we expected to recruit a second "independent" director within the next 90 days. With respect to the second director, we are seeking a person who is not only "independent," but who will also qualify as a "financial expert," as will be required under the recently-enacted Sarbanes-Oxley Act of 2002. Finally, our board of directors will also be searching for additional "independent" directors in the next several months so that the composition of our board will comply with the proposed Nasdaq rules requiring a majority of our directors to be independent. We expect that process to take approximately 6-9 months. Although we have submitted a plan to Nasdaq as to how and when we expect to achieve compliance with its independence rules, we cannot be certain that our plan will satisfy Nasdaq's concerns. Even if our plan is satisfactory to Nasdaq, there is no assurance that we will be able to obtain any additional "independent" directors necessary to achieve compliance with Nasdaq's rules. If Nasdaq is not satisfied with our plan to achieve compliance or if we are not able to find at least 2 more "independent" directors, our common stock could be delisted from the Nasdaq Small Cap Market.

Pursuant to an agreement dated August 13, 2002, we sold our Epoxy Network software for $400,000 in cash. See "Liquidity and Capital Resources" under Item 2 of Part I of this Report for a further discussion.

                          ACTIVE IQ TECHNOLOGIES, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K/A for the fiscal year ended December 31, 2001.


OVERVIEW

Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provides industry-specific software solutions for managing, sharing and collaborating on business information via the Web and accounting software. Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., we develop and distribute web-based content management solutions. Our hosted delivery model minimizes implementation complexities by capturing paper and electronic documents, transforms them to web-viewable formats, personalizes them based on security needs and delivers them over the Web to a broad range of users. We also publish traditional accounting and financial management software solutions through our accounting subsidiaries of Red Wing Business Systems ("Red Wing"), Champion Business Systems ("Champion").

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. ("Old AIQ") and a wholly owned subsidiary of the Company completed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company's subsidiary. Immediately prior to the merger, the Company
(i) sold all of its assets relating to its petroleum and gas distribution business, (ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger for accounting purposes, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ, unless otherwise indicated.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of its acquisition of Edge Technologies Incorporated ("Edge"). We branded the software technology of Edge as the Epoxy Network. On March 28, 2002, we sold the customer contracts of Edge Technologies' to an unrelated third party. We have retained the full ownership of the source code required to operate the asset. Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ's efforts had been devoted to the development of its principal product and raising capital.

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


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001.

Revenues

Revenues for the three months ended June 30, 2002 were $1,063,107 compared to $372,950 for the same period in 2001. Our revenues by product line were as follows: our hosted solutions generated $165,771 and $897,336 from Red Wing and Champion. The increase of $690,157 is primarily due to the acquisitions of the accounting publishers of Red Wing and Champion. We anticipate that revenues for the third and forth quarters of 2002 should be modestly higher versus the second quarter of 2002 due to increased seasonality in the accounting software market plus new revenue from our hosting solutions.

Revenues for the six months ended June 30, 2002 were $2,287,421 compared to $408,261 for the same period in 2001. Our revenues by product line were as follows: our hosted solutions generated $222,785, the Epoxy Network generated $46,774, and $2,017,862 from Red Wing and Champion. The increase of $1,879,160 is primarily due to the acquisitions of the accounting publishers of Red Wing and Champion.

Through March 28, 2002, we recognized revenues from our Epoxy Network. On that date, however, we sold the Epoxy Network customer contracts to an unrelated third party. We have retained the full ownership of the Epoxy Network technology.

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


Operating Expenses

Cost of goods sold for the three months ended June 30, 2002 were $468,497 compared to $18,135 for the same period in 2001. The increase of $450,362 is primarily related to our accounting publishers operations. Cost of goods sold for the six months ended June 30, 2002 were $965,762 compared to $18,135 for the same period in 2001. The increase of $947,627 is primarily related to our accounting publishers operations. These costs include hosting fees, wages, compact discs and manuals, overhead allocation and shipping and packaging costs. We anticipate that our third and forth quarter cost of goods sold will be lower, as a percentage of revenue, than the second quarter due to higher seasonal revenue from the sale of new and renewal software licenses that have a lower cost of goods component.

Selling, general and administrative expenses for the three months ended June 30, 2002 were $1,918,554 compared to $1,455,521 for the same period in 2001. The $463,033 increase in selling, general and administrative expenses was primarily related to our accounting publishers operations. Selling, general and administrative expenses for the six months ended June 30, 2002 were $3,540,052 compared to $2,237,830 for the same period in 2001. The $1,302,222 increase in selling, general and administrative expenses was primarily related to our accounting publishers operations. We anticipate the rate of spending for the third and forth quarters selling, general and administrative expenses will continue to grow slightly due to increased spending on our data facility and sales costs related to our hosting business.

Depreciation expense of property and equipment for the three months ended June 30, 2002 was $42,608 compared to $52,178 for the same period in 2001. Depreciation expense of property and equipment for the six months ended June 30, 2002 was $92,101 compared to $95,075 for the same period in 2001. The decreases of $9,570 and $2,974 reflect the overall decrease in our fixed asset base.

Amortization expense for the three months ended June 30, 2002 was $434,724 compared to $462,408 for the same period in 2001. Amortization expenses for the three months ended June 30, 2002, are as such: $140,068 of acquired software developed and $294,656 of other intangibles. Amortization expense for the same period in 2001 of goodwill was $462,408. Amortization expense for the six months ended June 30, 2002 was $808,040 compared to $608,495 for the same period in 2001. Amortization expenses for the six months ended June 30, 2002, are as such:
$218,728 of acquired software developed and $589,312 of other intangibles. Amortization expense for the same period in 2001 of goodwill was

$608,495. Based on the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangibles" on January 1, 2002, amortization of goodwill was $0 for the three and six months ended June 30, 2002. The expenses are primarily goodwill and other intangible assets recorded under purchase accounting rules, related to the acquisitions of our accounting publishers and amortization of acquired software developed.

Product development expenses for the three months ended June 30, 2002 were $37,805 as compared to $192,068 for the same period in 2001. Product development expenses for the six months ended June 30, 2002 were $82,674 as compared to $390,264 for the same period in 2001. The decreases of $154,263 and $307,590 relate to the reduction in the number of software engineers we employed during 2001. As we further develop our hosted solutions business model, we anticipate that product development costs for the remainder of 2002 should remain at current levels.

During the three months ended June 30, 2002, we recorded a loss on disposal of assets of $28,195. This loss primarily represents computer hardware that we sold. As we develop our hosted solutions model, we anticipate that we will rely more on leased equipment than on owned assets.

In accordance with SFAS No. 142, beginning with our 2002 fiscal year, goodwill is no longer amortized but is subject to an annual impairment test. We did our testing for impairment in the quarter ended June 30, 2002 which resulted in an estimated goodwill impairment charge of $2,131,391. We forecasted future operating cash flows applicable to our accounting software customer base of small-to-medium sized general businesses and the agri-business sector. We looked at new product opportunities, pricing flexibility, competition from significantly larger companies and the current business economic conditions. We determined that the current business prospects have changed from those factors assumed in 2001. We used a number of financial estimating techniques, including net present value of future cash flows and market valuations using revenue and EBITDA multiples, to arrive at our estimated impairment charge. As a result of this analysis, we determined that an estimated impairment charge to goodwill should be recognized. See Note 3 - Adoption of New Accounting Standards.


Other Income and Expenses

Our other income and expense consists of interest income, other income and interest expense. Interest income for the three months ended June 30, 2002 was $19,834 compared to $24,485 for the same period in 2001. The $4,651 decrease is due primarily to the interest we were receiving from excess cash reserve balances in 2001. Interest income for the six months ended June 30, 2002 was $61,298 compared to $48,343 for the same period in 2001. This increase of $12,955 is due to the $2,000,000 stock subscription receivable. We expect interest income to remain at similar levels in the near future.

Interest expense for the three months ended June 30, 2002 was $152,485 compared to $3,863 for the same period in 2001. Interest expense for the six months ended June 30, 2002 was $164,168 compared to $9,277 for the same period in 2001. These increases of $148,622 and $154,891 relate primarily to the amortization of the debt discount on the non-interest bearing notes payable to the former shareholders of Red Wing, Champion and FMS. We recorded a 7% imputed interest expense against the notes. Additionally, we have re-negotiated some of the notes with these former shareholders and as such, we will continue to record additional interest during the last two quarters of 2002.

We also recorded $20,000 of other income for the quarter ended March 31, 2002, when we entered into an asset purchase agreement for the customer base of Epoxy Network to an unrelated third party. In addition, we are entitled to monthly royalty payments of 7.5% of all fees or charges accrued or received by the grantee. There are no guaranteed minimum royalties and we are entitled to receive an aggregate of no more than $100,000 in royalty payments. No receivable has been recorded against the future royalties. No royalties were recorded for the three months ended June 30, 2002.


Critical Accounting Policies

Regarding our goodwill and other intangibles, (See Note 3 - Adoption of New Accounting Standards) we evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations


Adoption of New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." We believe the adoption of SFAS No. 145 will not have a material effect on our consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of SFAS No. 146 will not have a material effect on our consolidated financial position or results of operations.


Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements primarily through the sale of our common stock in private placements and the exercise of employee stock options, in addition to the cash received from our merger with Meteor Industries. Net cash used by operating activities was $1,393,310 for the six months ended June 30, 2002, compared to net cash used by operating activities of $1,866,668 for the same period in 2001.

We had a working capital deficit of $2,986,201 at June 30, 2002, compared to a working capital deficit of $2,679,454 at December 31, 2001. Cash and equivalents were $866,600 at June 30, 2002, representing a decrease of $898,293 from the cash and equivalents of $1,764,893 at December 31, 2001. Our principal commitment consists of payments to the former shareholders at Red Wing, Champion and FMS.

The remaining notes payable to the former shareholders of Red Wing of $706,823 are due in two payments: December 6, 2002 of $400,000 and December 31, 2002 of $306,823. The remaining notes payable to the former Champion shareholders of $734,772 are due in three payments: September 14, 2002 of $256,164, December 31, 2002 of $222,444 and January 14, 2003 of $256,164. The remaining notes payable to the former FMS shareholders of $152,255 are due December 15, 2002.

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills who currently is a director and shareholder. The loan was evidenced by a 90-day promissory note and accrued interest at the rate of 7% annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. The proceeds were allocated to the fair value of the securities issued (debt and warrant issued). On May 30, 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock at a price of $0.75 per share. We satisfied the remaining outstanding principal and accrued interest in full on June 10, 2002. We also recorded an $80,000 interest charge to reflect the discount to market of the shares issued.

On May 27, 2002, we sold 500,000 shares of its common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000. As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. Prior to this private placement, Boston Financial Partners beneficially owned more than 5% of our common stock.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of its common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly-owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement.

As previously stated, we have shifted towards a hosted solutions business model and away from our storefront software business, known as the Epoxy Network. We had recognized revenues from this software product through March 28, 2002 only, at which time we sold the customer contracts relating to the Epoxy Network. Pursuant to an agreement dated August 13, 2002, we sold the Epoxy Network source code to an unaffiliated third party. We received cash of $400,000 for the sale of the source code. The net book value of the Epoxy Network is approximately $817,000 and we anticipate recording a loss on this sale of approximately $400,000 during the third quarter of 2002.

We anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Additionally, we have significant debt payments due over the next six months as described above. We may incur significant commitments for capital expenditures related to our managed hosting facility plus continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We believe that the existing sources of liquidity and projected revenue from our operations will not provide sufficient cash to fund operations for the next twelve months. We will continue our attempt to raise additional capital although the current economic conditions and receptivity of the financial markets are not favorable. Some of the possibilities available to us are through the sale of assets, private equity transactions, and/or the exercise of options and warrants. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures which may very well slow our growth prospects and/or cease operations altogether.


RISK FACTORS

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the six months ended June 30, 2002, we had a net loss of $5.47 million, and since our inception as Old AIQ in April 1996 through June 30, 2002, we have incurred an aggregate net loss of $18.39 million. As of June 30, 2002, we had total assets of $8.85 million. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably. Furthermore, to the extent our business strategy is successful, we must manage the transition to higher volume operations, which will require us to control overhead expenses and add necessary personnel.

WE WILL REQUIRE FUTURE FINANCINGS IN ORDER TO COMPLETE THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES AND TO IMPLEMENT OUR BUSINESS PLAN. THERE IS NO ASSURANCE THAT SUCH FINANCINGS WILL BE AVAILABLE ON ACCEPTABLE TERMS OR EVEN AT ALL.

Further financing will be needed in order to complete development of our products, to develop our brand and services and to otherwise implement our business plan. Product development, brand development and other aspects of Internet-related businesses are extremely expensive, and there is no precise way to predict when further financing will be needed or how much will be needed. Moreover, we cannot guarantee that the additional financing will be available when needed. If it is not available, we may be forced to discontinue our business, and your investment in our securities may be lost. If the financing is available only at a low valuation of our company, an investment in our common stock may be substantially diluted. The continued health of the market for technology related securities and other factors beyond our control will have a major impact on the valuation of our company if we raise capital in the future.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALL CAP MARKET, IT WILL SIGNIFICANTLY HINDER YOUR ABILITY TO DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

By letter dated July 29, 2002, the Nasdaq Stock Market informed us that we do not have the requisite number of "independent" directors, as required by Nasdaq's Marketplace Rules to maintain listing on the Small Cap Market. Although we are currently recruiting candidates for our board of directors in order to achieve compliance with this rule, there can be no assurance that we are able to find the additional "independent" directors necessary to satisfy Nasdaq's continued listing requirements. In the event we cannot achieve compliance with this rule, our common stock may be de-listed from the Nasdaq Small Cap Market.

In addition, in order for our common stock to remain listed on the Nasdaq Small Cap Market, we must comply with certain other of Nasdaq's continued listing requirements. These requirements mandate, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share. We have failed to maintain a minimum bid price of $1.00 for a period of 30 consecutive business days. Although Nasdaq has not yet notified us, we expect Nasdaq will do so soon, after which we will then have a period of 180 calendar days in which to achieve compliance with the bid price requirement. Nasdaq rules provide that compliance is achieved when the minimum bid price is at least $1.00 for a minimum of 10 consecutive business days. However, Nasdaq may impose even stricter requirements for demonstrating that compliance with its continued listing requirements will be achieved. The closing bid price of our common stock on August 12, 2002 was $0.60 per share. We cannot guarantee that our common stock will achieve the minimum closing bid price required to remain listed on the Nasdaq Small Cap Market.

Nasdaq's continued listing requirements also provide that we must have a total market capitalization of at least $35 million, have had net income of at least $500,000 in two of the last three years or maintain stockholder's equity of at least $2.5 million. We do not meet the market capitalization or net income tests, although our stockholders' equity is currently $4.6 million. There is no assurance that we will be able to maintain our stockholders' equity above $2.5 million, however.

If our securities are delisted from Nasdaq, trading in our common stock could thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." In such a case, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of transactions, reduction in the coverage of our company by security analysts and the news media, and lower prices for our securities than might otherwise prevail. This impaired liquidity may in turn hinder our ability to raise additional capital to fund operations. In addition, our common stock would become subject to the rules of the Securities and Exchange Commission relating to "penny stocks." These rules require broker-dealers to make special suitability determinations for purchasers other than established customers and certain institutional investors, and to receive the purchasers' prior written consent for a purchase transaction prior to sale. Consequently, these penny-stock rules may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect your ability to sell shares of our common stock in the secondary market.

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

BECAUSE WE ARE DEPENDENT UPON THIRD-PARTY SYSTEMS AND STRATEGIC RELATIONSHIPS, OUR BUSINESS MAY BE HARMED IF WE DO NOT MAINTAIN THOSE RELATIONSHIPS.

We license key elements of our hosted solutions offerings from third parties, including Content Management software and the SmartCabinet suite of products. We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with key software vendors, distribution partners and customers. We believe these relationships are important in order to validate our technology, facilitate broad market acceptance of our products, and enhance our sales, marketing and distribution capabilities. If we are unable to develop key relationships or maintain and enhance existing relationships, we may have difficulty selling our products and services.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO SUCCESSFULLY OPERATE AND GROW OUR ACCOUNTING SOFTWARE PUBLISHER BUSINESSES.

From June 2001 to October 2001, we acquired Red Wing Business Systems, Inc., Champion Business Systems, Inc. and FMS Marketing, Inc. (which we later merged into Red Wing Business Systems) and we are currently integrating those businesses and products. Our ability to successfully operate and grow this business involves the following risks:

- failure to effectively coordinate product development efforts;
- failure to successfully manage operations that are geographically diverse;
- failure to maintain the customer relationships of the acquired businesses;
- failure to retain the key employees of the acquired businesses; and
- diversion of our management's time and attention from other aspects of our business.

We cannot be sure that we will be successful in growing the businesses and products of Red Wing Business Systems, Champion Business Systems and FMS Marketing as part of our core business and products. If we are not, our business, operating results and financial condition may be materially adversely affected. See Note 3 - Adoption of New Accounting Standards regarding the impairment charge.

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

Lack of operating history and rapid growth makes it difficult for us to assess the effect of seasonality and other factors outside our control. Nevertheless, we expect our business to be subject to fluctuations, reflecting a combination of various technology related factors.

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

IF WE ARE UNABLE TO DEVELOP AND GROW OUR SALES AND SUPPORT ORGANIZATIONS, OUR BUSINESS WILL NOT BE SUCCESSFUL.

We will need to create and substantially grow our direct and indirect sales operations in order to create and increase market awareness and sales. Our products and services will require a sophisticated sales effort targeted at several people within our prospective customers. Competition for qualified sales personnel is intense, and we might not be able to hire the kind and number of sales personnel we are targeting. In addition, we believe that our future success is dependent upon establishing successful relationships with a variety of distribution partners, including value added resellers. We cannot be certain that we will be able to reach agreement with additional distribution partners on a timely basis or at all, or that these distribution partners will devote adequate resources to selling our products. There is also no assurance that the pricing model relating to our hosted solution product will be accepted by our customers.

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





       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitivity

We do not enter into contracts for speculative purposes, nor are we a party to any leveraged instruments. There has been no material change in our market risks associated with debt obligations during the period ended June 30, 2002.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


In connection with our October 2001 acquisition of FMS Marketing, Inc., we were required to pay to the 4 former shareholders of FMS Marketing an aggregate of $300,000 by May 10, 2002 pursuant to the terms of certain promissory notes. In May 2002 we re-negotiated the terms of those notes in order to provide that we would immediately pay an aggregate of $30,000 and the remaining $270,000 would be payable by December 15, 2002, with interest accruing at the rate of 12.5% per annum. In addition, the re-negotiated notes allowed the former FMS shareholders to convert the outstanding balance into shares of our common stock until July 12, 2002 at a price equal to 90% of the average closing sales price for the 5 days preceding conversion. On April 10, 2002, three of the former FMS shareholders exercised the conversion option with respect to their notes, converting an aggregate of $118,758 of outstanding principal and interest into 151,669 shares of our common stock (at a conversion price of $0.783 per share). In connection with the re-negotiation of these notes and the shares into which such notes were convertible, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) because we had a reasonable basis to believe that each of the noteholders were either accredited or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

In May 18, 2002, we renegotiated one of the payments we were required to pay in satisfaction of certain notes payable issued to the former shareholders of Champion Business Systems, Inc. in connection with our acquisition of that company. Specifically, in exchange for extending until December 31, 2002 the due date relating to an aggregate of installment of approximately $159,041 required to be paid on May 18, 2002 (the "May Installment") in satisfaction of such notes, we agreed to pay interest at the rate of 12.5% per annum on the entire unpaid balance and granted such noteholders a 60-day right to convert the May Installment, including accrued interest, into shares of our common stock at a price equal to 90% of the average closing sale price for the 5 days preceding conversion. None of such noteholders exercised their right to convert. In connection with the amendment of these notes, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) because we had a reasonable basis to believe that each of the noteholders were either accredited or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

In connection with our June 2001 acquisition of Red Wing Business Systems, Inc., we were required to make an aggregate payment of $400,000 to the former shareholders of such company on June 6, 2002 (the "June Payment"). With respect to former Red Wing shareholders representing $339,093 of the June Payment, such shareholders agreed to extend the due date of the June Payment until December 31, 2002. In exchange for the extension, we agreed to pay interest on the unpaid portion of the June Payment at the rate of 12.5% per annum (commencing July 1, 2002) and granted such shareholders a 60-day right to convert any or all of the June Payment (including accrued interest) into shares of our common stock at a price equal to 90% of the average closing sale price of our common stock during the 5 days preceding conversion. To date, none of the former Red Wing shareholders who agreed to the amended payment terms have exercised their right to convert the outstanding balance of the June Payment. In connection with the amending the terms of the June Payment, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) we had a reasonable basis to conclude that each of the noteholders were either "accredited investors" or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

On May 27, 2002, we sold 500,000 shares of our common stock in a private placement to one accredited investor at a price of $0.75 per share, for a total purchase price of $375,000, of which $25,000 remains outstanding under a subscription receivable. Also, as consideration for its purchase of such shares, the investor also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share. We further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by this investor and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. In connection with this offering, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D because we had a reasonable basis to believe that the purchaser was an accredited investor.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly-owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In connection with this offering, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D because we had a reasonable basis to believe that both purchasers were accredited investors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

                  10.1 Employment agreement by and between Jeffrey M. Traynor and the Company dated as of May 8, 2002.

                  99.1 Certification of Chief Executive Officer

                  99.2 Certification of Chief Financial Officer


    (b)      Reports on Form 8-K

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

On June 5, 2002, the Company filed a Current Report on Form 8-K dated May 20, 2002, under Items 5 and 7 to disclose that our balance sheet as of December 31, 2000 and its related statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 2000 were audited by Arthur Andersen LLP ("Andersen"), independent public accountants. The report of Andersen dated March 23, 2001 concerning such financial statements were included in our Annual Report on Form 10-K for the year ended December 31, 2001, including Amendment No. 1 to such report. In May 2002, Andersen ceased operations at its Minneapolis, Minnesota office, from which we were primarily serviced. As a result of the closing of Andersen's Minneapolis office, we are unable to obtain signed, re-issued reports from Andersen regarding our audited financial statements.

On June 12, 2002, the Company filed a Current Report on Form 8-K dated May 27, 2002, under Items 5 and 7 to disclose that we have made a number of issuances of its common stock and other securities in connection with certain financing transactions.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACTIVE IQ TECHNOLOGIES, INC.

                                        By:   /s/   D. Bradly Olah
                                          --------------------
                                                    D. Bradly Olah
                                                    Chief Executive Officer


                                        By:   /s/   Jeffrey M. Traynor
                                         ---------------------
                                                    Jeffrey M. Traynor
                                                    Chief Financial Officer



Date:    August 13, 2002