Form 10-Q
period 2002-09-30
ACTIVE IQ TECHNOLOGIES INC
filed 2002-11-14
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                QUARTERLY REPORT
                                       ON
                                    FORM 10-Q


   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 11, 2002, there were 13,298,014 shares of common stock, $.01 par value, outstanding.

                          ACTIVE IQ TECHNOLOGIES, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                Page
                                                                                                ----
FORWARD-LOOKING STATEMENTS                                                                        3


PART I   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
                   As of September 30, 2002 and December 31, 2001                                 4

          Condensed Consolidated Statements of Operations -
                   For the three months and nine months ended
                          September 30, 2002 and September 30, 2001                               5

          Condensed Consolidated Statements of Cash Flows -
                   For the nine months ended
                          September 30, 2002 and September 30, 2001                               6

          Notes to the Condensed Consolidated Financial Statements                                8


Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                  15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                              24

Item 4.   Disclosure Controls and Procedures                                                      24



PART II  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                                               25
Item 6.   Exhibits and Reports on Form 8-K                                                        25
          Signatures                                                                              26

          Certifications                                                                          27

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

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   (unaudited)
                                                                                   September 30,        December 31,
                                                                                        2002                2001
                                                                                   -------------        ------------
                                   ASSETS
CURRENT ASSETS
     Cash and equivalents                                                           $    463,721        $  1,764,893
     Accounts receivable, net                                                            215,433             284,451
     Note receivable                                                                          --             500,000
     Inventories                                                                          46,259              60,121
     Prepaid expenses                                                                    105,850              24,985
                                                                                    ------------        ------------
               Total current assets                                                      831,263           2,634,450

PROPERTY and EQUIPMENT, net                                                              333,589             520,489
ACQUIRED SOFTWARE DEVELOPED, net                                                         599,661             933,407
PREPAID ROYALTIES                                                                      1,140,255           1,500,000
OTHER ASSETS, net                                                                         17,398              74,950
GOODWILL, net                                                                          2,968,260           5,916,924
OTHER INTANGIBLES, net                                                                 1,164,583           2,048,552
                                                                                    ------------        ------------
                                                                                    $  7,055,009        $ 13,628,772
                                                                                    ============        ============

                   LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Current portion notes payable - shareholders                                   $  1,548,524        $  2,791,521
     Accounts payable                                                                    411,636             443,212
     Deferred revenue                                                                  1,538,616           1,481,750
     Accrued expenses                                                                    405,765             597,421
                                                                                    ------------        ------------
               Total current liabilities                                               3,904,541           5,313,904

LONG-TERM SHAREHOLDERS NOTES PAYABLE,
     Less current portion                                                                 41,303             307,551
                                                                                    ------------        ------------
               Total liabilities                                                       3,945,844           5,621,455
                                                                                    ============        ============
COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
     Series B Convertible Preferred Stock, $1.00 par value, shares issued and outstanding are 0 and 365,000 at
         June 30, 2002 and December 31, 2001                                                  --             365,000
     Common stock, $.01 par value, 39,635,000 shares authorized;
         13,298,014 and 10,731,345 shares issued and outstanding                         132,980             107,313
     Additional paid-in capital                                                       22,636,837          19,335,027
     Stock subscriptions receivable                                                   (2,025,000)           (200,000)
     Deferred compensation                                                              (214,851)           (311,701)
     Warrants                                                                          2,607,523           1,633,917
     Accumulated deficit                                                             (20,028,324)        (12,922,239)
                                                                                    ------------        ------------
           Total shareholders' equity                                                  3,109,165           8,007,317
                                                                                    ------------        ------------
                                                                                    $  7,055,009        $ 13,628,772
                                                                                    ============        ============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                                  --------------------------------        --------------------------------
                                                      2002                2001                2002                2001
                                                  ------------        ------------        ------------        ------------
REVENUES                                          $  1,072,721        $    645,182        $  3,360,142        $  1,053,443
                                                  ------------        ------------        ------------        ------------

OPERATING EXPENSES:
     Cost of sales                                     430,410             123,749           1,396,172             141,884
     Selling, general and administrative             1,163,720           2,661,488           4,703,772           4,899,829
     Depreciation and amortization                     447,749             902,377           1,347,890           1,605,947
     Product development                               194,156             172,498             276,830             562,762
     Loss on disposal of assets                          3,894              10,538              57,569              68,216
     Loss on impairment of goodwill                    417,273                  --           2,548,664                  --
                                                  ------------        ------------        ------------        ------------
               Total operating expenses              2,657,202           3,870,650          10,330,897           7,278,638
                                                  ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                                (1,584,481)         (3,225,468)         (6,970,755)         (6,225,195)
                                                  ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE):
     Interest income                                    24,384              77,451              85,682             126,305
     Other income                                           --                  --              20,000                  --
     Interest expense                                  (76,844)            (30,419)           (241,012)            (39,696)
                                                  ------------        ------------        ------------        ------------
               Total other income (expense)            (52,460)             47,032            (135,330)             86,609
                                                  ------------        ------------        ------------        ------------

NET LOSS                                          $ (1,636,941)       $ (3,178,436)       $ (7,106,085)       $ (6,138,586)
                                                  ============        ============        ============        ============

BASIC AND DILUTED NET
LOSS PER COMMON SHARE                             $      (0.12)       $      (0.31)       $      (0.58)       $      (0.83)
                                                  ============        ============        ============        ============

BASIC AND DILUTED WEIGHTED AVERAGE
OUTSTANDING SHARES                                  13,298,014          10,110,564          12,300,947           7,381,392
                                                  ============        ============        ============        ============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Nine months ended September 30,
                                                                                           2002               2001
                                                                                        -----------        ------------
OPERATING ACTIVITIES:
   Net loss                                                                             $(7,106,085)       $(6,138,586)
   Adjustments to reconcile net loss to cash flows from operating activities:
        Depreciation and amortization                                                     1,014,248          1,605,947
        Deferred compensation expense                                                        96,850            246,939
        Loss on disposal of assets                                                           57,569             68,216
        Loss on impairment of goodwill                                                    2,548,664                 --
        Software license in cost of sales                                                    43,750                 --
        Warrants issued to non-employee and re-pricing of warrants                          430,614            112,916
        Interest expense related to common stock issued in excess of note payable            80,000                 --
        Amortization of debt discount                                                       104,820                 --
        Amortization of acquired software developed                                         333,745                 --
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                                77,512            (33,797)
     Inventories                                                                             13,862              9,153
     Prepaid expenses                                                                       (20,865)           488,816
     Prepaid royalties                                                                      309,745                 --
     Other assets                                                                            57,553            108,964
     Accounts payable                                                                       (31,576)             2,693
     Deferred revenue                                                                        56,865           (393,146)
     Accrued expenses                                                                      (190,642)           (88,036)
                                                                                        -----------        -----------
               Net cash used in operating activities                                     (2,123,371)        (4,009,921)
                                                                                        -----------        -----------

INVESTING ACTIVITIES:
   Acquisition of Edge Technologies Incorporated                                                 --           (308,016)
   Acquisition of Red Wing Business Systems                                                      --           (211,883)
   Acquisition of Champion Business Systems                                                      --           (502,374)
   Payments for acquired software developed                                                      --            (83,616)
   Payments received on note receivable                                                     500,000                 --
   Purchases of property and equipment                                                      (49,792)           (93,401)
   Proceeds from sale of property, equipment and goodwill                                   405,095                 --
                                                                                        -----------        -----------
               Net cash provided by (used in) investing activities                          855,303         (1,199,290)
                                                                                        -----------        -----------

FINANCING ACTIVITIES:
   Net decrease on bank line of credit                                                           --            (17,529)
   Payments on obligations under capital lease                                                   --            (78,976)
   Payments on short-term notes payable                                                          --             (2,133)
   Payments on long-term debt                                                            (1,712,569)          (166,114)
   Common stock repurchased and retired                                                     (63,035)                --
   Cash proceeds from issuance of common stock                                              950,000          6,642,501
   Cash proceeds from exercise of options and warrants                                      142,500          2,005,861
   Cash proceeds from stock subscription receivable                                         200,000                 --
   Cash proceeds from short-term note payable                                               450,000                 --
                                                                                        -----------        -----------
               Net cash provided by (used in) financing activities                          (33,104)         8,383,610
                                                                                        -----------        -----------


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                   (UNAUDITED)


                                                                                Nine months ended September 30,
                                                                                    2002               2001
                                                                                -----------        ------------
INCREASE (DECREASE) IN CASH and EQUIVALENTS                                      (1,301,172)         3,174,399

CASH AND EQUIVALENTS, beginning of period                                         1,764,893          1,349,457
                                                                                -----------        -----------

CASH AND EQUIVALENTS, end of period                                             $   463,721        $ 4,523,856
                                                                                ===========        ===========

   Cash paid for interest                                                       $    58,553        $    13,533
   Non-cash financing and investing activities:
       Common stock issued in exchange for stock subscriptions receivable         2,025,000                 --
       Conversion of preferred stock into common stock                              365,000                 --
       Notes payable converted into common stock                                    348,757                 --
       Common stock issued in acquisitions                                               --          4,753,515


      See accompanying notes to condensed consolidated financial statements

                          ACTIVE IQ TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of its acquisition of Edge Technologies Incorporated ("Edge"). We branded the software technology of Edge as the Epoxy Network. In August 2002, we sold all of our rights and interests Epoxy Network to a third party. Since its inception and up through the merger, Old AIQ's efforts had been devoted to the development of its principal product and raising capital.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K/A. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and/or nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Through our subsidiaries of Red Wing and Champion, we recognize the revenues derived from software sales after all of the following criteria have been met:
(i) there is an executed license agreement, (ii) the software has been delivered to the customer, and (iii) collection is deemed probable. Historically, product returns are approximately 2% of gross revenues. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance contracts and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance contract revenue is recognized ratably over the term of the agreement, which is typically one year. All maintenance contract revenue invoiced in excess of revenue recognized is recorded as deferred revenue.

Through March 28, 2002, we recognized revenues from our storefront software business, known as the Epoxy Network, at which time we sold the customer contracts of Edge to a third party. Epoxy Network subscription revenue was recognized monthly after the customer accepted the license agreement and we verified that the customer had a version of software we interfaced with. After the initial period of set up and configuration, customers were invoiced at the beginning of each month for all services subscribed to. In August 2002, we sold all of our rights and interests in the Epoxy Network to a different third party.

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

On December 31, 2001, the net carrying value of goodwill and other intangibles associated with our acquired businesses (Red Wing, Champion, FMS and Edge) was $7,965,476 (or 58% of total assets) and we had not recorded any impairment losses. The acquired businesses of our accounting publisher subsidiaries represent $7,148,203 of the total net carrying value (the remaining $817,273 is the carrying amount of our Epoxy Network technology). One of the reasons we made these acquisitions of the accounting publishers, was to gain access to a stable, loyal customer base. Our intent was to up-sell our existing products and services to this base of customers, and as new products and services were introduced, we could up-charge and up-sell these additional products and services as well. We also believed that the consolidation of these fragmented businesses into one operation would provide a return on the economies of scale. The benefits of the consolidation strategy have not fully materialized to date and we do not anticipate it to materialize in the foreseeable future. Although the underlying businesses that we purchased remain operationally stable, the realization of the future cash flows projected at the time of the acquisitions, will not materialize as projected. Therefore, our results of the estimated discounted cash flows of goodwill and other intangible assets, relating to the accounting publishers, indicated that impairment charges should be recognized. We recognized and recorded impairment against goodwill of $2,131,391 during the second quarter ended June 30, 2002. We did not undertake the expense of an independent appraisal for this valuation, as we believe that our estimate was reasonably conservative with the known market trends.

In August 2002, we sold all of our rights and interests in our Epoxy Network technology to a third party for cash of $400,000. As a result, we recorded an impairment charge of $417,273 relating to this transaction.

Components of intangible assets are as follows:

                                                        September 30, 2002                 December 31, 2001
                                                      Gross                             Gross
                                                     Carrying       Accumulated        Carrying       Accumulated
                                                      Amount        Amortization        Amount        Amortization
                                                    ----------      ------------      ----------      ------------
Intangible assets subject to amortization
  Customer lists                                    $1,737,248       $  878,972       $1,737,248       $  228,435
  Non-compete agreements                               620,000          313,693          620,000           80,261
                                                    ----------       ----------       ----------       ----------
                                                     2,357,248        1,192,665        2,357,248          308,696

Intangible assets not subject to amortization
  Goodwill                                          $5,618,564       $2,650,304       $8,567,228       $2,650,304

The changes in the carrying value of goodwill for the nine months ended September 30, 2002 are as follows:

Balance of goodwill (less accumulated depreciation) as of December 31, 2001       $ 5,916,924
Second quarter impairment loss recorded June 30, 2002                              (2,131,391)
Sale of Epoxy Network technology asset recorded in August 2002                       (817,273)
                                                                                  -----------
Balance as of September 30, 2002                                                  $ 2,968,260
                                                                                  ===========

Amortization of intangible assets was $294,656 and $823,301 for the three months ended September 30, 2002 and 2001, respectively, and $883,969 and $1,431,796 for the nine months ended September 30, 2002 and 2001, respectively. Amortization expense is expected to be approximately $295,000 for the remainder of 2002 (a total of approximately $1,180,000 for 2002). All remaining intangible assets subject to amortization should be fully amortized by the third quarter of 2003 (approximately $870,000). Our net loss excluding goodwill amortization expense, for the three months and nine months ended September 30, 2001 would have been as follows had we adopted SFAS No. 142 on January 1, 2001:

                                                               September 30, 2001
                                                      Three Months Ended    Nine Months Ended
                                                      ------------------    -----------------
Net loss--as reported                                   $  (3,178,436)       $  (6,138,586)
SFAS No. 142 amortization adjustment                          823,301            1,431,796
Net loss--as adjusted                                   $  (2,355,135)       $  (4,706,790)
Basic and diluted net loss per share--as reported       $       (0.31)       $       (0.83)
Impact of SFAS No. 142 amortization adjustment                   0.08                 0.19
Basic and diluted net loss per share--adjusted          $       (0.23)       $       (0.64)

We did not have any goodwill prior to January 1, 2001.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENT

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's consolidated financial position or results of operations.


NOTE 5 - PREPAID ROYALTIES

We have entered into two application service provider software license agreements with Stellent, Inc. The prepaid royalties at September 30, 2002 of $1,140,255 relates to minimum royalty fees required under the agreements. On December 28, 2001, we entered in an application service provider (ASP) software license agreement (the "2001 ASP Agreement"). The 2001 ASP Agreement provides us with a three-year worldwide exclusive license to be the hosted ASP solution for Content Management software. We agreed to pay a royalty of 20% of net receipts, as defined in the 2001 ASP License Agreement, or $500 per month per customer, whichever is greater. The minimum royalty commitments for the exclusive ASP license are as follows: $1,000,000 for 2002, $2,000,000 for year 2003 and $3,000,000 for year 2004. If the minimum royalties have been paid for all three years, an additional three-year exclusive option is provided, otherwise, we have the option to renew for an additional three years under a non-exclusive right. The 2001 ASP Agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the 2001 ASP Agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we prepaid the September and December payments and in consideration of the early payment, we received a 5% discount, or $50,000. Based on our current and projected revenue model for the year 2002, we will not fully utilize the minimum royalty fee of $1,000,000, but we will recognize the full amount of expense and finish the year with a remaining balance of approximately $975,000. At the end of 2002, we may elect to maintain exclusivity in defined vertical markets of our choice and terminate all other exclusive rights of any other vertical markets. With this change to a nonexclusive license, we would also renegotiate the remaining $1,000,000 of prepaid royalties and how it would be applied to future revenues.

On April 8, 2002 we entered into a three year, non-exclusive, non-transferable worldwide license to use, copy, distribute, modify, and sell software for the "SmartCabinet" suite of products. We have an exclusive worldwide license to host this software on an ASP basis in exchange for a 2% royalty on net revenue from this software. We maintain this exclusivity if we pay the minimum royalties as follows: $20,000 for year 2002, $40,000 for year 2003 and $60,000 for year 2004.
This license is renewable for an additional three years, at our option, based on the payment of certain minimum royalties. If we choose to convert this license to a nonexclusive license, we will pay royalties of 1% on net revenue on subsequent sales.


NOTE 6 - DEBT

Notes Payable - Shareholders

On June 6, 2001, we acquired all of the outstanding capital stock of Red Wing Business Systems, based in Red Wing, Minnesota. Red Wing develops, markets and distributes accounting software applications to small to medium-sized businesses, primarily in the agricultural industry. In exchange for all of the outstanding shares of Red Wing's capital stock, we issued an aggregate of 400,000 shares of our common stock and paid at closing a total of $400,000. Pursuant to the purchase agreement, we were obligated to make three additional payments of $400,000 each to the former Red Wing shareholders on December 6, 2001, June 6, 2002 and December 6, 2002, respectively. We timely satisfied the December 6, 2001 payment and have re-negotiated an extension of the June payment with several of the former Red Wing shareholders, totaling $339,093. In connection with the re-negotiation, we paid 10% of the June payment (totaling $33,909) immediately in exchange for an extension of such payment until December 31, 2002. In addition, (i) we will pay interest at the rate of 12.5% per annum on the unpaid balance of the June payment (monthly interest payments began July 1, 2002), (ii) for a period of 60 days, allow such shareholders to convert any or all of the unpaid balance of the June payment into shares of our common stock at a price equal to 90% of the average closing sale price for the 5 days preceding conversion, and (iii) release such shareholders from their lock-up agreements relating to the shares issued in the acquisition. None of these shareholders converted any of their principal into common stock. The remaining former Red Wing shareholders were paid their June 2002 payment as stated in the original notes. The outstanding principal balance due all former Red Wing shareholders as of September 30, 2002 is $701,016.

Two investors in Red Wing receive monthly principal and interest payments, ranging from 7% to 8.5%, which were assumed by us when we acquired Red Wing. The investors are current employees at Red Wing. Note balances as of September 30, 2002 were $10,999 and $43,995, requiring monthly principal and interest payments of $317 and $1,267, both through December 2005.

On September 18, 2001, we acquired Champion Business Systems, a Denver, Colorado-based accounting software company, in a merger transaction. Champion develops, integrates and supports accounting and business management software, focusing on small and growing businesses. As consideration for the merger, (i) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders, (ii) issued 299,184 shares of our common stock, and (iii) issued promissory notes in the aggregate amount of approximately $1 million. We are recording an imputed interest expense of 7% per annum. The notes are payable in equal installments of $256,164 on January 18, May 18, September 18, 2002, and January 18, 2003, and to date, the first payment was made. In May 2002 we re-negotiated an extension of the May payment with several of the note holders until December 31, 2002, in the amount of $159,041. In exchange for the extension, we paid 10% of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5% per annum on the unpaid balance of the notes. In addition, such note holders had the right for a period of 60 days to convert any or all of the unpaid balance of the May payment into shares of our common stock at a price equal to 90% of the average closing sale price for the 5 days preceding conversion. None of these shareholders converted any of their principal into common stock. All remaining former Champion shareholders were paid their May 2002 payment as stated in the original notes. In September 2002 we re-negotiated an extension of the September payment with several of the note holders until December 15, 2002, in the amount of $159,041. In exchange for the extension, we paid 25% of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5% per annum on the unpaid balance of the notes. As consideration for their agreeing to another deferral, each such note holder received one warrant for every dollar deferred until December 15, 2002. We issued 5-year warrants to purchase 119,285 shares of our common stock at an exercise price of $1.00 per share. All remaining former Champion shareholders were paid their September 2002 payment as stated in the original notes. One shareholder (representing $54,061 of the May and September payment) has not accepted the terms of the new notes and as such, we are in default with the terms of the note and continue to accrue interest. The outstanding principal balance due all former Champion shareholders as of September 30, 2002 is $681,562.

On October 10, 2001, we acquired FMS Marketing, Inc., a New Lennox, Illinois accounting software provider doing business as "FMS/Harvest." Effective December 31, 2001, we merged FMS/Harvest with and into Red Wing. Like Red Wing, FMS/Harvest also serves primarily users in the agricultural and farming industries. In consideration for the purchase, we paid $300,000 in cash at closing, issued promissory notes in the total amount of $300,000, and issued 250,000 shares of our common stock. The promissory notes were originally payable in May 2002. In May we re-negotiated an extension of the due date with all former shareholders of FMS/Harvest. In consideration for extending the due date until December 15, 2002, we paid 10% of the May payment totaling $30,000 in satisfaction of the notes and agreed to (i) pay interest at the rate of 12.5% on the unpaid balance, (ii) until July 12, 2002, allow the note holders to convert any or all of the unpaid balance of the notes into shares of our common stock at a price equal to 90% of the average closing sales price for the 5 days preceding conversion, and (iii) release such shareholders from their lock-up agreements relating to the shares issued in the acquisition. In June, three of the FMS shareholders converted $117,745 of principal and $1,013 of interest into 151,669 shares of common stock at $0.783 per share. The outstanding principal balance due all FMS shareholders as of September 30, 2002 is $152,255.


NOTE 7 - SHAREHOLDERS' EQUITY

Stock Subscription Receivable

On January 1, 2002, we amended the employment agreement with D. Bradly Olah, our President and Chief Executive Officer. Following the amendment of his employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a non-recourse promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement. Mr. Olah cannot sell or otherwise transfer any of the shares acquired under this option agreement until such time as the shares would have vested in accordance with the vesting schedule provided in the option agreement and the note has been repaid.

On May 27, 2002, we sold 500,000 shares of our common stock and a warrant in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000. Proceeds were allocated to the fair value of the securities issued (common stock and warrant). Also in May 2002, we recorded a stock subscription receivable in the amount of $25,000 in connection with the private placement and as of September 30, 2002 the amount remains outstanding.

Warrant Grants

In May 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. Proceeds were allocated to the fair value of the securities issued (common stock and warrant). One of the investors was Wyncrest Capital, Inc., a wholly-owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued a warrant to purchase 50,000 shares of common stock in September 2002 to Ronald E. Eibensteiner as consideration for the placement. This warrant has a term of 5 years and is exercisable at a price of $1.00 per share.

On September 18, 2001, we acquired Champion Business Systems in a merger transaction. As consideration for the merger, (i) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders,
(ii) issued 299,184 shares of our common stock, and (iii) issued promissory notes in the aggregate amount of approximately $1 million. We are recording an imputed interest expense of 7% per annum. The notes are payable in equal installments of $256,164 on January 18, May 18, September 18, 2002, and January 18, 2003. In September 2002 several of the note holders re-negotiated an extension of the September payment until December 15, 2002, in the amount of $159,041. In exchange for the extension, we paid 25% of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5% per annum on the unpaid balance of the notes. As consideration for their agreeing to another deferral, each such note holder also received one common stock purchase warrant for every dollar deferred until December 15, 2002. We issued warrants to purchase an aggregate of 119,285 shares of our common stock to 9 persons. The warrants have a term of 5 years and have an exercise price of $1.00 per share. The value of these warrants totaled $82,199, using a Black-Scholes pricing model and a non-cash interest expense is being charged ratably throughout December 15, 2002.


Information regarding the Company's warrants is summarized below:


                                                     Weighted average       Range of
                                          Number      exercise price     exercise price
                                        ---------    ----------------    --------------
Outstanding at December 31, 2001        7,779,456       $    5.28        $ 1.00 - 60.00
     Granted                            2,552,285            1.21          1.00 -  5.50
     Cancelled or expired               1,073,500            6.00          2.43 -  7.50
     Exercised                             54,000            2.00                  2.00
                                        ---------       ---------        --------------
Outstanding at September 30, 2002       9,204,241       $    4.08        $ 1.00 - 60.00
                                        =========       =========        ==============

NOTE 8 - RELATED PARTY TRANSACTIONS

In May 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of its common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly-owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued an additional 50,000 warrants in September 2002 to Ronald E. Eibensteiner as consideration for the placement. These are 5-year warrants to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share.


NOTE 9 - SUBSEQUENT EVENTS

In October we received a $200,000 referral fee from a third party for our sales efforts in connection with three customers that were not candidates for our ASP solution. As we continue to market our hosted product, SmartCabinet, we may have other opportunities to earn such referral fees, although it is not our intent to alter our business model to generate revenue in this manner.

On November 7, 2002, the Company appointed Jack Johnson as President and Chief Operating Officer. Mr. Johnson has a background in managing and growing software service companies with extensive experience in hosted vertical market solutions. Mr. Johnson was also elected to our board of directors.

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

OVERVIEW

Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provides industry-specific software solutions for managing, sharing and collaborating on business information via the Web and accounting software. Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., we develop and distribute web-based content management solutions through our "SmartCabinet" product line. Our hosted delivery model minimizes implementation complexities by capturing paper and electronic documents, transforms them to web-viewable formats, personalizes them based on security needs and delivers them over the Web to a broad range of users. We also publish traditional accounting and financial management software solutions through Red Wing Business Systems ("Red Wing")and Champion Business Systems ("Champion") our subsidiaries.

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

We are still developing and implementing our business plan, which will require additional financing that may not be available on acceptable terms or even at all. See Liquidity and Capital Resources. We are also subject to risks and uncertainties common to developing technology-based companies, including but not limited to: our limited operating history, the rapid technological changes, acceptance of our products, dependence on our current personnel, the ability to form and maintain strategic relationships with third-party partners, security and privacy issues.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 2001.

Revenues

Revenues for the three months ended September 30, 2002 were $1,072,721 compared to $645,182 for the same period in 2001. Our 2002 revenues by product line were as follows: our hosted solutions generated $108,232, or

10% of total revenues, and $964,489, or 90% of total revenues from Red Wing and Champion. The increase of $427,539 is primarily due to the acquisitions of the accounting publishers of Red Wing and Champion. We anticipate that revenues for the fourth quarter of 2002 should be minimally higher versus the third quarter of 2002 due to increased seasonality in the accounting software market. Revenue from our hosting solutions should remain relatively flat to slightly higher in the fourth quarter as we continue to build our new customer base.

Revenues for the nine months ended September 30, 2002 were $3,360,142 compared to $1,053,443 for the same period in 2001. Our 2002 revenues by product line were as follows: our hosted solutions generated $331,017, or 10% of total revenues, the Epoxy Network generated $46,774, or 1% of total revenues (through March 28, 2002), and $2,982,351, or 89% of total revenues from Red Wing and Champion. The increase of $2,306,699 is primarily due to the acquisitions of the accounting publishers of Red Wing and Champion during 2001.

Our ability to continue our present operations and successfully implement our expansion plans, which centers around expanding our "SmartCabinet" product line plus adding additional products and services based on our hosted solutions business model, is contingent upon our ability to increase our revenues and ultimately attain and sustain profitable operations. Without additional financing, the cash generated from our current operations will not be adequate to fund operations and service our indebtedness during the next four quarters of operations.

Operating Expenses

Cost of sales for the three months ended September 30, 2002 was $430,410 compared to $123,749 for the same period in 2001. Our cost of sales by product line for 2002 was as follows: the hosted solutions amount was $177,738, all of which was non-cash prepaid royalty fees and $252,672 was accounting publisher expense. The increase of $306,661 is primarily related to the acquisition of our accounting publisher operations. We completed the Red Wing acquisition during June 2001 and the Champion acquisition during September 2001. Therefore, the three months ended September 30, 2001 cost of sales expenses only reflect partial periods of our ownership when compared to the same period of 2002, which reflect three complete months of ownership in addition to three complete months of ownership of FMS, which was acquired in October 2001. Cost of sales for the nine months ended September 30, 2002 was $1,396,172 compared to $141,884 for the same period in 2001. Our cost of sales by product line for 2002 was as follows: the hosted solutions amount was $422,431 (of which $387,668 was non-cash prepaid royalty fees) and $973,741 was accounting publisher expense. The increase of $1,254,288 is primarily related to the acquisition of our accounting publisher operations and this increase is again related to our time of ownership as stated for the three months period. These costs include hosting fees, wages, compact discs and manuals, overhead allocation and shipping and packaging costs. We anticipate that our fourth quarter cost of sales will be higher, as a percentage of revenue, than the third quarter due to increased spending in expanding of our "SmartCabinet" product line.

Selling, general and administrative expenses for the three months ended September 30, 2002 were $1,163,720 compared to $2,661,488 for the same period in 2001. The $1,497,768 decrease in selling, general and administrative expenses was primarily related to our recording as expense the exercising of employee stock options of former Meteor Industries employees. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $4,703,772 compared to $4,899,829 for the same period in 2001, or a decrease of $196,057. We anticipate the rate of spending for the fourth quarter selling, general and administrative expenses should remain at the same rate as the third quarter.

Depreciation expense of property and equipment for the three months ended September 30, 2002 was $38,076 compared to $79,076, for the same period in 2001. Depreciation expense of property and equipment for the nine months ended September 30, 2002 was $130,177 compared to $174,151 for the same period in 2001. The decreases of $41,000 and $43,974 reflect the overall decrease in our depreciable asset base.

Amortization expense for the three months ended September 30, 2002 was $409,673 ($115,017 of acquired software developed and $294,656 of other intangibles) compared to $823,301 (goodwill amortization only) for the same period in 2001. Amortization expense for the nine months ended September 30, 2002 was $1,217,713 ($333,744 of acquired software developed and $883,969 of other intangibles) compared to $1,431,796 (goodwill amortization only) for the same period in 2001. The expenses are primarily goodwill and other intangible assets recorded under purchase accounting rules, related to the acquisitions of our accounting publishers and amortization of acquired software developed. Based on the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles" on January 1, 2002, amortization of goodwill was $0 for the three and nine months ended September 30, 2002.

Product development expenses for the three months ended September 30, 2002 were $194,156 as compared to $172,498 for the same period in 2001. Product development expenses for the nine months ended September 30, 2002 were $276,830 as compared to $562,762 for the same period in 2001. The $194,156 and $276,830 amounts from 2002 are related to the accounting publishers, as they continue to implement software modules to unify the product base. The $172,498 and $562,762 amounts from 2001 are primarily related to our old business model of the Epoxy Network and the number of software engineers we employed during 2001. To date, we have had relatively few product development expenses related to our hosted solutions model since we received an established customer base with the ASP license agreement. During the fourth quarter we anticipate that product development costs of the accounting publishers will be higher than the third quarter due to updates that must be created to deal with the approaching new years payroll changes and tax law changes.

During the three months ended September 30, 2002, we recorded an impairment loss of $421,167 on goodwill. This loss primarily represents the write off of the Epoxy Network technology asset sale. We had an unamortized balance in goodwill of $817,273 in August 2002, when we sold the asset for $400,000 in cash.

In accordance with SFAS No. 142, beginning with our 2002 fiscal year, goodwill is no longer amortized but is subject to an annual impairment test. We did our testing for impairment in the quarter ended June 30, 2002, which resulted in an estimated goodwill impairment charge of $2,131,391. We forecasted future operating cash flows applicable to our accounting software customer base of small-to-medium sized general businesses and the agri-business sector. We looked at new product opportunities, pricing flexibility, competition from significantly larger companies and the current business economic conditions. We determined that the current business prospects have changed from those factors assumed in 2001. We used a number of financial estimating techniques, including net present value of future cash flows and market valuations using revenue and EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) multiples, to arrive at our estimated impairment charge. As a result of this analysis, we determined that an estimated impairment charge to goodwill should be recognized in the quarter ended June 30, 2002. Additionally, we recorded an impairment charge of $417,273 in the quarter ended September 30, 2002, which relates to the sale of our Epoxy Network technology to a third party in August 2002. See Note 3 - Adoption of New Accounting Standards.

Other Income and Expenses

Our other income and expense consists of interest income, other income and interest expense. Interest income for the three months ended September 30, 2002 was $24,384 compared to $77,451 for the same period in 2001. Interest income for the nine months ended September 30, 2002 was $85,682 compared to $126,305 for the same period in 2001. The $24,384 and $85,682 amounts recorded in 2002 relate primarily to the non-recourse promissory note described under Stock Subscription Receivable. See Note 7 - Shareholder Equity. The $53,067 and $40,623 decreases are due primarily to the interest we were receiving from excess cash reserve balances in 2001. We anticipate that interest income should remain at the same level as the third quarter.

Interest expense for the three months ended September 30, 2002 was $76,844 compared to $30,419 for the same period in 2001. Interest expense for the nine months ended September 30, 2002 was $241,012 compared to $39,696 for the same period in 2001. These increases of $46,425 and $201,316 relate primarily to the former shareholders of Red Wing, Champion and FMS. We have re-negotiated some of the notes with these former shareholders during the course of the year, and as such we have had to recognized additional interest expense, and we will continue to record further interest during the fourth quarter of 2002 and the first quarter of 2003. In addition to these cash interest expenses, we also have amortization of the debt discount on the original non-interest bearing notes payable as we recorded a 7% imputed interest expense.

We also recorded $20,000 of other income for the quarter ended March 31, 2002, when we entered into an asset purchase agreement for the customer base of the Epoxy Network to a third party. In August 2002, we sold all of our rights and interests to a different third party of this technology and therefore, will derive no further income from it.

Critical Accounting Policies

We evaluate acquired businesses for potential impairment indicators of our goodwill and other intangibles. See Note 3 - Adoption of New Accounting Standards. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations

Adoption of New Accounting Standards

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

Liquidity and Capital Resources

We have funded our operations and satisfied our capital expenditure requirements primarily through the sale of our common stock in private placements and the exercise of employee stock options, in addition to the cash received from our merger with Meteor Industries. Net cash used by operating activities was $2,123,371 for the nine months ended September 30, 2002, compared to net cash used by operating activities of $4,009,921 for the same period in 2001.

We had a working capital deficit of $3,073,278 at September 30, 2002, compared to working capital deficit of $2,679,454 at December 31, 2001. Cash and equivalents were $463,721 at September 30, 2002, representing a decrease of $1,301,172 from the cash and equivalents of $1,764,893 at December 31, 2001. Our principal cash commitment consists of payments to the former shareholders at Red Wing, Champion and FMS.

The remaining notes payable to the former shareholders of Red Wing of $701,016 are due in two payments: December 6, 2002 of $400,000 and December 31, 2002 of $301,016. The remaining notes payable to the former Champion shareholders of $681,562 are due in three payments: December 15, 2002 of $120,631, December 31, 2002 of $196,644 and January 14, 2003 of $364,287. The remaining notes payable to the former FMS shareholders of $152,255 are due December 15, 2002.

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

On May 27, 2002, we sold 500,000 shares of our common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000. As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. Prior to this private placement, Boston Financial Partners beneficially owned more than 5% of our common stock.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of its common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days period in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly-owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement.

As previously stated, we have shifted towards a hosted solutions business model, known as SmartCabinet and away from our storefront software business, known as the Epoxy Network. We had recognized revenues from the Epoxy Network product through March 28, 2002. Pursuant to an agreement dated August 13, 2002, we sold the Epoxy Network technology source code to a third party. We received cash proceeds of $400,000 from the sale of our remaining rights and interests in this technology.

We anticipate that we will continue to experience growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. Specifically, we expect that operating expenses will continue to greatly exceed revenue of our hosted solutions products in the foreseeable future as we focus on growing this business. We may incur significant commitments for capital expenditures related to our managed hosting facility plus continued capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. Additionally, we have significant debt payments due over the next four months as described above related to the acquisitions of Red Wing, Champion and FMS. We do not believe that the existing sources of liquidity and projected revenue from our operations will provide sufficient cash to fund operations for the next twelve months. We will continue our attempt to raise additional capital although the current economic conditions and receptivity of the financial markets are not favorable. Some of the possibilities available to us are through the sale of assets, private equity transactions, and/or the exercise of options and warrants. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures which may very well slow our growth prospects and/or cease operations altogether.


RISK FACTORS

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the nine months ended September 30, 2002, we had a net loss of $7.11 million, and since our inception as Old AIQ in April 1996 through September 30, 2002, we have incurred an aggregate net loss of $20.03 million. As of September 30, 2002, we had total assets of $7.06 million and negative net working capital of $3.07 million. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably. Furthermore, to the extent our business strategy is successful, we must manage the transition to higher volume operations, which will require us to control overhead expenses and add necessary personnel.

WE WILL REQUIRE FUTURE FINANCINGS IN ORDER TO COMPLETE THE DEVELOPMENT OF OUR PRODUCTS AND SERVICES AND TO IMPLEMENT OUR BUSINESS PLAN. THERE IS NO ASSURANCE THAT SUCH FINANCINGS WILL BE AVAILABLE ON ACCEPTABLE TERMS OR EVEN AT ALL.

Further financing will be needed in order to complete development of our products, to develop our brand and services and to otherwise implement our business plan. Product development, brand development and other aspects of Internet-related businesses are extremely expensive, and there is no precise way to predict when further financing will be needed or how much will be needed. Moreover, we cannot guarantee that the additional financing will be available when needed. If it is not available, we may be forced to discontinue our business, and your investment in our securities may be lost. If the financing is available only at a low valuation of our company, an investment in our common stock may be substantially diluted. The continued health of the market for technology related securities and other factors beyond our control may have a major impact on the valuation of our company if we raise capital in the future.

IF OUR COMMON STOCK IS DELISTED FROM THE NASDAQ SMALL CAP MARKET, IT WILL SIGNIFICANTLY HINDER YOUR ABILITY TO DISPOSE OF OUR COMMON STOCK IN THE SECONDARY MARKET.

By letter dated July 29, 2002, the Nasdaq Stock Market informed us that we do not have the requisite number of "independent" directors, as required by Nasdaq's Marketplace Rules to maintain listing on the Small Cap Market. In September 2002, we notified Nasdaq that we added one new independent board member. In November 2002, we notified Nasdaq that we added a second independent board member and a third board member with the appointment of Jack Johnson as President and COO. Nasdaq has granted us an extension until December 12, 2002 to achieve compliance with this rule. There can be no assurance that these added members will satisfy Nasdaq's continued listing requirements. In the event we cannot achieve compliance with this rule, our common stock may be delisted from the Nasdaq Small Cap Market.

In addition, in order for our common stock to remain listed on the Nasdaq Small Cap Market, we must comply with certain other of Nasdaq's continued listing requirements. These requirements mandate, among other things, that our common stock maintain a minimum closing bid price of at least $1.00 per share. By a letter dated August 14, 2002, the Nasdaq Stock Market informed us that we had failed to maintain a minimum bid price of $1.00 for a period of 30 consecutive trading days. Therefore, we have a period of 180 calendar days, until February 10, 2003, in which to achieve compliance with the bid price requirement. Nasdaq rules provide that compliance is achieved when the minimum bid price is at least $1.00 for a minimum of 10 consecutive trading days. However, Nasdaq may impose even stricter requirements for demonstrating that compliance with its continued listing requirements is achieved. We cannot guarantee that our common stock will achieve the minimum closing bid price required to remain listed on the Nasdaq Small Cap Market.

Nasdaq's continued listing requirements also provide that we must have a total market capitalization of at least $35 million, have had net income of at least $500,000 in two of the last three years or maintain shareholder's equity of at least $2.5 million. We do not meet the market capitalization or net income tests, although our shareholders' equity is currently $3.1 million. However, there is no assurance that we will be able to maintain our shareholders' equity above $2.5 million, however. If we seek additional capital through the sale of assets, it is likely that total shareholder's equity could go below the $2.5 million threshold.

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

WE HAVE NO MEANINGFUL OPERATING HISTORY ON WHICH TO EVALUATE OUR BUSINESS OR PROSPECTS.

We were a development stage company until January 2001 when we acquired Edge Technologies and the underlying

Epoxy Network technology. In August 2002, we sold all of our rights and interest in the Epoxy Network technology. We acquired our exclusive ASP hosting rights at the end of 2001 and our rights to the "SmartCabinet" product line in April 2002. Accordingly, we do not have a significant operating history on which you can base an evaluation of our business and prospects. Our business prospects must therefore be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets using new and unproven business models. These risks include our:

         o substantial dependence on products with only limited market acceptance;

         o        need to create sales and support organizations;

         o        competition;

         o        need to manage changing operations;

         o        customer concentration; and

         o        reliance on strategic relationships.

We also depend heavily on the growing use of the Internet for commerce and communication and on general economic conditions. Our management cannot be certain that our business strategy will be successful or that it will successfully address these risks.

BECAUSE WE ARE DEPENDENT UPON THIRD-PARTY SYSTEMS AND STRATEGIC RELATIONSHIPS, OUR BUSINESS MAY BE HARMED IF THOSE RELATIONSHIPS ARE NOT MAINTAINED.

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

Lack of operating history and rapid growth makes it difficult for us to assess the effect of seasonality and other factors outside our control. Nevertheless, we expect our business to be subject to fluctuations, reflecting a combination of various technology and customer acceptance related factors.

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

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL.

Our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. We also expect to continue to add other important personnel in the near future. The loss of any of those individuals may have a material adverse impact on our business. We intend to hire a significant number of sales, support, marketing, and research and development personnel in fiscal 2003. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Further, some of these individuals may be either unable to begin or continue working for us because they may be subject to non-competition agreements with their former employers.

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



       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitivity

There has been no material change in our market risks associated with debt obligations during the period ended September 30, 2002. Our long-term debt is not subject to interest rate risk because all of our long-term debt has fixed rates of interest. We do not enter into contracts for speculative purposes, nor are we a party to any leveraged instruments.



                   ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES


Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely basis to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


On September 18, 2002, we renegotiated one of the payments we were required to make in satisfaction of certain notes payable issued to the former shareholders of Champion Business Systems, Inc. in connection with our acquisition of that company. Specifically, in exchange for extending until December 15, 2002 the due date relating to an aggregate of installment of approximately $159,041 required to be paid on September 18, 2002 in satisfaction of such notes, we agreed to pay interest at the rate of 12.5% per annum on the entire unpaid balance. As consideration for their agreeing to the deferral, each such note holder also received one common stock purchase warrant for every dollar deferred until December 15, 2002. We issued warrants to purchase an aggregate of 119,285 shares of our common stock to 9 persons. The warrants have a term of 5 years and have an exercise price of $1.00 per share. In connection with the issuance of these warrants, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

In conjunction with a transaction we completed in May 2002, (which we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000) we also issued a warrant to purchase 50,000 shares of common stock in September 2002 to Ronald E. Eibensteiner, a director of the Company, as consideration for the placement. This warrant has a term of 5 years and is exercisable at a price of $1.00 per share. In connection with this offering, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D, since Mr. Eibensteiner is an accredited investor.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          4.1     Form of Warrant

          4.2     Schedule identifying material details of warrants issued

         99.1     Certification of Chief Executive Officer and Chief Financial
                  Officer


(b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ACTIVE IQ TECHNOLOGIES, INC.

                                           By: /s/ D. Bradly Olah
                                               ---------------------------------
                                                   D. Bradly Olah
                                                   Chief Executive Officer


                                           By: /s/ Jeffrey M. Traynor
                                               ---------------------------------
                                                   Jeffrey M. Traynor
                                                   Chief Financial Officer


Date: November 13, 2002

                                  CERTIFICATION


I, D. Bradly Olah, the Chief Executive Officer of Active IQ Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Active IQ Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                            By: /s/ D. Bradly Olah
                                                --------------------------------
                                                    D. Bradly Olah
                                                    Chief Executive Officer

                                  CERTIFICATION


I, Jeffrey M. Traynor, the Chief Financial Officer of Active IQ Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Active IQ Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                               By: /s/ Jeffrey M. Traynor
                                                   -----------------------------
                                                       Jeffrey M. Traynor
                                                       Chief Financial Officer