Form 10-K
period 2002-12-31
ACTIVE IQ TECHNOLOGIES INC
filed 2003-03-31
CIK 912875

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 2002
                         Commission File Number: 1-12401

                          ACTIVE IQ TECHNOLOGIES, INC.
                ------------------------------------------------
               (Exact Name of Issuer as Specified in its Charter)


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

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                                 Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                 Yes [ ] No [X]

The aggregate market value of Active IQ Technologies, Inc.'s Common Stock held by non-affiliates on June 28 2002 (the last business day of Active IQ Technologies, Inc.'s most recently completed second fiscal quarter), based on the closing price per share sales price of Active IQ Technologies, Inc.'s Common Stock on The Nasdaq SmallCap Market on June 28, 2002, was $10,200,000.

At March 26, 2003, 13,057,181 shares of Common Stock (the Registrant's only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $706,000.

                          ACTIVE IQ TECHNOLOGIES, INC.

                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2002
                                Table of Contents


PART I                                                                     Page
Item 1.       Business.....................................................  4
Item 2.       Properties................................................... 10
Item 3.       Legal Proceedings............................................ 10
Item 4.       Submission of Matters to a Vote of Security Holders.......... 10


PART II
Item 5.       Market for the Registrant's Common Equity and Related
                 Shareholder Matters....................................... 12
Item 6.       Selected Financial Data...................................... 17
Item 7.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................... 17
Item 7A.      Quantitative and Qualitative Disclosures About Market
                 Risk...................................................... 23
Item 8.       Consolidated Financial Statements and Supplementary Data..... 25
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................. 59


PART III
Item 10.      Directors, Executive Officers, Promoters and Control
                 Persons of the Registrant................................. 61
Item 11.      Executive Compensation....................................... 63
Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management................................................ 70
Item 13.      Certain Relationships and Related Transactions............... 71
Item 14.      Controls and Procedures...................................... 72


PART IV
Item 15.      Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K............................................... 73
Signatures................................................................. 76
Certifications............................................................. 77

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

                                     PART I

ITEM 1. BUSINESS


OVERVIEW

During fiscal 2002, Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provided industry-specific eBusiness software solutions for selling, managing, sharing and collaborating on business information via the Web and accounting software. In order to offer the foregoing solutions, we completed four acquisitions in fiscal 2001. In April 2001, we completed our merger privately held activeIQ Technologies Inc., a Minnesota corporation ("Old AIQ"). In June 2001, we completed our acquisition of Red Wing Business Systems, Inc., a Minnesota corporation ("Red Wing"). In September 2001, we completed our merger with privately held Champion Business Systems, Inc., a Colorado corporation ("Champion"). And in October 2001, we acquired all of the outstanding capital stock of FMS Marketing, Inc., an Illinois corporation ("FMS/Harvest"). FMS Marketing, Inc. did business as FMS/Harvest, and as of December 31, 2001, we merged FMS/Harvest with and into Red Wing.

Until April 2001, we were engaged in the distribution of oil, gas and other refined petroleum products. On April 30, 2001, however, we completed a series of significant transactions resulting in the disposition of our historical operating assets and adoption of the business plan of Old AIQ. Old AIQ's main focus was providing software and solutions as part of its Epoxy Network. The Epoxy Network offered an Internet merchandising system called "Storefront" and a tool set for managing customer information named "Account Management." In March 2002, we sold the customer base of the Epoxy Network, thereby allowing us to focus our efforts on developing a hosted solutions model. In August 2002, we sold all of our remaining rights and interests of the Epoxy Network.

In December 2001, we entered in an application service provider ("ASP") software license agreement with Stellent, Inc. The agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent's Content Management software in which we would develop and distribute web-based content management solutions (our "Hosted Solutions Business"). Our Hosted Solutions Business minimized implementation complexities by capturing paper and electronic documents, transform them to Web-viewable formats, personalize them based on security needs and deliver them over the Web to a broad range of users. Subsequent to December 31, 2002, it became apparent to us that, in light of current market conditions, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 13, 2003, our Board of Directors formally approved the sale of the Hosted Solutions Business. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business. We received $650,000 in cash for the assets used in the Hosted Solutions Business (including the ASP software license), plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction.

In addition to eBusiness applications and software solutions discussed above, we offered traditional accounting and financial management software solutions through Red Wing and Champion, our wholly owned subsidiaries, which have collectively operated as our accounting software business ("Accounting Software Business"). Our original reason for acquiring these companies was to be able to utilize the businesses' customer base in order to market to those customers our Epoxy Network products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the Epoxy Network to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. In late 2002, we contacted various entities about purchasing the Accounting Software Business and received no interested responses. In December 2002, our Board of Directors authorized a plan to sell the Accounting Software Business and we began having preliminary discussions with key management employees of the Accounting Software Business, about selling the assets of that business to them or an entity controlled by them. As a result of the formal plan to sell the Accounting Software Business, the results of operations for the

Accounting Software Business have been reported as discontinued operations (the "Discontinued Operations") and previously reported consolidated financial statements have been restated for the year ended December 31, 2002. (See Footnote No. 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the Discontinued Operations of Accounting Software Business.) On January 14, 2003, we entered into a non-binding letter of intent with key management employees of the Accounting Software Business, providing for the sale of all or substantially all of the assets of the Accounting Software Business. On February 14, 2003, our Board of Directors formally approved the transaction and authorized management to enter into the definitive asset purchase agreement. The Board further directed management to submit the proposed sale of the Accounting Software Business to our shareholders for their approval. On February 17, 2003, we executed a definitive purchase agreement. Subject to shareholder approval, we expect to complete the transaction by April 30, 2003.

If the sale of our Accounting Software Business occurs as proposed, we will no longer have any means of generating revenue (since we have sold our Hosted Solutions Business, as discussed above), however, our Board of Directors is actively searching for businesses or technologies to potentially acquire. There can be no assurance that any acquisitions will be obtainable on terms acceptable to us or on any terms whatsoever.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with Old AIQ, we reincorporated under Minnesota law. (Old AIQ was a development stage company from its inception in April 1996 through its fiscal year ended December 31, 2000. For accounting purposes, however, Old AIQ was treated as the acquiring company. Accordingly, in this Annual Report on Form 10-K, when we discuss or refer to business and financial information relating to dates prior to the merger, we are referring to Old AIQ's business and financial information, unless otherwise indicated.)

Our principal office is located at 5720 Smetana Drive, Suite 101 Minnetonka, Minnesota 55343. Our telephone number is (952) 345-6600 and our Internet address is www.activeiq.com.

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

With Corporate America's overall slowdown on capital spending for IT infrastructure and the collapse of many of the dot.coms, the availability of ready funds for start-up concepts has become increasingly difficult to procure, if at all. Combine that with what the market perceives as a weak balance sheet or a going concern opinion and many of the larger, more established markets are no longer willing to purchase products and/or services if any of their key resources are at risk.

PRODUCTS AND SERVICES

During fiscal 2002, we offered three types of business software and solutions: eBusiness solutions through our Epoxy Network; traditional business and accounting software through our Red Wing and Champion subsidiaries; and hosted ASP solutions in selected vertical markets. For fiscal 2003, with the already completed sale of our Hosted Solutions Business and the anticipated completion of the sale of our Accounting Software Business, we will no longer have any means of generating revenue, however, an active search for businesses or technologies to potentially acquire has been initiated.

EPOXY NETWORK

In January 2001, Old AIQ completed its merger with privately held Edge Technologies, Incorporated, the creator of a fully integrated eBusiness website service called Account Wizard, which was subsequently branded as the Epoxy Network. The Epoxy Network, which was offered to customers on a monthly subscription basis, included eCommerce, Account Management, customer service and support, and trading partner connectivity. The Epoxy applications integrated with a customer's existing accounting software to quickly help get the customer online by accessing information that already exists in its accounting system. Leveraging the power of the Internet, these applications allowed an organization to extend beyond the traditional "four walls" of their enterprise to integrate their operations with their customers, suppliers and partners. During the year ended December 31, 2002, revenues from Epoxy Network were $53,599, or 10.7% of our total sales from continuing operations.

In March 2002, we sold the customer base of the Epoxy Network, thereby allowing us to focus our efforts on developing a hosted solutions model. In August 2002, we sold all of our remaining rights and interests of the Epoxy Network.

ACCOUNTING SOFTWARE BUSINESS

We designed, developed, marketed and supported accounting software products through our Accounting Software Business (Red Wing, Champion and FMS/Harvest) subsidiaries during fiscal 2002. These products addressed the "gap market" - companies that have outgrown inexpensive, ultra-simple "starter" accounting software but did not require the significant complexity of high-end software. These products offered a stable, secure and flexible base for growing small business users.

Our original reason for acquiring these companies was to be able to utilize the businesses' customer base in order to market to those customers our Epoxy Network products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the Epoxy Network to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. On February 17, 2003, we executed a definitive purchase agreement. We expect to complete the transaction by April 30, 2003.

As a result of the plan to sell the Accounting Software Business, the results of operations for the Accounting Software Business have been reported as Discontinued Operations and previously reported financial statements have been restated for the year ended December 31, 2001. During the year ended December 31, 2002, revenues from our Accounting Software Business were $4,179,547. See Footnote No. 2 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the Discontinued Operations of Accounting Software Business.

HOSTED SOLUTIONS BUSINESS

As a result of a December 2001 agreement with Stellent, Inc., we had an exclusive worldwide license to distribute Stellent's enterprise content management software solutions to customers on a hosted basis. With this license, we offered Web-based content management solutions designed to improve the efficiency of business operations within selected vertical markets. By linking an organization's customers, partners, suppliers and employees, these hosted solutions were designed to enable an organization to improve its operational efficiency and maximize the potential of its content resources. Also, by focusing on industry-specific solutions, we believed we would be more able to closely meet the particular needs of potential customers in those markets. Further, we believed a hosted solutions model would be attractive to customers in specific markets who demand quicker deployment of new applications and more predictable costs with less financial risk. During the year ended December 31, 2002, revenues from our Hosted Solutions Business were $445,779, or 89.3% of our total sales (including continuing and discontinued operations sales).

Subsequent to December 31, 2002, we came to the conclusion that due to current market conditions for capital funding, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 13, 2003, our Board of Directors formally approved the sale of the Hosted Solutions Business. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business. We received $650,000 in cash for the assets used in the Hosted Solutions Business (including the exclusive worldwide license), plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction.


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

See Footnote No. 2 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the Discontinued Operations of Accounting Software Business.

Hosted Solutions Business

Our primary marketing objectives were to build awareness and continue to gain market share in select verticals. Accordingly, we did utilize a balanced mix of on and offline advertising and marketing efforts. On-line efforts did include website, affiliate partner links, product demos and industry specific on-line advertising. Offline efforts did include industry specific tradeshows, conferences, publications and vertically specific direct mail campaigns.


INTELLECTUAL PROPERTY

Since we sold our rights and interests of the Epoxy Network in August 2002, and already for fiscal 2003, we sold our Hosted Solutions Business, combined with the anticipate sale of our Accounting Software Business, we will not have any intellectual property at risk


RESEARCH AND DEVELOPMENT

Since inception, we made substantial investments in research and software product development. We believed that the timely development of additional services and enhancements to existing software products and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings were essential to maintaining and increasing our competitive position in our market. The software services market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. Our total research and development expense was $134,217 and $562,762 in fiscal 2002 and 2001, respectively.


EMPLOYEES

As of March 26, 2003, we employ 45 people, (approximately 96% full time status) including 43 employees of the Accounting Software Business. None of our employees are represented by a labor union and we consider our employee relations to be good.


FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2002, our continuing operations included one reportable segment: our Hosted Solutions Business.

See Footnote No. 1 of the notes to the Consolidated Financial Statements included elsewhere herein for financial information regarding this segment.


AVAILABLE INFORMATION

The Company's web site address is www.activeiq.com.

We make available free of charge through our Internet web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission. You can also request a free copy of the above filings by writing or calling us at:

                          Active IQ Technologies, Inc.
                       Attention: Mark D. Dacko, Secretary
                          5720 Smetana Drive, Suite 101
                           Minnetonka, Minnesota 55343
                                 (952) 345-6600



RISK FACTORS

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALL CAP MARKET.

One of Nasdaq's continued listing rules required us to maintain a minimum closing bid price of $1 for our common stock. We were notified in August 2002 that, since the minimum bid price of our common stock was less than $1, we had until February 10, 2003 in order to achieve compliance. On March 18, 2003, we received further notification from Nasdaq on this matter.

Nasdaq has informed us that since we had not regained compliance with the minimum $1 closing bid price per common share and we also were not eligible for an additional 180 calendar day grace period since we did not meet the initial inclusion requirements as specified by The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A) (the "Rule"), our common stock was delisted effective with the opening of business on March 27, 2003. Specifically, for initial inclusion, the Rule requires meeting one of following requirements: a $5,000,000 shareholders' equity; a $50,000,000 market value of our listed securities; or $750,000 net income from continuing operations for certain fiscal years. We did not meet any of these requirements.

Since our common stock has been delisted from the Nasdaq SmallCap Market, trading, if any, in our common stock will be conducted in the over-the-counter markets in the so-called "pink sheets" or the "OTC Bulletin Board." Consequently, the liquidity of our common stock is impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in the coverage of our securities by security analysts and the news media, and lower prices for our securities than might otherwise prevail. In addition, our common stock has become subject to certain rules of the Securities and Exchange Commission relating to "penny stocks." These rules require broker-dealers to make special suitability determinations for purchasers other than established customers and certain institutional investors and to receive the purchasers' prior written consent for a purchase transaction prior to sale. Consequently, these "penny stock rules" may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect your ability to sell shares of our common stock in the secondary market.

WE HAVE SOLD OUR ONLY CONTINUING OPERATIONS REVENUE SOURCE.

During the year ended December 31, 2002, our continuing operations included one reportable segment: our Hosted Solutions Business. Subsequent to December 31, 2002, it became apparent to us that, in light of current market conditions, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term. On March 13, 2003, our Board of Directors formally approved the sale of the Hosted Solutions Business. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business. We received $650,000 in cash for the assets used in the Hosted Solutions Business, plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction.

WE ARE PROPOSING TO SELL SUBSTANTIALLY ALL OF OUR REMAINING ASETS.

For the year ended December 31, 2002, the Accounting Software Business was responsible for $4,179,547 in revenue, or approximately 89 percent of our consolidated revenues (including continuing and discontinued operations sales). Our original reason for acquiring these companies was to be able to utilize the businesses' customer base in order to market to those customers our Epoxy Network products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the Epoxy Network to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. On February 17, 2003, we executed a definitive purchase agreement. Accordingly, following completion of the proposed transaction, we will no longer have any ongoing business operations and no significant means of generating any revenue.

See Footnote No. 2 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the Discontinued Operations of Accounting Software Business.


WE ARE CURRENTLY IN DEFAULT OF OUR OBLIGATIONS TO REPAY THE DEBT WE INCURRED IN CONNECTION WITH OUR ACQUISITION OF THE ACCOUNTING SOFTWARE BUSINESS.

When we acquired the three businesses that collectively comprise our Accounting Software Business we paid a combination of cash, stock and notes or other obligations. The notes and other obligations are collectively secured by the stock or assets of the companies we acquired. The current remaining indebtedness incurred in connection with these acquisitions is $1.45 million and we are currently in default of these obligations. If the proposed sale is not completed, the beneficiaries of our obligations to repay this indebtedness may commence foreclosure proceedings against the stock and/or assets of the Accounting Software Business. If this were to occur, there is no assurance that the proceeds from any such foreclosure sale would be sufficient to satisfy the outstanding indebtedness.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the year ended December 31, 2002, we had a net loss of $9,658,755, and since our inception as Old AIQ in April 1996 through December 31, 2002, we have incurred an aggregate net loss of $22,580,994. As of December 31, 2002, we had total assets of $1,182,365. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

WE WILL REQUIRE FUTURE FINANCING.

Further financing will be needed in order to potentially acquire other businesses or technologies. And there is no precise way to predict when further financing will be needed or how much will be needed. Moreover, we cannot guarantee that the additional financing will be available when needed. If it is not available, your investment in our securities may be lost. If the financing is available only at a low valuation of our Company, your investment may be substantially diluted


ITEM 2. PROPERTIES

As of December 31, 2002, our corporate office is located at 5720 Smetana Drive, Suite 101, Minnetonka, Minnesota 55343, which we occupy pursuant to a lease agreement that expires June 30, 2004. We occupy approximately 6,850 square feet for a monthly payment of $11,670. With the sale of our Hosted Solutions Business to Stellent, Inc. in March 2003, the aforementioned lease has been assigned to Stellent and we will be moving to a new location on or about May 1, 2003.

We currently lease office space in Red Wing, Minnesota (Red Wing Business Systems), Denver, Colorado (Champion Business Systems) and New Lenox, Illinois (FMS/Harvest). With the anticipated sale of the Accounting Software Business, the following property lease liabilities would be assigned to the Purchasers.

The Red Wing location is approximately 12,000 square feet. Current rentals of $6,500 per month ($78,000 annually) are required under the lease, in addition to real estate taxes and nominal charges for common area maintenance. The lease expires October 1, 2008. The landlords were former shareholders in the privately held Red Wing business and one is still a current employee of the Company.

At December 31, 2002, the Denver location was approximately 11,740 square feet requiring rentals of $17,115 per month. The lease expired February 28, 2003, although a one-month extension was granted at a reduced rate. We signed a new lease commencing on March 15, 2003 for 2,040 square feet with a monthly payment of $2,720 ($32,640 annually) in addition to real estate taxes and nominal charges for common area maintenance, for the first twelve months. The subsequent months of 13 through 24 and 25 through 39 require monthly payments of $2,805 and $2,890, respectively. The lease expires June 2006.

The New Lenox location is approximately 800 square feet with current rentals of $600 per month. This is a month-to-month lease.


ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2002, the Company held its Annual Meeting of Shareholders. As of November 8, 2002, the record date for determining the shares of the Company's stock outstanding and entitled to vote at the meeting, there were 13,298,014 shares of common stock issued and outstanding. A total of 9,022,711 shares were represented at the meeting. The following matters were voted:

(A) To elect six directors. All of the management's nominees for directors as listed in the proxy statement were elected with the following:



                                                Shares Voted For    Withheld
                                                ----------------    --------
        Kenneth W. Brimmer                         8,899,434       123,277
        Ronald E. Eibensteiner                     8,773,634       249,077
        Jack A. Johnson                            8,899,434       123,277
        Wayne W. Mills                             8,899,434       123,277
        Patrick L. Nelson                          8,899,434       123,277
        D. Bradly Olah                             8,379,686       643,025
        Brent Robbins                              8,899,434       123,277



(B) Vote to approve an amendment to Active IQ Technologies 1999 Stock Option Plan to increase the number of shares of common stock issuable thereunder from 2,500,000 to 4,250,000 shares:


        Shares Voted For          Against          Abstain            Non-Vote
        ----------------          -------          -------            --------
            5,400,002             964,214          206,500           2,451,995


(C) Vote to approve an amendment to Active IQ Technologies 2000 Director Stock Option Plan to increase the number of shares of common stock issuable thereunder from 250,000 to 550,000 shares:


        Shares Voted For          Against          Abstain            Non-Vote
        ----------------          -------          -------            --------
            5,399,802             964,414          206,500           2,451,995


(D) Vote to approve an amendment to Active IQ Technologies 2001 Employee Stock Option Plan to increase the number of shares of common stock issuable thereunder from 700,000 to 1,450,000 shares:


        Shares Voted For          Against          Abstain            Non-Vote
        ----------------          -------          -------            --------
            5,401,400             962,816          206,500           2,451,995


(E) Vote to approve an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of undesignated capital stock to 150,000,000 shares:


        Shares Voted For          Against          Abstain            Non-Vote
        ----------------          -------          -------            --------
            5,508,189             856,027          206,500           2,451,995


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

The Company's common stock was quoted on the Nasdaq SmallCap Market under the symbol "AIQT" until March 26, 2003. (See Risk Factors in Item 1 for a further discussion regarding our common stock being delisted from the Nasdaq SmallCap Market.) Prior to May 1, 2001, our stock traded under the symbol "METR." As of March 26, 2003 the last sale price of our common stock as reported by Nasdaq was $0.08 per share. The following table sets forth for the periods indicated the range of high and low bid prices of the common stock as reported by Nasdaq:

                                                            Bid
                 Period                                 High     Low
        Quarter Ended March 31, 2002                   $4.75    $1.66
        Quarter Ended June 30, 2002                    $2.00    $0.69
        Quarter Ended September 30, 2002               $1.00    $0.25
        Quarter Ended December 31, 2002                $0.75    $0.16

        Quarter Ended March 31, 2001                   $5.50    $2.38
        Quarter Ended June 30, 2001                    $6.00    $3.63
        Quarter Ended September 30, 2001               $5.99    $1.75
        Quarter Ended December 31, 2001                $4.71    $2.55


As of the March 26, 2003, there were approximately 600 record holders of our common stock. Based on securities position listings, we believe that there are approximately 900 beneficial holders of our common stock.

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

In May 2002, we renegotiated one of the payments we were required to pay in satisfaction of certain notes payable issued to the former shareholders of Champion Business Systems, Inc. in connection with our acquisition of that company. Specifically, in exchange for extending until December 31, 2002 the due date relating to an aggregate of installment of approximately $159,041 required to be paid on May 18, 2002 (the "May Installment") in satisfaction of such notes, we agreed to pay interest at the rate of 12.5% per annum on the entire unpaid balance and granted such noteholders a 60-day right to convert the May Installment, including accrued interest, into shares of our common stock at a price equal to 90% of the average closing sale price for the 5 days preceding conversion. None of such noteholders exercised their right to convert. In connection with the amendment of these notes, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) because we had a reasonable basis to believe that each of the noteholders were either accredited or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

On May 27, 2002, we sold 500,000 shares of our common stock in a private placement to one accredited investor at a price of $0.75 per share, for a total purchase price of $375,000, (we received $350,000 in cash and recorded a stock subscription receivable of $25,000). Also, as consideration for its purchase of such shares, the investor also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share. We further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by this investor and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. In connection with this offering, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D because we had a reasonable basis to believe that the purchaser was an accredited investor. In December 2002, the Company finalized an amendment to the agreement and canceled the $25,000 stock subscription receivable, thereby reducing the shares sold to 466,667 shares.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. Additionally, we also issued a warrant to purchase 50,000 shares of common stock in September 2002 to Mr. Eibensteiner as consideration for the placement. This warrant has a term of 5 years and is exercisable at a price of $1.00 per share. In connection with this offering, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D because we had a reasonable basis to believe that both purchasers were accredited investors.

In connection with our June 2001 acquisition of Red Wing Business Systems, Inc., we were required to make an aggregate payment of $400,000 to the former shareholders of such company on June 6, 2002 (the "June Payment"). With respect to former Red Wing shareholders representing $339,093 of the June Payment, such shareholders agreed to extend the due date of the June Payment until December 31, 2002. In exchange for the extension, we agreed to pay interest on the unpaid portion of the June Payment at the rate of 12.5% per annum (commencing July 1, 2002) and granted such shareholders a 60-day right to convert any or all of the June Payment (including accrued interest) into shares of our common stock at a price equal to 90% of the average closing sale price of our common stock during the 5 days preceding conversion. None of the former Red Wing shareholders exercised their right to convert. In connection with the amending the terms of the June Payment, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) we had a reasonable basis to conclude that each of the noteholders were either "accredited investors" or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

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

Pursuant to our 1999 Stock Option Plan and 2001 Employee Stock Option Plan, we issued to various employees options to purchase shares of common stock. All of the options were issued in reliance on the exemption from registration under
Section 4(2) of the Securities Act, based on the Company's belief that none of the issuances involved a public offering and because all of the employees to whom the options were issued had access to financial and business information concerning the Company. The table below summarizes the unregistered option grants made during 2002.


      Grant                Number       Exercise           Expiration         Vesting            Vesting
       Date             of shares         Price               Date              Date              Shares
     01/02/02              96,950         $4.27             01/20/12          01/02/03            24,237
                                                                              01/02/04            24,237
                                                                              01/02/05            24,238
                                                                              01/02/06            24,238
     01/09/02             150,000         $4.00             01/09/12          12/31/02            37,500
                                                                              12/31/03            37,500
                                                                              12/31/04            37,500
                                                                              12/31/05            37,500
     01/14/02             500,000         $4.00             01/14/12          01/14/03           166,666
                                                                              01/14/03           166,667
                                                                              01/14/03           166,667
     04/22/02              35,000         $1.80             04/22/12          04/22/03             8,750
                                                                              04/22/04             8,750
                                                                              04/22/05             8,750
                                                                              04/22/06             8,750
     04/29/02              35,000         $1.50             04/22/12          04/29/03             8,750
                                                                              04/29/04             8,750
                                                                              04/29/05             8,750
                                                                              04/29/06             8,750
     05/06/02              50,000         $1.15             05/06/12          05/06/03            12,500
                                                                              05/06/04            12,500
                                                                              05/06/05            12,500
                                                                              05/06/06            12,500
     05/14/02             175,000         $1.25             05/14/12          05/14/02            35,000
                                                                              05/14/03            35,000
                                                                              05/14/04            35,000
                                                                              05/14/05            35,000
                                                                              05/14/06            35,000
     05/17/02               6,000         $1.00             05/17/12          06/17/02             2,000
                                                                              07/17/02             2,000
                                                                              08/17/02             2,000
     08/19/02              60,000         $0.66             08/19/12          08/19/03            15,000
                                                                              08/19/04            15,000
                                                                              08/19/05            15,000
                                                                              08/19/06            15,000
     09/01/02              25,000         $1.25             09/01/12          09/01/03             6,250
                                                                              09/01/04             6,250
                                                                              09/01/05             6,250
                                                                              09/01/06             6,250
     10/01/02             175,000         $0.50             10/01/12          10/01/03            43,750
                                                                              10/01/04            43,750
                                                                              10/01/05            43,750
                                                                              10/01/06            43,750
     11/15/02              50,000         $0.43             11/15/12          02/13/03            10,000
                                                                              11/15/04            20,000
                                                                              11/15/05            20,000
     11/25/02             900,000         $0.35             11/25/12          11/25/02            90,000
                                                                              11/25/03           270,000
                                                                              11/25/04           270,000
                                                                              11/25/05           270,000



EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2002:


                                                                                     Number of securities
                                                                                    remaining available for
                                                                                     future issuance under
                              Number of securities to       Weighted-average          equity compensation
                              be issued upon exercise       exercise price of          plans (excluding
                              of outstanding options,     outstanding options,      securities reflected in
       Plan category            warrants and rights        warrants and rights            column (a))
------------------------      -----------------------     --------------------      -----------------------
                                        (a)                        (b)                        (c)
                              -----------------------     --------------------      -----------------------
Equity compensation
plans approved by
security holders                     3,315,259                    $2.06                    2,566,274

Equity compensation
plans not approved by
security holders                     2,027,543                    $2.49                        --
                                    ----------                    -----                    ---------
    Total                            5,342,802                    $2.22                    2,566,274
                                    ==========                    =====                    =========


ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data with respect to the statement of operations data for the years ended December 31, 2002 and 2001, and the balance sheets data as of December 31, 2002 and 2001 are derived from the Consolidated Financial Statements of the Company that have been audited by Virchow, Krause & Company, LLP, independent auditors. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report. The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2000, 1999 and 1998 and the balance sheets data as of December 31, 2000, 1999 and 1998 have been derived from the Consolidated Financial Statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants.


STATEMENT OF OPERATIONS DATA:
(in thousands, except per share information)

                                                        For the Years Ended December 31,
                                               2002        2001        2000       1999       1998
                                             -------     -------     -------     ------     ------
Revenue                                      $   499     $   463     $    --     $   --     $   --
Loss from operations                          (4,239)     (7,941)     (2,806)      (414)       (12)
Other income (expense)                            78          86         (34)       (48)      (132)
Loss from continuing operations               (4,162)     (7,855)     (2,840)      (462)      (144)
Loss from discontinued operations             (5,497)     (1,592)        --          --         --
                                             -------     -------     -------     ------     ------
Net loss                                     $(9,659)    $(9,447)    $(2,840)    $( 462)    $ (144)
                                             =======     =======     =======     ======     ======
Basic and diluted net loss
  per common share
    Continuing operations                    $ (0.33)    $ (0.96)    $ (1.65)    $(1.92)    $(0.79)
    Discontinued operations                  $ (0.44)    $ (0.19)    $    --     $   --     $   --
                                             -------     -------     -------     ------     ------
      Net loss                               $ (0.77)    $ (1.15)    $ (1.65)    $(1.92)    $(0.79)
                                             =======     =======     =======     ======     ======
Basic and diluted weighted average
  common shares outstanding                   12,532       8,210       1,718        240        184



BALANCE SHEET DATA:
(in thousands)

                                                                 At December 31,
                                               2002        2001        2000       1999       1998
                                             -------     -------     -------     ------     ------
Cash and equivalents                         $    13     $ 1,377     $ 1,349     $  410     $   39
Net assets of discontinued operations             --       4,894          --         --         --
Total assets                                   1,182       9,652       2,672        474         72
Net liabilities of discontinued operations        93          --          --         --         --
Total liabilities                                593       1,645         790        289        242
Shareholders' equity (deficit)                   589       8,007       1,882        185       (170)
Common shares outstanding                     13,265      10,731       3,836        374        152



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

During fiscal 2002, Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provided industry-specific eBusiness software solutions for selling, managing, sharing and collaborating on business information via the Web and accounting software. We offered an eBusiness website service called the Epoxy Network (through March 2002), we offered traditional business and accounting software products through our Accounting Software Business subsidiaries (Red Wing, Champion and FMS/Harvest) and we initiated our Hosted Solutions Business of hosted ASP solutions in selected vertical markets.


RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31,
2001.

REVENUES

Revenues were $499,378 for 2002 as compared to $462,800 for 2001. For 2002, our revenues were as follows: the Epoxy Network generated $53,599 and our Hosted Solutions Business generated $445,779. For 2001, our revenues were as follows: the Epoxy Network generated $196,356 and our eBusiness and miscellaneous revenues were $266,444.

In March 2002, we sold the customer base of the Epoxy Network thereby terminating this revenue source from future periods. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business thereby terminating our only remaining revenue source.

COSTS AND EXPENSES

Costs of goods sold, represents data hosting center rentals, commissions and royalty fees related to our worldwide license. Cost of goods sold for 2002 was $588,488 as compared to $191,422 for 2001. The increase of $397,066 was due primarily to the recognition of prepaid royalty fees related to our ASP hosted license.

Selling, general and administrative expenses were $3,339,590 for 2002 as compared to $5,952,067 for 2001. The $2,612,477 decrease in selling, general and administrative expenses was primarily attributable to three main areas: reduction in the expenses of deferred compensation; reduction in number of employee stock options exercised; and overall cost reductions in the areas of our labor force eliminations.

Depreciation and amortization for 2002 was $144,962 as compared to $1,641,875 for 2001. For fiscal 2001, depreciation and amortization expense of property, equipment and other intangibles was $195,937 and goodwill and other acquisition related intangible amortization expense was $1,445,938, related to the merger of Edge with Old AIQ. Goodwill and other acquisition related intangible amortization represents the excess of the purchase price and related costs over the fair value of the net assets. Through December 31, 2002, amortized acquired goodwill and other intangibles is a component of discontinued operations.

Product development expenses for 2002 were $134,217 as compared to $562,762 for 2001. The $428,545 decrease in product development expenses was related primarily to the closing of our software engineering office located in Boston, Massachusetts during fiscal 2001.

During fiscal 2002, we recorded losses on disposal of assets of $114,037. These losses relate primarily to the general retirement of computer hardware and the closing of our Las Vegas office. In order to facilitate an early release from our Las Vegas lease, the furniture and fixtures located within our space were given as consideration to the landlord and written off and recorded as loss on assets.

Loss on impairment of goodwill for fiscal 2002 was $417,273, all related to the sale of the Epoxy Network. As of December 31, 2001, the balance of goodwill was $817,273. In August 2002, we sold all of our rights and interests of the Epoxy Network for $400,000 and recorded the remaining balance as goodwill impairment.

Our other income and expense consists of interest and dividend income, other income and interest expense. Interest and dividend income for 2002 was $15,244 as compared to $159,101 for 2001. This income represents interest earned on our short-term investments. We expect interest income to decrease substantially in the future as cash is used to develop new operations and for investments in infrastructure. Other income for 2002 was $430,000. This income is from two sources. In March 2002, we sold the customer base of the Epoxy Network for $20,000. Additionally, we received $410,000 in referral fees for our sales efforts in connection with customers that were not candidates for our ASP hosted solution. Interest expense for 2002 was $367,469 as compared to $73,411 for 2001. This $294,058 increase in expense relates primarily to the amortization of the debt discount on the 7% promissory notes, plus interest paid and accrued for extending promissory note due dates to the old shareholders of Red Wing, Champion and FMS/Harvest. We expect interest expense to decrease over the next year. As our Board of Directors explore possible business and technology acquisitions, we may incur debt financing and as such, our interest expenses could be significantly different in scope and magnitude..

DISCONTINUED OPERATIONS

The loss of $5,497,341 in 2002 is a result of the discontinuation of the Accounting Software Business, including the write-off of all assets associated with the business. No further costs are anticipated, however, if any arise, they will be charged to operations as incurred.

FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
2000.

REVENUES

Revenues were $462,800 for 2001 as compared to no revenue for 2000. Our revenues are as follows: Active IQ had software and miscellaneous incomes of $279,444 and the Epoxy Network generated $183,356. During 2000, our company was in the development stage and had not yet generated any revenue.

COSTS AND EXPENSES

Costs of goods sold represents labor and benefit expenses, overhead allocation and material costs for the development, production and sales of software. Cost of goods sold for 2001 was $191,422. There were no costs of goods sold in 2000.

Selling, general and administrative expenses were $5,952,067 for 2001 as compared to $1,978,697 for 2000. The $3,973,370 increase in selling, general and administrative expenses was primarily due to the increased corporate overhead structure for the development of our eBusiness software and services and the costs associated with our acquisitions.

Depreciation and amortization for 2001 was $1,641,875 as compared to $112,544 for 2000. For fiscal 2001, depreciation and amortization expense of property, equipment and other intangibles was $185,520 and goodwill and other acquisition related intangible amortization expense was $1,456,355. Goodwill and other acquisition related intangible amortization represents the excess of the purchase price and related costs over the fair value of the net assets that the Company acquires through its mergers and acquisitions. Through December 31, 2001, the Company amortized acquired goodwill and other intangibles on a straight-line basis on acquisitions that occurred prior to July 1, 2001.

Product development expenses for 2001 were $562,762 as compared to $609,344 for 2000. The $46,582 decrease in product development expenses was related primarily to our change in focus of utilization of the Epoxy Network verse building a complete software solution from the ground up.

During 2001, the Company closed its office located in Boston, Massachusetts. With this closure the Company booked a loss on disposal of assets of $55,194 relating to the Boston office. In order to facilitate an early release from our office lease, the furniture and fixtures located within our space were given as consideration to the landlord and written off and recorded as loss on assets.

The Company's other income and expense consists of interest and dividend income and interest expense. Interest and dividend income for 2001 was $159,101 as compared to $7,500 for 2000. This income represents interest earned on our short-term investments.

Interest expense for 2001 was $73,411 as compared to $41,974 for 2000. This $31,437 increase in expense relates primarily to the amortization of the debt discount on the 7% notes payable to the old shareholders of Red Wing, Champion and FMS/Harvest.

DISCONTINUED OPERATIONS

The loss of $1,591,978 in 2001 is a result of the discontinuation of the Accounting Software Business, including the write-off of all assets associated with the business.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations and satisfied its capital expenditure requirements primarily through the sale of its common stock in private placements and the exercise of employee stock options, in addition to the cash received from the merger and acquisition of activeIQ and Meteor. Net cash used by operating activities was $2,058,283 for 2002 as compared to net cash used by operating activities of $3,843,954 for 2001 and $2,236,896 for 2000.

The Company had a working capital deficit of $509,372 at December 31, 2002, compared to working capital of $335,630 on December 31, 2001. Cash and equivalents were $13,211 at December 31, 2002, representing a decrease of $1,364,104 from the cash and equivalents of $1,377,315 at December 31, 2001.

As of December 31, 2002, our principal commitments consist of payments to the former shareholders at Red Wing ($705,186), Champion ($674,077) and FMS/Harvest ($152,255). One remaining payment was due the former shareholders of Champion on January 14, 2003 of $256,000. With the pending sale to be completed of our Accounting Software Business, these commitments are recorded as "Net liabilities of operations of discontinued accounting software business" on the consolidated balance sheet dated December 31, 2002 of Item 8. "Consolidated Financial Statements and Supplementary Data" included elsewhere in this Annual Report.

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

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills who currently is a director and shareholder. The loan was evidenced by a 90-day promissory note and accrued interest at the rate of 7% annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. The proceeds received were allocated to the fair value of the securities issued (debt and warrant issued). On May 30, 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock. We satisfied the remaining outstanding principal and accrued interest in full on June 10, 2002.

In December 2001, we entered in an application service provider ("ASP") software license agreement with Stellent, Inc. The ASP agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent's Content Management software. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we prepaid the September and December payments and in consideration of the early payment, we received a 5% discount, or $50,000.

In December 2000, Old AIQ entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with Mr. Eibensteiner, a director of the Company. On July 30, 2001, Mr. Eibensteiner delivered to our company a cash payment in the amount of $75,000 and a 2-month promissory note in the principal amount of $200,000. In April 2002, the receivable was paid in full.

In connection with our October 2001 acquisition of FMS Marketing, Inc., we were required to pay to the 4 former shareholders of FMS/Harvest an aggregate of $300,000 by May 10, 2002 pursuant to the terms of certain promissory notes. In May 2002 we re-negotiated the terms of those notes in order to provide that we would immediately pay an aggregate of $30,000 and the remaining $270,000 would be payable by December 15, 2002, with interest accruing at the rate of 12.5% per annum. In addition, the re-negotiated notes allowed the former FMS/Harvest shareholders to convert the outstanding balance into shares of our common stock until July 12, 2002 at a price equal to 90% of the average closing sales price for the 5 days preceding conversion. On April 10, 2002, three of the former FMS/Harvest shareholders exercised the conversion option with respect to their notes, converting an aggregate of $118,758 of outstanding principal and interest into 151,669 shares of our common stock (at a conversion price of $0.783 per share, the fair value of the common stock on that date). We issued the common stock in June 2002.

We completed our merger with Old AIQ on April 30, 2001 and entered into a note receivable in the amount of $500,000. The note was secured by a stock pledge dated April 27, 2001, pledging 1,500,000 shares of common stock of Capco Energy, Inc. The note receivable accrued interest at 10% per annum. We received the remaining principal balance plus accrued interest in May 2002.

On May 27, 2002, we sold 500,000 shares of its common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000 (we received $350,000 in cash and recorded a stock subscription receivable of $25,000). We issued the common stock in June 2002. As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. Prior to this private placement, Boston Financial Partners beneficially owned more than 5% of our common stock. In December 2002, the Company finalized an amendment to the agreement and canceled the $25,000 stock subscription receivable.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. We issued the common stock in June 2002. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued an additional 50,000 warrants in September 2002 to Mr. Eibensteiner as consideration for the placement.

During the year ended December 31, 2002, our continuing operations included one reportable segment: our Hosted Solutions Business. Subsequent to December 31, 2002, it became apparent to us that, in light of current market conditions, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term. On March 13, 2003, our Board of Directors formally approved the sale of the Hosted Solutions Business. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business. We received $650,000 in cash for the assets used in the Hosted Solutions Business, plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction. If the anticipated sale of our Accounting Software Business is finalized on or about April 20, 2003, and our Board of Directors have not identified a potential business or technology acquisition, we will no longer be generating any revenues. Furthermore, if we are successful in our acquisition strategy, we will require further sources of capital to fund operations. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. See Note 1 -- Nature of Business, included elsewhere in this Annual Report, regarding our going concern opinion.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is still evaluating the effect of adopting SFAS No. 146.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure position of SFAS No. 148. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

Goodwill and other intangibles

We periodically evaluate acquired businesses for potential impairment indicators. Our judgements regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangibles associated with our acquired businesses, which amounts to $7,965,476 (or 58% of total assets), is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations. During 2002, the Company recorded an impairment charge of $417,273 related to the Epoxy Network and an impairment charge of goodwill of $3,781,391, which is included in loss on discontinued operations for the year ended December 31, 2002. During the years ended December 31, 2001 and 2000, the Company did not record any impairment losses related to goodwill and other intangibles related to acquired businesses.

Long-Lived Assets

The Company's long-lived assets include property, equipment and software. At December 31, 2002, the Company had net property and equipment and software of $123,505, which represents approximately 11% of the Company's total assets. With the sale of our Hosted Solutions Business on March 14, 2003, we sold substantially all of our long-lived assets to Stellent, Inc.

Revenue recognition

Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. The Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" provides guidance on the application of accounting policies generally accepted in the United States of America to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Contractual obligations

The Company has entered into various non-cancelable leases for land, buildings and equipment with terms ranging from 3 to 8 years.

Minimum future obligations on leases in effect at December 31, 2002, are approximately as follows:

                           Total          1 Yr or less      1 -- 3 Yrs      4 -- 5 Yrs      Over 5 Yrs
                         ---------        ------------      ----------      ----------      ----------
Real property leases     $ 804,900          $ 281,000       $ 182,000       $ 112,900       $ 229,000
Equipment leases         $  29,100          $  13,000       $  11,000       $   5,100              --
                         ---------          ---------       ---------       ---------       ---------
    Total                $ 834,000          $ 294,000       $ 193,000       $ 118,000       $ 229,000
                         =========          =========       =========       =========       =========


If the Accounting Software Business is disposed of as anticipated in April 2003, (See Note 2 -- Discontinued Operations of the Accounting Business, included elsewhere in this Annual Report) the revised future obligations on the leases in effect at December 31, 2002, are approximately as follows:

                                           Total         1 Year or less         1 -- 3 Years
          Real property leases        $ 210,000             $ 140,000             $ 70,000



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on our overall interest rate exposure during the year ended December 31, 2002 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rates would not materially affect our consolidated financial position, results of operation or cash flows. Interest rate movements of 5% would not have a material effect on our financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

We receive Canadian funds for the sale of certain software products related to the Accounting Software Business. A 5% change in the foreign exchange rate would not have a material effect on our financial position, results of operation or cash flows.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                Table of Contents

                                                                           Page
 Report of Virchow, Krause & Company, LLP............................       26
 Report of Arthur Andersen LLP.......................................       27
 Consolidated Balance Sheets as of December 31, 2002 and 2001........       28
 Consolidated Statements of Operations for the Years Ended
   December 31, 2002, 2001 and 2000..................................       29
 Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 2002, 2001 and 2000............................       30
 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000..................................       36
 Notes to Consolidated Financial Statements..........................       37


                          INDEPENDENT AUDITORS' REPORT

To Audit Committee, Shareholders and Board of Directors of Active IQ Technologies, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Active IQ Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Active IQ Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2002, 2001 and 2000 and had an accumulated deficit and negative working capital at December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 14, 2003

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

Arthur Andersen LLP

Minneapolis, Minnesota,
March 23, 2001


    **THE FOREGOING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR
        ANDERSEN LLP AND HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSEN LLP.

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               December 31,
                                                                         2002                2001
                                                                     ------------        ------------
Assets
Current assets
  Cash and cash equivalents                                          $     13,211        $  1,377,315
  Accounts receivable, net                                                 35,107              95,831
  Note receivable                                                              --             500,000
  Prepaid expenses                                                         35,542               7,382
                                                                     ------------        ------------
    Total current assets                                                   83,860           1,980,528

Property and equipment, net                                               123,505             420,736
Prepaid royalties, net                                                    975,000           1,500,000
Other assets, net                                                              --              40,090
Net assets of operations of discontinued
  accounting software business                                                 --           4,893,588
Goodwill, net                                                                  --             817,273
                                                                     ------------        ------------
                                                                     $  1,182,365        $  9,652,215
                                                                     ============        ============
Liabilities and Shareholders' Equity
Current Liabilities
  Note payable                                                       $         --        $  1,000,000
  Accounts payable                                                        304,526             331,895
  Net liabilities of operations of discontinued
    accounting software business                                           93,078                  --
  Accrued payroll                                                         119,211             272,517
  Accrued professional fees                                                31,250              35,000
  Accrued interest                                                         18,552               2,906
  Accrued expenses                                                         26,615               2,580
                                                                     ------------        ------------
    Total current liabilities                                             593,232           1,644,898
                                                                     ------------        ------------

Commitments and Contingencies

Shareholders' Equity
  Series B Convertible Preferred Stock, $1.00 par value,
    365,000 shares authorized; 0 and 365,000 shares issued and
    outstanding at December 31, 2002 and December 31, 2001                     --             365,000
  Common stock, $.01 par value, 150,000,000 shares authorized;
    13,264,681 and 10,731,345 shares issued and outstanding
    at December 31, 2002 and 2001                                         132,647             107,313
  Additional paid-in capital                                           22,616,833          19,335,027
  Stock subscription receivable                                        (2,000,000)           (200,000)
  Deferred compensation                                                  (182,213)           (311,701)

  Warrants                                                              2,602,860           1,633,917
  Accumulated deficit                                                 (22,580,994)        (12,922,239)
                                                                     ------------        ------------
    Total shareholders' equity                                            589,133           8,007,317
                                                                     ------------        ------------
                                                                     $  1,182,365        $  9,652,215
                                                                     ============        ============

           See accompanying notes to consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Years Ended December 31,

                                                           2002               2001               2000
                                                       -----------        -----------        -----------
Revenues                                               $   499,378        $   462,800        $        --
                                                       -----------        -----------        -----------
Operating Expenses:
  Costs of goods sold                                      588,488            191,422                 --
  Selling, general and administrative                    3,339,590          5,952,067          1,978,697
  Depreciation and amortization                            144,962          1,641,875            112,544
  Product development                                      134,217            562,762            609,344
  Loss on disposal of assets                               114,037             55,194            105,360
  Loss on impairment of goodwill                           417,273                 --                 --
                                                       -----------        -----------        -----------
    Total operating expenses                             4,738,567          8,403,320          2,805,945
                                                       -----------        -----------        -----------
Loss from Operations                                    (4,239,189)        (7,940,520)        (2,805,945)
                                                       ===========        ===========        ===========

Other Income (Expense):
  Interest and dividend income                              15,244            159,101              7,500
  Other income                                             430,000                 --                 --
  Interest expense                                        (367,469)           (73,411)           (41,974)
                                                       -----------        -----------        -----------
   Total other income (expense)                             77,775             85,690            (34,474)
                                                       -----------        -----------        -----------
Loss from Continuing Operations                         (4,161,414)        (7,854,830)        (2,840,419)
                                                       -----------        -----------        -----------

Discontinued Operations (See Note 2)
  Loss from operations of discontinued
     accounting software business                       (3,757,341)        (1,591,978)                --
  Loss on disposal of accounting software business
     (including provision for operating losses of
        $50,000 during phase out period)                (1,740,000)                --                 --
                                                       -----------        -----------        -----------
   Loss on discontinued operations                      (5,497,341)        (1,591,978)                --
                                                       -----------        -----------        -----------
Net Loss                                               $(9,658,755)       $(9,446,808)       $(2,840,419)
                                                       ===========        ===========        ===========

Basic and diluted net loss per common share:
  Continuing operations                                $     (0.33)       $     (0.96)       $     (1.65)
  Discontinued operations                                    (0.44)             (0.19)                --
                                                       -----------        -----------        -----------
   Net Loss                                            $     (0.77)       $     (1.15)       $     (1.65)
                                                       ===========        ===========        ===========

Basic and diluted weighted average
   common shares outstanding                            12,532,354          8,210,326          1,717,731
                                                       ===========        ===========        ===========



          See accompanying notes to consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                          Common                        Preferred                       Additional
                                                          stock                           stock                          paid-in
                                                          shares          Amount          shares         Amount          capital
                                                       -----------        -------       ---------       --------        ----------
BALANCE, December 31, 1999                                 373,626        $ 3,736             --        $     --        $1,144,385
  Issuance of common stock in March 2000
    at $37.50 per share                                      4,667             47             --              --           174,953
  Issuance of warrants in June 2000 in
    payment of legal fees                                       --             --             --              --                --
  Issuance of common stock in June 2000
    at $0.38 per share (net of offering
    costs of $10,000)                                    1,856,634         18,567             --              --           677,545
  Repayment of stock subscription receivable                    --             --             --              --
  Conversion of accounts payable to common
    stock in June 2000 at $0.38 per share                  216,216          2,162             --              --            78,919
  Issuance of options to purchase 60,000 shares
    at an exercise price of $1.00 per share as
    part of severance in June 2000                              --             --             --              --            25,800
  Issuance of common stock in July 2000
    for assets at $2.50 per share                          151,200          1,512             --              --           376,488
  Issuance of common stock in August through
    December 2000 at $2.75 per share
   (net of offering costs of $408,578)                     956,780          9,568             --              --         2,079,050
  Issuance of common stock in September
    2000 at $2.75 per share to director                    100,000          1,000             --              --           274,000
  Issuance of warrants in August 2000 in
    conjunction with stockholder note payable                   --             --             --              --                --
  Conversion of notes payable to common
    stock in September 2000 at $2.75 per share              20,000            200             --              --            54,800
  Deferred compensation related to September
    and November 2000 option grants                             --             --             --              --           227,500
  Issuance of options to consultant exercisable
    at $1.00 per share in October 2000                          --             --             --              --            90,000
  Issuance of common stock at $2.75 per
    share in December 2000 in payment
    of accounts payable                                     29,515            295             --              --            80,871
  Issuance of common stock in December
    2000 for assets at $2.75 per share                     127,273          1,272             --              --           348,729
  Deferred compensation expense                                 --             --             --              --                --
  Net loss                                                      --             --             --              --                --
                                                       -----------        -------        -------        --------        ----------
BALANCE, December 31, 2000                               3,835,911         38,359             --              --         5,633,040


  Issuance of common stock in January 2001
    at $2.75 per share                                     400,000          4,000             --              --         1,096,000
  Issuance of common stock in January and April
    2001 for acquisition of Edge Technologies, Inc         550,000          5,500             --              --         1,507,000
  Issuance of common stock for merger with
    activeIQ net of $1,000,000 costs                     3,874,511         38,745        365,000         365,000         3,634,028
  Cashless exercise of warrants issued in June 2000         17,976            180             --              --            22,502
  Employee and consultant stock option
    exercises from May through December 2001               605,496          6,055             --              --         1,623,900
  Surrender of common stock at $37.50 per share
    in exchange for cancellation of promissory note         (8,334)           (83)            --              --          (312,417)



                                                          Common                        Preferred                       Additional
                                                          stock                           stock                          paid-in
                                                          shares          Amount          shares         Amount          capital
                                                       -----------        -------       ---------       --------        ----------
  Issuance of common stock in June 2001 for
    acquisition of Red Wing Business Systems, Inc          400,000          4,000             --              --         1,774,000
  Issuance of common stock in June 2001 at
    $3.00 per share net of $82,500 costs                   500,000          5,000             --              --         1,373,500
  Issuance of common stock in July 2001 to a
    director at $2.75 per share pledged with
    stock subscription                                     100,000          1,000             --              --           274,000
  Issuance of consulting warrants in August
    2001, 450,000 at $5.50 per share,
    250,000 at $7.50 per share                                  --             --             --              --                --
  Conversion of accounts payable to common
    stock in September 2001 at $4.00 per share              16,667            167             --              --            89,002
  Issuance of common stock in September
    2001 for acquisition of Champion
    Business Systems, Inc                                  299,185          2,992             --              --         1,460,023
  Conversion of accounts payable to warrant in
    August and September 2001                                   --             --             --              --                --
  Issuance of commons stock in October 2001
    for acquisition of FMS Marketing, Inc                  250,000          2,500             --              --           752,500
  Company's re-purchase of common stock
    in December 2001                                      (106,667)        (1,067)            --              --          (409,254)
  Cancellation of stock bonus shares
    in December 2001                                        (3,400)           (34)            --              --                34
  Deferred compensation related to options granted              --             --             --              --           817,169
  Deferred compensation expense                                 --             --             --              --                --
  Net loss                                                      --             --             --              --                --
                                                       -----------        -------       ---------       --------        ----------
BALANCE, December 31, 2001                              10,731,345        107,313        365,000         365,000        19,335,027

  Employee stock option exercise in January 2002            11,500            115             --              --            34,385
  Issuance of common stock in January 2002
    at $4.00 per share to officer                          500,000          5,000             --              --         1,995,000
  Company's re-purchase of common stock
    in February 2002                                       (15,500)          (155)            --              --           (62,880)
  Conversion of Series B Preferred Stock
    in February 2002                                       365,000          3,650       (365,000)       (365,000)          361,350
  Re-pricing and exercise of warrant in March
    2002, issued to underwriter in June 1998                54,000            540             --              --           107,460
  Issuance of warrant in March 2002 to director
    relating to loan to Company, 25,000 shares
    at $3.00 per share                                          --             --             --              --                --
  Re-payment of stock subscription receivable
    in April 2002 from director                                 --             --             --              --                --
  Partial conversion of note payable to
    common stock in May 2002 at $1.15 per
    common share due to a director                         200,000          2,000             --              --           228,000
  Partial conversion of notes payable to common
    stock in June 2002 at $0.78 per share due to
    former shareholders of FMS Marketing, Inc              151,669          1,517             --              --           117,241
  Issuance of common stock in June 2002 at $0.75
    per share and 500,000 warrants at $1.00 per share
    800,000 warrants at $1.25 per share to an
    investor and to a director (includes re-pricing
    of certain warrants)                                 1,300,000         13,000             --              --           501,249



                                                          Common                        Preferred                       Additional
                                                          stock                           stock                          paid-in
                                                          shares           Amount         shares          Amount         capital
                                                       -----------        --------      ---------       ---------       -----------
  Conversion of accounts payable to warrant in
    June 2002 at $0.83 per share                                --              --             --              --                --
  Issuance of 119,285 warrants at $1.00 per share
    in September 2002 to former Champion Business
    Systems promissory note holders for
    deferring principal payment                                 --              --             --              --                --
  Surrender of common stock at $0.75 per share
    in exchange for cancellation of stock
    subscription receivable                                (33,333)           (333)            --              --                --
  Deferred compensation expense                                 --              --             --              --                --
  Net loss                                                      --              --             --              --                --
                                                       -----------        --------      ---------       ---------       -----------
BALANCE, December 31, 2002                              13,264,681        $132,647             --       $      --       $22,616,833
                                                       ===========        ========      =========       =========       ===========




           See accompanying notes to consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                         Stock            Deferred
                                                       subscription        compen-                     Accumulated
                                                        Receivable         sation        Warrants        deficit           Total
                                                       -----------        --------       -------       -----------      -----------
BALANCE, December 31, 1999                             $  (328,750)       $     --       $    --       $  (635,012)     $   184,359
  Issuance of common stock in March 2000
    at $37.50 per share                                         --              --            --                --          175,000
  Issuance of warrants in June 2000 in
    payment of legal fees                                       --              --        22,682                --           22,682
  Issuance of common stock in June 2000
    at $0.38 per share (net of offering
    costs of $10,000)                                           --              --            --                --          696,112
  Repayment of stock subscription receivable                16,250              --            --                --           16,250
  Conversion of accounts payable to common
    stock in June 2000 at $0.38 per share                       --              --            --                --           81,081
  Issuance of options to purchase 60,000 shares
    at an exercise price of $1.00 per share as
    part of severance in June 2000                              --              --            --                --           25,800
  Issuance of common stock in July 2000
    for assets at $2.50 per share                               --              --            --                --          378,000
  Issuance of common stock in August through
    December 2000 at $2.75 per share
    (net of offering costs of $408,578)                         --              --       133,949                --        2,222,567
  Issuance of common stock in September
    2000 at $2.75 per share to director                         --              --            --                            275,000
  Issuance of warrants in August 2000 in
    conjunction with stockholder note payable                   --              --        14,250                --           14,250
  Conversion of notes payable to common
    stock in September 2000 at $2.75 per share                  --              --            --                --           55,000
  Deferred compensation related to September
    and November 2000 option grants                             --        (227,500)           --                --               --
  Issuance of options to consultant exercisable
    at $1.00 per share in October 2000                          --              --            --                --           90,000
  Issuance of common stock at $2.75 per
    share in December 2000 in payment
    of accounts payable                                         --              --            --                --           81,166
  Issuance of common stock in December
    2000 for assets at $2.75 per share                          --              --            --                --          350,001
  Deferred compensation expense                                 --          54,687            --                --           54,687
  Net loss                                                      --              --            --        (2,840,419)      (2,840,419)
                                                       -----------        --------       -------       -----------      -----------
BALANCE, December 31, 2000                                (312,500)       (172,813)      170,881        (3,475,431)       1,881,536

  Issuance of common stock in January 2001
    at $2.75 per share                                          --              --            --                --        1,100,000
  Issuance of common stock in January and April
    2001 for acquisition of Edge Technologies, Inc.             --              --            --                --        1,512,500
  Issuance of common stock for merger with
    activeIQ net of $1,000,000 costs                            --              --            --                --        4,037,773
  Cashless exercise of warrants issued in June 2000             --              --       (22,682)               --               --
  Employee and consultant stock option
    exercises from May through December 2001                    --              --            --                --        1,629,955
  Surrender of common stock at $37.50 per share
    in exchange for cancellation of promissory note        312,500              --            --                --               --


                                                         Stock            Deferred
                                                       subscription        compen-                     Accumulated
                                                        Receivable         sation         Warrants       deficit           Total
                                                       -----------        ---------      ---------     -----------      -----------
  Issuance of common stock in June 2001 for
    acquisition of Red Wing Business Systems, Inc               --               --             --              --        1,778,000
  Issuance of common stock in June 2001 at
    $3.00 per share net of $82,500 costs                        --               --        114,000              --        1,492,500
  Issuance of common stock in July 2001 to a
    director at $2.75 per share pledged with
    stock subscription                                    (200,000)              --             --              --           75,000
  Issuance of consulting warrants in August
    2001, 450,000 at $5.50 per share,
    250,000 at $7.50 per share                                  --               --      1,246,000              --        1,246,000
  Conversion of accounts payable to common
    stock in September 2001 at $4.00 per share                  --               --             --              --           89,169
  Issuance of common stock in September
    2001 for acquisition of Champion
    Business Systems, Inc                                       --               --             --              --        1,463,015
  Conversion of accounts payable to warrant in
    August and September 2001                                   --               --        125,718              --          125,718
  Issuance of commons stock in October 2001
    for acquisition of FMS Marketing, Inc                       --               --             --              --          755,000
  Company's re-purchase of common stock
    in December 2001                                            --               --             --              --         (410,321)
  Cancellation of stock bonus shares
    in December 2001                                            --               --             --              --               --
  Deferred compensation related to options granted              --         (817,169)            --              --               --
  Deferred compensation expense                                 --          678,281             --              --          678,281
  Net loss                                                      --               --             --      (9,446,808)      (9,446,808)
                                                       -----------        ---------      ---------     -----------      -----------
BALANCE, December 31, 2001                                (200,000)       $(311,701)     1,633,917     (12,922,239)       8,007,317
  Employee stock option exercise in January 2002                --               --             --              --           34,500
  Issuance of common stock in January 2002
    at $4.00 per share to officer                       (2,000,000)              --             --              --               --
  Company's re-purchase of common stock
    in February 2002                                            --               --             --              --          (63,035)
  Conversion of Series B Preferred Stock
    in February 2002                                            --               --             --              --               --
  Re-pricing and exercise of warrant in March
    2002, issued to underwriter in June 1998                    --               --         61,020              --          169,020
  Issuance of warrant in March 2002 to director
    relating to loan to Company, 25,000 shares
    at $3.00 per share                                          --               --         33,750              --           33,750
  Re-payment of stock subscription receivable
    in April 2002 from director                            200,000               --             --              --          200,000
  Partial conversion of note payable to
    common stock in May 2002 at $1.15 per
    common share due to a director                              --               --             --              --          230,000
  Partial conversion of notes payable to common
    stock in June 2002 at $0.78 per share due to
    former shareholders of FMS Marketing, Inc                   --               --             --              --          118,758
  Issuance of common stock in June 2002 at $0.75
    per share and 550,000 warrants at $1.00 per share
    800,000 warrants at $1.25 per share to an
    investor and to a director (includes re-pricing
    of certain warrants)                                   (25,000)              --        779,474              --        1,268,723


                                                         Stock            Deferred
                                                       subscription        compen-                     Accumulated
                                                        Receivable         sation         Warrants       deficit           Total
                                                       -----------        ---------      ----------    ------------     -----------
  Conversion of accounts payable to warrant in
    June 2002 at $0.83 per share                                --               --          12,500              --          12,500
  Issuance of 119,285 warrants at $1.00 per share
    in September 2002 to former Champion Business
    Systems promissory note holders for
    deferring principal payment                                 --               --          82,199              --          82,199
  Surrender of common stock at $0.75 per share
    in exchange for cancellation of stock
    subscription receivable                                 25,000               --              --              --          24,667
  Deferred compensation expense                                 --          129,488              --              --         129,488
  Net loss                                                      --               --              --      (9,658,755)     (9,658,755)
                                                       -----------        ---------      ----------    ------------     -----------
BALANCE, December 31, 2002                             $(2,000,000)       $(182,213)     $2,602,860    $(22,580,994)    $   589,133
                                                       ===========        =========      ==========    ============     ===========



           See accompanying notes to consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       For the Years Ended December 31,
                                                                      2002             2001               2000
                                                                  -----------      -----------         -----------
OPERATING ACTIVITIES:
  Net loss                                                        $(9,658,755)     $(9,446,808)        $(2,840,419)
  Adjustments to reconcile net loss to cash
        flows from operating activities:
  Depreciation and amortization                                     1,824,372        3,161,492             112,544
  Deferred compensation expense                                       129,488          678,280              54,687
  Loss on disposal of assets                                          114,037           55,356             105,360
  Loss on discontinued accounting software business                 1,650,000               --                  --
  Loss on impairment of goodwill                                    2,548,664               --                  --
  Issuance of warrants, options and common stock for services         189,469        1,436,393             320,000
  Issuance of options in lieu of severance                                 --               --              25,800
  Amortization of original issue discount                              79,145           66,273              14,250
  Amortization of acquired software developed                         441,237          187,253                  --
  Re-pricing of common stock warrants                                 343,390               --                  --
  Excess of common stock value in connection with
        conversion of note payable to common stock                     80,000               --                  --
  Forgiveness of note payable                                              --          (63,677)                 --
    Changes in operating assets and liabilities:
    Accounts receivable, net                                           72,974         (164,287)                 --
    Inventories                                                        13,683           40,184                  --
    Prepaid expenses                                                  (39,844)          26,154              20,715
    Prepaid royalties                                                      --               --            (150,000)
    Other assets                                                       63,670          175,084            (261,028)
    Accounts payable                                                  (45,121)          53,219             272,767
    Deferred revenue                                                  292,741         (303,840)                 --
    Accrued expenses                                                 (157,433)         254,970              88,428
                                                                  -----------      -----------         -----------
        Net cash used in operating activities                      (2,058,283)      (3,843,954)         (2,236,896)
                                                                  -----------      -----------         -----------
INVESTING ACTIVITIES:
  Payments on note receivable                                         500,000               --                  --
  Proceeds from sale of property and equipment                         52,145               --                  --
  Proceeds from sale of Epoxy Network (goodwill)                      400,000               --                  --
  Acquisition of Edge Technologies Incorporated                            --         (750,711)                 --
  Acquisition of Red Wing Business Systems, Inc-net of cash
    acquired                                                               --         (421,031)                 --
  Acquisition of Champion Business Systems, Inc-net of cash
    acquired                                                               --         (501,056)                 --
  Acquisition of FMS Marketing, Inc-net of cash acquired                   --         (311,134)                 --
  Payments for acquired software developed                                 --         (189,290)                 --
  Purchases of property and equipment                                 (59,506)        (134,026)           (267,103)
                                                                  -----------      -----------         -----------
       Net cash provided by (used in) investing activities            892,639       (2,307,248)           (267,103)
                                                                  -----------      -----------         -----------
FINANCING ACTIVITIES:
  Net decrease on bank line of credit                                      --         (277,381)           (102,471)
  Payments on capital lease obligations                                    --          (46,216)                 --
  Payments on long-term debt                                       (1,727,570)        (534,672)                 --
  Common stock repurchased                                            (63,035)        (410,321)                 --
  Cash proceeds from issuance of common stock                       1,246,514        6,205,273           3,191,010
  Cash proceeds from exercise of options                               34,500        1,629,955                  --
  Cash proceeds from short-term shareholder note payable                   --               --             355,000
  Cash proceeds from long-term debt                                   450,000               --                  --
                                                                  -----------      -----------         -----------
      Net cash provided by (used in) financing activities             (59,591)       6,566,638           3,443,539
                                                                  -----------      -----------         -----------
CHANGE IN CASH AND CASH EQUIVALENTS OF
     DISCONTINUED ACCOUNTING SOFTWARE BUSINESS                       (138,869)        (387,578)                 --
                                                                  -----------      -----------         -----------
INCREASE (DECREASE) IN CASH EQUIVALENTS                            (1,364,104)          27,858             939,540
CASH AND EQUIVALENTS, beginning of period                           1,377,315        1,349,457             409,917
                                                                  -----------      -----------         -----------
CASH AND EQUIVALENTS, end of period                               $    13,211      $ 1,377,315         $ 1,349,457
                                                                  ===========      ===========         ===========


           See accompanying notes to consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Active IQ Technologies, Inc. ("Active IQ," the "Company," "our," or "we") provides online document management services delivered through an outsourced, fully managed hosted service provider model. The Company's document management services are currently focused on delivering solutions to the commercial real estate market with potential application to related markets requiring similar document management solutions. Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., Active IQ employs Stellent's Content Management software as the underlying software engine on which its service solutions are developed. See Note 11 -- Subsequent Events.

Active IQ offers traditional accounting and financial management software solutions through its accounting software business comprised of Red Wing Business Systems, Inc. ("Red Wing") (including FMS Marketing, Inc. ("FMS/Harvest") which was merged into Red Wing in December 2001) and Champion Business Systems, Inc., ("Champion") (collectively, "the accounting software business"). In December 2002, the Company's Board of Directors authorized a plan to sell the Company's accounting software business. On February 17, 2003, the Company executed a definitive purchase agreement to sell substantially all assets of the accounting software business to a newly formed company led by management of that accounting software business. See Note 2 - Discontinued Operations of Accounting Software Business.

Up through March 2002, the Company provided an eBusiness application and software solution as part of its "Epoxy Network." The Epoxy Network offered an Internet merchandising system called "Storefront" and a tool for managing customer information named "Account Management." In April 2002, the Company sold the existing customer contracts of this business to a third party. In August 2002, the Company sold its remaining rights and interests in the Epoxy Network to a different third party.

The Company was originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. ("Old AIQ") and a wholly owned subsidiary of the Company (the Company's subsidiary) closed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company's subsidiary. Immediately prior to the merger, the Company (i) sold all of its assets relating to its petroleum and gas distribution business, (ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company's petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ. In April 2001 we reincorporated under Minnesota law.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of an acquisition (see Note 3 - Business Combinations). Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ's efforts have been devoted to the development of its principal product and raising capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2002, 2001 and 2000, the Company incurred losses from continuing operations of $4,161,414, $7,854,830 and $2,840,419, respectively. At December 31, 2002, the Company had an accumulated deficit of $22,580,994 and a negative working capital of $509,372. The Company's ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. We believe we have enough cash to fund our operations through the end of our first quarter ended March 31, 2003. Management anticipates that the impact of the actions listed below, might generate sufficient cash flows to pay current liabilities and fund the Company's future operations:

    - Continued reduction of operating expenses by controlling payroll and other general and administrative expenses.
    -    Solicit additional equity and /or debt investment in the Company.
    -    Sell operating assets of the company
    -    See Note 11 - Subsequent Events

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Active IQ Technologies, Inc. and its wholly owned subsidiaries, Red Wing Business Systems, Inc. and Champion Business Systems, Inc. All significant intercompany transactions and balances have been eliminated in consolidation. See Note 2 - Discontinued Operations of Accounting Software Business.

CASH AND CASH EQUIVALENTS

The Company includes as cash equivalents certificates of deposit and all other investments with maturities of three months or less when purchased which are readily convertible into known amounts of cash. The Company maintains its cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

ACCOUNTS RECEIVABLE

The balance of accounts receivable was $35,542 and $95,831 at December 31, 2002 and 2001, respectively. The allowance for uncollectible accounts was $0 at both December 31, 2002 and 2001. The allowance for uncollectible accounts for the discontinued accounting software business (see Note 2) was $55,000 at both December 31, 2002 and 2001. The Company extends unsecured credit to customers in the normal course of business. On a periodic basis the Company evaluates its accounts receivable based on history of past write-offs and collections and current credit conditions and accordingly adjusts the allowance for doubtful accounts. The Company believes all accounts receivable in excess of the allowance are fully collectible. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.

INVENTORIES

The Company's online document management service does not require maintaining any assets classified as inventories, as the services are delivered electronically. Inventories related to the discontinued accounting software business consist principally of manuals for the various software modules, stocked software and shipping supplies. Inventory is recorded at the lower of cost (first-in, first-out) or market. See Note 2 - Discontinued Operations of Accounting Software Business.

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

SOFTWARE DEVELOPMENT COSTS

The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Pursuant to SOP 98-1, expenditures for internal use software are expensed during the preliminary project stage. For the years ended December 31, 2002, 2001 and 2000, the Company expensed all initial software costs as research and development expense since costs were incurred during the preliminary project stage.

The Company did capitalize certain software development related to new product development, which was acquired as part of the Red Wing and Champion acquisitions in 2001 plus an additional $189,290 related to new project development during the year ended December 31, 2001, for certain developed software that has reached technological feasibility. As a result of the proposed sale of the accounting software business, all capitalized software costs are reclassified in net liabilities of discontinued operations at December 31, 2002. See Note 2 - Discontinued Operations of Accounting Software Business.

PREPAID ROYALTIES

The Company has a software license agreement with Stellent, Inc., which required advance royalty payments and certain minimum royalty fees. The prepaid royalties at December 31, 2002 and 2001 of $975,000 and $1,500,000, respectively, represents the balance remaining on minimum fees paid under the software license agreement entered into on December 28, 2001.

GOODWILL

During the year ended December 31, 2001, goodwill of approximately $2,264,000, $4,059,000, $1,562,000 and $694,000 was recorded related to the acquisitions of Edge Technologies, Incorporated ("Edge"), Red Wing, Champion and FMS/Harvest, respectively.

In June 2001, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. Pursuant to SFAS No. 142, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Goodwill will be reviewed on a periodic basis based on its fair value.

Goodwill, net of accumulated amortization, was $1,318,260 and $5,916,924 at December 31, 2002 and 2001, respectively. See Note 2 - Discontinued Operations of Accounting Software Business. Pursuant to SFAS No. 142, the Company recognized and recorded an impairment charge against goodwill in the amount of $2,131,391 during the second quarter ended June 30, 2002 related to the software accounting business. Also pursuant to SFAS No. 142, the Company recognized and recorded an impairment charge against goodwill in the amount of $417,273 (net goodwill of $817,273 less $400,000 in sales proceeds) during the third quarter ended September 30, 2002 related to the sale of our Epoxy Network discussed above. The net loss would have been $6,796,504 without amortization of goodwill of $2,650,304 for the year ended December 31, 2001.

OTHER INTANGIBLES AND ACQUIRED SOFTWARE DEVELOPED

Other intangibles (included in discontinued operations of the accounting software business), net of amortization, were $869,927 and $2,048,552 at December 31, 2002 and 2001, respectively. The intangible assets relate to customer relationships, acquired software developed and non-compete agreements related to the accounting software business. Included in the discontinued operations of the accounting software business is amortization of acquired software developed of $441,237 and $187,253 for the years ended

December 31, 2002 and 2001, respectively. Other intangible assets were being amortized over two years on a straight-line basis. Accumulated amortization at December 31, 2002 and 2001 was $1,487,321 and $308,697, respectively. Pursuant to the Company's decision to discontinue the accounting software business, a loss on disposal of accounting software business of $1,650,000 related to other intangibles and goodwill was recorded in December 2002. See Note 2 - Discontinued Operations of Accounting Software Business.

Based on the Company's decision to discontinue the accounting software business operations, no amortization of other intangibles and acquired software developed will be recorded during the year ending December 31, 2003.

SEGMENT REPORTING

The Company provides online document management services to the commercial real estate market in the United States. The Company has only one operating segment.

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company currently derives revenues from customers of the online document management service for monthly access to the service and initial service configuration/implementation. Customers are invoiced at the beginning of each month for access service and revenue is recognized when invoiced. Configuration/implementation revenue is invoiced the month after the services are performed and recognized in the month invoiced.

The Company recognizes the revenues derived from the accounting software business sales after all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Service revenue is recognized ratably over the term of the agreement, which is typically one year. All service revenue invoiced in excess of revenue recognized is recorded as deferred revenue. At December 31, 2002 and 2001, deferred revenue was $1,774,491 and $1,481,750, respectively. See Note 2 - Discontinued Operations of Accounting Software Business.

CREDIT RISK

Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company's customer base.

ADVERTISING

Advertising costs are charged to expense as incurred. Advertising costs were $154,886, $258,929, and $54,045 for the years ended December 31, 2002, 2001 and
2000, respectively, and are included in discontinued operations in the consolidated statement of operations.

STOCK BASED COMPENSATION

In accordance with Accounting Principles Board ("APB") Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant.

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $129,488, $678,280 and $54,687, for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, the Company's results would have been as follows:

                                                                 Years Ended December 31,
                                                      2002                  2001                 2000
                                                  ------------         ------------          -----------
   Net loss:
      As reported                                 $ (9,658,755)        $ (9,446,808)         $(2,840,419)
      Pro forma                                    (11,221,388)         (13,062,595)          (2,968,959)

   Basic and diluted net loss per share:
      As reported                                 $      (0.77)        $      (1.15)         $     (1.65)
      Pro forma                                   $      (0.90)        $      (1.59)         $     (1.73)

   Stock-based compensation
      As reported                                 $    129,488         $    678,280          $    54,687
      Pro forma                                   $  1,562,633         $  3,615,787          $   128,540



In determining the compensation cost of the options granted during fiscal 2002, 2001, and 2000, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

                                                          Years Ended December 31,
                                                        2002          2001       2000
                                                      -------       --------    -------
               Risk free interest rate                4.5%          5%          6.1%
               Expected life of options granted       10 years      10 years    5 years
               Expected volatility range              193.0%        130.0%      0%
               Expected dividend yield                0%            0%          0%


FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be anti-dilutive for all periods presented. Total options and warrants outstanding at December 31, 2002 were 4,566,649 and 9,269,301, respectively, options and warrants outstanding at December 31, 2001 were 4,055,341 and 7,779,456, respectively, and options and warrants outstanding at December 31, 2000 were 1,268,997 and 150,694, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is still evaluating the effect of adopting SFAS No. 146.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company has adopted the annual disclosure provision of SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial position or results of operations.


NOTE 2 -- DISCONTINUED OPERATIONS OF ACCOUNTING SOFTWARE BUSINESS

In December 2002, the Company's Board of Directors authorized a plan to sell the Company's accounting software business to key employees. In February 2003, the Company entered into a definitive purchase agreement to sell substantially all the assets of our accounting software business to key employees ("the Purchaser"). The accounting software business publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. The Company acquired the accounting software business during the year ended December 31, 2001 for the purpose of utilizing the businesses' customer base to market the Company's Epoxy products and services. In 2002, the Company determined to abandon the Epoxy business after acquiring the rights to develop and market hosted content management solution products. Therefore, since the Company abandoned the Epoxy business model to focus on the hosted solutions business, the accounting software business no longer fits within the Company's business plan. The assets to be sold consist primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser will also assume substantially all the liabilities of the accounting software business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser will pay the Company cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the accounting software business. The proposed sale, which we expect to be complete by April 30, 2003, is subject to the satisfaction or waiver of several conditions, including the approval of the Company's shareholders.

The estimated loss on the disposal of the accounting software business of $1,740,000 (net of income tax benefit of $0) represents the estimated loss on the disposal of assets, net of liabilities assumed, of the accounting software business, transactions costs of $40,000 and a provision of $50,000 for expected operating losses during the phase out period from January 1, 2003 through March 31, 2003 (this includes a write down of goodwill which was recorded when the accounting software business was acquired).

Net sales of the accounting software business for the years ended December 31, 2002 and 2001 were $4,179,547 and $2,248,060, respectively. The pretax loss related to the discontinued operations reported in the consolidated statements of operations for the years ended December 31, 2002 and 2001 was $3,787,341 and $1,591,978, respectively. The pretax loss for the years ended December 31, 2002 and 2001 includes amortization of goodwill and other intangible assets of $1,178,625 and $1,513,061, respectively, and loss on impairment of goodwill of $2,131,391 recorded during the year ended December 31, 2002.

Assets and liabilities of the accounting software business consisted of the following at December 31:

                                                                  2002                 2001
                                                                  ----                 ----
Cash                                                          $    526,447         $    387,578
Accounts receivable, net                                           176,370              188,620
Inventories                                                         46,438               60,121
Property and equipment, net                                        119,561               99,753
Acquired software developed, net                                   492,170              933,407
Goodwill, net                                                    1,318,260            5,099,651
Other intangibles, net                                             869,927            2,048,552
Other assets                                                        40,568               52,463
                                                              ------------         ------------
         Total assets                                         $  3,589,741         $  8,870,145
                                                              ------------         ------------

Accounts payable                                                    81,064              111,317
Accrued expenses                                                   244,360              284,418
Deferred revenue                                                 1,774,491            1,481,750
Notes payable                                                    1,582,904            2,099,072
                                                              ------------         ------------
         Total liabilities                                    $  3,682,819         $  3,976,557
                                                              ------------         ------------

Net assets (liabilities) of operations of
    discontinued accounting software business                 $    (93,078)        $  4,893,588
                                                              ============         ============

On June 6, 2001, we acquired all of the outstanding capital stock of Red Wing. In exchange for all of the outstanding shares of Red Wing's capital stock, we issued an aggregate of 400,000 shares of our common stock and paid at closing a total of $400,000. Pursuant to the purchase agreement, we were obligated to make three additional payments of $400,000 each to the former Red Wing shareholders on December 6, 2001, June 6, 2002 and December 6, 2002, respectively. We timely satisfied the December 6, 2001 payment and as of December 31, 2001, the outstanding principal balance due was $759,878 (net of debt discount of $40,122 using a 7% discount rate). We re-negotiated an extension of the June payment with several of the former Red Wing shareholders, totaling $339,093. In connection with the re-negotiation, we paid 10% of the June payment (totaling $33,909) immediately in exchange for an extension of such payment until December 31, 2002. Additionally, we agreed to pay interest at the rate of 12.5% per annum on the unpaid balance of the June payment (monthly interest payments began July 1, 2002). The remaining former Red Wing shareholders were paid their June 2002 payment as stated in the original notes. On December 6, 2002, a notice was sent to all of the former Red Wing shareholders that the Company was not in the position to make the final payments due and was seeking a solution to meet our obligation. The outstanding principal balance due all former Red Wing shareholders as of December 31, 2002 was $705,186. The notes are secured by pledge of common stock.

Two former investors of Red Wing receive monthly principal and interest payments, ranging from 7% to 8.5%, which were assumed by us when we acquired Red Wing. Note balances as of December 31, 2001 were $13,074 and $52,296, respectively. Note balances as of December 31, 2002 were $10,277 and $41,109, respectively. The required monthly principal and interest payments are $317 and $1,267, both through December 2005. The notes are unsecured.

On September 18, 2001, we acquired Champion in a merger transaction. As consideration for the merger, (i) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders, (ii) issued 299,184 shares of our common stock, and (iii) issued promissory notes. The promissory notes outstanding balance at December 31, 2001 was $978,425 (net of debt discount of $46,231 using a 7% discount rate). The notes are payable in equal installments of $256,164 on January 18, May 18, September 18, 2002, and January 18, 2003. The January 18, 2002 payment was paid timely. In May 2002 we re-negotiated an extension of the May payment with several of the note holders until December 31, 2002, in the amount of $159,041. In exchange for the extension, we paid 10% of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5% per annum on the unpaid balance of the notes. All remaining former Champion shareholders were paid their May 2002 payment as stated in the original notes. In September 2002 we re-negotiated an extension of the September payment with several of the note holders until December 15, 2002, in the amount of $159,041. In exchange for the extension, we paid 25% of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5% per annum on the unpaid balance of the notes. As consideration for their agreeing to another deferral, each such note holder received one warrant for every dollar deferred until December 15, 2002. We issued 5-year warrants to purchase 119,285 shares of our common stock at an exercise price of $1.00 per share. All remaining former Champion shareholders were paid their September 2002 payment as stated in the original notes. One shareholder (representing $54,061 of the May and September payment) has not accepted the terms of the new notes and as such, we are in default with the terms of the note and continue to accrue interest. On December 6, 2002, a notice was sent to all of the former Champion shareholders that the Company was not in the position to make the final payments due and was seeking a solution to meet our obligation. The outstanding principal balance due all former Champion shareholders as of December 31, 2002 is $674,077. The notes are secured by a pledge of common stock.

On October 10, 2001, we acquired FMS/Harvest. Effective December 31, 2001, we merged FMS/Harvest with and into Red Wing. In consideration for the purchase, we paid $300,000 in cash at closing, issued promissory notes in the total amount of $300,000, and issued 250,000 shares of our common stock. The promissory notes were originally payable in May 2002. In May we re-negotiated an extension of the due date with all former shareholders of FMS/Harvest. In consideration for extending the due date until December 15, 2002, we paid 10% of the May payment totaling $30,000 in satisfaction of the notes and agreed to (i) pay interest at the rate of 12.5% on the unpaid balance, (ii) until July 12, 2002, allow the note holders to convert any or all of the unpaid balance of the notes into shares of our common stock at a price equal to 90% of the average closing sales price for the 5 days preceding conversion, and (iii) release such shareholders from their lock-up agreements relating to the shares issued in the acquisition. In June, three of the FMS/Harvest shareholders converted $117,745 of principal and $1,013 of interest into 151,669 shares of common stock at $0.783 per share. On December 6, 2002, a notice was sent to all of the former FMS/Harvest shareholders that the Company was not in the position to make the final payments due and was seeking a solution to meet our obligation. The outstanding principal balance due all FMS/Harvest shareholders as of December 31, 2002 is $152,255 and is unsecured.

Components of goodwill and other intangibles (which are included in the net assets (liabilities) of operations of discontinued accounting software business) are as follows:

                                                      December 31, 2002               December 31, 2001
                                                      -----------------               -----------------
                                                    Gross                           Gross
                                                  Carrying      Accumulated       Carrying      Accumulated
                                                   Amount       Amortization       Amount       Amortization
                                                ------------    -------------   ------------    -------------
Intangible assets subject to amortization
  Customer lists                                $  1,737,248    $   1,096,128   $  1,737,248    $     228,435
  Non-compete agreements                             620,000          391,193        620,000           80,261
                                                ------------    -------------   ------------    -------------
                                                   2,357,248        1,487,321      2,357,248          308,696

Intangible assets not subject to amortization
  Goodwill                                      $  5,618,564    $   4,300,304   $  8,567,228    $   2,650,304



The changes in the carrying value of goodwill for the year ended December 31, 2002 are as follows:


Balance of goodwill (less accumulated amortization) as of December 31, 2001     $  5,916,924
Second quarter impairment loss recorded June 30, 2002                             (2,131,391)
Sale of Epoxy Network technology asset in August 2002                               (817,273)
Loss on discontinued accounting software business                                 (1,650,000)
                                                                                ------------
Balance as of December 31, 2002                                                 $  1,318,260
                                                                                ============



NOTE 3 - BUSINESS COMBINATIONS

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

Terms of the merger agreement required an additional cash payment and issuance of stock upon a capital raising event. With the completion of the Meteor Industries, Inc. merger on April 30, 2001, the former stockholders of Edge received the final consideration as specified in the merger agreement of 225,000 shares of the Company's common stock on April 30, 2001, and $400,000 in cash on May 2, 2001, in settlement of the earn-out provisions.

With closing costs, the total consideration plus the fair value of the net liabilities assumed was approximately $2,264,000, consisting primarily of goodwill. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

METEOR INDUSTRIES, INC.

On April 30, 2001, the Company completed its merger with Meteor Industries, Inc. Pursuant to an Agreement and Plan of Merger dated as of January 11, 2001, as amended April 27, 2001 (the "Merger Agreement"), by and among Meteor Industries, Inc. ("Meteor"), activeIQ Technologies Inc., a Minnesota corporation ("AIQ") and MI Merger, Inc., Minnesota corporation and a wholly owned subsidiary of Meteor ("Merger Sub"), AIQ merged with and into Merger Sub (the "Merger"). The surviving corporation in the

Merger was renamed AIQ, Inc. In addition, pursuant to the Merger Agreement, Meteor was reincorporated under Minnesota law by merging with and into AIQ Acquisition Corp., a Minnesota corporation (the "Re-incorporation Merger"). The surviving corporation in the Re-incorporation Merger was renamed Active IQ Technologies, Inc., a Minnesota corporation. Meteor's shareholders approved both the Merger and the Re-incorporation Merger on March 27, 2001, and both transactions became effective on April 30, 2001. Since Meteor had only monetary assets and no operations, the merger was accounted for as the issuance of stock by AIQ in exchange for monetary assets of Meteor.

Pursuant to the Merger Agreement, in exchange for shares of AIQ common stock, each shareholder of AIQ common stock was entitled to receive one share of Meteor's common stock (after giving effect to the re-incorporation Merger). At the time of the Merger there were 4,385,911 shares of common stock of AIQ outstanding, excluding 400,000 shares held by Meteor, which were cancelled upon the effective time of the Merger. In addition to receiving shares of Meteor's common stock, each of the former AIQ shareholders was entitled to receive a warrant to purchase two shares of Meteor's common stock for every three shares of AIQ common stock held by such shareholder. The warrants, which expire on April 30, 2006, are exercisable at a price of $5.50 share upon notice to the holders thereof after the closing price of Meteor's common stock (as quoted on the Nasdaq SmallCap Market) has averaged $7.50 for 14 consecutive days. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)


RED WING BUSINESS SYSTEMS, INC.

On June 6, 2001, the Company completed its acquisition of Red Wing Business Systems, Inc. ("Red Wing"), a Minnesota corporation. Red Wing, which operates as a wholly owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the "Agreement") dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing (the "Sellers"). The acquisition of Red Wing was accounted for under the purchase method of accounting.

The Sellers received an aggregate of 400,000 shares of the Company's common stock and cash in the aggregate of $1,600,000, of which $400,000 was delivered at the closing. Under the Agreement, the Company was obligated to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. As security for the Company's obligations to make the first two future cash payments of $400,000 each, the Company granted a security interest in the newly-acquired shares of Red Wing to the Sellers pursuant to a pledge agreement by and among the Company and the Sellers dated as of June 6, 2001.

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

POST JUNE 30, 2001 COMBINATIONS

CHAMPION BUSINESS SYSTEMS, INC.

On September 18, 2001, the Company completed its merger with privately held Champion Business Systems, Inc. ("Champion"), a Colorado corporation. Champion, which operates as a wholly owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses. The merger was accounted for under the purchase method of accounting with the operations of Champion included in the Company's consolidated financial statements as of that date.

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

The Company recorded goodwill and other intangibles allocated to customer relationships, non-compete agreements and acquired software developed of approximately $1,318,700, $200,000 and $495,000, respectively. (See table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination).

FMS MARKETING, INC.

On October 10, 2001, the Company acquired all of the outstanding capital stock of FMS Marketing, Inc., a New Lennox, Illinois accounting software provider doing business as "FMS/Harvest." Like Red Wing, FMS/Harvest also serves users primarily in the agricultural and farming industries. In consideration for the purchase, the Company paid approximately $300,000 in cash at closing; issued 6-month promissory notes in the total amount of $300,000; and issued 250,000 shares of the Company's common stock. The common stock was valued at $3.02 per share, the average of the closing bid and ask price for the Company's common stock 10 trading days before October 10, 2001 (the effective date of acquisition). The primary reason for the acquisition of FMS/Harvest was to continue expanding the Company's software and service support customer base and business. The factors contributing to goodwill were principally based on the Company's belief that synergies would be generated through the combining of the Company's other software and service support with FMS/Harvest's accounting packages.

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

Effective December 31, 2001, the Company merged FMS/Harvest with and into Red Wing.

Following are condensed balance sheets summarizing the amounts assigned to the assets acquired and liabilities assumed at the various dates of acquisition:


                                       Edge            Meteor          Red Wing         Champion       FMS/Harvest
                                   ------------     ------------     ------------     ------------     ------------
Current assets                     $         --     $  3,538,000     $    171,000     $     91,000     $     11,000
Property and equipment                       --               --           58,000           25,000            2,000
Note receivable                              --          500,000               --               --               --
Acquired software developed                  --               --          436,000          495,000               --
Goodwill                              2,264,000               --        4,059,000        1,562,000          694,000
Other intangible assets                      --               --               --        1,519,000          838,000
                                   ------------     ------------     ------------     ------------     ------------
    Total assets                   $  2,264,000     $  4,038,000     $  4,724,000     $  3,692,000     $  1,545,000
                                   ============     ============     ============     ============     ============


Current liabilities                $         --     $         --     $  1,257,000     $    709,000     $    136,000
Note payable-former shareholders             --               --        1,122,000          956,000          290,000
Due to Active IQ Technologies         2,264,000               --        2,200,000        1,964,000        1,066,000
Long-term debt                               --               --          145,000           63,000           53,000
Shareholders' equity                         --        4,038,000               --               --               --
                                   ------------     ------------     ------------     ------------     ------------
Total liabilities and
    shareholders' equity           $  2,264,000     $  4,038,000     $  4,724,000     $  3,692,000     $  1,545,000
                                   ============     ============     ============     ============     ============


The assets and liabilities assigned to the acquisitions are included in net assets of operations of discontinued accounting software business at December 31, 2001. The accompanying unaudited pro forma condensed results of operations for the year ended December 31, 2001 give effect to the acquisitions of Meteor, Edge, Red Wing, Champion, and FMS/Harvest as if such transactions had occurred on January 1, 2001. The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations:

                                  Pro Forma for the Year Ended December 31, 2001
           Revenues                                                $   5,382,906
           Loss from operations                                       (9,491,914)
                                                                   -------------
           Net loss                                                $  (9,413,688)
                                                                   =============
           Basic and diluted net loss per common share             $       (0.93)
                                                                   =============

NOTE 4 - NOTE RECEIVABLE

We completed our merger with Old AIQ on April 30, 2001 and entered into a note receivable in the amount of $500,000. The note was secured by a stock pledge dated April 27, 2001, pledging 1,500,000 shares of common stock of Capco Energy, Inc. The note receivable accrued interest at 10% per annum. We received the remaining principal balance plus accrued interest in May 2002.


NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                                                         December 31,
                                                                     2002           2001
                                                                   ---------      --------
        Furniture                                                  $  40,845      $ 54,312
        Equipment                                                    121,333       221,058
        Software                                                      64,056       393,056
        Leasehold improvements                                            --         4,427
        Less-accumulated depreciation and amortization              (102,729)     (252,117)
                                                                   ---------      --------
        Net property and equipment                                 $ 123,505     $ 420,736
                                                                   =========     =========

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $144,962, $185,520 and $81,294, respectively.

See Note 2 -- Discontinued Operations of the Accounting Business relating to the re-classification of certain property and equipment.


NOTE 6 - PREPAID ROYALTIES AND LONG-TERM DEBT

We have entered into an application service provider software license agreement with Stellent, Inc. The prepaid royalties at December 31, 2002 and 2001 of $975,000 and $1,500,000, respectively, relates to minimum royalty fees required under the agreement. On December 28, 2001, we entered in an application service provider ("ASP") software license agreement. The ASP agreement provides us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent's Content Management software. We agreed to pay a royalty of 20% of net receipts, as defined in the ASP agreement, or $500 per month per customer, whichever is greater. The minimum royalty commitments for the exclusive ASP license are as follows: $1,000,000 for 2002, $2,000,000 for year 2003 and $3,000,000 for year 2004. If the minimum royalties have been paid for all three years, an additional three-year exclusive option is provided, otherwise, we have the option to renew for an additional three years under a non-exclusive right. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we prepaid the September and December payments and in consideration of the early payment, we received a 5% discount, or $50,000. Since our revenues for the year of 2002 were below the minimum, we recognized the full amount of expense and finished the year with a remaining balance of $975,000.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has entered into various non-cancelable leases for land, buildings and equipment with terms ranging from 3 to 8 years. Under most leasing arrangements the Company pays the property taxes, insurance, maintenance and expenses related to the leased property. Total rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000, was $479,724, $400,635, and $55,913, respectively. Total rent expense under operating leases for the accounting software business for the years ended December 31, 2002, 2001 and 2000, was $316,887, $118,828, and $0, respectively.

Minimum future obligations on leases in effect at December 31, 2002, are approximately as follows:


                                         2003             $  294,000
                                         2004                193,000
                                         2005                118,000
                                         Thereafter          229,000
                                                          ----------
                                         Total            $  834,000
                                                          ==========



If the accounting software business is disposed of as anticipated in April 2003, (See Note 2 -- Discontinued Operations of the Accounting Business) the revised future obligations on the leases in effect at December 31, 2002, are approximately as follows:


                                         2003             $  140,000
                                         2004                 70,000
                                                          ----------
                                         Total            $  210,000
                                                          ==========

EMPLOYMENT AGREEMENTS

On January 1, 2002, we amended the employment agreement with D. Bradly Olah, the Company's Chief Executive Officer through December 2002. Pursuant to the terms of the agreement, Mr. Olah was entitled to an annual salary of $200,000 and was eligible for an annual bonus of up to 100 percent of his salary upon the achievement of certain corporate objectives. Following the amendment of his employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. Mr. Olah served as our President until November 25, 2002, and our Chief Executive Officer until December 31, 2002, at which time he resigned from his positions. See Note 11 -- Subsequent Events for a detailed discussion regarding Mr. Olah's severance agreement and cancellation of the promissory note.

On May 8, 2002, we entered into a one-year employment agreement with Jeffrey M. Traynor as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Traynor is entitled to an annual salary of $120,000 and a guaranteed bonus of $60,000 (the bonus to be paid in four equal installments beginning May 2002, then in August and November 2002, with a final installment due February 2003). Mr. Traynor was also awarded an option to purchase 175,000 shares of the Company's common stock at a price of $1.25 per share, with 35,000 options vesting immediately and the balance vesting ratably over a four-year period. The Company may be required to pay nine months of severance for a termination without cause, as defined in the agreement or in the event of a change of control as defined in the agreement.

On November 25, 2002, we entered into a two-year employment agreement with Jack
A. Johnson as our President and Chief Operating Officer. Pursuant to the terms of the agreement, Mr. Johnson is entitled to an annual salary of $180,000 and is entitled to an annual bonus of up to 100% of his salary upon achievement of certain corporate objectives established by the Company's Board of Directors. Mr. Johnson was also awarded an option to purchase 900,000 shares of the Company's common stock at a price of $0.35 per share, with 90,000 options vesting immediately and the balance vesting ratably over a three-year period. The Company may be required to pay one-year severance payment for a termination without cause, as defined in the agreement and up to two years in the event of a change of control as defined in the agreement. Note 11 -- Subsequent Events for a discussion regarding Mr. Johnson's appointment to Chief Executive Officer.

RELATED-PARTY TRANSACTIONS

In December 2000, Old AIQ entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with Mr. Eibensteiner, a director of the Company. On July 30, 2001, Mr. Eibensteiner delivered to our company a cash payment in the amount of $75,000 and a 2-month promissory note in the principal amount of $200,000. In April 2002, the receivable was paid in full.

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills who currently is a director and shareholder. The loan was evidenced by a 90-day promissory note and accrued interest at the rate of 7% annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. The proceeds received were allocated to the fair value of the securities issued (debt and warrant issued). On May 30, 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock. We satisfied the remaining outstanding principal and accrued interest in full on June 10, 2002. We also recorded an $80,000 interest charge to reflect the difference between the market value of the shares issued and the remaining outstanding debt.

On May 27, 2002, we sold 500,000 shares of its common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000 (we received $350,000 in cash and recorded a stock subscription receivable of $25,000). As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. We recorded an expense of $343,390 (related to the reduction of price of the 1 million warrants) using the Black-Scholes pricing model. Prior to this private placement, Boston Financial Partners beneficially owned more than 5% of our common stock. In December 2002, the Company finalized an amendment to the agreement and canceled the $25,000 stock subscription receivable.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. Proceeds were allocated to the fair value of the securities issued (common stock and warrant). One of the investors was Wyncrest Capital, Inc., a wholly owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued an additional 50,000 warrants in September 2002 to Mr. Eibensteiner as consideration for the placement.


NOTE 8 - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

During January 2001, the Company sold 400,000 shares of common stock at $2.75 per share to Meteor.

The Company issued 550,000 shares of common stock in January and April 2001 to the former shareholders of Edge Technologies, Incorporated as part of the completion of the merger.

As part of the merger with Meteor in April 2001, the Company issued 3,874,511 shares of common stock and 365,000 shares of $1.00 Series Convertible B Preferred Stock as well as 365,000 Series B Preferred Warrants exercisable at $2.50 per share. There were also 4,483,101 Class B Warrants issued at an exercise price of $5.50 per share as part of the transaction exercisable through April 30, 2006. Additionally, the Company carried over 2,047,935 options to purchase common stock exercisable at $2.50 to $5.25 per share from Meteor as well as 690,000 warrants exercisable at $7.15 per share through May 31, 2002.

In June 2001, the Company issued 400,000 shares of common stock valued at $4.45 per share as part of the purchase of Red Wing. See Note 2 - Discontinued Operations of Accounting Software Business.

In June 2001, the Company sold 500,000 shares of its common stock at $3.00 per share in a private placement. The private placement resulted in net proceeds of approximately $1.5 million.

In September 2001, the Company issued 299,185 shares of common stock valued at $4.89 per share as part of the purchase of Champion. See Note 2 - Discontinued Operations of Accounting Software Business.

In September 2001, the Company issued 16,667 shares of common stock to one of the law firms of the Company, in exchange for amounts due them for services rendered, which we had previously recorded as accounts payable.

In September 2001, the Board of Directors authorized a repurchase of up to an aggregate of 500,000 common shares in the open market. Through December 31, 2002, the Company had repurchased and retired 122,167 shares of its common stock ranging from $3.03 to $4.26 per share.

In October 2001, the Company issued 250,000 shares of common stock valued at $3.02 per share as part of the purchase of FMS Marketing, Inc. See Note 2 - Discontinued Operations of Accounting Software Business.

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

On March 14, 2002, we issued a warrant to purchase 54,000 shares of common stock at $5.50 per share to an underwriter who exercised a warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The original warrant had an exercise price of $6.875 and was re-priced to $2.00 per share, providing net proceeds of $108,000. We recorded an expense of $61,020 related to the re-pricing of the warrant using the Black-Scholes pricing model. The newly issued warrant expires on April 30, 2006.

In connection with our October 2001 acquisition of FMS Marketing, Inc., we were required to pay to the 4 former shareholders of FMS/Harvest an aggregate of $300,000 by May 10, 2002 pursuant to the terms of certain promissory notes. In May 2002 we re-negotiated the terms of those notes in order to provide that we would immediately pay an aggregate of $30,000 and the remaining $270,000 would be payable by December 15, 2002, with interest accruing at the rate of 12.5% per annum. In addition, the re-negotiated notes allowed the former FMS/Harvest shareholders to convert the outstanding balance into shares of our common stock until July 12, 2002 at a price equal to 90% of the average closing sales price for the 5 days preceding conversion. On April 10, 2002, three of the former FMS/Harvest shareholders exercised the conversion option with respect to their notes, converting an aggregate of $118,758 of outstanding principal and interest into 151,669 shares of our common stock (at a conversion price of $0.783 per share, the fair value of the common stock on that date).

See Note 7, Related-Party Transactions, for other issuances of common stock during the year ended December 31, 2002.

During the year ended December 31, 2002, the Company received proceeds of $12,830 from the exercise of 4,000 options.

OPTION GRANTS

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

Mr. Brimmer served as the Company's Chief Executive Officer from April 30, 2001 until December 1, 2001. The Company had an employment agreement dated May 1, 2001 with Mr. Brimmer. In addition to his annual salary of $125,000, Mr. Brimmer was entitled to an annual bonus of up to 75 percent of his salary upon the achievement of certain corporate objectives and a $250,000 bonus when the Company raised an aggregate of $12 million in equity financings, which was reached in the fourth quarter of fiscal 2001. Mr. Brimmer was also awarded an option to purchase up to 250,000 shares of the Company's common stock at a price of $5.00 per share, which option was to vest in equal installments over four years. Pursuant to an agreement dated November 27, 2001, and in accordance with Mr. Brimmer's employment agreement, the Company paid $250,000 to Brimmer Company, LLC in satisfaction of the bonus owed to Mr. Brimmer for achieving equity financings of at least $12 million. Although Mr. Brimmer resigned from his positions as Chief Executive Officer and Chief Financial Officer as of December 1, 2001, he agreed to remain as Chairman of the Board of Directors for the remainder of his term and to provide certain consulting services to the Company as requested. In connection with the termination, Mr. Brimmer agreed to waive any severance of any other payments under the remaining term of the agreement. The Company agreed to immediate vesting of his existing options and to permit exercise of those options until December 1, 2006. In connection with the $250,000 payment to Brimmer Company, the Company recorded an expense of $250,000 in 2001. The Company also recorded aggregate expenses of $343,500 in connection with the agreement to immediately vest Mr. Brimmer's options and permit the exercise of such options until December 1, 2006 pursuant to APB Opinion No. 25 and related interpretations.

During the year ended December 31, 2002, the Company granted 2,366,283 options to purchase common stock at prices ranging from $0.35 to $4.27 per share. All options were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

The total amount of compensation expense recorded, pursuant to APB 25 and related interpretations, for the years ended December 31, 2002 and 2001 was $129,488 and $678,281, respectively. Following is a roll forward of the deferred compensation account:


                            Balance at December 31, 2000         $   172,813
                            Additions                                817,169
                            Compensation expense                    (678,281)
                                                                 -----------
                            Balance at December 31, 2001         $   311,701
                            Additions                                     --
                            Compensation expense                    (129,488)
                                                                 -----------
                            Balance at December 31, 2002         $   182,213
                                                                 ===========


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

The Company also recorded expenses of $1,246,000 for the year ended December 31, 2001, related to the warrants issued to a non-employee using the Black-Scholes pricing model.

During March 2002 we issued a warrant to purchase 54,000 shares of common stock at $5.50 per share to an underwriter who exercised a warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The original warrant had an exercise price of $6.875 and was re-priced to $2.00 per share. We recorded an expense of $61,020 related to the re-pricing of the warrant using the Black-Scholes pricing model. The newly issued warrant expires on April 30, 2006.

Also in March 2002, we issued a 5-year warrant to purchase 25,000 shares of common stock at $3.00 per share in conjunction with a loan from a director. We allocated $33,750 of the proceeds as the value of the warrants issued using the Black-Scholes pricing model.

On May 27, 2002, we sold 500,000 shares of our common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share. As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. We recorded an expense of $343,390 (related to the reduction of price of the 1 million warrants) using the Black-Scholes pricing model.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued a warrant to purchase 50,000 shares of common stock in September 2002 to Ronald E. Eibensteiner as consideration for the placement. This warrant has a term of 5 years and is exercisable at a price of $1.00 per share.

On June 21, 2002, the Company issued 15,060 warrants to purchase common stock at $0.83, to a vendor in exchange for service completed. The warrants were valued using the Black-Scholes pricing model.

On September 18, 2001, we acquired Champion Business Systems, Inc. in a merger transaction. As consideration for the merger, (i) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders,
(ii) issued 299,184 shares of our common stock, and (iii) issued promissory notes in the aggregate amount of approximately $1 million. We are recording an imputed interest expense of 7% per annum. The notes are payable in equal installments of $256,164 on January 18, May 18, September 18, 2002, and January 18, 2003. In September 2002 several of the note holders re-negotiated an extension of the September payment until December 15, 2002, in the amount of $159,041. In exchange for the extension, we paid 25% of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5% per annum on the unpaid balance of the notes. As consideration for their agreeing to another deferral, each such note holder also received one common stock purchase warrant for every dollar deferred until December 15, 2002. We issued warrants to purchase an aggregate of 119,285 shares of our common stock to 9 persons. The warrants have a term of 5 years and have an exercise price of $1.00 per share. The value of these warrants totaled $82,199, using a Black-Scholes pricing model and a non-cash interest expense has been charged ratably through December 15, 2002.

For warrants issued to non-employees in exchange for services, the Company accounts for such warrants in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18. The Company values the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable. The Company recorded expense related to warrants issued in the amount of $612,859, $1,436,393 and $345,800 for the years ended December 31, 2002, 2001 and 2000, respectively.

The following assumptions were used to value the fair value of options and warrants given for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 4 to 6%, expected life equal to the contractual life of five years and volatility of 74 to 193%.

Information regarding the Company's warrants is summarized below:


                                                                 Weighted Average         Range of
                                                     Number       Exercise Price       Exercise Price
                                                  -----------    ----------------      --------------
Outstanding at December 31, 1999                       10,000        $  60.00          $        60.00
    Granted                                           140,694            3.04              1.00-37.50
    Cancelled or expired                                   --            0.00                    0.00
    Exercised                                              --            0.00                    0.00
                                                  -----------        --------          --------------
Outstanding at December 31, 2000                      150,694        $   3.24          $  1.00-$60.00

    Granted-including warrants previously
       issued by Meteor before the merger           7,726,122            5.32             2.50-  7.50
    Cancelled or expired                              (74,678)           3.81             1.00- 37.50
    Exercised                                         (22,682)           1.00                    1.00
                                                  ------------       --------          --------------
Outstanding at December 31, 2001                    7,779,456        $   5.28          $  1.00-$60.00

    Granted                                         1,563,345            1.21             1.00-  5.00
    Re-priced grants                                1,054,000            1.06             1.00-  2.00
    Cancelled or expired                              (19,500)           3.86             2.43-  6.87
    Re-priced cancellations                        (1,054,000)           5.61             5.50-  7.50
    Exercised                                         (54,000)           2.00                    2.00
                                                  ------------       --------          --------------
Outstanding at December 31, 2002                    9,269,301        $   4.05          $  1.00-$60.00
                                                  ===========        ========          ==============

Warrants exercisable at December 31, 2002           9,269,301        $   4.05          $  1.00-$60.00
                                                  ===========        ========          ==============


The weighted average fair value of warrants granted was $1.21 in 2000, $1.41 in 2001 and $0.65 in 2002.

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

On January 1, 2002, we amended the employment agreement with D. Bradly Olah. Following the amendment of his employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement. See Note 11 -- Subsequent Events for a detailed discussion regarding Mr. Olah's severance agreement and cancellation of the promissory note.

STOCK OPTION PLANS

The Company has five stock option plans. The Company has the 1994 Stock Option Plan, the 1998 Incentive Equity Plan, the 1999 Stock Option Plan, the 2000 Director Stock Option Plan and the 2001 Employee Stock Option Plan. As of December 31, 2002, an aggregate of 9,250,000 shares of the Company's common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period of ranging from 3 to 4 years and expire 10 years from the date of grant.

Information regarding the Company's stock options is summarized below:

                                                                                    Weighted
                                                                                     Average
                                                                       Number of    Exercise
                                                                        Options       Price
                                                                      -----------    -------
          Options outstanding - December 31, 1999                          46,997    $ 29.52
            Granted                                                     1,277,000       1.34
            Canceled or expired                                           (55,000)     14.27
            Exercised                                                          --         --
                                                                      -----------    -------
          Options outstanding - December 31, 2000                       1,268,997    $  2.07

            Grants related to Meteor merger                             2,047,935       3.32
            Granted                                                     2,384,559       4.16
            Canceled or expired                                        (1,004,805)      2.65
            Exercised                                                    (641,345)      2.79
                                                                      -----------    -------
          Options outstanding - December 31, 2001                       4,055,341    $  3.57

            Granted                                                     2,366,283       1.68
            Canceled or expired                                        (1,343,475)      4.24
            Exercised                                                    (511,500)      3.98
                                                                      -----------    -------
          Options outstanding - December 31, 2002                       4,566,649    $  2.38
                                                                      ===========    =======
          Options exercisable - December 31, 2002                       2,938,507    $  3.08
                                                                      ===========    =======
          Weighted average fair value of options
            granted during the year ended December 31, 2002                          $  1.44
                                                                                     =======
          Weighted average fair value of options
            granted during the year ended December 31, 2001                          $  4.21
                                                                                     =======
          Weighted average fair value of options
            granted during the year ended December 31, 2000                          $  0.31
                                                                                     =======

Options outstanding under the plans as of December 31, 2002, have exercise prices ranging from $1.00 per share to $37.50 per share and a weighted average remaining contractual life of 7.0 years.


The following information summarizes information about stock options outstanding at December 31, 2002:


                                           Options Outstanding                 Options Exercisable
                               ------------------------------------------- ---------------------------
                                Weighted        Weighted       Weighted                    Weighted
                                 Average        Remaining       Average                     Average
                                 Number        Contractual     Exercise        Number      Exercise
Range of Exercise Prices       Outstanding        Life           Price       Exercisable     Price
------------------------      -------------- --------------- ------------- ------------- -------------
       $1.00 to $2.87            2,949,365       6.6 years    $    1.24       1,563,115   $    1.86
       $3.00 to $5.50            1,596,950       7.5 years    $    4.26       1,355,058   $    4.21
      $15.00 to $37.50              20,334       1.7 years    $   20.90          20,334   $   20.90
                              ------------   -------------    ---------    ------------   ---------
       $1.00 to $37.50           4,566,649       7.0 years    $    2.38       2,938,507   $    3.08

NOTE 9 - INCOME TAXES

The Company has generated net operating loss carryforwards of approximately $15,150,000, which, if not used, will begin to expire in 2019. These net operating losses may currently be limited due to past changes in ownership of the Company. Future changes in the ownership of the Company may place additional limitations on the use of these net operating loss carryforwards.

The benefit from income taxes consists of the following:


                                                             Year Ended December 31,
                                                          ------------------------------
                                                            2002      2001       2000
                                                          --------  --------   --------
                 Current income tax expense                  $--       $--        $--
                 Deferred income tax benefit                  --        --         --
                                                             ---       ---        ---
                   Total benefit from income taxes           $--       $--        $--
                                                             ===       ===        ===


The Company's deferred tax assets are as follows:


                                                                      December 31,
                                                            --------------------------------
                                                                 2002            2001
                                                            --------------  --------------
            Net operating loss carryforwards                $    6,210,000  $    4,560,000
            Federal tax carryback claim refund                     290,000              --
            Property and equipment basis difference               (100,000)        (41,000)
            Accrued liabilities and other                          195,000              --
            Less:  valuation allowance                          (6,595,000)     (4,519,000)
                                                            --------------   -------------
              Net deferred tax asset                        $           --   $          --
                                                            ==============   =============

Reconciliation between the statutory rate and the effective tax rate for the years is as follows:


                                                                       December 31,
                                                         --------------------------------
                                                            2002       2000       2000
                                                          --------  ---------  ---------
                 Federal statutory tax rate               (35.0%)    (35.0%)    (35.0%)
                 State taxes, net of federal benefit       (6.0%)     (6.0%)     (6.0%)
                 Change in valuation allowance             41.0%      41.0%      41.0%
                                                         ------     ------     ------
                     Effective tax rate                     0.0%       0.0%       0.0%
                                                         ======     ======     ======

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


                                                                          For the Years Ended December 31,
                                                                    ------------------------------------------
                                                                        2002           2001            2000
                                                                        ----           ----            ----
Cash paid for interest, net of original issue discount and
    warrants issued for extension of debt                           $     75,716   $     19,083    $    37,517
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of warrants in payment of legal fees
        and accounts payable                                              12,500        175,718         22,682

  Issuance of stock in payment of accounts payable                            --             --        162,247
  Conversion of notes payable to common stock                            348,758             --         55,000
  Issuance of common stock for equipment                                      --             --        378,000
  Issuance of common stock for license fees                                   --             --        350,001
  Conversion of notes payable on advance on product purchases                 --             --        306,000
  Issuance of common stock to director                                        --             --        225,000
  Issuance of common stock with non-recourse
        note receivable                                                2,000,000        200,000             --
  Acquisition of certain assets and goodwill recorded, and
        assumption of certain liabilities on Edge
        Technologies, Incorporated merger                                     --      1,512,500             --
  Issuance of note receivable in connection with
        the Meteor merger                                                     --        500,000             --
  Surrender of common stock on stock subscription
        receivable canceled                                                   --        312,500             --
  Acquisition of certain assets and goodwill recorded and
    assumption of certain liabilities on Red Wing
    Business Systems, Inc. acquisition                                        --      4,302,430             --
  Acquisition of certain assets and goodwill recorded and
    assumption of certain liabilities on Champion
    Business Systems, Inc. acquisition                                        --      3,191,375             --
  Acquisition of certain assets and goodwill recorded and
    assumption of certain liabilities on FMS
    Marketing, Inc. acquisition                                               --      1,234,594             --
  Prepaid royalties financed with note payable                                --      1,000,000             --
  Reduction of note payable incurred on prepaid royalties
    acquired due to discount for early payment                            50,000             --             --
  Conversion of Series B Preferred Stock into common stock               365,000             --             --



NOTE 11 - SUBSEQUENT EVENTS (UNAUDITED)

On January 6, 2003 the Company entered into a severance agreement with D. Bradly Olah, its Chief Executive Officer, effective December 31, 2002. The agreement allows for the payment of Mr. Olah's base salary through May 31, 2003, payment of health and other insurance benefits through December 31, 2003, the extension until December 31, 2007 to exercise options issued in July 2000. In exchange, Mr. Olah resigned as Chief Executive Officer and released the Company from all claims, including a release from his employment agreement dated May 1, 2001 (amended January 1, 2002). In addition, the Company exercised its right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 7, 2002 in exchange for the cancellation of his note receivable to the Company. Mr. Olah will remain as a Board member.

On February 26, 2003, Mr. Olah agreed to exchange the remaining unpaid base salary and benefits per the January 6, 2003 severance agreement, totaling $58,500, into 292,500 common shares of the Company at a rate of $0.20 per share.

On January 16, 2003, the Board of Directors appointed Jack A. Johnson Chief Executive Officer.

On March 3, 2003, the Company received a federal income tax refund of $316,133, including interest of $23,544.

On March 14, 2003, the Company signed an agreement to sell the assets of the online document management business to Stellent Inc. for $650,000 cash plus the assumption of certain obligations, liabilities and employees of the Company. The transaction is not subject to shareholder approval. Upon completion of this sale, the Company will no longer operate in the online document management business and will seek alternative business opportunities.


NOTE 12 - QUARTERLY DATA (UNAUDITED)

The following is the unaudited quarterly financial data for the years ended December 31, 2002 and 2001, (reported in thousands except per share data):

                                                                       Quarters Ended
                                                    Mar 31, 02     Jun 30, 02     Sep 30, 02     Dec 31, 02
Revenues                                           $       104    $       166    $       108    $        121
Operating expenses                                         969          1,441          1,348             981
Loss from operations                                      (865)        (1,275)        (1,240)           (860)
Other income (expense)                                     (30)          (132)           (51)            231
Loss from continuing operations                           (835)        (1,407)        (1,291)           (629)
Loss from discontinued operations                         (502)        (2,724)          (346)         (1,925)
Net loss                                           $    (1,338)   $    (4,131)   $    (1,637)   $     (2,553)
Basic and diluted net loss per common share:
   Continuing operations                           $     (0.07)   $     (0.12)   $     (0.09)   $      (0.05)
   Discontinued operations                               (0.05)         (0.22)         (0.03)          (0.14)
      Net loss                                     $     (0.12)   $     (0.34)   $     (0.12)   $      (0.19)

                                                                   Quarters Ended
                                                    Mar 31, 01     Jun 30, 01     Sep 30, 01     Dec 31, 01
Revenues                                           $        36    $       258    $        60    $        109
Operating expenses                                       1,169          1,903          2,645           2,686
Loss from operations                                    (1,133)        (1,645)        (2,585)         (2,577)
Other income (expense)                                      18             23             51              (7)
Loss from continuing operations                         (1,115)        (1,622)        (2,534)         (2,584)
Loss from discontinued operations                           --           (222)          (645)           (725)
Net loss                                           $    (1,115)    $   (1,844)   $    (3,179)   $     (3,309)
Basic and diluted net loss per common share:
   Continuing operations                           $     (0.25)    $    (0.22)   $     (0.25)   $      (0.24)
   Discontinued operations                                  --          (0.03)         (0.06)          (0.08)
      Net loss                                     $     (0.25)    $    (0.25)   $     (0.31)   $      (0.32)





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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 26, 2003:


          Name                       Age   Positions with the Company

          Kenneth W. Brimmer         47    Chairman of the Board
          Mark D. Dacko              51    Chief Financial Officer and Secretary
          D. Bradly Olah             38    Director
          Ronald E. Eibensteiner     52    Director
          Wayne W. Mills             48    Director
          Patrick L. Nelson          47    Director
          Brent Robbins              35    Director
          Jack A. Johnson            54    Director


Kenneth W. Brimmer currently serves as our Chairman of the Board. Until November 30, 2001 Mr. Brimmer was Chief Executive Officer and Chief Financial Officer. Having been appointed to the board of directors of Old AIQ in 1999, Mr. Brimmer served that company as its Chairman and Chief Executive Officer until its merger with our company on April 30, 2001. Mr. Brimmer was president of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995. Mr. Brimmer is also Chairman of both Hypertension Diagnostics, Inc., and Sterion, Inc. (formerly known as Oxboro Medical, Inc.), both of which are NASDAQ listed companies. Since February 2002, Mr. Brimmer has served as a director of Entrx Corporation (formerly known as Metalclad Corporation) (Nasdaq:
ENTX).

Mark D. Dacko has served as our Controller from February 2001 until March 14, 2003, at which time he was appointed our Chief Financial Officer and Secretary. Prior to joining the Company, Mr. Dacko was Controller for PopMail.com, inc. from January 1999 until January 2001, and from November 1994 to December 1998, Mr. Dacko was Controller for Woodroast Systems, Inc.

D. Bradly Olah, one of the co-founders of Old AIQ, is a member of our board of directors. Through December 31, 2002 Mr. Olah served as our President and Chief Executive Officer and from November 2001 through May 2002, he served as our Chief Financial Officer. Mr. Olah formerly served Old AIQ as its Executive Vice President from November 1999 to March 2001 and as Chief Executive Officer from April 1996 to November 1999. Mr. Olah was also a member of Old AIQ's board of directors from its inception in April 1996. He was a director of Natural Resources Geophysical Corporation from 1996 until 1998, when it was sold to Eagle Geophysical of Houston, Texas. He was also the founder/Chairman and Chief Executive Officer and a director of Innovative Gaming Corporation of America from 1991 through February 1996 and also served as the Chief Financial Officer of that company from 1991 to 1993.

Ronald E. Eibensteiner has been a director of our company since April 30, 2001, the effective date of our merger with Old AIQ and Secretary from December 1, 2001 through June 24, 2002. He was initially appointed to the board of directors of Old AIQ in September 2000. Mr. Eibensteiner is the president of Wyncrest Capital, Inc. and has been a seed investor in several early stage technology companies. Since May 1996, Mr. Eibensteiner has been chairman of the board of directors of OneLink, Inc., a provider of Internet-delivered business intelligence services to the telecommunications industry. From March 1996 until March 2001, he served as a director of IntraNet Solutions, Inc. (now known as Stellent, Inc.), a provider of Web-based document management solutions for corporate intranets. Mr. Eibensteiner co-founded Diametrics Medical, Inc., a manufacturer of blood gas diagnostic systems, and was chairman of Prodea Software Corporation, a data warehousing software company, until its sale to Platinum technology, inc., in January 1996.

Wayne W. Mills was appointed to our board of directors on November 20, 2001. Since February 2002, Mr. Mills has served as Chief Executive Officer and director of Entrx Corporation (formerly known as Metalclad Corporation). Mr. Mills, the Company's largest individual shareholder, is also the owner and president of Blake Capital Partners, LLC, a company that provides capital and consulting services to early stage businesses. Prior to forming Blake Capital Partners in 1999, Mr. Mills was employed for more than 18 years by R.J. Steichen & Co., where he was an investment banker and stockbroker.

Patrick L. Nelson was appointed to the Company's board of directors in September 2002. Mr. Nelson has been partner of Intersect Strategies Group, LLP since January 2002 and from 1991 to 1999 he served as Deputy Commissioner of the State of Minnesota Department of Commerce, Insurance & Registration Division. Effective February 26, 2002, Mr. Nelson resigned as a member of our board as he again has taken a position as a Deputy Commissioner of the State of Minnesota.

Brent Robbins was appointed to the Company's board of directors in November 2002. Since 2001, Mr. Robbins has served as counsel at General Mills, Inc. From 1999 to 2001, he was Vice President of Wyncrest Capital, Inc., a Minneapolis-based company that invests in early stage technology companies. From 1996 to 1999, Mr. Robbins was associated with the Bloomington, Minnesota law firm of Larkin, Hoffman, Daly & Lindgren, Ltd.

Jack A. Johnson joined the Company as President, Chief Operating Officer and as a director in November 2002. Prior to joining the Company, and since 1996, Mr. Johnson served as President of Sopheon Corporation, a Minneapolis, Minnesota based software company, and prior to that he was chief operating officer and chief financial officer of Teltech Resource Network, Inc. On January 16, 2003, the Board of Directors appointed Mr. Johnson Chief Executive Officer. Effective with the sale of our Hosted Solutions Business, Mr. Johnson was hired by Stellent, Inc. as vice president of hosted solutions.

There is no family relationship between any director or executive officer of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2002 were filed on a timely basis, except for the following:

Ronald E. Eibensteiner filed a Form 4 on October 15, 2002 relating to a purchase on October 4, 2002.

Wayne W. Mills filed (i) a Form 4 on September 13, 2002 relating to a purchase on September 9, 2002, (ii) a Form 4 on October 15, 2002 relating to purchases on October 11, 2002, (iii) a Form 4 on October 17, 2002 relating to a purchase on October 14, 2002; and (iv) a Form 4 on December 30, 2002 relating to purchases on or after December 24, 2002.

Patrick L. Nelson filed a Form 3 dated September 4, 2002 on September 18, 2002 and a Form 4 on September 18, 2002 relating to an option grant on September 4, 2002.

D. Bradly Olah filed (i) a Form 4 on September 30, 2002 relating to a transaction on September 24, 2002; (ii) a Form 4 on October 21, 2002 relating to a transaction on October 2, 2002 and (iii) a Form 4 on January 14, 2003 relating to a transaction on December 13, 2002.

Brent Robbins filed a Form 4 on November 21, 2002 relating to a transaction on November 7, 2002.

We have not received copies of any Forms 3, 4 or 5 filed on behalf of Boston Financial Partners, Inc. or its affiliates.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following information sets forth information with respect to the compensation of our Chief Executive Officer and our other executives whose total compensation for the fiscal years ended December 31, 2002, 2001 and 2000 that exceeded $100,000. No other executive officer received salary and bonus in excess of $100,000 during such periods.


                                                                             Long-Term        All Other
                                              Annual Compensation          Compensation      Compensation
                                       ---------------------------------- ---------------- -----------------
                                                                            Securities
                                                                            Underlying
Name and Principal Position               Year      Salary      Bonus         Options          Payouts
-------------------------------------- ----------- ---------- ----------- ---------------- -----------------
Chief Executive Officer,
  and President (a)
  D. Bradly Olah                          2002     $193,653           --               --               --
                                          2001     $150,000           --          300,000               --
                                          2000     $ 75,000           --               --               --
Chief Financial Officer
  Jeffrey M. Traynor (b)                  2002     $ 61,184    $  45,000          175,000               --
                                          2001           --           --               --               --
                                          2000           --           --               --               --

(a) D. Bradly Olah was our President (until November 2002) and our Chief Executive Officer until his resignation on December 31, 2002. Mr. Olah was our Chief Financial Officer from December 1, 2001 until May 8, 2002. Mr. Olah will continue to be a member of our board of directors. He formerly served Old AIQ as its Executive Vice President from November 1999 to March 2001 and as Chief Executive Officer from April 1996 to November 1999. Mr. Olah was also a member of Old AIQ' board of directors from its inception in April 1996.

(b) Mr. Traynor became our Chief Financial Officer on May 8, 2002 and was elected to serve as Corporate Secretary on June 25, 2002. Effective March 14, 2003, Mr. Traynor resigned from both of these positions.


OPTION GRANT TABLE

The following information sets forth information with respect to the grants of options by us during 2002 to our Chief Executive Officer and our other most highly compensated executive officers as of December 31, 2002.


                                                Percent total
                                Number of       options/SARs
                                options/         granted to     Exercise/                     Grant date
                                  SARs          employees in       base      Expiration        present
                                 granted        fiscal year     price ($)       date          value (c)
                                 -------        -----------     ---------       ----          ---------

D. Bradly Olah (a)               500,000           22.1%          $4.00      01/14/2012        $930,000

Jeffrey M. Traynor (b)           175,000            7.7%          $1.25      05/14/2012        $168,000

     (a) The options granted vest as follows: 166,666 on 1/14/03; and 166,667 on 1/14/04 and 05.
     (b) The options granted vest as follows: 35,000 on 5/14/02, 03, 04, 05 and 06.
     (c) Grant date present value is calculated on the date of the grant using the Black-Scholes option pricing model assuming the following: no dividend yield, risk-free interest rate of 5%, expected volatilities between 74% and 118%, and expected terms of the options from 3 to 5 years. The Black-Scholes option value is then multiplied by the number of options granted.


AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUE TABLE

Shown below is information relating to (i) the exercise of stock options during 2002 by our Chief Executive Officer and each of our other most highly compensated executive officers as of December 31, 2002 and (ii) the value of unexercised options for each of the Chief Executive Officer and such executive officers as of December 31, 2002:


                        Number of                      Number of shares            Value of unexercised
                         shares                     underlying unexercised         in-the-money options
                       acquired on     Value       options at Dec. 31, 2002        at Dec. 31, 2002 (b)
                        exercise      realized    Exercisable  Unexercisable   Exercisable    Unexercisable

D. Bradly Olah (a)       500,000     $2,000,000       --            --             $ --            $ --
                                                    60,000          --             $ --            $ --
                                                    100,000         --             $ --            $ --

Jeffrey M. Traynor         --        $    --        35,000        140,000          $ --            $ --


     (a) On January 1, 2002, we amended an employment agreement with our President and Chief Executive Officer, D. Bradly Olah. Following the amendment of this employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement. In November 2002, Jack A. Johnson replaced Mr. Olah as our President. On January 6, 2003 we entered into a severance agreement with Mr. Olah, effective December 31, 2002. The agreement allows for the extension until December 31, 2007, to exercise 100,000 options (at $1.00 per share) issued in July 2000. In exchange, Mr. Olah resigned as Chief Executive Officer and released the Company from all claims, including a release from his employment agreement dated May 1, 2001 (amended January 1, 2002). In addition, the Company exercised its right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 7, 2002 in exchange for the cancellation of his note receivable to the Company.

     (b) The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $0.22, the fair market value of the Company's common stock on December 31, 2002.


EMPLOYMENT AGREEMENTS

D. Bradly Olah

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

Olah from engaging in a competing activity or soliciting company employees or customers for a 12-month period following the termination of his employment. In the event Mr. Olah's employment with us is terminated without cause (as defined therein), Mr. Olah is entitled to a lump sum severance payment equal to his then-current base salary. In the event Mr. Olah's employment is terminated within one year of a change of control of our Company, he is entitled to receive his base salary for a 24-month period. In connection with the May 1, 2001 employment agreement, Mr. Olah was also awarded options to purchase up to 300,000 shares of our common stock at a price of $5.00 per share, which option vests in equal installments over four years. Following the amendment of his employment agreement in January 2002, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share.

On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement

On January 6, 2003 we entered into a severance agreement with Mr. Olah, effective December 31, 2002. The agreement allows for the payment of Mr. Olah's base salary through May 31, 2003, payment of health and other insurance benefits through December 31, 2003, the extension until December 31, 2007 to exercise options issued in July 2000. In exchange, Mr. Olah resigned as Chief Executive Officer (Mr. Olah served as our President until November 25, 2002, at which time we hired Jack A. Johnson to be our President and Chief Operation Officer) and released us from all claims, including a release from his employment agreement dated May 1, 2001 (amended January 1, 2002). In addition, we exercised our right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 7, 2002 in exchange for the cancellation of his note receivable to the Company. Mr. Olah will remain as a Board member.

On February 26, 2003, Mr. Olah agreed to exchange the remaining unpaid base salary and benefits per the January 6, 2003 severance agreement, totaling $58,500, into 292,500 common shares of the Company at a rate of $0.20 per share.

Jeffrey M. Traynor

On May 8, 2002, we entered into a one-year employment agreement with Jeffrey M. Traynor as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Traynor is entitled to an annual salary of $120,000 and a guaranteed bonus of $60,000 (the bonus to be paid in four equal installments beginning May 2002, then in August and November 2002, with a final installment due February 2003). Mr. Traynor was also awarded an option to purchase 175,000 shares of the Company's common stock at a price of $1.25 per share, with 35,000 options vesting immediately and the balance vesting ratably over a four-year period.

On March 14, 2003, we agreed to terms with Mr. Traynor concerning his separation as our Chief Financial Officer and Secretary. Mr. Traynor will continue to provide consulting services for us through April 2003. The Company's Board of Directors filled the vacancy resulting from Mr. Traynor's departure by appointing Mark D. Dacko, formerly the Company's Controller, to serve as Chief Financial Officer and Secretary.

Jack A. Johnson

The terms of Jack A. Johnson's employment with us as our President and Chief Operating Officer are described in a letter agreement dated October 23, 2002. Pursuant to the letter agreement, Mr. Johnson was entitled to receive an annual base salary of $180,000 and a $25,000 automatic bonus payable in the second quarter of fiscal 2003. Further, Mr. Johnson was eligible to receive an annual bonus of up to 100 percent of his base salary upon achieving certain performance objectives. Mr. Johnson was also awarded options to purchase 900,000 shares of our common stock, of which 90,000 shares vested immediately with the balance vesting in three equal annual installments. The options have an exercise price of $0.35 per share. On January 16, 2003, Mr. Johnson was appointed President and Chief Executive Officer. In connection with the sale of our hosted solutions business to Stellent, Inc., Mr. Johnson was hired by Stellent to be its vice president of hosted solutions. Notwithstanding that Mr. Johnson accepted a full-time employment position with Stellent, Mr. Johnson claims to be entitled to a lump sum severance payment from us in an amount exceeding $200,000 (including the $25,000 bonus) pursuant to the terms of an alleged employment agreement with the Company. As we have informed Mr. Johnson, it is our position that he does not have an enforceable employment agreement with us (other than the October 23, 2002 letter agreement) and that he is not entitled to any severance or other payments from us, except for the $25,000 bonus payment.

DIRECTOR COMPENSATION

Outside Directors of the Company are reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company. In addition, we issue options to our Directors as determined by the Board. Such options vest over a period of years earlier upon a change of control.

During 2002, we issued a total of 100,000 options to two directors, of which options to purchase 50,000 shares are exercisable at $0.56 per share and the remaining 50,000 options are exercisable at $0.35 per share, both vest ratably over three years. These options are non-qualified options granted pursuant to our 2000 Directors Stock Option Plan.

Members of the Board who are also employees of ours receive no options for their services as directors.


BOARD COMMITTEES

The Company has an Audit Committee and a Compensation Committee. The Audit Committees oversee the activities of the independent auditors and internal controls. The members of the Audit Committee were Messrs. Brimmer, Nelson and Robbins. (On February 26, 2003, after participating in a regular meeting of the Audit Committee, Mr. Nelson submitted his resignation to the full Board of Directors, informing them of his appointment to serve in the Department of Commerce of the State of Minnesota.) The Compensation Committee makes recommendations to the Board of Directors of the Company concerning salaries and incentive compensation for executive officers of the Company. Messrs. Eibensteiner and Mills serve on the Compensation Committee.


REPORT OF THE AUDIT COMMITTEE

The Company has established a three-member Audit Committee within the Board of Directors. For the fiscal year ended December 31, 2002, the Audit Committee consisted of Kenneth W. Brimmer, Patrick L. Nelson and Brent Robbins. The Board will proceed with a formal search to replace the vacancy created by the resignation of Mr. Nelson. The primary functions of the Audit Committee are (i) to serve an as independent and objective party to monitor the Company's financial reporting process and internal control system, (ii) to review and appraise the audit efforts of the Company's independent accountants and internal audit department, and (iii) to provide an open avenue of communication among the independent accountants, financial and senior management, the internal audit department, and the Board of Directors.

The Board of Directors has determined that, except for Mr. Brimmer, each of the Audit Committee members is an "independent director," as such term is defined by
Section 4200(a)(15) of the listing standards of the National Association of Securities Dealers ("NASD"). Mr. Brimmer does not meet the definition of "independent" because, although he is not currently an employee of the Company, he served as the Company's Chief Executive Officer and Chief Financial Officer from April 30, 2001 through November 27, 2001. Section 4350(d)(2) of the NASD listing standards, however, provides that a director who is not independent as defined by Section 4200(a)(13) and is not currently an employee of the Company or an immediate family member of an employee of the Company may be appointed to the Audit Committee if the Board of Directors determines that is required in the best interests of the Company. Currently, there are only six members of the Company's Board of Directors and the Company has been unsuccessful in recruiting additional directors. The Board of Directors therefore determined that, notwithstanding Mr. Brimmer's former employment by the Company, it would be in the Company's best interests to have 3 members on the committee, one of whom does not meet the definition of "independent" under NASD rules, rather than have only two independent directors serve on the Audit Committee.

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

Submitted by the Audit Committee of the Company's Board of Directors:

                                                              Kenneth W. Brimmer
                                                              Patrick L. Nelson
                                                              Brent Robbins



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation Committee during the fiscal year ended December 31, 2002, consisted of Messrs. Eibensteiner and Mills. Neither Mr. Eibensteiner nor Mr. Mills have served as an executive officer or employee of the Company. Mr. Eibensteiner did serve as the Company's Secretary until June 24, 2002, however, a position for which he received no compensation. No executive officer or director of the Company served as a member of the compensation committee or board of directors of another entity, one of whose executive officers or directors served on the Company's compensation committee or board of directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Decisions on compensation of the Company's executives generally have been made by the Compensation Committee. Each member of the Compensation Committee is a non-employee director. All decisions by the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by the entire Board of Directors. Pursuant to rules designed to enhance disclosure of the Company's policies toward executive compensation, set forth below is a report prepared by the Compensation Committee addressing the compensation policies for the Company and its subsidiaries for the fiscal year ended December 31, 2002 as they affected the Company's executive officers.

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

There are three elements in the Company's executive compensation program, all determined by individual and corporate performance: base salary compensation; annual incentive compensation; and stock grants.

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

Mr. Olah received an annualized base salary of $150,000 until January 2002, at which time the Compensation Committee increased Mr. Olah's annualized base salary to $200,000 for the remainder of the 2002. This increase resulted from the Committee's assessment of the complexity of the Company's operations. Following the amendment of his employment agreement in January 2002, the Company granted Mr. Olah an option to purchase up to 500,000 shares of the our common stock at a price of $4.00 per share (with the closing sale price of the Company's common stock on the date of grant being $3.70). Mr. Olah received no cash incentive compensation award for the fiscal year ended December 31, 2002.

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

Submitted by the Compensation Committee of the Company's Board of Directors:

                                                         Ronald E. Eibensteiner
                                                         Wayne W. Mills

STOCK PERFORMANCE GRAPH

The following presentation compares the Company's common stock price in the period from May 1, 2001 (the date of which we completed our merger with activeIQ Technologies and adopted their business model) through December 31, 2002, to the ISDEX Internet Index and to the Nasdaq Composite Index.


                              [PERFORMANCE CHART]



                          4/30/01   6/30/01    9/30/01    12/31/01   3/31/02    6/30/02    9/30/02   12/31/02
                          -------   -------    -------    --------   -------    -------    -------   --------
Active IQ                 $100.00   $110.19     $57.41      $84.26    $38.89     $20.37      $8.33      $3.89
ISDEX Internet            $100.00    $95.97     $44.29      $70.60    $62.71     $41.81     $31.18     $42.10
Nasdaq Composite          $100.00   $102.13     $70.82      $92.16    $87.20     $69.14     $55.38     $63.11

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information sets forth the number and percentage of shares of the Company's common stock owned beneficially, as of March 26, 2003, by any person, who is known to the Company to be the beneficial owner of 5 percent or more of the Company's common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.


Name and Address                           Amount of Beneficial Ownership (1)      Percentage of Class
----------------                           ----------------------------------      -------------------
Kenneth W. Brimmer                                         1,041,434 (2)                      7.8
   5720 Smetana Drive, Ste 101
   Minnetonka, MN  55343
Ronald E. Eibensteiner                                     1,525,734 (3)                     11.3
   800 Nicollet Mall, Ste 2690
   Minneapolis, MN  55402
Wayne W. Mills                                             2,524,234 (4)                     18.4
   5020 Blake Road
   Edina, MN  55436
D. Bradly Olah                                               868,134 (5)                      6.5
   5720 Smetana Drive, Ste 101
   Minnetonka, MN  55343
Mark D. Dacko                                                 40,000 (6)                       *
   5720 Smetana Drive, Ste 101
   Minnetonka, MN  55343
Brent Robbins                                                      *                           *
   5720 Smetana Drive, Ste 101
   Minnetonka, MN  55343
Jack A. Johnson                                               90,000 (7)                       *
   5720 Smetana Drive, Ste 101
   Minnetonka, MN  55343
All directors and officers as a group                      6,089,536 (8)                     38.9

Boston Financial Partners, Inc.                            2,146,667 (9)                     15.2
  17 Bayns Hill Road
  Boxford, MA  01921
Gulfstream Financial Partners, LLC                           806,300 (10)                     6.0
  2401 PGA Boulevard, Ste 190
  Palm Beach Gardens, FL  33410

     (1) Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

     (2) Includes 207,834 shares issuable upon exercise of certain warrants. Also includes 450,000 shares issuable upon exercise of options, all of which are vested.

     (3) Includes 633,334 shares issuable upon exercise of certain warrants, of which 533,334 are owned by Wyncrest Capital, Inc., of which Mr. Eibensteiner is the sole director. Also includes 617,400 shares owned by Wyncrest Capital, Inc. Also includes 75,000 shares issuable upon exercisable of options which vest within 60 days.

     (4) Includes 938,334 shares issuable upon exercise of certain warrants, of which 540,000 are owned by Blake Capital, LLC of which Mr. Mills is the sole member. Also includes 271,000 shares owned by Blake Capital, LLC, 30,000 shares owned by Sea Spray, Ltd., a foreign corporation of which Mr. Mills is the sole director. Also includes 150,000 shares owned by Mr. Mills' spouse. Mr. Mills disclaims beneficial ownership of these shares.

     (5) Includes 204,501 shares issuable upon exercise of certain warrants. Also includes 223,333 shares issuable upon exercise of options which vest within 60 days. Also includes 165,000 shares and 110,000 shares issuable upon exercise of certain warrants owned by Mr. Olah's spouse; and 15,000 shares and 10,000 shares issuable upon exercise of certain warrants owned by the D. Bradly Olah Irrevocable Trust.

     (6) Represent shares issuable upon the exercise of an option.

     (7) Represent shares issuable upon the exercise of an option.

     (8) Includes 2,104,003 shares issuable upon exercise of certain warrants. Also includes 788,333 shares issuable upon exercise of options which vest within 60 days.

     (9) Includes 1,380,000 shares issuable upon the exercise of certain warrants.

     (10)Includes 705,000 shares issuable upon the exercise of certain warrants.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of our company. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

In December 2000, Old AIQ entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with Mr. Eibensteiner, a director of the Company. On July 30, 2001, Mr. Eibensteiner delivered to our company a cash payment in the amount of $75,000 and a 2-month promissory note in the principal amount of $200,000. In April 2002, the receivable was paid in full.

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills who currently is a director and shareholder. The loan was evidenced by a 90-day promissory note and accrued interest at the rate of 7% annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a 5-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. On May 30, 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock. We satisfied the remaining outstanding principal and accrued interest in full on June 10, 2002

On May 27, 2002, we sold 500,000 shares of its common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000 (we received $350,000 in cash and recorded a stock subscription receivable of $25,000). As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. Prior to this private placement, Boston Financial Partners beneficially owned more than 5% of our common stock. In December 2002, the Company finalized an amendment to the agreement and canceled the $25,000 stock subscription receivable.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors 5-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. Proceeds were allocated to the fair value of the securities issued (common stock and warrant). One of the investors was Wyncrest Capital, Inc., a wholly owned affiliate of Ronald E. Eibensteiner, a director of the Company. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued an additional 50,000 warrants in September 2002 to Mr. Eibensteiner as consideration for the placement.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, within 90 days prior to the filing date of this annual report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files to the SEC is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.


Exhibit No.               Description                                     Location
2.1              Stock Purchase Agreement between Meteor         Incorporated by reference to Form 8-K
                   Industries, Inc. and Capco Energy, Inc.         dated February 13, 2001 (SEC File
                   dated January 30, 2001.                         No. 0-27968)
2.2              First Amendment to Stock Purchase               Incorporated by reference to Exhibit 2.2 to
                   Agreement by and between Capco Energy,          Form 8-K dated April 30, 2001 and filed
                   Inc. and Meteor Industries, Inc. dated          on May 14, 2001 (SEC File No. 01-12401)
                   April 27, 2001.
2.3              Agreement and Plan of Merger by and             Incorporated by reference to Form 8-K
                   among Meteor Industries, Inc., its wholly       dated February 13, 2001 (SEC File
                   owned subsidiary, MI Merger, Inc. and           No. 0-27968)
                   activeIQ Technologies, Inc.
2.4              First Amendment to Agreement and Plan of        Incorporated by reference to Exhibit 2.4
                   Merger by and among Meteor Industries,          to Form 8-K dated April 30, 2001 and
                   Inc., activeIQ Technologies, Inc. amd MI        and filed on May 14, 2001 (SEC File
                   Merger, Inc. dated April 27, 2001.              No. 01-12401)
2.5              Agreement and Plan of Merger by and             Incorporated by reference to Exhibit 2.5 to
                   between Meteor Industries, Inc. and AIQ         Form 8-K dated April 30, 2001 and filed
                   Acquisition Corp. dated April 27, 2001.         on May 14, 2001 (SEC File No. 01-12401)
2.6              Stock Purchase Agreement by and between         Incorporated by reference to Exhibit 2.1
                   Active IQ Technologies, Inc., Red Wing          to Registrant's Form 8-K filed on
                   Business Systems, Inc. and the several          June 15, 2001
                   shareholders of Red Wing Business
                   Systems, Inc. dated June 6, 2001.
2.7              Agreement and Plan of Merger by and             Incorporated by reference to Exhibit 2.1
                   among Active IQ Technologies, Inc., CBS         to Registrant's Form 8-K filed on
                   Acquisition, Inc. and Champion Business         September 21, 2001
                   Systems, Inc. dated August 30, 2001.
2.8              Stock Purchase Agreement by and among           Incorporated by reference to Exhibit 2.1
                   Active IQ Technologies, Inc., Kenneth           to Registrant's Form 8-K filed on
                   Hilton, Richard Moore, Gale Saint and           October 28, 2001
                   Kenneth Hofer dated October 10, 2001.
3.1              Articles of Incorporation of AIQ                Incorporated by reference to Exhibit 3.1
                   Acquisition Corp.                               to Registrant's Form 8-K filed on
                                                                   May 14, 2001
3.2              Articles of Merger relating to the merger       Incorporated by reference to Exhibit 3.2
                   of Meteor Industries, Inc. with and into        to Registrant's Form 8-K filed on
                   AIQ Acquisition Corp.                           on May 14, 2001
3.3              Bylaws.                                         Incorporated by reference to Exhibit 4.2
                                                                   to Registrant's Registration Statement
                                                                   on Form S-3 filed on August 21, 2001
                                                                   (SEC File No. 333-68088)
4.3              Warrant Agreement dated August 1, 2001.         Incorporated by reference to Exhibit 4.3
                                                                   to Registrant's Registration Statement
                                                                   on Form S-3 filed on August 21, 2001
                                                                   (SEC File No. 333-68088)
4.4              Form of Class B Redeemable Warrant              Incorporated by reference to Exhibit 4.4
                   Certificate.                                    to Registrant's Registration Statement
                                                                   on Form S-3 filed on August 21, 2001
                                                                   (SEC File No. 333-68088)

Exhibit No.               Description                                     Location
4.5              Warrant No. BCP-1, issued to Blake Capital      Incorporated by reference to Exhibit 4.1
                   Partners, LLC, dated March 29, 2002             to Registrant's Form 10-Q dated
                   to purchase 25,000 shares at $3.00 per          March 31, 2002
                   share, expires on March 29, 2007.
4.6              Form of Common Stock Purchase Warrant           Incorporated by reference to Exhibit 4.1
                   issued to Boston Financial Partners, Inc.,      to Registrant's Form 8-K filed on
                   dated May 27, 2002 to purchase 880,000          June 12, 2002
                   shares at $1.00 per share, expires
                   5/27/2007.
4.7              Form of Common Stock Purchase Warrant           Incorporated by reference to Exhibit 4.2
                   issued to Wyncrest Capital, Inc., dated         to Registrant's Form 8-K filed on
                   May 31, 2002 to purchase 400,000 shares         June 12, 2002
                   at $1.25 per share, expires 5/31/2007.
4.8              Form of Common Stock Purchase Warrant           Incorporated by reference to Exhibit 4.2
                   issued to Marcel Eibensteiner, dated            to Registrant's Form 8-K filed on
                   May 31, 2002 to purchase 400,000 shares         June 12, 2002
                   at $1.25 per share, expires 5/31/2007.
4.9              Form of warrant.                                Incorporated by reference to Exhibit 4.1
                   June 12, 2002                                   to Registrant's Form 10-Q dated
                                                                   September 30, 2002
4.10             Schedule identifying material details of        Incorporated by reference to Exhibit 4.2
                   warrant issued.                                 to Registrant's Form 10-Q dated
                                                                   September 30, 2002
10.1             Stock Option Plan.                              Incorporated by reference to Exhibit 6.1
                                                                   to Registrant's Form 1-A Offering
                                                                   Statement (SEC File No. 24D-3802 SML)
10.2             1997 Incentive Plan.                            Incorporated by reference to Exhibit 10.23
                                                                   to Registrant's Form 10-K dated
                                                                   December 31, 1996 (SEC File No. 0-27968)
10.3             Pledge Agreement by and between Active          Incorporated by reference to Exhibit 10.1
                   IQ Technologies, Inc. and the several           to Registrant's Form 8-K filed on
                   shareholders of Red Wing Business               June 15, 2001
                   Systems, Inc. dated June 6, 2001.
10.4             Employment agreement by and between             Incorporated by reference to Exhibit 10.1
                   Kenneth W. Brimmer and the Company              to Registrant's Registration Statement
                   dated as of May 1, 2001.                        on Form S-3 filed on August 21, 2001
                                                                   (SEC File No. 333-68088)
10.5             Employment agreement by and between             Incorporated by reference to Exhibit 10.2
                   D. Bradly Olah and the Company dated            to Registrant's Registration Statement
                   as of May 1, 2001.                              on Form S-3 filed on August 21, 2001
                                                                   (SEC File No. 333-68088)
10.6             The Company's 2000 Director Stock               Incorporated by reference to Exhibit 4.1
                   Option Plan.                                    to Registrant's Statement on Form S-8
                                                                   filed on August 22, 2001 (SEC File No.
                                                                   333-68166)
10.7             Form of Promissory Note dated                   Incorporated by reference to Exhibit 10.2
                   September 14, 2001.                             to Registrant's Form 8-K filed on
                                                                   September 21, 2001
10.8             Form of Promissory Note dated                   Incorporated by reference to Exhibit 10.1
                   October 10, 2001.                               to Registrant's Form 8-K filed on
                                                                   September 21, 2001
10.9             Agreement dated November 29, 2001 by            Incorporated by reference to Exhibit 10.3
                   and between Kenneth W. Brimmer and              to Registrant's Amendment No. 1 to
                   the Company.                                    Registration Statement on Form S-3 filed
                                                                   on December 10, 2001 (SEC File No.
                                                                   333-68088)

Exhibit No.               Description                                     Location
10.10            Application Service Provider Software           Incorporated by reference to Exhibit 10.1
                   License Agreement dated December 28,            to Registrant's Form 8-K filed on
                   2001 between Stellent, Inc. and Active IQ       January 4, 2002
                   Technologies, Inc.
10.11            Employment Agreement by and between             Incorporated by reference to Exhibit 10.11
                   Philip C. Rickard and the Company dated         to Registrant's Form 10-K dated
                   as of August 1, 2001.                           December 31, 2001
10.12            First Amendment to Employment Agreement         Incorporated by reference to Exhibit 10.12
                   dated January 1, 2002 by and between            to Registrant's Form 10-K dated
                   D. Bradly Olah and the Company.                 December 31, 2001
10.13            Employee Stock Option Agreement dated           Incorporated by reference to Exhibit 10.13
                   January 7, 2002 between D. Bradly Olah          to Registrant's Form 10-K dated
                   and the Company.                                December 31, 2001
10.14            Restricted Stock Purchase Agreement             Incorporated by reference to Exhibit 10.14
                   dated January 14, 2002 by and between           to Registrant's Form 10-K dated
                   D. Bradly Olah and the Company.                 December 31, 2001
10.15            Form of Pledge Agreement.                       Incorporated by reference to Exhibit 10.15
                                                                   to Registrant's Form 10-K dated
                                                                   December 31, 2001
10.16            Form of Non-Recourse Promissory Note.           Incorporated by reference to Exhibit 10.16
                                                                   to Registrant's Form 10-K dated
                                                                   December 31, 2001
10.17            2001 Employee Stock Option Plan.                Incorporated by reference to Exhibit 10.18
                                                                   to Registrant's Form 10-K dated
                                                                   December 31, 2001
10.18            Promissory Note dated March 29, 2002.           Incorporated by reference to Exhibit 10.1
                                                                   to Registrant's Form 10-Q dated
                                                                   March 31, 2002
10.19            Employment Agreement by and between             Incorporated by reference to Exhibit 10.1
                   Jeffrey M. Traynor and the Company              to Registrant's Form 10-Q dated
                   dated as of May 8, 2002.                        June 30, 2002
10.20            Severance Agreement by and between              Filed herewith electronically
                   D. Bradly Olah and the Company
                   dated January 6, 2003.
10.21            Severance Agreement by and between              Filed herewith electronically
                   Jeffrey M. Traynor and the Company
                   dated March 14, 2003.
16.1             Letter from Arthur Andersen, LLP, dated         Incorporated by reference to Exhibit 16.1
                   December 27, 2001 regarding changes in          to Registrant's Form 8-K filed on
                   Registrant's Certifying Accountant.             December 20, 2001
21               Subsidiaries of the Registrant.                 Incorporated by reference to Exhibit 21
                                                                   to Registrant's Form 10-K dated
                                                                   December 31, 2001
23.1             Consent of Virchow, Krause &                    Filed herewith electronically
                   Company, LLP.
99.1             Certification Pursuant to 18 U.S.C. Section     Filed herewith electronically
                   1350 as Adopted Pursuant to Section 906
                   Of the Sarbanes-Oxley Act of 2002.
99.2             Certification Pursuant to 18 U.S.C. Section     Filed herewith electronically
                   1350 as Adopted Pursuant to Section 906
                   Of the Sarbanes-Oxley Act of 2002.



(b) REPORTS ON FORM 8-K

For the quarter ended December 31, 2002, the Company filed no reports on Form
8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ACTIVE IQ TECHNOLOGIES, INC.
                                                 ("REGISTRANT")

Dated: March 28, 2003                    By/s/ Kenneth W. Brimmer
                                           ----------------------
                                           Kenneth W. Brimmer
                                           Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 28, 2003 by the following persons on behalf of the Registrant, in the capacities indicated.



         SIGNATURES                                   TITLE
         ----------                                   -----

/s/ Kenneth W. Brimmer        Chairman of the Board and Chief Executive Officer
----------------------             (principal executive officer)
Kenneth W. Brimmer

/s/ Mark D. Dacko             Chief Financial Officer, Controller and Secretary
-----------------                   (principal financial and accounting officer)
Mark D. Dacko

/s/ D. Bradly Olah            Director
------------------
D. Bradly Olah

/s/ Ronald E. Eibensteiner    Director
--------------------------
Ronald E. Eibensteiner

/s/ Wayne W. Mills            Director
------------------
Wayne W. Mills

                              Director
------------------
Brent Robbins

                              Director
------------------
Jack A. Johnson

                                 CERTIFICATIONS

I, Kenneth W. Brimmer, Chairman and Chief Executive Officer of Active IQ Technologies, Inc. (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          ACTIVE IQ TECHNOLOGIES, INC.



Dated: March 28, 2003                     By/s/ Kenneth W. Brimmer
                                            ----------------------
                                            Kenneth W. Brimmer
                                            Chairman and Chief Executive Officer

I, Mark D. Dacko, Chief Financial Officer of Active IQ Technologies, Inc. (the "Registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the Registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          ACTIVE IQ TECHNOLOGIES, INC.

Dated: March 28, 2003                               By/s/ Mark D. Dacko
                                                      -----------------
                                                      Mark D. Dacko
                                                      Chief Financial Officer