Form 10-Q
period 2003-03-31
ACTIVE IQ TECHNOLOGIES INC
filed 2003-05-13
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


              800 NICOLLET MALL, SUITE 2690, MINNEAPOLIS, MN 55402
                    (Address of Principal Executive Offices)

                                  612.664.0570
                (Issuer's Telephone Number, Including Area Code)

               5720 SMETANA DRIVE, SUITE 101, MINNETONKA, MN 55343
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

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

As of May 9, 2003, there were 13,057,181 shares of common stock, $.01 par value, outstanding.

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

                          ACTIVE IQ TECHNOLOGIES, INC.
                                 FORM 10-Q INDEX
                                 MARCH 31, 2003

                                                                                                      Page
                                                                                                      ----
PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                                                  4

           Condensed Consolidated Balance Sheets -
                     As of March 31, 2003 and December 31, 2002                                         4

           Condensed Consolidated Statements of Operations -
                     For the three months ended March 31, 2003 and March 31, 2002                       5

           Condensed Consolidated Statements of Cash Flows -
                     For the three months ended March 31, 2003 and March 31, 2002                       6

           Notes to the Condensed Consolidated Financial Statements                                     7


Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                     12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                  15

Item 4.    Controls and Procedures                                                                     15



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings                                                                           17

Item 6.    Exhibits and Reports on Form 8-K                                                            17
           Signatures                                                                                  18

           Certifications                                                                              19

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        (unaudited)
                                                                         March 31,
                                                                           2003            December 31, 2002
                                                                      ---------------      -----------------
                                       ASSETS
CURRENT ASSETS

     Cash and equivalents                                             $       738,929      $        13,211
     Accounts receivable, net                                                  70,121               35,107
     Prepaid expenses                                                          11,640               35,542
                                                                      ---------------      ---------------
           Total current assets                                               820,690               83,860


PROPERTY and EQUIPMENT, net                                                     2,996              123,505

PREPAID ROYALTIES                                                                  --              975,000
                                                                      ---------------      ---------------
                                                                      $       823,686      $     1,182,365
                                                                      ===============      ===============

                        LIABILITIES and SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                 $       257,749      $       304,526
     Net liabilities of operations of discontinued
        accounting software business                                           93,962               93,078
     Accrued expenses                                                          26,289              195,628
                                                                      ---------------      ---------------
           Total current liabilities                                          378,000              593,232

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value, 150,000,000 shares authorized;
         13,057,181 and 13,264,681 shares issued and outstanding              130,572              132,647
     Additional paid-in capital                                            20,675,437           22,616,833
     Stock subscriptions receivable                                                --           (2,000,000)
     Deferred compensation                                                    (20,676)            (182,213)
     Warrants                                                               2,602,860            2,602,860
     Accumulated deficit                                                  (22,942,507)         (22,580,994)
                                                                      ---------------      ---------------
           Total shareholders' equity                                         445,686              589,133
                                                                      ---------------      ---------------
                                                                      $       823,686      $     1,182,365
                                                                      ===============      ===============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three months ended March 31,
                                                                  2003                2002
                                                            ---------------      ---------------
REVENUES                                                    $       132,455      $       103,788
                                                            ---------------      ---------------

OPERATING EXPENSES:
     Cost of goods                                                   35,354               78,015
     Selling, general and administrative                            330,183              822,930

     Depreciation and amortization                                    8,719              338,701

     Loss (gain) on disposal of assets                                 (749)              25,480
                                                            ---------------      ---------------
               Total operating expenses                             373,507            1,265,126
                                                            ---------------      ---------------
LOSS FROM OPERATIONS                                               (241,052)          (1,161,338)
                                                            ---------------      ---------------

OTHER INCOME (EXPENSE):
     Interest and dividend income                                    23,544               41,313

     Other income                                                   150,000               20,000
     Loss on sale of prepaid royalties                             (434,895)                  --
                                                            ---------------      ---------------
               Total other income (expense)                        (261,351)              61,313
                                                            ---------------      ---------------
LOSS FROM CONTINUING OPERATIONS                             $      (502,403)     $    (1,100,025)
                                                            ---------------      ---------------

DISCONTINUED OPERATIONS (SEE NOTE 4)
     Gain (loss) from operations of discontinued
          accounting software business                              140,890             (238,801)
                                                            ---------------      ---------------

NET LOSS                                                    $      (361,513)     $    (1,338,826)
                                                            ===============      ===============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:

     Continuing operations                                  $         (0.04)     $         (0.10)

     Discontinued operations                                           0.01                (0.02)
                                                            ---------------      ---------------
          NET LOSS                                          $         (0.03)     $         (0.12)
                                                            ===============      ===============

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES                                       12,905,264           11,377,023
                                                            ===============      ===============


      See accompanying notes to condensed consolidated financial statements

                  ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Three months ended March 31,
                                                                                               2003                  2002
                                                                                          ---------------      ---------------
OPERATING ACTIVITIES:
   Net loss                                                                               $      (361,513)     $    (1,337,826)
   Adjustments to reconcile net loss to cash flows from operating activities:
      Depreciation and amortization                                                                16,160              344,150
      Deferred compensation expense                                                               161,537               31,929

      Loss (gain) on disposal of assets                                                              (749)              71,145

      Warrants issued to non-employee                                                                  --               61,020

      Amortization of debt discount                                                                    --               31,272
      Amortization of acquired software developed                                                  53,884               78,660

      Exchange of assets for services                                                               2,644                   --

      Loss on sale of prepaid royalties                                                           434,895                   --
   Changes in operating assets and liabilities:
        Accounts receivable, net                                                                   38,957              242,968
        Inventories                                                                                 4,983                5,550
        Prepaid expenses                                                                           31,749              (11,549)

        Prepaid royalties                                                                              --                1,403
        Other assets                                                                               (2,890)              26,742
        Accounts payable                                                                          (59,197)            (103,387)
        Deferred revenue                                                                          (71,568)             111,304
        Accrued expenses                                                                           14,593             (299,373)
                                                                                          ---------------      ---------------
               Net cash provided by (used in) operating activities                                263,485             (745,992)
                                                                                          ---------------      ---------------

INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                                                   109,895                   --

   Proceeds from sale of prepaid royalties                                                        540,105                   --
   Purchases of property and equipment                                                             (3,880)             (20,025)
                                                                                          ---------------      ---------------
               Net cash provided by (used in) investing activities                                646,120              (20,025)
                                                                                          ---------------      ---------------

FINANCING ACTIVITIES:
   Payments on short-term notes payable                                                           (83,685)          (1,197,740)

   Common stock repurchased and retired                                                                --              (63,035)

   Cash proceeds from exercise of options and warrants                                                 --              142,500

   Cash proceeds from short-term notes payable and warrants                                            --              450,000
                                                                                          ---------------      ---------------
               Net cash used in financing activities                                              (83,486)            (668,275)
                                                                                          ---------------      ---------------

CHANGE IN CASH AND EQUIVALENTS OF DISCONTINUED
   ACCOUNTING SOFTWARE BUSINESS                                                                  (100,401)             189,076
                                                                                          ---------------      ---------------
INCREASE (DECREASE) IN CASH and EQUIVALENTS                                                       725,718           (1,245,216)
CASH AND EQUIVALENTS, beginning of period                                                          13,211            1,377,315
                                                                                          ---------------      ---------------
CASH AND EQUIVALENTS, end of period                                                       $       738,929      $       132,099
                                                                                          ===============      ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Non-cash financing and investing activities:

       Common stock issued in exchange for stock subscription receivable                  $            --      $     2,000,000

       Conversion of preferred stock into common stock                                    $            --      $       365,000

       Cancellation of stock subscription receivable                                      $     2,000,000      $            --

       Conversion of accrued wages into common stock                                      $        56,529      $            --


      See accompanying notes to condensed consolidated financial statements

                          ACTIVE IQ TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS

Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provided industry-specific solutions for managing, sharing and collaborating on business information via the Web though our Hosted Solutions Business until March 2003, and accounting software through our Accounting Software Business. In December 2002, our Board of Directors authorized a plan to sell the Accounting Software Business and as a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the quarter ended March 31, 2002. See Notes No. 4 and 6 for further discussions regarding the Discontinued Operations of Accounting Software Business.

During the first quarter of 2003, we came to the conclusion that due to current market conditions for capital funding, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the Hosted Solutions Business. See Note No. 3 for a further discussion regarding the Hosted Solutions Business.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies, Inc., we reincorporated under Minnesota law.

Our principal office is located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Our telephone number is (612) 664-0570 and our Internet address is www.activeiq.com.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

Revenue Recognition and Deferred Revenue

The Company did derive revenues from customers of the online document management service for monthly access to the service and initial service configuration/implementation. Customers were invoiced at the beginning of each month for access service and revenue was recognized when invoiced. Configuration/implementation revenue was invoiced the month after the services were performed and recognized in the month invoiced.

The Company recognizes the revenues derived from the accounting software business sales after all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Service revenue is recognized ratably over the term of the agreement, which is typically one year. All service revenue invoiced in excess of revenue recognized is recorded as deferred revenue. At March 31, 2003 and 2002, deferred revenue was $1,702,923 and $1,774,491, respectively. See Note 4 - Discontinued Operations of Accounting Software Business.

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $161,537 and $31,929, for the quarters ended March 31, 2003 and 2002, respectively. The Company recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, the Company's results would have been as follows for the quarters ended March 31:

                                                   2003                 2002
                                             ---------------      ---------------
Net loss:
   As reported                               $      (361,513)     $    (1,338,826)
   Pro forma                                        (703,244)          (1,729,484)

Basic and diluted net loss per share:
   As reported                               $         (0.03)     $         (0.12)
   Pro forma                                 $         (0.06)     $         (0.15)

Stock-based compensation
   As reported                               $       161,537      $        31,929
   Pro forma                                 $       341,731      $       390,658

In determining the compensation cost of the options granted during the quarters ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below for the quarters ended March 31:


                                                     2003             2002
                                                  ----------      ----------
Risk free interest rate                                  4.5%              5%
Expected life of options granted                    10 years        10 years
Expected volatility range                              234.5%          128.8%
Expected dividend yield                                    0%              0%

NOTE 3 - HOSTED BUSINESS SOLUTIONS AND PREPAID ROYALTIES

In 2001, through a licensing agreement, we acquired the rights to develop and market, on a hosted basis, the online document management solutions of Stellent, Inc. This application service provider (ASP) software license agreement was the basis for our Hosted Solutions Business model ("HSB"), in which we were required to make advanced royalty payments and certain minimum royalty fee payments to Stellent. The balance of our prepaid royalties at December 31, 2002 was $975,000. During the quarter ended March 31, 2003, we recorded $54,776 against the prepaid.

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of the Company. The transaction was not subject to shareholder approval. With the completion of this sale, the Company no longer operates in the online document management business and will seek alternative business opportunities. During the quarter ended March 31, 2003, our HSB generated revenue of $132,455. During the same quarter of 2002, our revenues were derived from our E-commerce business model.

The remaining balance of the prepaid royalties was expensed and netted together with the assets and liabilities of the HSB sold in the transaction.


NOTE 4 - DISCONTINUED OPERATIONS

In December 2002, the Company's Board of Directors authorized a plan to sell the Company's Accounting Software Business ("ASB") to key employees of that division. The ASB publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. The

Company formed (through three mergers/acquisitions) the ASB during the year ended December 31, 2001 for the purpose of utilizing the businesses' customer base to market other of the Company's E-commerce products and services. The ASB consists of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as Red Wing. Also during 2002, the Company determined to abandon its E-commerce business after acquiring the rights to develop and market hosted online document solution products. Therefore, since the Company abandoned the E-commerce business model to focus on the hosted solutions business, the accounting software business no longer fit within the Company's business plan. In February 2003, the Company entered into a definitive purchase agreement to sell substantially all the assets of the ASB. See Note No. 6 for a further discussion regarding the sale of the ASB, which was completed April 30, 2003.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

                                                                 2003                 2002
                                                            ---------------      ---------------
Revenues                                                    $     1,186,729      $     1,120,526
                                                            ---------------      ---------------
Operating expenses
   Costs of goods sold                                              309,801              419,250
   Selling, general and administrative                              463,009              778,614
   Depreciation and amortization                                     61,325               84,108
   Product development                                              165,348               44,869
                                                            ---------------      ---------------
      Total operating expenses                                      999,483            1,326,841
                                                            ---------------      ---------------
Income (loss) from discontinued operations                          187,246             (206,315)

Other expense                                                       (46,356)             (32,486)
                                                            ---------------      ---------------
Net income (loss) from discontinued operations              $       140,890      $      (238,801)
                                                            ===============      ===============


Assets and liabilities of the ASB consisted of the following at:


                                                       March 31, 2003       December 31, 2002
                                                       ---------------      -----------------
Cash                                                   $       626,848      $       526,447
Accounts receivable, net                                       102,399              173,370
Inventories                                                     41,455               46,438
Property and equipment, net                                    116,000              119,561
Acquired software developed, net                               438,286              492,170
Goodwill, net                                                1,318,260            1,318,260
Other intangibles, net                                         869,927              869,927
Other assets                                                    35,610               40,568
                                                       ---------------      ---------------
   Total assets                                        $     3,548,784      $     3,589,741
                                                       ---------------      ---------------
Accounts payable                                                68,644               81,064
Accrued expenses                                               307,845              244,360
Deferred revenue                                             1,702,923            1,774,491
Notes payable                                                1,563,334            1,582,904
                                                       ---------------      ---------------
   Total liabilities                                   $     3,642,746      $     3,682,819
                                                       ---------------      ---------------
Net liabilities of operations of discontinued
   accounting software business                        $       (93,962)     $       (93,078)
                                                       ===============      ===============

NOTE 5 - SHAREHOLDERS' EQUITY

Stock Subscription Receivable

On January 6, 2003 the Company entered into a severance agreement with D. Bradly Olah, its Chief Executive Officer, effective December 31, 2002. In addition, the Company exercised its right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 7, 2002 in exchange for the cancellation of his stock subscription receivable to the Company.

Deferred Compensation

In conjunction with the severance agreement discussed above, we recognized the remaining amount associated with options granted to Mr. Olah, due to his resignation in January 2003.


NOTE 6 - SUBSEQUENT EVENTS

On April 30, 2003, we completed the sale of substantially all of the assets of the ASB to key employees of that division (the "Purchaser"). The ASB consists of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as Red Wing. The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the ASB incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser paid the Company cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the ASB. The shareholders of Active IQ approved the sale at a special meeting on April 29, 2003.

With the completion of this sale, we have no operating business assets, no debt and net assets of approximately $450,000. The Company is actively reviewing business opportunities for acquisition.

Recently, we received a letter from an attorney representing Jack A. Johnson, who served as our President and CEO until leaving the Company to accept employment from Stellent, Inc. following our sale of the hosted solutions business. Notwithstanding that he accepted a full-time employment position with Stellent, Mr. Johnson claims to be entitled to a lump sum severance payment from us in an amount exceeding $200,000 (including a $25,000 bonus) pursuant to the terms of an alleged employment agreement with the Company. As we have informed Mr. Johnson, it is our position that he does not have an enforceable employment agreement with us (other than an October 23, 2002 letter agreement) and that he is not entitled to any severance or other payments from us, except for the $25,000 bonus payment.

By letter dated May 5, 2003, we were given notice of a claim on behalf of Carroll Oil Company and Mr. Timothy L. White that we are obligated to pay $98,776 pursuant to an April 1999 agreement entered into with Meteor Industries, Inc., our predecessor. We are investigating this matter and do not currently have sufficient information to determine whether we are subject to liability to Carroll Oil Company or Mr. White.

                          ACTIVE IQ TECHNOLOGIES, INC.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002.


OVERVIEW

Active IQ Technologies, Inc. ("we," "us," "our" or the "Company") provided industry-specific solutions for managing, sharing and collaborating on business information via the Web though our Hosted Solutions Business ("HSB") until March 2003, and accounting software through our Accounting Software Business ("ASB"). In 2002, through a licensing agreement, we acquired the rights to develop and market, on a hosted basis, the online document management solutions of Stellent, Inc. This application service provider software license agreement was the basis for our HSB model. The ASB publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. The Company formed (through three mergers/acquisitions) the ASB during the year ended December 31, 2001 for the purpose of utilizing the businesses' customer base to market other of the Company's E-commerce products and services. The ASB consists of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as Red Wing.

In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the quarter ended March 31, 2002. See Notes 4 and 6, included elsewhere in this quarterly report, for details of said financial statements.

During the first quarter of 2003, we came to the conclusion that due to current market conditions for capital funding, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB. See Note No. 3 for a further discussion regarding the sale of our HSB.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies, Inc., we reincorporated under Minnesota law.

Our principal office is located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Our telephone number is (612) 664-0570 and our Internet address is www.activeiq.com.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO MARCH 31, 2002.


Revenues

Revenues for the quarter ended March 31, 2003 were $132,455 compared to $103,788 for the same period in 2002. The revenues we reported for 2003 were generated through our HSB and the revenues for 2002 were generated through our E-commerce business model. We sold our rights to the E-commerce model in 2002.

With the subsequent sale of our ASB in April 2003, we have no operating business assets in which we can generate revenue. Our ability to continue is predicated on our ability to acquire new businesses or technologies, successfully implement the new business model and secure additional financing.


Operating Expenses

Cost of goods sold for the quarter ended March 31, 2003 were $35,354 compared to $78,015 for the same period in 2002. These costs include hosting fees and royalty payments due under our license agreement of the HSB.

Selling, general and administrative expenses for the quarter ended March 31, 2003 were $330,183 compared to $822,930 for the same period in 2002. The $492,747 decrease is primarily due to the reduction of employee head count within each department of the Company.

Depreciation expense for the quarter ended March 31, 2003 was $8,719 compared to depreciation and amortization expense of $338,701 for the same period in 2002. Depreciation and amortization expense of property, equipment and other intangibles was $44,045 and other acquisition related intangible amortization expense was $294,656 for the quarter ended March 31, 2002. The intangible amortization expense is related to the acquisition of our E-commerce business model.

For the quarter ended March 31, 2003, we had a gain of $749 on the exchange of assets for services rendered. During the quarter ended March 31, 2002, we closed our E-commerce business office located in Las Vegas, Nevada. With this closure, we recorded a loss on disposal of assets located within this leased facility of $24,879.

Other Income and Expenses

Our other income and expense consists of interest and dividend income, other income and other expense. Interest income for the quarter ended March 31, 2003 was $23,544 compared to $41,313 for the same period in 2002. The interest income we reported for 2003 was earned from a Federal Income Tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related equally to portfolio interest and the interest accrued on stock subscription receivables.

For the quarter ended March 31, 2003, we recorded $150,000 of other income for referral fees for our sales efforts in connection with customers that were not candidates for our online document management hosted solution. We recorded $20,000 of other income for the quarter ended March 31, 2002, when we granted the non-exclusive rights to use and distribute our E-commerce business to an unrelated third party.

For the quarter ended March 31, 2003, we recorded $434,895 of other expense related to the sale of our HSB to Stellent, Inc. in March 2003. The remaining balance of the prepaid royalties ($920,224) was expensed and netted together with the assets and liabilities of the HSB sold in the transaction.


Discontinued Operations

As a result of the discontinuation of the ASB, we recorded income from discontinued operations of $140,890 for the quarter ended March 31, 2003 as compared to a loss from discontinued operations of $238,801 for the same period in 2002.


Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets. Net cash provided by operating activities was $263,485 for the quarter ended March 31, 2003, compared to net cash used by operating activities of $745,992 for the same period in 2002.

We had working capital of $442,690 at March 31, 2003, compared to working capital deficit of $509,372 at December 31, 2002. Cash and equivalents were $738,929 at March 31, 2003, representing an increase of $725,718 from the cash and equivalents of $13,211 at December 31, 2002.

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of the Company. The transaction was not subject to shareholder approval. With the completion of this sale, the Company no longer operates in the online document management business and will seek alternative business opportunities.

We anticipate that the existing sources of liquidity will not provide cash to fund operations for the next twelve months. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.



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

WE HAVE SOLD OUR ONLY CONTINUING OPERATIONS REVENUE SOURCE AND SUBSTANTIALLY ALL OF OUR ASSETS

On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business, which was our only continuing operations revenue source. We received $650,000 in cash for the assets used in the Hosted Solutions Business, plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction.

On April 30, 2003, we completed the sale of substantially all of the assets of the Accounting Software Business to key employees of that division. Our original reason for acquiring these companies was to be able to utilize the businesses' customer base in order to market to those customers our E-commerce products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the E-commerce to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. Furthermore, the results of operations have been reported as discontinued operations, providing no future benefit to our ongoing business plan.

Accordingly, we no longer have any ongoing business operations and no significant means of generating any revenue.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the quarter ended March 31, 2003, we had a net loss of $361,513, and since our inception as activeIQ Technologies, Inc., in April 1996 through March 31, 2003, we have incurred an aggregate net loss of $22,942,507. As of March 31, 2003, we had total assets of $823,686. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

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




       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Sensitivity

We do not enter into contracts for speculative purposes, nor are we a party to any leveraged instruments. There has been no material change in our market risks associated with debt obligations during the quarter ended March 31, 2003.


                         ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive

Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files to the SEC is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Recently, we received a letter from an attorney representing Jack A. Johnson, who served as our President and CEO until leaving the Company to accept employment from Stellent, Inc. following our sale of the hosted solutions business. Notwithstanding that he accepted a full-time employment position with Stellent, Mr. Johnson claims to be entitled to a lump sum severance payment from us in an amount exceeding $200,000 (including a $25,000 bonus) pursuant to the terms of an alleged employment agreement with the Company. As we have informed Mr. Johnson, it is our position that he does not have an enforceable employment agreement with us (other than an October 23, 2002 letter agreement) and that he is not entitled to any severance or other payments from us, except for the $25,000 bonus payment.

By letter dated May 5, 2003, we were given notice of a claim on behalf of Carroll Oil Company and Mr. Timothy L. White that we are obligated to pay $98,776 pursuant to an April 1999 agreement entered into with Meteor Industries, Inc., our predecessor. We are investigating this matter and do not currently have sufficient information to determine whether we are subject to liability to Carroll Oil Company or Mr. White.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

On February 25, 2003, the Company filed a Current Report on Form 8-K dated February 24, 2003, under item 5 to disclose that the Company had entered into an asset purchase agreement to sell all or substantially all of the assets relating to our Accounting Software business.

On March 21, 2003, the Company filed a Current Report on Form 8-K dated March 14, 2003, under items 2, 5 and 7 to disclose: (1) that on March 14, 2003, the Company sold all or substantially all of the assets relating to our Hosted Solutions Business to Stellent, Inc. for $650,000 in cash, plus the reimbursement of $150,000 of expenses; (2) that following the sale of Hosted Solutions Business, the Company agreed to terms with Jeffery M. Traynor regarding his separation from the Company as its Chief Financial Officer and Secretary; (3) the resignation of a member of our board of directors; and (4) that pro forma financial information concerning the sale of our Hosted Solutions Business will be filed by amendment on or before May 28, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ACTIVE IQ TECHNOLOGIES, INC.

                                               By: /s/ Kenneth W. Brimmer
                                                       Kenneth W. Brimmer
                                                       Chief Executive Officer


                                               By: /s/ Mark D. Dacko
                                                       Mark D. Dacko
                                                       Chief Financial Officer


Date: May 9, 2003

                                 CERTIFICATIONS

I, Kenneth W. Brimmer, Chairman and Chief Executive Officer of Active IQ Technologies, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Active IQ Technologies, Inc.



Dated: May 9, 2003                     By /s/ Kenneth W. Brimmer
                                          ----------------------
                                          Kenneth W. Brimmer
                                          Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, Mark D. Dacko, Chief Financial Officer of Active IQ Technologies, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Active IQ Technologies, Inc.



Dated: May 9, 2003                                  By /s/ Mark D. Dacko
                                                       -----------------
                                                       Mark D. Dacko
                                                       Chief Financial Officer