Form 10-Q
period 2003-06-30
ACTIVE IQ TECHNOLOGIES INC
filed 2003-08-13
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______


                         COMMISSION FILE NUMBER 1-12401

--------------------------------------------------------------------------------

                        WITS BASIN PRECIOUS MINERALS INC.
             (Exact Name of Registrant as specified in Its Charter)

           MINNESOTA                                    84-1236619
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


              800 NICOLLET MALL, SUITE 2690, MINNEAPOLIS, MN 55402
                    (Address of Principal Executive Offices)

                                  612.664.0570
                (Issuer's Telephone Number, Including Area Code)

                          ACTIVE IQ TECHNOLOGIES, INC.
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)


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

As of August 11, 2003, there were 17,057,181 shares of common stock, $.01 par value, outstanding.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) and information relating to us that is based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words "may," "could," "should," "anticipate," "believe," "estimate," "expect," "plan" and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 2 entitled "RISK FACTORS," among others, may impact forward-looking statements contained in this Form 10-Q.

                        WITS BASIN PRECIOUS MINERALS INC.
                      (F/K/A ACTIVE IQ TECHNOLOGIES, INC.)
                                 FORM 10-Q INDEX
                                  JUNE 30, 2003

                                                                                               Page
                                                                                               ----
PART I   FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements                                    4

                  Condensed Consolidated Balance Sheets -
                           As of June 30, 2003 and December 31, 2002                             4

                  Condensed Consolidated Statements of Operations -
                           For the three months and six months ended
                                    June 30, 2003 and June 30, 2002                              5

                  Condensed Consolidated Statements of Cash Flows -
                           For the six months ended June 30, 2003 and June 30, 2002              6

                  Notes to the Condensed Consolidated Financial Statements                       7


Item 2.           Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                        14

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    22

Item 4.           Controls and Procedures                                                       22



PART II  OTHER INFORMATION


Item 1.           Legal Proceedings                                                             23

Item 2.           Changes in Securities and Use of Proceeds                                     23

Item 4.           Submission of Matter to a Vote of Security Holders                            24

Item 6.           Exhibits and Reports on Form 8-K                                              24

                  Signatures                                                                    25

               WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
                      (F/K/A ACTIVE IQ TECHNOLOGIES, INC.)
                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (unaudited)
                                                                         June 30,       December 31,
                                                                          2003              2002
                                                                      ------------      ------------
                                Assets
Current Assets
     Cash and equivalents                                             $     80,160      $     13,211
     Accounts receivable, net                                               24,556            35,107
     Prepaid expenses                                                           --            35,542
                                                                      ------------      ------------
         Total current assets                                              104,716            83,860

Property and Equipment, net                                                     --           123,505
Prepaid Royalties                                                               --           975,000
Prepaid Exploration Costs                                                  500,000                --
Exploration Agreement                                                    4,956,993                --
                                                                      ------------      ------------
                                                                      $  5,561,709      $  1,182,365
                                                                      ============      ============

                 Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable                                                 $     53,702      $    304,526
     Net liabilities of operations of discontinued
        accounting software business                                            --            93,078
     Accrued expenses                                                       75,360           195,628
                                                                      ------------      ------------
               Total current liabilities                                   129,062           593,232

Commitments and Contingencies

Shareholders' Equity
     Common stock, $.01 par value, 150,000,000 shares authorized;
         17,057,181 and 13,264,681 shares issued and outstanding           170,572           132,647
     Additional paid-in capital                                         23,427,582        22,616,833
     Stock subscriptions receivable                                             --        (2,000,000)
     Deferred compensation                                                  (9,377)         (182,213)
     Warrants                                                            2,702,860         2,602,860
     Minority interest in Active Hawk Minerals LLC                       2,100,000                --
     Accumulated deficit                                               (22,958,990)      (22,580,994)
                                                                      ------------      ------------
           Total shareholders' equity                                    5,432,647           589,133
                                                                      ------------      ------------
                                                                      $  5,561,709      $  1,182,365
                                                                      ============      ============


      See accompanying notes to condensed consolidated financial statements

               WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
                      (F/K/A ACTIVE IQ TECHNOLOGIES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months Ended June 30,             Six Months Ended June 30,
                                                       --------------------------------        --------------------------------
                                                            2003                2002                2003                2002
                                                       ------------        ------------        ------------        ------------
Revenues                                               $         --        $    165,771        $    132,455        $    269,559
                                                       ------------        ------------        ------------        ------------

Operating Expenses:
     Cost of goods                                               --             122,928              35,354             200,943
     Selling, general and administrative                    180,069           1,211,097             510,252           2,033,027
     Depreciation                                               216              34,831               8,935              78,876
     Loss on disposal of assets                               1,633              71,945                 884              97,425
                                                       ------------        ------------        ------------        ------------
               Total operating expenses                     181,918           1,440,801             555,425           2,410,271
                                                       ------------        ------------        ------------        ------------
Loss from Operations                                       (181,918)         (1,275,030)           (422,970)         (2,140,712)
                                                       ------------        ------------        ------------        ------------

Other Income (Expense):
     Interest and dividend income                             1,604              19,506              25,148              60,758
     Other income                                                --                  --             150,000              20,000
     Interest expense                                            --            (119,206)               --              (119,206)
     Loss on sale of prepaid royalties                           --                  --            (434,895)                 --
                                                       ------------        ------------        ------------        ------------
               Total other income (expense)                   1,604             (99,700)           (259,747)            (38,448)
                                                       ------------        ------------        ------------        ------------
Loss from Operations before Tax Refund                     (180,314)         (1,374,730)           (682,717)         (2,179,160)
Income Tax Refund                                           243,920                  --             243,920                  --
                                                       ------------        ------------        ------------        ------------
Income (Loss) from Continuing Operations               $     63,606        $ (1,374,730)       $   (438,797)       $ (2,179,160)

Discontinued Operations (See Note 5)
     Gain (loss) from operations of discontinued
          accounting software business                      (80,089)         (2,756,588)             60,801          (3,289,984)
                                                       ------------        ------------        ------------        ------------

Net Loss                                               $    (16,483)       $ (4,131,318)       $   (377,996)       $ (5,469,144)
                                                       ============        ============        ============        ============

Basic and Diluted Net Income
    Loss per common share:
         Continuing operations                         $       0.00        $      (0.11)       $      (0.03)       $      (0.18)
         Discontinued operations                               0.00               (0.23)               0.00               (0.28)
                                                       ------------        ------------        ------------        ------------
              Net Loss                                 $       0.00        $      (0.34)       $      (0.03)       $      (0.46)
                                                       ============        ============        ============        ============

Basic and Diluted Weighted Average
    Outstanding Shares                                   13,370,368          12,206,694          13,137,816          11,794,150
                                                       ============        ============        ============        ============

      See accompanying notes to condensed consolidated financial statements

               WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
                      (F/K/A ACTIVE IQ TECHNOLOGIES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six months ended June 30,
                                                                                        2003               2002
                                                                                    -----------        -----------
Operating Activities:
   Net loss                                                                         $  (377,996)       $(5,469,144)
   Adjustments to reconcile net loss to cash flows from operating activities:
      Depreciation and amortization                                                      18,899            681,413
      Deferred compensation expense                                                     172,836             64,212
      Loss on disposal of assets                                                            844             97,425
      Loss on impairment of goodwill                                                         --          2,131,391
      Issue of options, warrants and common stock for services                           54,645            416,910
      Interest expense related to common stock issued in excess of note
           payable                                                                           --             80,000
      Amortization of debt discount                                                          --             88,290
      Amortization of acquired software developed                                        53,884            218,728
      Exchange of assets for services                                                     2,644                 --
      Loss on sale of prepaid royalties                                                 434,895                 --
   Changes in operating assets and liabilities:
        Accounts receivable, net                                                        130,424             40,422
        Inventories                                                                       7,983             11,671
        Prepaid expenses                                                                 47,176             (7,967)
        Prepaid royalties                                                                    --            145,079
        Other assets                                                                     (2,890)            34,475
        Accounts payable                                                               (296,274)            23,186
        Deferred revenue                                                               (130,498)           321,428
        Accrued expenses                                                                153,756           (270,829)
                                                                                    -----------        -----------
               Net cash provided by (used in) operating activities                      270,368         (1,393,310)
                                                                                    -----------        -----------

Investing Activities:
   Payments received on note payable                                                         --            500,000
   Proceeds from sale of property and equipment                                         109,895              5,095
   Proceeds from sale of prepaid royalties                                              540,105                 --
   Purchases of property and equipment                                                   (3,880)           (31,447)
   Investment in Active Hawk Minerals LLC                                              (519,493)                --
                                                                                    -----------        -----------
               Net cash provided by investing activities                                126,627            473,648
                                                                                    -----------        -----------

Financing Activities:
   Payments on short-term notes payable                                                 (84,732)        (1,658,096)
   Common stock repurchased and retired                                                      --            (63,035)
   Cash proceeds from issuance of common stock                                               --            950,000
   Cash proceeds from exercise of options and warrants                                       --            142,500
   Cash proceeds from stock subscription receivable                                          --            200,000
   Cash proceeds from short-term notes payable                                               --            450,000
                                                                                    -----------        -----------
               Net cash provided by (used in) financing activities                      (84,732)            21,369
                                                                                    -----------        -----------

Change in Cash and Equivalents of Discontinued
     Accounting Software Business                                                      (245,314)           (72,608)
                                                                                    -----------        -----------
Increase (Decrease) in Cash and Equivalents                                              66,949           (970,901)
Cash and Equivalents, beginning of period                                                13,211          1,377,315
                                                                                    -----------        -----------
Cash and Equivalents, end of period                                                 $    80,160        $   406,414
                                                                                    ===========        ===========


      See accompanying notes to condensed consolidated financial statements

                        WITS BASIN PRECIOUS MINERALS INC.
                      (F/K/A ACTIVE IQ TECHNOLOGIES, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS

On June 26, 2003, under our former corporate name of Active IQ Technologies, Inc. ("we," "us," "our," "its" or the "Company") we began our participation in a joint venture with Hawk Precious Minerals USA, Inc., a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals, Inc., (a corporation organized under the laws of the Canadian Province of Ontario) for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (a Minnesota limited liability company) was created to pursue the mineral rights to the FSC Project ("FSC") area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Mineral rights are in the form of exclusive, notarized Prospecting Contracts applied for and/or issued by the State and various option agreements with private owners over a land package totaling approximately 269,000 acres. The area has excellent infrastructure and is easily accessible, limited environmental issues, no known indigenous land claims, and provision has been made to convert the rights under the new Minerals and Petroleum Development Act of South Africa. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd. ("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the project. The FSC area has the potential for containing Witwatersrand-type gold mineralization. The historic Witwatersrand basin is host to the world's largest reserves of gold. It has produced over 1.5 billion ounces of gold during the past 117 years.

Prior to April 30, 2003 we provided accounting software through our Accounting Software Business ("ASB") and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business ("HSB"). In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. See Note 5 for further discussion regarding the Discontinued Operations of ASB.

Subsequent to our decision the sell the ASB, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB. See Note 3 for a further discussion regarding the HSB.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies, Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. On July 9, 2003, we changed our name to Wits Basin Precious Minerals Inc. in an effort to align the Company with its core focus, that of sharing in rights of minerals exploration.

Our principal office is located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Our telephone number is (612) 664-0570 and our Internet address is www.witsbasin.com.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

Revenue Recognition and Deferred Revenue

We did derive revenues from customers of the online document management service for monthly access to the service and initial service configuration/implementation. Customers were invoiced at the beginning of each month for access service and revenue was recognized when invoiced. Configuration/implementation revenue was invoiced the month after the services were performed and recognized in the month invoiced.

We did recognize the revenues derived from ASB sales after all of the following criteria have been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At December 31, 2002, deferred revenue was $1,774,491, as reported in the Discontinued Operations, see Note 5.

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


Stock Based Compensation

In accordance with Accounting Principles Board ("APB") Opinion No. 25, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our common stock at the grant date over the amount the employee must pay for the stock. Our general policy is to grant stock options and warrants at fair value at the date of grant.

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $172,836 and $64,212, for the six months ended June 30, 2003 and 2002, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:


                                              Three Months Ended June 30,            Six Months Ended June 30,
                                            ------------------------------        ------------------------------
                                                2003               2002               2003               2002
                                            -----------        -----------        -----------        -----------
Net loss:
    As reported                             $   (16,483)       $(4,131,318)       $  (377,996)       $(5,469,144)
    Pro forma                               $  (875,488)       $(4,521,977)       $(1,578,732)       $(6,250,461)

Basic and diluted net loss per share:
    As reported                             $      0.00        $     (0.34)       $     (0.03)       $     (0.46)
    Pro forma                               $     (0.07)       $     (0.37)       $     (0.12)       $     (0.53)

Stock-based compensation
    As reported                             $    11,299        $    32,283        $   172,836        $    64,212
    Pro forma                               $   859,005        $   390,659        $ 1,200,736        $   781,317


In determining the compensation cost of the options granted during the six months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below for the six months ended June 30:


                                                             2003          2002
                                                             ----          ----
                      Risk free interest rate                4.5%          5%
                      Expected life of options granted       10 years      10 years
                      Expected volatility range              304.5%        131.4%
                      Expected dividend yield                0%            0%

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. We believe the adoption of SFAS No. 149 will not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. We do not have any financial instruments as defined by SFAS No. 150. We believe the adoption of SFAS No. 150 will not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.


NOTE 3 - HOSTED SOLUTIONS BUSINESS AND PREPAID ROYALTIES

In 2001, through a licensing agreement, we acquired the rights to develop and market, on a hosted basis, the online document management solutions of Stellent, Inc. This application service provider (ASP) software license agreement was the basis for our HSB, in which we were required to make advanced royalty payments and certain minimum royalty fee payments to Stellent. The balance of our prepaid royalties at December 31, 2002 was $975,000. During the quarter ended March 31, 2003, we recorded $54,776 against the prepaid. The remaining balance of the prepaid royalties was expensed and netted together with the assets and liabilities in the sale of the HSB as described below.

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of the Company. The transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business. During the quarter ended June 30, 2003, our HSB generated no revenues. During the same quarter of 2002, our revenues were derived from our E-commerce business model known as the Epoxy Network.

NOTE 4 - EXPLORATION AGREEMENT

On June 26, 2003 we began our participation in a joint venture with Hawk Precious Minerals USA, Inc. ("Hawk USA") a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals, Inc. (a corporation organized under the laws of the Canadian Province of Ontario), for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (the "LLC") a Minnesota limited liability company, was created to pursue the mineral rights to the FSC Project area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd. ("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the project.

Through a Joint Venture and Joint Contribution Agreement (the "Agreement"), the Company and Hawk USA have both made certain contributions to the LLC in exchange for their equal ownership in the LLC. We made an initial $500,000 contribution as specified under the Agreement. This was the first of three contributions that will total $2,100,000. The balance of the remaining two contributions is as follows: on September 27, 2003, $1,000,000 is due, and on November 11, 2003, $600,000 is due. Hawk USA has contributed its interest in the FSC Project, known as "Heads of Agreement" as well as its interest in the "Oxide Zones" on its Holdsworth Property near Wawa, Ontario, Canada. Since the LLC was formed in late June 2003, the LLC did not have any material revenues or expenses for the period ended June 30, 2003.

As additional compensation for Hawk USA's mineral rights contributions, Hawk USA was issued 3,750,000 unregistered common shares of our common stock valued at $0.73 per share, based on the closing sale price of our common stock on June 26, 2003 as listed on the OTCBB.

We issued a warrant to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to a former director of ours for the consulting services rendered to complete this joint venture transaction. The warrant was valued at $100,000 using the Black-Scholes pricing model.

Components of exploration agreement are as followings:

                                                            June 30,       December 31,
                                                              2003            2002
                                                           ----------      ------------
Total value of consideration contributed by Hawk USA        2,100,000             --
Issuance of common stock to Hawk USA                        2,737,500             --
Issuance of warrant to former director                        100,000             --
Merger costs                                                   19,493             --
                                                           ----------       --------
                                                           $4,956,993       $     --
                                                           ==========       ========

Since the LLC had not, as of June 30, 2003, pursued any exploration, the intangible asset (exploration agreement) was not amortizable as of June 30, 2003. Based on future information, we will determine an amortization period for the intangible asset.


NOTE 5 - DISCONTINUED OPERATIONS

In December 2002, our Board of Directors authorized a plan to sell our ASB to key employees of that division. The ASB publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. We formed (through three mergers/acquisitions) the ASB during the year ended December 31, 2001 for the purpose of utilizing the businesses' customer base to market other of our E-commerce products and services. The ASB consisted of two accounting software applications companies:
Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as Red Wing. Also during 2002, we determined to abandon our E-commerce business after acquiring the rights to develop and market hosted online document solution products. Therefore, since we abandoned the E-commerce business model to focus on the hosted solutions business, the accounting software business no longer fit within our business plan.

On April 30, 2003, we completed the sale of substantially all of the assets of the ASB to key employees of that division (the "Purchaser"). The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the ASB incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser paid us cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the ASB. The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations for the:


                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                     ------------------------------        ------------------------------
                                                         2003               2002               2003               2002
                                                     -----------        -----------        -----------        -----------
Revenues                                             $   304,330        $   897,336        $ 1,491,059        $ 2,017,862
                                                     -----------        -----------        -----------        -----------

Operating Expenses:
     Cost of goods sold                                   62,170            301,819            371,971            721,069
     Selling, general and administrative                 154,408            707,457            617,417          1,486,071
     Depreciation and amortization                         2,523            442,501             63,848            821,265
     Product development                                  65,895             37,805            231,243             82,674
     Loss on impairment of goodwill                           --          2,131,391                 --          2,131,391
                                                     -----------        -----------        -----------        -----------
               Total operating expenses                  284,996          3,620,973          1,284,479          5,242,470
                                                     -----------        -----------        -----------        -----------
Income (loss) from discontinued operations                19,334         (2,723,637)           206,580         (3,224,608)

Other expense                                            (99,423)           (32,951)          (145,779)           (65,376)
                                                     -----------        -----------        -----------        -----------

Net income (loss) from discontinued operations       $   (80,089)       $(2,756,588)       $    60,801        $(3,289,984)
                                                     ===========        ===========        ===========        ===========

Assets and liabilities of the ASB consisted of the following at December 31, 2002:


Cash                                                $   526,447
Accounts receivable, net                                176,370
Inventories                                              46,438
Property and equipment, net                             119,561
Acquired software developed, net                        492,170
Goodwill, net                                         1,318,260
Other intangibles, net                                  869,927
Other assets                                             40,568
                                                    -----------
   Total assets                                     $ 3,589,741
                                                    -----------

Accounts payable                                         81,064
Accrued expenses                                        244,360
Deferred revenue                                      1,774,491
Notes payable                                         1,582,904
   Total liabilities                                $ 3,682,819
                                                    -----------
Net liabilities of operations of discontinued
   accounting software business                     $   (93,078)
                                                    ===========

With the completion of the sale of the ASB on April 30, 2003, all assets and liabilities were transferred in the sale to the Purchaser.

NOTE 6 - MINORITY INTEREST IN ACTIVE HAWK MINERALS LLC

As a 50% owner in the joint venture LLC with Hawk USA, we will be sharing in the rights from mineral exploration projects being operated by AfriOre in the FSC Project area of South Africa. Our ownership is based on cash contributions to total $2,100,000. Hawk USA has contributed its interest in the Heads of Agreement, as well as its interest in the "Oxide Zones" on its Holdsworth Property near Wawa, Ontario, Canada.

We have a "Buyout Option" in which we can acquire Hawk USA's 50% interest in the LLC by issuing Hawk USA 2,500,000 of unregistered common shares (as appropriately adjusted for any stock splits, combinations, or similar events with regard to the equity securities of the Company), $0.01 par value, on or before October 6, 2003.

Based on our 50% ownership and Buyout Option we have in Active Hawk Minerals LLC, the financial statements of Active Hawk Minerals LLC have been consolidated into our consolidated financial statements with a minority interest presented for the 50% owned by Hawk USA.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                             Six Months Ended June 30,
                                                                               2003             2002
                                                                            ----------       ----------
Cash paid for interest                                                      $       --       $   13,162
Non-cash financing and investing activities:
    Common stock issued in exchange for stock subscription receivable       $       --       $2,025,000
    Conversion of preferred stock into common stock                         $       --       $  365,000
    Conversion of notes payable into common stock                           $       --       $  348,757
    Conversion of accrued wages into common stock                           $   56,529       $       --
    Cancellation of stock subscription receivable                           $2,000,000       $       --
    Conversion of accounts payable into common stock                        $  250,000       $       --
    Issuance of common stock and warrant for investment
         in Active Hawk Minerals LLC                                        $2,837,500       $       --


NOTE 8 - SUBSEQUENT EVENT

On July 9, 2003, we changed our name to Wits Basin Precious Minerals Inc. in an effort to align the Company with its core focus, that of sharing in rights of minerals exploration. Presently, we trade on the OTCBB under "AIQT" and have made application for a trading symbol change. Upon confirmation of our new trading symbol, we will provide such information when available.

                        WITS BASIN PRECIOUS MINERALS INC.
                      (F/K/A ACTIVE IQ TECHNOLOGIES, INC.)

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The following management's discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2002.


OVERVIEW

On June 26, 2003, under our former corporate name of Active IQ Technologies, Inc. ("we," "us," "our," "its" or the "Company") we began our participation in a joint venture with Hawk Precious Minerals USA, Inc. a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals, Inc. (a corporation organized under the laws of the Canadian Province of Ontario) for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (a Minnesota limited liability company) was created to pursue the mineral rights to the FSC Project ("FSC") area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Mineral rights are in the form of exclusive, notarized Prospecting Contracts applied for and/or issued by the State and various option agreements with private owners over a land package totaling approximately 269,000 acres. The area has excellent infrastructure and is easily accessible, limited environmental issues, no known indigenous land claims, and provision has been made to convert the rights under the new Minerals and Petroleum Development Act of South Africa. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd. ("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the project. The FSC area has the potential for containing Witwatersrand-type gold mineralization. The historic Witwatersrand basin is host to the world's largest reserves of gold. It has produced over 1.5 billion ounces of gold during the past 117 years.

Prior to April 30, 2003 we provided accounting software through our Accounting Software Business ("ASB") and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business ("HSB"). In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. See the information in the Results of Operations that follows for further details regarding the Discontinued Operations of ASB.

Subsequent to our decision the sell the ASB, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB and no longer operate any on-line hosted business models.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies, Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc.

On July 9, 2003, we changed our name to Wits Basin Precious Minerals Inc. in an effort to align the Company with its core focus, that of sharing in rights of minerals exploration. Presently, we trade on the OTCBB under "AIQT" and have made application for a trading symbol change. Upon confirmation of our new trading symbol, we will provide such information when available.

Our principal office is located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Our telephone number is (612) 664-0570 and our Internet address is www.witsbasin.com.


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002.


Revenues

Revenues for the three months ended June 30, 2003 were $0 compared to $165,771 for the same period in 2002. The 2002 revenues of $165,771 were generated by our HSB.

Revenues for the six months ended June 30, 2003 were $132,455 compared to $269,559 for the same period in 2002. All of the 2003 revenues were generated by our HSB, whereas, the 2002 revenues were as follows: our HSB generated $222,785, and our former E-commerce model, called the Epoxy Network, generated $46,774. We sold our rights to the E-commerce model in 2002.

Since the completion of the sale of our HSB during the first quarter of 2003 and the reclassification of our ASB to Discontinued Operations, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results. We anticipate that our success in providing shareholder value is directly connected to the performance and discoveries made via the FSC Project in South Africa.

Operating Expenses

Cost of goods sold for the three months ended June 30, 2003 were $0 compared to $122,928 for the same period in 2002. Cost of goods sold for the six months ended June 30, 2003 were $35,354 compared to $200,943 for the same period in 2002. These costs include hosting fees and royalty payments due under the license agreement of the HSB. At this time, we do not anticipate incurring any more costs associated with sales, unless in the future, we were to add a business model with such components of operating expense.

Selling, general and administrative expenses were $180,069 for the three months ended June 30, 2003 as compared to $1,211,097 for the same period in 2002. Selling, general and administrative expenses for the six months ended June 30, 2003 were $510,252 as compared to $2,033,027 for the same period in 2002. These large reductions show the effect of the sale of all of our operating assets during the first half of 2003. We anticipate the rate of spending for the third and forth quarters selling, general and administrative expenses will continue to decrease.

Depreciation expense of property and equipment for the three months ended June 30, 2003 was $216 compared to $34,831 for the same period in 2002. Depreciation expense of property and equipment for the six months ended June 30, 2003 was $8,935 compared to $78,876 for the same period in 2002. The large decreases reflect the overall decrease in our fixed asset base. With the completion of the sale of the HSB and ASB, we no longer have any depreciable assets and until such time as we make capital expenditures for new property or equipment, we do not expect to record any depreciation expense in future quarters. Our only amortization expense is reported in the Discontinued Operations as detailed below.

During the three months ended June 30, 2003, we recorded a loss on disposal of assets of $1,633 as compared to $71,945 for the same period in 2002. During the six months ended June 30, 2003, we recorded a loss on disposal of assets of $884 as compared to $97,425 for the same period in 2002. The 2002 losses primarily represent the closing of our Las Vegas location and the sale of older computer hardware in preparation of the HSB model.

Other Income and Expenses

Our other income and expense consists of interest and dividend income, other income and other expense. Interest income for the three months ended June 30, 2003 was $1,604 compared to $19,506 for the same period in 2002. Interest income for the six months ended June 30, 2003 was $25,148 compared to $60,758 for the same period in 2002. The interest income we reported for 2003 was primarily earned from a Federal Income Tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related equally to portfolio interest and the interest accrued on stock subscription receivables. For the three and six months ended June 30, 2002, we had recorded an interest expense of $119,206, which related to a short term note payable, both as interest and conversion into common stock expense.

For the quarter ended June 30, 2003, we recorded $150,000 of other income for referral fees for our sales efforts in connection with customers that were not candidates for our online document management hosted solution. We recorded $20,000 of other income for the quarter ended March 31, 2002, when we granted the non-exclusive rights to use and distribute our E-commerce business to an unrelated third party.

For the six months ended June 30, 2003, we have $434,895 of other expense related to the sale of our HSB to Stellent, Inc., which occurred in March 2003. The remaining balance of the prepaid royalties was expensed and netted together with the assets and liabilities of the HSB sold in the transaction.

Income Tax Refund

We filed an amended Federal Income Return on prior Non-Operating Losses (NOL's) and received a tax refund in the amount of $243,920 during the three months ended June 30, 2003. No further refunds will be available based on current tax law for the periods previously amended.

Discontinued Operations

The following are condensed consolidated statements of discontinued operations for the:

                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                     ------------------------------        ------------------------------
                                                         2003               2002               2003               2002
                                                     -----------        -----------        -----------        -----------
Revenues                                             $   304,330        $   897,336        $ 1,491,059        $ 2,017,862
                                                     -----------        -----------        -----------        -----------

Operating Expenses:
     Cost of goods sold                                   62,170            301,819            371,971            721,069
     Selling, general and administrative                 154,408            707,457            617,417          1,486,071
     Depreciation and amortization                         2,523            442,501             63,848            821,265
     Product development                                  65,895             37,805            231,243             82,674
     Loss on impairment of goodwill                           --          2,131,391                 --          2,131,391
                                                     -----------        -----------        -----------        -----------
               Total operating expenses                  284,996          3,620,973          1,284,479          5,242,470
                                                     -----------        -----------        -----------        -----------
Income (loss) from discontinued operations                19,334         (2,723,637)           206,580         (3,224,608)


Other expense                                            (99,423)           (32,951)          (145,779)           (65,376)
                                                     -----------        -----------        -----------        -----------

Net income (loss) from discontinued operations       $   (80,089)       $(2,756,588)       $    60,801        $(3,289,984)
                                                     ===========        ===========        ===========        ===========


Adoption of New Accounting Standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. We believe the adoption of SFAS No. 149 will not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. We do not have any financial instruments as defined by SFAS No. 150. We believe the adoption of SFAS No. 150 will not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not impact our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets. Net cash provided by operating activities was $270,368 for the six months ended June 30, 2003, compared to net cash used by operating activities of $1,393,310 for the same period in 2002.

We had working capital deficit of $24,346 at June 30, 2003, compared to working capital deficit of $509,372 at December 31, 2002. Cash and equivalents were $80,160 at June 30, 2003, representing an increase of $66,949 from the cash and equivalents of $13,211 at December 31, 2002.

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of the Company. The transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business.

On April 30, 2003, we completed the sale of substantially all of the assets of the ASB to key employees of that division (the "Purchaser"). The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the ASB incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser paid us cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the ASB.

On June 26, 2003 we began our participation in a joint venture with Hawk Precious Minerals USA, Inc. ("Hawk USA") a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals, Inc. (a corporation organized under the laws of the Canadian Province of Ontario), for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (the "LLC") a Minnesota limited liability company, was created to pursue the mineral rights to the FSC Project area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd.

("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the project.

Through a Joint Venture and Joint Contribution Agreement (the "Agreement"), the Company and Hawk USA have both made certain contributions to the LLC in exchange for their equal ownership in the LLC. We made an initial $500,000 contribution as specified under the Agreement. This was the first of three contributions that will total $2,100,000. The balance of the remaining two contributions is as follows: on September 27, 2003, $1,000,000 is due, and on November 11, 2003, $600,000 is due. We are investigating all methods to raise the remaining $1,600,000 and make no assurance that our efforts will provide the necessary results on a timely basis or on terms acceptable to us. Additionally, we can acquire Hawk USA's 50% interest in the LLC by issuing Hawk USA 2,500,000 of our unregistered common stock on or before October 6, 2003.

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

Accordingly, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results. We anticipate that our success in providing shareholder value is directly connected to the performance and discoveries made via the FSC Project in South Africa.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the six months ended June 30, 2003, we had a net loss of $377,996, and since our inception through June 30, 2003, we have incurred an aggregate net loss of $22,958,990. As of June 30, 2003, we had total assets of $5,561,709. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

WE WILL REQUIRE FUTURE FINANCING.

Significant additional financing will be needed in order to meet our obligation to the Active Hawk Minerals LLC and we could potentially make further acquisitions or complete other mergers or joint ventures with other business models. Moreover, we cannot guarantee that the additional financing will be available when needed.

Our activities will be initially directed to the search for and the development of new mineral deposits, and significant capital investment will be required to achieve commercial production from successful exploration efforts. There is no assurance that we will have, or be able to raise, the required capital to continue these activities.

FLUCTUATIONS IN GOLD PRICES

Our development efforts and the profitability of our operations, once commenced, will be significantly affected by changes in the market price of gold. Mine production and the willingness of third parties such as central banks to sell or lease gold affect the supply of gold. Demand for gold can be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the US dollar and local investment currencies. Other factors include the level of interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is impossible to predict with accuracy. Gold prices are also affected by worldwide production levels. In addition, the price of gold has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in gold prices may adversely affect our financial performance and results of operations.

UNCERTAINTY OF RESERVE AND MINERAL RESOURCE ESTIMATES

At this time, we cannot make any estimates regarding probable ore reserves and mineral resources and therefore, no assurance can be given that any size of reserves or grades of reserves will be realized. The ore grade actually recovered by us, if any, may differ from the reserves and mineral resources already recovered by others in the same region of our planned exploration. Production, if begun, could differ dramatically for the following reasons:

         o mineralization or formations could be different from those predicted by drilling, sampling and similar examinations;

         o increases in mining operating costs and processing costs could adversely affect ore reserves;

         o the grade of the ore reserves may vary significantly from time to time and there is no assurance that any particular level of gold may be recovered from the ore reserves; and

         o declines in the market price of gold may render the mining of some or all of our ore reserves uneconomic.

Any of these factors could require us to significantly alter operations or increase our costs. Short-term factors, such as the need for the additional development of a deposit or the processing of new different grades, may impair our profitability. Should the market price of gold fall, we could be required to materially write down our investment in mining properties or delay or discontinue production or the development of new projects.


NATURE OF MINERAL EXPLORATION AND MINING

The exploration for and development of mineral deposits involves significant financial risks, even with a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few properties are ultimately developed into producing mines. Major expenses may be required to establish ore reserves, to develop metallurgical processes and to construct mining and processing facilities at a site. It is impossible to ensure that the current programs planned by us will result in a profitable commercial mining operation.

Our operations are subject to all of the hazards and risks normally incident to exploration, development and production of gold, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Our activities may be subject to prolonged disruptions due to weather conditions, depending on the location of operations, in which we have interests. Hazards, such as unusual or unexpected formations, rock bursts, pressures, cave-in, flooding or other conditions may be encountered in the drilling and removal of material. While we may obtain insurance against certain risks, in such amounts as we consider adequate, the nature of these risks are such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations, may cause substantial delays and require significant capital outlays, adversely affecting our earnings and competitive position in the future and, potentially, our financial position and results of operation.

Whether a gold deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as its size and grade; proximity to infrastructure; financing costs; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection. The effect of these factors cannot be accurately predicted, and combination of any of these factors may result in our not receiving an adequate return on invested capital.

CAPITAL INVESTMENT

Mineral exploration involves financial risk and capital investment and our only means of acquiring investment capital will be by the sale of equity shares or the rights to acquire equity shares. Other than the interest earned on our short-term investments or further financing, we have no other source of funds to engage in additional exploration and development, which may be necessary to exploit our properties.

LICENSES AND PERMITS

Our operations require licenses and permits from various governmental authorities. We will endeavor to seek all necessary licenses and permits under applicable laws and regulations with respect to our mining and exploration properties. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits, that may be required to explore and develop our properties, to commence construction or the operation of mining facilities and properties under exploration or to development or to maintain continued operations that economically justify the cost.

COMPETITION

The mineral exploration and mining business is competitive in all of its phases. There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate conducting exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we posses, in the search for and the acquisition of attractive mineral properties. Our ability to acquire properties in the future will depend not only on our ability to develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for mineral exploration. There is no assurance that we will continue to be able to compete successfully with our competitors in acquiring such properties or prospects.

POLITICAL RISK

We believe that governments in the countries in which we currently operate and explore support the development of their natural resources by foreign companies. However, there is no assurance that future political and economic conditions in these countries will not result in their governments adopting different policies respecting foreign ownership of mineral resources, taxation, rates of exchange, environmental protection, labor relations, repatriation of income or return of capital. The possibility that a future government in any of these countries may adopt substantially different policies, which might extend to the expropriation of assets, cannot be ruled out.

TITLE MATTERS

We expect that we will have good and proper right, title and interest in and to the mining claims we currently respectively own, have optioned or intend to acquire, being the mining claims that it is intended we will explore and develop, subject to the description of the properties appearing elsewhere in this information. No assurance, however, can be given that such claims are not subject to prior unregistered agreements or interests or undetected claims or interests, which could be material and adverse to us. The failure to comply with all applicable laws and regulations, including failure to pay taxes, carry out and file assessment work, may invalidate title to portions of the properties where the mineral rights are held by us.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

Our proposed activities are subject to extensive federal, provincial and local laws and regulations controlling not only the mining of and exploration for mineral properties, but also the possible effects of such activities upon the environment. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties or optioned properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance of such laws, regulations and permits could become such that we would not proceed with the development or operation of a mine. While we are not presently aware of any material environmental constraints affecting the development of our properties that would preclude their economic development or operation, the manner in which environmental legislation is evolving, will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There can be no assurance that future changes to environmental regulation, if any, will not adversely affect our operations. Environmental hazards may exist on the properties in which we hold interests that have been caused by previous or existing owners or operators. Furthermore, compliance with environmental reclamation, closure and other requirements may involve significant costs and other liabilities.

PERFORMANCE OF KEY PERSONNEL

We are dependent on a relatively small number of key employees and consultants, the loss of any could have an adverse effect on us. We currently do not have key person insurance on these individuals.

CONFLICTS OF INTEREST

Certain of our directors and officers may serve as directors or officers of other companies, or have shareholdings in other companies, involved in natural resource exploration and development, and to the extent that such other companies may participate in ventures in which we may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Sensitivity

We do not enter into contracts for speculative purposes, nor are we a party to any leveraged instruments. There has been no material change in our market risks associated with debt obligations during the quarter ended June 30, 2003.



ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as of the end of the period of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files to the SEC is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Recently, we were named as a defendant in a lawsuit by Jack A. Johnson, who served as our President and CEO until leaving the Company to accept employment from Stellent, Inc. following the sale of our hosted solutions business. Notwithstanding that he accepted a full-time employment position with Stellent, Mr. Johnson is seeking damages in excess of $50,000 pursuant to the terms of an alleged employment agreement with us. This matter is currently in the discovery phase.

We have also been named as a defendant in two separate actions in District Court, City and County of Denver, Colorado relating to corporate guaranties purportedly executed by the Company in 1999 for obligations incurred in connection with the oil and gas business then engaged in by the Company. One of the complaints, filed by the Farmers State Bank of Fort Morgan, Colorado is seeking approximately $300,000 from the Company relating to a guaranty of secured indebtedness incurred on or about April 30, 1999. In the other lawsuit, filed by Timothy L. White, who obtained a judgment order against Active IQ Technologies, Inc. in the amount of $102,750 pursuant to a lawsuit filed in State District Court in Denver, Colorado (Timothy L. White v. Active IQ Technologies, Inc. f/k/a Meteor Industries Inc., Case No. 03 CV 3437), we have filed motions to vacate due to improper service.

With respect to these latter two actions, we have determined that we are entitled to indemnification for all losses relating to these purported guaranties by Capco Energy, Inc., as well as certain other affiliates of Capco Energy. However, we are unable to determine at this time, whether and to what extent, we are obligated under the purported guaranties, and the likelihood of actually obtaining indemnification pursuant to such indemnification agreements, if necessary.

On May 15, 2003, Bobby Abrams filed suit against us, in the amount of $100,000, relating to an accounting software upgrade for his personal business. Mr. Abrams claims to be entitled to an upgrade of a legacy Champion Business Systems DOS product, which, while we were operating the accounting software business, we discontinued providing upgrades to certain legacy software versions. The claim involves the receipt of a $95.00 payment made by Mr. Abrams, received by our accounting software business subsidiary and deposited, after which it was discovered that we no longer provided the requested software upgrade. We refunded Mr. Abrams funds, via a Company check, which, as to date, has not been cashed. Subsequently, in negotiations with Mr. Abrams, Mr. Abrams has required absolute proof that his upgrade, if available, would work on all of his operating platforms. We cannot make such a guarantee. We have provided the necessary software upgrades to Mr. Abrams and as such, are waiting to see if technical support will have to be involved to close this matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 26, 2003, we entered into a joint venture with Hawk Precious Minerals USA, Inc., ("Hawk USA") a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals, Inc., (a corporation organized under the laws of the Canadian Province of Ontario) for the exploration of gold minerals in the Republic of South Africa. Subject to the terms of the "Joint Venture and Joint Agreement," we issued to Hawk USA 3,750,000 original issue shares of our unregistered common stock, $0.01 par value, as additional consideration to complete the joint venture. In connection with this issuance, we relied upon the exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder, since this was a private transaction, not constituting a public offering.

Additionally, we have a "Buyout Option" in which we can acquire Hawk USA's 50% interest in the joint venture by issuing Hawk USA 2,500,000 unregistered common shares (as appropriately adjusted for any stock splits, combinations, or similar events with regard to the equity securities of the Company), $0.01 par value, on or before October 6, 2003.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On April 29, 2003, we held a special meeting of shareholders for the sole purpose of considering the sale of our Accounting Software Business, which represented substantially all of our assets. As of March 4, 2003, the record date for determining the shares of the Company's stock outstanding and entitled to vote at the meeting, there were 12,764,681 shares of common stock issued and outstanding. A total of 8,122,216 shares were represented at the meeting. The shareholders voted as follows:


Shares Voted For               Against          Abstain
----------------               -------          -------
    8,096,322                  14,243           11,660


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1    Articles of Merger

         31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b)      Reports on Form 8-K

On May 12, 2003, the Company filed a Current Report on Form 8-K dated April 30, 2003, under items 2 and 7 to disclose that (1) the Company had completed the sale of all or substantially all of the assets used in its accounting software applications business pursuant to an Asset Purchase Agreement dated February 17, 2003, among the Company, Red Wing Business Systems, Inc., Champion Business Systems, Inc. and Red Wing Software, Inc.; and (2) that pro forma financial information was not required.

On May 27, 2003, the Company filed an Amendment to a Current Report on Form 8-K/A dated March 14, 2003, under items 2 and 7. The Company previously filed a current report on Form 8-K on March 21, 2003 to disclose: (1) that on March 14, 2003, the Company sold all or substantially all of the assets relating to our Hosted Solutions Business to Stellent, Inc. for $650,000 in cash, plus the reimbursement of $150,000 of expenses; (2) that following the sale of Hosted Solutions Business, the Company agreed to terms with Jeffery M. Traynor regarding his separation from the Company as its Chief Financial Officer and Secretary; (3) the resignation of a member of our board of directors; and (4) that pro forma financial information concerning the sale of our Hosted Solutions Business will be filed by amendment on or before May 28, 2003. The Company filed this Amendment to Form 8-K to provide unaudited pro forma financial information and the related notes.

On July 1, 2003, the Company filed a Current Report on Form 8-K dated June 26, 2003, under items 5 and 7 to disclose that (1) the Company had entered into a joint venture with Hawk Precious Minerals USA Inc.; and (2) certain of its officers and directors had resigned.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WITS BASIN PRECIOUS MINERALS INC.
                                   (f/n/a ACTIVE IQ TECHNOLOGIES, INC.)

                                   By:   /s/ H. Vance White
                                       -----------------------------------------
                                             H. Vance White
                                             Chief Executive Officer


                                   By:   /s/ Mark D. Dacko
                                       -----------------------------------------
                                             Mark D. Dacko
                                             Chief Financial Officer



Date: August 12, 2003