Form 10-Q/A
period 2003-06-30
ACTIVE IQ TECHNOLOGIES INC
filed 2003-08-18
CIK 912875

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               AMEMDMENT NO. 1 TO
                                    FORM 10-Q



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

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      (unaudited)
                                                                         June 30,       December 31,
                                                                          2003              2002
                                                                      ------------      ------------
                                Assets
Current Assets
     Cash and equivalents                                             $     80,160      $     13,211
     Accounts receivable, net                                               24,556            35,107
     Prepaid expenses                                                           --            35,542
                                                                      ------------      ------------
         Total current assets                                              104,716            83,860

Property and Equipment, net                                                     --           123,505
Prepaid Royalties                                                               --           975,000
Prepaid Exploration Costs                                                  500,000                --
Exploration Agreement                                                    4,956,993                --
                                                                      ------------      ------------
                                                                      $  5,561,709      $  1,182,365
                                                                      ============      ============

                 Liabilities and Shareholders' Equity
Current Liabilities
     Accounts payable                                                 $     53,702      $    304,526
     Net liabilities of operations of discontinued
        accounting software business                                            --            93,078
     Accrued expenses                                                       75,360           195,628
                                                                      ------------      ------------
               Total current liabilities                                   129,062           593,232

Minority interest in Active Hawk Minerals LLC                            2,100,000                --
                                                                      ------------      ------------
Commitments and Contingencies

Shareholders' Equity
     Common stock, $.01 par value, 150,000,000 shares authorized;
         17,057,181 and 13,264,681 shares issued and outstanding           170,572           132,647
     Additional paid-in capital                                         23,427,582        22,616,833
     Stock subscriptions receivable                                             --        (2,000,000)
     Deferred compensation                                                  (9,377)         (182,213)
     Warrants                                                            2,702,860         2,602,860
     Accumulated deficit                                               (22,958,990)      (22,580,994)
                                                                      ------------      ------------
           Total shareholders' equity                                    3,332,647           589,133
                                                                      ------------      ------------
                                                                      $  5,561,709      $  1,182,365
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


Prior to April 30, 2003 we provided accounting software through our Accounting Software Business ("ASB") and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet through our Hosted Solutions Business ("HSB"). In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. See Note 5 for further discussion regarding the Discontinued Operations of ASB.



Subsequent to our decision to sell the ASB, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB. See Note 3 for a further discussion regarding the HSB.


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


NOTE 9 - LEGAL PROCEEDINGS

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


Prior to April 30, 2003 we provided accounting software through our Accounting Software Business ("ASB") and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet through our Hosted Solutions Business ("HSB"). In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. See the information in the Results of Operations that follows for further details regarding the Discontinued Operations of ASB.



Subsequent to our decision to sell the ASB, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB and no longer operate any on-line hosted business models.


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




Date: August 18, 2003