Form 10-Q
period 2003-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2003-11-12
CIK 912875

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                                 (612) 664-0570
                (Issuer's Telephone Number, Including Area Code)

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

                                 Yes [ ] No [X]

As of November 10, 2003, there were 29,747,181 shares of common stock, $.01 par value, outstanding.

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

                        WITS BASIN PRECIOUS MINERALS INC.
                      (f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
                                 FORM 10-Q INDEX
                               SEPTEMBER 30, 2003

                                                                                Page
                                                                                ----
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                              4

         Condensed Consolidated Balance Sheets -
                  As of September 30, 2003 and December 31, 2002                  4

         Condensed Consolidated Statements of Operations -
                  For the three months and nine months ended
                      September 30, 2003 and September 30, 2002                   5

         Condensed Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003
                      and September 30, 2002                                      6

         Notes to the Condensed Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              21

Item 4.  Controls and Procedures                                                 21

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       22

Item 6.  Exhibits and Reports on Form 8-K                                        22

         Signatures                                                              23

               WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
                      (f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
                         PART I - FINANCIAL INFORMATION
               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (unaudited)
                                                                            September 30,     December 31,
                                                                                 2003             2002
                                                                            -------------     ------------
                                     Assets
Current Assets
   Cash and equivalents                                                     $      17,325     $     13,211
   Accounts receivable, net                                                            --           35,107
   Prepaid expenses                                                                 3,334           35,542
                                                                            -------------     ------------
       Total current assets                                                        20,659           83,860

Property and Equipment, net                                                            --          123,505
Prepaid Royalties                                                                      --          975,000
Prepaid Exploration Costs                                                         200,000               --
Exploration Agreement                                                           4,967,389               --
                                                                            -------------     ------------
                                                                            $   5,188,048     $  1,182,365
                                                                            =============     ============

                      Liabilities and Shareholders' Equity
Current Liabilities
   Accounts payable                                                         $     158,016     $    304,526
   Net liabilities of operations of discontinued
      accounting software business                                                     --           93,078
   Accrued expenses                                                                21,324          195,628
                                                                            -------------     ------------
             Total current liabilities                                            179,340          593,232

Minority interest in Active Hawk Minerals, LLC                                  1,950,000               --
                                                                            -------------     ------------

Commitments and Contingencies

Shareholders' Equity
   Common stock, $0.01 par value, 150,000,000 shares authorized;
       17,057,181 and 13,264,681 shares issued and outstanding                    170,572          132,647
   Additional paid-in capital                                                  23,529,582       22,616,833
   Stock subscriptions receivable                                                      --       (2,000,000)
   Deferred compensation                                                               --         (182,213)
   Warrants                                                                     2,602,860        2,602,860
   Accumulated deficit                                                        (23,244,306)     (22,580,994)
                                                                            -------------     ------------
        Total shareholders' equity                                              3,058,708          589,133
                                                                            -------------     ------------
                                                                            $   5,188,048     $  1,182,365
                                                                            =============     ============

      See accompanying notes to condensed consolidated financial statements

               WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
                      (f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                   ------------------------------      ------------------------------
                                                       2003              2002              2003              2002
                                                   ------------      ------------      ------------      ------------
Revenues                                           $         --      $    108,233      $    132,455      $    377,792
                                                   ------------      ------------      ------------      ------------
Operating Expenses:
   Cost of goods                                             --           177,738            35,354           378,681
   Selling, general and administrative                  135,491           716,238           645,743         2,749,265
   Exploration expenses                                 300,000                --           300,000                --
   Depreciation                                              --            32,638             8,935           111,514
   Loss on disposal of assets                                --             3,894                --           101,319
   Loss on impairment of goodwill                            --           417,273               884           417,273
                                                   ------------      ------------      ------------      ------------
             Total operating expenses                   435,491         1,347,781           990,916         3,758,052
                                                   ------------      ------------      ------------      ------------
Loss from Operations                                   (435,491)       (1,239,548)         (858,461)       (3,380,260)
                                                   ------------      ------------      ------------      ------------

Other Income (Expense):
   Interest and dividend income                             175            23,862            25,323            84,620
   Other income                                              --                --           150,000            20,000
   Interest expense                                          --                --                --            (5,456)
   Loss on sale of prepaid royalties                         --                --          (434,895)               --
                                                   ------------      ------------      ------------      ------------
             Total other income (expense)                   175            23,862          (259,572)           99,164
                                                   ------------      ------------      ------------      ------------
Loss from Operations before Tax Refund,
   Minority Interest and Discontinued
   Operations                                          (435,316)       (1,215,686)       (1,118,033)       (3,281,096)
                                                   ------------      ------------      ------------      ------------
      Income Tax Refund                                      --                --           243,920                --
      Minority Interest in Loss of
        Consolidated Subsidiary                         150,000                --           150,000                --
                                                   ------------      ------------      ------------      ------------
Loss from Continuing Operations                    $   (285,316)     $ (1,215,686)     $   (724,113)     $ (3,281,096)

Discontinued Operations (See Note 5)
   Gain (loss) from operations of discontinued
        accounting software business                         --          (421,255)           60,801        (3,824,989)
                                                   ------------      ------------      ------------      ------------

Net Loss                                           $   (285,316)     $ (1,636,941)     $   (663,312)     $ (7,106,085)
                                                   ============      ============      ============      ============

Basic and Diluted Net
   Loss per common share:
       Continuing operations                       $      (0.02)     $      (0.09)     $      (0.05)     $      (0.27)
       Discontinued operations                               --             (0.03)               --             (0.31)
                                                   ------------      ------------      ------------      ------------
            Net Loss                               $      (0.02)     $      (0.12)     $      (0.05)     $      (0.58)
                                                   ============      ============      ============      ============

Basic and Diluted Weighted Average
   Outstanding Shares                                17,057,181        13,298,014        14,444,271        12,300,947
                                                   ============      ============      ============      ============

      See accompanying notes to condensed consolidated financial statements

               WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
                      (f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine months ended September 30,
                                                                                     2003                2002
                                                                                  -----------         -----------
Operating Activities:
  Net loss                                                                        $  (663,312)        $(7,106,085)
  Adjustments to reconcile net loss to cash flows from operating activities:
    Depreciation and amortization                                                      18,899           1,014,248
    Deferred compensation expense                                                     182,213              96,850
    Loss on disposal of assets                                                            884             101,319
    Loss on impairment of goodwill                                                         --           2,548,664
    Issue of options, warrants and common stock for services                           54,645             430,614
    Interest expense related to common stock issued in excess of note payable              --              80,000
    Amortization of debt discount                                                          --             104,820
    Amortization of acquired software developed                                        53,884             333,745
    Exchange of assets for services                                                     2,644                  --
    Loss on sale of prepaid royalties                                                 434,895                  --
    Minority interest in loss of consolidated subsidiary                             (150,000)                 --
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                          154,980              77,512
    Inventories                                                                         7,983              13,862
    Prepaid expenses                                                                  343,842             (20,865)
    Prepaid royalties                                                                      --             309,745
    Other assets                                                                       (2,890)             57,553
    Accounts payable                                                                 (191,960)            (31,576)
    Deferred revenue                                                                 (130,498)             56,865
    Accrued expenses                                                                   99,719            (190,642)
                                                                                  -----------         -----------
         Net cash provided by (used in) operating activities                          215,928          (2,123,371)
                                                                                  -----------         -----------

Investing Activities:
  Payments received on note receivable                                                     --             500,000
  Proceeds from sale of property and equipment                                        109,895             405,095
  Proceeds from sale of prepaid royalties                                             540,105                  --
  Purchases of property and equipment                                                  (3,880)            (49,792)
  Investment in Active Hawk Minerals LLC                                             (527,889)                 --
                                                                                  -----------         -----------
         Net cash provided by investing activities                                    118,231             855,303
                                                                                  -----------         -----------

Financing Activities:
  Payments on long-term notes payable                                                 (84,732)         (1,712,569)
  Common stock repurchased and retired                                                     --             (63,035)
  Cash proceeds from issuance of common stock                                              --             950,000
  Cash proceeds from exercise of options and warrants                                      --             142,500
  Cash proceeds from stock subscription receivable                                         --             200,000
  Cash proceeds from short-term notes payable                                              --             450,000
                                                                                  -----------         -----------
         Net cash used in financing activities                                        (84,732)            (33,104)
                                                                                  -----------         -----------

Change in Cash and Equivalents of Discontinued
    Accounting Software Business                                                     (245,313)             42,321
                                                                                  -----------         -----------
Increase (Decrease) in Cash and Equivalents                                             4,114          (1,258,851)
Cash and Equivalents, beginning of period                                              13,211           1,377,315
                                                                                  -----------         -----------
Cash and Equivalents, end of period                                               $    17,325         $   118,464
                                                                                  ===========         ===========

      See accompanying notes to condensed consolidated financial statements

                        WITS BASIN PRECIOUS MINERALS INC.
                      (f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., formerly Active IQ Technologies, Inc., a Minnesota corporation, ("we," "us," "our," "its" or the "Company") is a junior gold exploration company. On June 26, 2003, we entered into a joint venture with Hawk Precious Minerals USA, Inc., a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals Inc., (a corporation organized under the laws of the Canadian Province of Ontario) for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (a Minnesota limited liability company), was created to pursue the mineral rights to the FSC Project ("FSC") area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Mineral rights are in the form of exclusive, notarized Prospecting Contracts applied for and/or issued by the State and various option agreements with private owners over a land package totaling approximately 269,000 acres. The area has excellent infrastructure, is easily accessible, has limited environmental issues, has no known indigenous land claims, and a provision has been made to convert the rights under the new Minerals and Petroleum Development Act of South Africa. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd. ("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and is the operator of the project. We believe the FSC area has the potential for containing Witwatersrand-type gold mineralization. The historic Witwatersrand basin is host to the world's largest reserves of gold. It has produced over 1.5 billion ounces of gold during the past 117 years.

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business ("ASB") and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business ("HSB"). In December 2002, our Board of Directors authorized a plan to sell the ASB. As a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the three months and nine months ended September 30, 2002. See Note 5 for further discussion regarding the Discontinued Operations of ASB.

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

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. On July 9, 2003, following the formation of our joint venture with Hawk Precious Minerals USA, Inc., we changed our name to Wits Basin Precious Minerals Inc. in order to further associate our new business model with our corporate name. Presently, our only business model involves sharing in the rights of mineral exploration, specifically, in search of new goldfields.

Our principal office is located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Our telephone number is (612) 664-0570 and our Internet address is www.witsbasin.com. Our common stock trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol WITM. Prior to August 20, 2003, our common stock's OTCBB trading symbol was AIQT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

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

We recognized the revenues derived from ASB sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At December 31, 2002, deferred revenue was $1,774,491, as reported in the Discontinued Operations, see Note 5.

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

Capitalization of Exploration Costs

Exploration costs incurred in the search for new mineral properties are charged to expense as incurred. When it has been determined that a mineral property is economically viable, we will begin to capitalize the costs of subsequent reserve definition and expansion of the property.

Stock Based Compensation

In accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our common stock at the grant date over the amount the employee must pay for the stock. Our general policy is to grant stock options and warrants at fair value at the date of grant.

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted due to modifications of options of $182,213 and $96,850, for the nine months ended September 30, 2003 and 2002, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:

                                         Three Months Ended Sept. 30,     Nine Months Ended Sept. 30,
                                         ----------------------------    ------------------------------
                                            2003            2002             2003             2002
                                         -----------    -------------    -------------    -------------
Net loss:
  As reported                            $  (285,316)   $  (1,636,941)   $    (663,312)   $  (7,106,085)
  Pro forma                              $  (882,102)   $  (2,027,599)   $  (2,460,834)   $  (8,278,060)

Basic and diluted net loss per share:
  As reported                            $     (0.02)   $       (0.12)   $       (0.05)   $       (0.58)
  Pro forma                              $     (0.05)   $       (0.15)   $       (0.17)   $       (0.67)

Stock-based compensation
  As reported                            $     9,377    $      32,638    $     182,213    $      96,850
  Pro forma                              $   596,786    $     390,658    $   1,797,522    $   1,171,975

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option granted has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below for the three and nine months ended September 30:

                                         2003          2002
                                       --------      --------
Risk free interest rate                     4.5%            5%
Expected life of options granted       10 years      10 years
Expected volatility range                 308.1%        168.6%
Expected dividend yield                       0%            0%

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

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash, the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of the Company. The transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business. Revenues generated from our HSB were $0 and $108,233 during the three months ended September 30, 2003 and 2002, respectively.

NOTE 4 - EXPLORATION AGREEMENT

On June 26, 2003, we entered into a joint venture with Hawk Precious Minerals USA, Inc., ("Hawk USA") a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals Inc., (a corporation organized under the laws of the Canadian Province of Ontario), for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (the "LLC") a Minnesota limited liability company, was created to pursue the mineral rights to the FSC Project area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd. ("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and is the operator of the project.

Through a Joint Venture and Joint Contribution Agreement (the "Agreement"), the Company and Hawk USA have both made certain contributions to the LLC in exchange for equal ownership in the LLC. We made an initial $500,000 contribution as specified under the Agreement. This was the first of three contributions that will total $2,100,000. The balance of the remaining two contributions was originally scheduled as follows: on September 27, 2003, $1,000,000 was due, and on November 11, 2003, $600,000 was due. The September 27, 2003 contribution was subsequently extended to October 15, 2003, and has been made. The terms of the November 11, 2003 contribution were amended to allow the contribution to be paid in 2 equal payments of $300,000 on each of November 11, 2003 and April 30, 2004. Hawk USA contributed the interests it held in the FSC Project, known as "Heads of Agreement" as well as its interest in the "Oxide Zones" on its Holdsworth Property near Wawa, Ontario, Canada.

The LLC has no revenues year to date and has recorded $300,000 in exploration expenses for the period ended September 30, 2003. All subsidiary transactions and balances have been eliminated in consolidation.

As additional consideration for Hawk USA's mineral rights contributions, Hawk USA was issued 3,750,000 unregistered common shares of our common stock valued at $0.73 per share, based on the closing sale price of our common stock on June 26, 2003 as listed on the OTCBB.

We issued an option to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to one of our former directors for the consulting services rendered to complete this joint venture transaction. The option was valued at $102,000 using the Black-Scholes pricing model.

Components of exploration agreement are as followings:

                                                              September 30,     December 31,
                                                                  2003              2002
                                                              -------------     ------------
Total value of consideration contributed by Hawk USA              2,100,000               --
Issuance of common stock to Hawk USA                              2,737,500               --
Issuance of option to former director                               102,000               --
Joint venture costs                                                  27,889               --
                                                              -------------     ------------
                                                              $   4,967,389     $         --
                                                              =============     ============

In a news release dated October 8, 2003, AfriOre announced that it had commissioned the first drillhole of an initial three drillhole program and that the initial drillhole will take some three months to complete. The data obtained from the three drillholes will be used to calculate factors for the remaining drillhole program at the FSC Project. Due to the fact that the exploration began so late in the quarter, the LLC did not have sufficient data to determine what a reasonable amortization basis for the intangible asset would be (exploration agreement). Based on future information, a determination will be made on an amortization period for the intangible asset.

NOTE 5 - DISCONTINUED OPERATIONS

In December 2002, our Board of Directors authorized a plan to sell our ASB to key employees of that division. The ASB publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. We acquired (through the acquisition of 3 companies) the ASB during the year ended December 31, 2001 for the purpose of utilizing the business customer base to market other of our E-commerce products and services. The ASB consisted of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as "Red Wing." Also, during 2002, we determined to abandon our E-commerce business after acquiring the rights to develop and market hosted online document solution products. Therefore, once we abandoned the E-commerce business model to focus on the hosted solutions business, the accounting software business no longer fit within our business plan.

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

The following are condensed consolidated statements of discontinued operations for the:

                                                 Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                 ----------------------------    ----------------------------
                                                    2003            2002            2003             2002
                                                 ----------     -------------    -----------      -----------
Revenues                                           $     --     $   964,488      $ 1,491,059      $ 2,982,350
                                                   --------     -----------      -----------      -----------

Operating Expenses:
   Cost of goods sold                                    --         252,672          371,971          973,741
   Selling, general and administrative                   --         447,482          617,417        1,954,507
   Depreciation and amortization                         --         415,111           63,848        1,236,376
   Product development                                   --         194,156          231,243          276,830
   Loss on impairment of goodwill                        --              --               --        2,131,391
                                                   --------     -----------      -----------      -----------
            Total operating expenses                     --       1,309,421        1,284,479        6,572,845
                                                   --------     -----------      -----------      -----------
Income (loss) from discontinued operations               --        (344,933)         206,580       (3,590,495)

Other expense                                            --         (76,322)        (145,779)        (234,494)
                                                   --------     -----------      -----------      -----------

Net income (loss) from discontinued operations     $     --     $  (421,255)     $    60,801      $(3,824,989)
                                                   ========     ===========      ===========      ===========

Assets and liabilities of the ASB consisted of the following at December 31, 2002:

Cash                                               $     526,447
Accounts receivable, net                                 176,370
Inventories                                               46,438
Property and equipment, net                              119,561
Acquired software developed, net                         492,170
Goodwill, net                                          1,318,260
Other intangibles, net                                   869,927
Other assets                                              40,568
                                                   -------------
   Total assets                                    $   3,589,741
                                                   -------------

Accounts payable                                          81,064
Accrued expenses                                         244,360
Deferred revenue                                       1,774,491
Notes payable                                          1,582,904
                                                   =============
   Total liabilities                               $   3,682,819
                                                   -------------

Net liabilities of operations of discontinued
   Accounting Software Business                    $     (93,078)
                                                   =============

With the completion of the sale of the ASB on April 30, 2003, all assets and liabilities listed above were transferred to the Purchaser.

NOTE 6 - MINORITY INTEREST IN ACTIVE HAWK MINERALS LLC

As a 50% owner in the joint venture LLC with Hawk USA, we will be sharing in the rights from mineral exploration projects being operated by AfriOre in the FSC Project area of South Africa. Our ownership is based on cash contributions that will total $2,100,000. Hawk USA has contributed its interest in the Heads of Agreement, as well as its interest in the "Oxide Zones" on its Holdsworth Property near Wawa, Ontario, Canada.

We have a "Buyout Option" in which we can acquire Hawk USA's 50% interest in the LLC by issuing Hawk USA 2,500,000 of unregistered common shares, on or before October 6, 2003. Hawk USA subsequently extended the exercise date of the Buyout Option until November 7, 2003, and on that date, we exercised such option.

Based on our 50% ownership and the Buyout Option we have in the LLC, we have consolidated the financial statements, as of September 30, 2003, of Active Hawk Minerals, LLC into our own with a minority interest presented for the 50% owned by Hawk USA.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        Nine Months Ended September 30,
                                                                           2003                2002
                                                                        -----------         -----------
Cash paid for interest                                                  $        --         $    58,553
Non-cash financing and investing activities:
  Common stock issued in exchange for stock subscription receivable     $        --         $ 2,025,000
  Conversion of preferred stock into common stock                       $        --         $   365,000
  Conversion of notes payable into common stock                         $        --         $   348,757
  Conversion of accrued wages into common stock                         $    56,529         $        --
  Cancellation of stock subscription receivable                         $ 2,000,000         $        --
  Conversion of accounts payable into common stock                      $   250,000         $        --
  Issuance of common stock and warrant for investment
       in Active Hawk Minerals, LLC                                     $ 2,839,500         $        --

NOTE 8 - SUBSEQUENT EVENTS

On October 9, 2003, the Company's Board of Directors approved an extension on the expiration of our 690,000 publicly traded redeemable warrants until May 31, 2004 from the previous extended date of November 28, 2003.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses.

On November 7, 2003, the Company exercised its Buyout Option with respect to the joint venture. Pursuant to the terms of the Buyout Option, the Company issued 2,500,000 shares of its common stock in exchange for Hawk USA's 50% interest in the joint venture.

NOTE 9 - LEGAL PROCEEDINGS

On June 19, 2003, we were named as a defendant in a lawsuit by Jack A. Johnson, who served as our President and CEO until leaving the Company to accept employment with Stellent, Inc., following the sale to Stellent of our hosted solutions business. Mr. Johnson's Complaint asserts claims for breach of contract and seeks damages in excess of $50,000. We have denied all liability and are vigorously defending against Mr. Johnson's claims. The matter is currently in the discovery phase. We are unable to state, with any degree of certainty, the probable outcome of this matter.

As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company was a defendant in two separate and unrelated actions brought in District Court, City and County of Denver, Colorado. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations of one of Meteor Marketing, Inc., one of the Company's former subsidiaries. In October 2003, the parties reached a settlement of such litigation and filed with the court a stipulation for dismissal without prejudice. Pursuant to such settlement, the Company was not obligated to make any payments to the plaintiff, although the Company remains contingently liable pursuant to the guaranty.

The other legal proceeding venued in District Court in Denver, Colorado that was described in the Company's most recent Quarterly Report on Form 10-Q involved an action brought by Timothy L. White against the Company and Meteor Marketing, Inc. in which the plaintiff alleged that the Company was liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. As previously reported by the Company, the plaintiff obtained a default judgment against the Company. On October 9, 2003, the action was dismissed and such default judgment was vacated for improper service of process. Mr. White and Meteor Marketing subsequently entered into a forbearance agreement with respect to Meteor Marketing's outstanding obligations. Although, to the Company's knowledge, no attempt has since been made by the plaintiff to re-commence the action, in the event Meteor Marketing breaches or otherwise defaults upon its obligations under the forbearance agreement, Mr. White may again seek to hold the Company liable pursuant to its guaranty.

On May 15, 2003, Bobby Abrams filed suit against Red Wing Business Systems, Inc. and Champion Business Systems, Inc. (collectively "Red Wing") our wholly owned subsidiaries, in the amount of $100,000, relating to an accounting software upgrade for his personal business. We settled the litigation with a payment in the amount of $1,750 made to Mr. Abrams and on August 19, 2003, we received notice of a settlement agreement and mutual release, whereby the action was dismissed with prejudice as to all of the parties.

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

OVERVIEW

Wits Basin Precious Minerals Inc., formerly Active IQ Technologies, Inc., a Minnesota corporation, ("we," "us," "our," "its" or the "Company") is a junior gold exploration company. On June 26, 2003, we entered into a joint venture with Hawk Precious Minerals USA, Inc., a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals Inc., (a corporation organized under the laws of the Canadian Province of Ontario) for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (a Minnesota limited liability company), was created to pursue the mineral rights to the FSC Project ("FSC") area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Mineral rights are in the form of exclusive, notarized Prospecting Contracts applied for and/or issued by the State and various option agreements with private owners over a land package totaling approximately 269,000 acres. The area has excellent infrastructure, is easily accessible, has limited environmental issues, has no known indigenous land claims, and a provision has been made to convert the rights under the new Minerals and Petroleum Development Act of South Africa. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd. ("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and is the operator of the project. We believe the FSC area has the potential for containing Witwatersrand-type gold mineralization. The historic Witwatersrand basin is host to the world's largest reserves of gold. It has produced over 1.5 billion ounces of gold during the past 117 years.

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business ("ASB") and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business ("HSB"). In December 2002, our Board of Directors authorized a plan to sell the ASB. As a result of the formal plan, the results of operations have been reported as discontinued operations (the "Discontinued Operations") and previously reported condensed consolidated financial statements have been restated for the three months and nine months ended September 30, 2002. See Note 5 for further discussion regarding the Discontinued Operations of ASB.

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

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. On July 9, 2003, following the formation of our joint venture with Hawk Precious Minerals USA, Inc., we changed our name to Wits Basin Precious Minerals Inc. in order to further associate our new business model with our corporate name. Presently, our only business model involves sharing in the rights of mineral exploration, specifically, in search of new goldfields.

Our principal office is located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402. Our telephone number is (612) 664-0570 and our Internet address is www.witsbasin.com. Our common stock trades on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol WITM. Prior to August 20, 2003, our common stock's OTCBB trading symbol was AIQT.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues

Revenues for the three months ended September 30, 2003 were $0 compared to $108,233 for the same period in 2002. The 2002 revenues of $108,233 were generated by our HSB.

Revenues for the nine months ended September 30, 2003 were $132,455 compared to $377,792 for the same period in 2002. All of the 2003 revenues were generated by our HSB, whereas, the 2002 revenues were generated as follows: our HSB generated $331,018, and our former E-commerce model, called the Epoxy Network, generated $46,774. We sold our rights to the E-commerce model in 2002.

Since the completion of the sale of our HSB during the first quarter of 2003 and the reclassification of our ASB to Discontinued Operations, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results. We anticipate that our success in providing shareholder value is directly connected to the performance and discoveries made in the exploration for new goldfields in the FSC Project area.

Operating Expenses

Cost of goods sold for the three months ended September 30, 2003 were $0 compared to $177,738 for the same period in 2002. Cost of goods sold for the nine months ended September 30, 2003 were $35,354 compared to $378,681 for the same period in 2002. These costs include hosting fees and royalty payments due under the license agreement of the HSB. At this time, we do not anticipate incurring any more costs associated with sales, unless in the future, we add a business model with such components of operating expense.

Selling, general and administrative expenses were $135,491 for the three months ended September 30, 2003 as compared to $716,238 for the same period in 2002. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $645,743 as compared to $2,749,265 for the same period in 2002. These large reductions show the effect of the sale of all of our operating assets during the first half of 2003. We anticipate the rate of spending for the fourth quarter pertaining to selling, general and administrative expenses to approximate the third quarter level.

Exploration expenses relate to the expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC site. AfriOre made an announcement on October 8, 2003, of their commencement of the first of three drillholes.

Depreciation expense of property and equipment for the three months ended September 30, 2003 was $0 compared to $32,638 for the same period in 2002. Depreciation expense of property and equipment for the nine months ended September 30, 2003 was $8,935 compared to $111,514 for the same period in 2002. The large decreases reflect the overall decrease in our fixed asset base. With the completion of the sale of the HSB and ASB, we no longer have any depreciable assets and until such time as we make capital expenditures for new property or equipment, we do not expect to record any depreciation expense in future quarters. Our only amortization expense is reported in the Discontinued Operations as detailed below.

During the three months ended September 30, 2003, we had $0 loss on disposal of assets as compared to $3,894 for the same period in 2002. During the nine months ended September 30, 2003, we had $0 loss on disposal of assets as compared to $101,319 for the same period in 2002. The 2002 losses primarily represent the closing of the Epoxy Network, our former E-commerce model, office located in Las Vegas and the sale of older computer hardware in preparation of the HSB model.

Other Income and Expenses

Our other income and expense consists of interest and dividend income, other income, interest expense, and the loss on prepaid royalties. Interest income for the three months ended September 30, 2003 was $175 compared to $23,862 for the same period in 2002. Interest income for the nine months ended September 30, 2003 was $25,323 compared to $84,620 for the same period in 2002. The interest income we reported for 2003 was primarily earned from a federal income tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related equally to portfolio interest and the interest accrued on stock subscription receivables. For the nine months ended September 30, 2002, we recorded an interest expense of $5,456 related to a short term note payable.

For the nine months ended September 30, 2003, we recorded $150,000 of other income for referral fees for our sales efforts in connection with customers that were not candidates for our online document management hosted solution. We recorded $20,000 of other income for the nine months ended September 30, 2002, when we granted the non-exclusive rights to use and distribute our E-commerce business to an unrelated third party.

For the nine months ended September 30, 2003, we had a loss on prepaid royalties $434,895 of other expense related to the sale of our HSB to Stellent, Inc., which occurred in March 2003. The remaining balance of the prepaid royalties was expensed and netted together with the assets and liabilities of the HSB sold in the transaction.

Income Tax Refund

We filed an amended Federal Income Return on prior Non-Operating Losses (NOL's) and received a tax refund in the amount of $243,920 during the quarter ended June 30, 2003. No further refunds will be available based on current tax law for the periods previously amended.

Discontinued Operations

The following are condensed consolidated statements of discontinued operations for the:

                                                 Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                 ----------------------------    ----------------------------
                                                    2003            2002            2003             2002
                                                 ----------     -------------    -----------      -----------
Revenues                                           $     --     $   964,488      $ 1,491,059      $ 2,982,350
                                                   --------     -----------      -----------      -----------

Operating Expenses:
   Cost of goods sold                                    --         252,672          371,971          973,741
   Selling, general and administrative                   --         447,482          617,417        1,954,507
   Depreciation and amortization                         --         415,111           63,848        1,236,376
   Product development                                   --         194,156          231,243          276,830
   Loss on impairment of goodwill                        --              --               --        2,131,391
                                                   --------     -----------      -----------      -----------
            Total operating expenses                     --       1,309,421        1,284,479        6,572,845
                                                   --------     -----------      -----------      -----------
Income (loss) from discontinued operations               --        (344,933)         206,580       (3,590,495)

Other expense                                            --         (76,322)        (145,779)        (234,494)
                                                   --------     -----------      -----------      -----------

Net income (loss) from discontinued operations     $     --     $  (421,255)     $    60,801      $(3,824,989)
                                                   ========     ===========      ===========      ===========

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. Net cash provided by operating activities was $215,928 for the nine months ended

September 30, 2003, compared to net cash used by operating activities of $2,123,371 for the same period in 2002.

We had working capital deficit of $158,681 at September 30, 2003, compared to working capital deficit of $509,372 at December 31, 2002. Cash and equivalents were $17,325 at September 30, 2003, representing an increase of $4,114 from the cash and equivalents of $13,211 at December 31, 2002.

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash, the reimbursement of transaction-related expenses incurred by us in the amount of $150,000, and the assumption of certain obligations, liabilities and employees of the Company. The transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business.

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

On June 26, 2003, we began our participation in a joint venture with Hawk Precious Minerals USA, Inc., ("Hawk USA") a Minnesota corporation and wholly owned subsidiary of Hawk Precious Minerals Inc., (a corporation organized under the laws of the Canadian Province of Ontario), for the exploration of gold minerals in the Republic of South Africa. The joint venture, named Active Hawk Minerals, LLC (the "LLC") a Minnesota limited liability company, was created to pursue the mineral rights to the FSC Project area in South Africa held by Kwagga Gold (Proprietary) Limited ("Kwagga"). Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd. ("AfriOre"). AfriOre is a coal producer and a precious minerals exploration company with offices in Johannesburg, South Africa and is the operator of the project.

Through a Joint Venture and Joint Contribution Agreement (the "Agreement"), the Company and Hawk USA have both made certain contributions to the LLC in exchange for equal ownership in the LLC. We made an initial $500,000 contribution as specified under the Agreement. This was the first of three contributions that will total $2,100,000. The balance of the remaining two contributions was originally scheduled as follows: on September 27, 2003, $1,000,000 was due, and on November 11, 2003, $600,000 was due. The September 27, 2003 contribution was subsequently extended to October 15, 2003, and has been made. The terms of the November 11, 2003 contribution were amended to allow the contribution to be paid in 2 equal payments of $300,000 on each of November 11, 2003 and April 30, 2004. In addition, we have a "Buyout Option" in which we can acquire Hawk USA's 50% interest in the LLC by issuing Hawk USA 2,500,000 common shares, on or before October 6, 2003. Hawk USA subsequently extended the exercise date of the Buyout Option until November 7, 2003, and on that date, we exercised such option.

We anticipate that the existing sources of liquidity will not provide cash to fund operations for the next twelve months. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions and to develop a credit facility with a lender or the exercise of options and warrants. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

RISKS FACTORS

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALL CAP MARKET.

Since our common stock has been delisted from the Nasdaq SmallCap Market, trading, if any, in our common stock will be conducted in the over-the-counter markets in the so-called "pink sheets" or the "OTC Bulletin Board." Consequently, the liquidity of our common stock is impaired, not only in the number of shares which can be bought and sold, but also through delays in the timing of the transactions, reduction in the coverage of our securities by security analysts and the news media, and lower prices for our securities than might otherwise prevail. In addition, our common stock has become subject to certain rules of the Securities and Exchange Commission relating to "penny stocks." These rules require broker-dealers to make special suitability determinations for purchasers other than established customers and certain institutional investors and to receive the purchasers' prior written consent for a purchase transaction prior to sale. Consequently, these "penny stock rules" may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect stockholders' ability to sell shares of our common stock in the secondary market.

WE HAVE SOLD OUR ONLY CONTINUING OPERATIONS REVENUE SOURCE AND SUBSTANTIALLY ALL OF OUR ASSETS

On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business, which was our only source of revenue from continuing operations. We received $650,000 in cash for the assets used in the Hosted Solutions Business and we were reimbursed $150,000 for expenses we incurred as a result of the transaction.

On April 30, 2003, we completed the sale of substantially all of the assets of the Accounting Software Business to key employees of that division. Our original reason for acquiring these companies was to utilize the businesses' customer base in order to market to those customers our E-commerce products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the E-commerce to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. Furthermore, the results of operations have been reported as discontinued operations, providing no future benefit to our ongoing business plan.

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

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the nine months ended September 30, 2003, we had a net loss of $285,316, and since our inception through September 30, 2003, we have incurred an aggregate net loss of $23,244,306. As of September 30, 2003, we had total assets of $5,188,048. We expect operating losses to continue for the foreseeable future. There can be no assurance that we will ever be able to operate profitably.

WE WILL REQUIRE FUTURE FINANCING.

Additional financing will be needed in order to fund beyond the initial 5 to 7 drillhole program at the FSC Project, to fund exploration of the Holdsworth Property near Wawa, Ontario, Canada, or to potentially make further acquisitions or complete other mergers or joint ventures with other business models. We cannot guarantee that the additional financing will be available when needed.

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

UNCERTAINTY OF RESERVE AND MINERAL RESOURCE ESTIMATES

At this time, we cannot make any estimates regarding probable ore reserves and mineral resources; and therefore, no assurance can be given that any size of reserves or grades of reserves will be realized. The ore grade actually discovered by us and if recoverable, may differ from the reserves and mineral resources already discovered and recovered by others in the same region of our planned exploration. Production, if begun, could differ dramatically for the following reasons:

     - mineralization or formations could be different from those predicted by drilling, sampling and similar examinations;

     - increases in mining operating costs and processing costs could adversely affect ore reserves;

     - the grade of the ore reserves may vary significantly from time to time and there is no assurance that any particular level of gold may be recovered from the ore reserves; and

     - declines in the market price of gold may render the mining of some or all of our ore reserves uneconomic.

Any of these factors could require us to significantly alter operations or increase our costs. Short-term factors, such as the need for the additional development of a deposit or the processing of new or different grades, may impair our profitability. Should the market price of gold fall, we could be required to materially write down our investment in mining properties or delay or discontinue production or the development of new projects.

NATURE OF MINERAL EXPLORATION AND MINING

The exploration for and development of mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate, regardless of the amount of careful evaluation applied to a process. While the discovery of an ore body may result in substantial rewards, few properties are ultimately developed into producing mines. Major expenses may be required to establish ore reserves, to develop metallurgical processes and to construct mining and processing facilities at a site. It is impossible to ensure that the current programs planned by us will result in a profitable commercial mining operation.

Our operations are subject to all of the hazards and risks normally incident to exploration, development and production of gold, any of which could result in damage to life or property, environmental damage and possible legal liability for any or all damage. Our activities may be subject to prolonged disruptions due to weather conditions, depending on the location of operations in which we have interests. Hazards, such as unusual or unexpected formations, rock bursts, pressures, cave-in, flooding or other conditions may be encountered in the drilling and removal of material. While we may obtain insurance against certain risks, in such amounts as we consider adequate, the nature of these risks are such that liabilities could exceed policy limits or could be excluded from coverage. There are also risks against which we cannot insure or against which we may elect not to insure. The potential costs which could be associated with any liabilities not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations, may cause substantial delays and require significant capital outlays, adversely affecting our earnings and competitive position in the future and, potentially, our financial position and results of operation.

Whether a gold deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as its size and grade; proximity to infrastructure; financing costs; and governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection. The effect of these factors cannot be accurately predicted, and the combination of any of these factors may result in our not receiving an adequate return on invested capital.

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

COMPETITION

The mineral exploration and mining business is competitive in all of its phases. There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate conducting exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, in the search for and the acquisition of attractive mineral properties. Our ability to acquire properties in the future will depend not only on our ability to develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for mineral exploration. There is no assurance that we will continue to be able to compete successfully with our competitors in acquiring such properties or prospects.

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

TITLE MATTERS

We expect that we will have good and proper right, title and interest in and to the mining claims we currently respectively own, have optioned or intend to acquire, of the mining claims that we will explore and develop, subject to the description of the properties appearing elsewhere in this information. No assurance, however, can be given that such claims are not subject to prior unregistered agreements or interests or undetected claims or interests, which could be material and adverse on us. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the mineral rights are held by us.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

Our proposed activities are subject to extensive federal, provincial and local laws and regulations controlling not only the exploration for and mining of mineral properties, but also the possible effects of such activities upon the environment. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of our properties or optioned properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations which may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. It is possible that the costs and delays associated with the compliance of such laws, regulations and permits could become such that we would not proceed with the development or operation of a mine. While we are not presently aware of any material environmental constraints affecting the development of our properties that would preclude their economic development or operation, the manner in which environmental legislation is evolving indicates there could be stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There can be no assurance that future changes to environmental regulation, if any, will not adversely affect our operations. Environmental hazards may exist on the properties in which we hold interests that have been caused by previous or existing owners or operators. Furthermore, compliance with environmental reclamation, closure and other requirements may involve significant costs and other liabilities.

PERFORMANCE OF KEY PERSONNEL

We are dependent on a relatively small number of key employees and consultants, the loss of any could have an adverse effect on us. We currently do not have key person insurance on these individuals.

CONFLICTS OF INTEREST

Certain directors and officers of ours may serve as directors or officers of other companies, or have shareholdings in other companies, involved in natural resource exploration and development, and to the extent that such other companies may participate in ventures in which we may participate, the directors of the Company may have a conflict of interest in negotiating and concluding terms respecting the extent of such participation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitivity

We do not enter into contracts for speculative purposes, nor are we a party to any leveraged instruments. There has been no material change in our market risks associated with debt obligations during the quarter ended September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the company's management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a--15(e) and 15d--15(e), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 19, 2003, we were named as a defendant in a lawsuit by Jack A. Johnson, who served as our President and CEO until leaving the Company to accept employment with Stellent, Inc., following the sale to Stellent of our hosted solutions business. Mr. Johnson's Complaint asserts claims for breach of contract and seeks damages in excess of $50,000. We have denied all liability and are vigorously defending against Mr. Johnson's claims. The matter is currently in the discovery phase. We are unable to state, with any degree of certainty, the probable outcome of this matter.

As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company was a defendant in two separate and unrelated actions brought in District Court, City and County of Denver, Colorado. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations of one of Meteor Marketing, Inc., one of the Company's former subsidiaries. In October 2003, the parties reached a settlement of such litigation and filed with the court a stipulation for dismissal without prejudice. Pursuant to such settlement, the Company was not obligated to make any payments to the plaintiff, although the Company remains contingently liable pursuant to the guaranty.

The other legal proceeding venued in District Court in Denver, Colorado that was described in the Company's most recent Quarterly Report on Form 10-Q involved an action brought by Timothy L. White against the Company and Meteor Marketing, Inc. in which the plaintiff alleged that the Company was liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. As previously reported by the Company, the plaintiff obtained a default judgment against the Company. On October 9, 2003, the action was dismissed and such default judgment was vacated for improper service of process. Mr. White and Meteor Marketing subsequently entered into a forbearance agreement with respect to Meteor Marketing's outstanding obligations. Although, to the Company's knowledge, no attempt has since been made by the plaintiff to re-commence the action, in the event Meteor Marketing breaches or otherwise defaults upon its obligations under the forbearance agreement, Mr. White may again seek to hold the Company liable pursuant to its guaranty.

On May 15, 2003, Bobby Abrams filed suit against Red Wing Business Systems, Inc. and Champion Business Systems, Inc. (collectively "Red Wing") our wholly owned subsidiaries, in the amount of $100,000, relating to an accounting software upgrade for his personal business. We settled the litigation with a payment in the amount of $1,750 made to Mr. Abrams and on August 19, 2003, we received notice of a settlement agreement and mutual release, whereby the action was dismissed with prejudice as to all of the parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          WITS BASIN PRECIOUS MINERALS INC.
                                          (f/n/a ACTIVE IQ TECHNOLOGIES, INC.)

                                          By: /s/ H. Vance White
                                              ----------------------------------
                                                  H. Vance White
                                                  Chief Executive Officer

                                          By: /s/ Mark D. Dacko
                                              ----------------------------------
                                                  Mark D. Dacko
                                                  Chief Financial Officer

Date: November 12, 2003