Form 10-K
period 2003-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2004-03-30
CIK 912875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2003
Commission File Number: 1-12401

WITS BASIN PRECIOUS MINERALS INC.

(Exact Name of Issuer as Specified in its Charter)

MINNESOTA	84-1236619

(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

800 NICOLLET MALL, SUITE 2690, MINNEAPOLIS, MINNESOTA 55402
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (612) 664-0570

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

Yes |X|   No |_|

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes |_|    No |X|

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $7,008,000 based on the closing sale price of $0.75 on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter.

On March 26, 2004, 33,275,181 shares of common stock (the Registrant’s only class of voting stock) were outstanding.

WITS BASIN PRECIOUS MINERALS INC.
(f/k/a Active IQ Technologies, Inc.)

     Annual Report on Form 10-K
For the Year Ended December 31, 2003

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report and in the documents incorporated by reference into this Annual Report, which are forward-looking in nature, are based on the current beliefs of our management, as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this prospectus, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this prospectus with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 1 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a precious minerals exploration company based in Minneapolis, Minnesota. For fiscal 2003, we held interests in two mineral exploration projects, one in South Africa and one in Canada. Our primary holding is a right to earn up to a 50 percent passive interest in Kwagga, which holds the rights and interests in the “FSC Project,” an exploration project covering 140,000 hectacres, adjacent to the Witwatersrand goldfields in South Africa. We also own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectacres, located in the Wawa area near the village of Hawk Junction, Ontario. In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in the FSC Project, these rights may take the form of ownership interests in entities holding exploration rights. Further, although our only current interests are gold exploration projects, future projects may involve other precious or base minerals.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In conjunction with our April 2001 merger with activeIQ Technologies Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. On July 9, 2003, following our transaction to acquire the rights to the FSC and Holdsworth Projects, we changed our name to Wits Basin Precious Minerals Inc. in order to further associate our corporate name with our new business model.

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business. In December 2002, our Board of Directors authorized a plan to sell the Accounting Software Business, which accounted for approximately 89 percent of our total revenues and represented approximately 75 percent of our total assets as of and for the year ended December 31, 2002. On April 29, 2003, at a special shareholder meeting, the shareholders of the Company approved the sale and on April 30, 2003, we completed the sale of substantially all of the assets of the Accounting Software Business to two key employees of that division.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet though our Hosted Solutions Business. Following our decision to sell the Accounting Software Business, we came to the conclusion that, due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. Accordingly, on March 14, 2003, we sold all of our assets related to the Hosted Solutions Business, which accounted for approximately 25 percent of our total assets and accounted for approximately 11 percent of our consolidated revenues as and for the year ended December 31, 2002. The transaction did not require shareholder approval under Minnesota law since the assets relating to our Hosted Solutions Business did not constitute all or substantially all of the assets of our Company as a whole.

ACTIVE HAWK MINERALS, LLC

On June 26, 2003, pursuant to a joint venture and contribution agreement, the Company and Hawk Precious Minerals USA, Inc. (“Hawk USA”) formed a Minnesota limited liability company known as Active Hawk Minerals, LLC (“Active Hawk”). Hawk USA is a wholly owned subsidiary of Hawk Precious Minerals Inc., (“Hawk”) an Ontario, Canada based company. In exchange for receiving a 50 percent equity interest in Active Hawk, we contributed 3,750,000 shares of our common stock to Hawk USA, which represented an issuance of 28.2 percent of our total issued and outstanding common stock. In exchange for its 50 percent equity interest in Active Hawk, Hawk USA contributed all of its interest in its “Heads of

Agreement” with Kwagga Gold (Proprietary) Limited (“Kwagga”), a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”), relating the FSC Project. Hawk USA also contributed to Active Hawk all of its interest in a 304 hectare gold exploration project located near Hawk Junction, Ontario, Canada. Pursuant to the terms of our agreement with Hawk USA, we also received an option to acquire Hawk USA’s entire 50 percent equity interest in Active Hawk in exchange for issuing to Hawk USA an additional 2,500,000 shares of our common stock. We exercised the option to purchase Hawk USA’s interest in Active Hawk on November 7, 2003, and issued the stock, which represented an issuance of 9.0 percent of our total issued and outstanding common stock. Active Hawk is now our wholly owned subsidiary.

HEADS OF AGREEMENT

The Heads of Agreement was entered into among Kwagga, AfriOre and Hawk on June 4, 2003. As indicated above, pursuant to our joint venture and contribution agreement with Hawk USA, Hawk assigned its rights under the Heads of Agreement to Hawk USA on June 26, 2003. As discussed above, since Active Hawk is now our wholly owned subsidiary, when we refer “our” rights and obligations under the Heads of Agreement, we are referring to the rights and obligations of Active Hawk.

The Heads of Agreement sets forth the parties’ rights and obligations with regard to exploring for, and if warranted, exploiting base or precious minerals discovered in the property covered by the FSC Project. In particular, through Active Hawk, we have the right to acquire an aggregate 50 percent passive equity interest in Kwagga in exchange for funding the exploration, development and maintenance of the FSC Project in an aggregate amount up to $3,500,000. The Heads of Agreement originally provided that we were to initially contribute the aggregate sum of $2,100,000 in three installments of $500,000, $1,000,000 and $600,000 in June 2003, September 2003 and November 2003, respectively. Kwagga subsequently agreed to allow us to pay one-half of the November installment by April 30, 2004. Accordingly, we have advanced $1,800,000 to date and are required to make a final $300,000 installment by April 30, 2004. If we fail to make the final $300,000 installment by the prescribed due date, Kwagga has specific rights to terminate our interests.

Kwagga is required to use our initial $2,100,000 contribution to incur expenditures for the exploration, development and maintenance of the FSC Project. Once Kwagga completes such expenditures in the aggregate amount of $2,100,000, we will be issued such number of shares of Kwagga’s capital stock representing a 35 percent interest. In the event Kwagga elects to discontinue incurring qualified expenditures or if less than $2,100,000 is expended prior to June 2006, then we have the right to either (a) direct Kwagga to retain the balance of the $2,100,000 then held, whereupon we will be issued shares of Kwagga capital stock representing a 35 percent interest, or (b) terminate the Heads of Agreement, whereupon Kwagga shall repay an amount equal to the remaining balance of our initial $2,100,000 contribution and our interest in the FSC Project will terminate.

AfriOre or one of its affiliates will be the operator of the FSC Project. As operator, AfriOre will have sole discretion to determine all work to be carried out on the FSC Project and will be responsible for ensuring that the property and the project are at all times in compliance with applicable laws. AfriOre is required to provide us with quarterly written reports describing the work completed and the funds expended therewith. As consideration for its role as the project operator, AfriOre will be entitled to a fee equal to 10 percent of all qualified expenditures made in connection with the FSC Project.

Upon completion of qualified expenditures in the aggregate amount of $2,100,000, AfriOre is required to deliver to us a report that details the expenditures incurred, the work carried out with respect to the Project and the results of such work. Within 120 days of our receipt of such report, we have the right to purchase an additional number of shares such that, in the aggregate, we would own a 50 percent passive equity interest in Kwagga in exchange for an additional $1,400,000. These additional funds would then be used to fund a second phase of exploration work on the FSC Project.

If we determine not to elect to provide the funding for the second phase, we may request that AfriOre purchase our 35 percent interest for an aggregate price of $1,050,000. If AfriOre declines to purchase our 35 percent interest, we may elect to cease funding Kwagga. In that event, however, we no longer would have any rights to vote any shares of Kwagga’s capital stock owned by us and may be subject to dilution of our equity interest in Kwagga.

In accordance with South African legislation, the Heads of Agreement provides that Kwagga will offer to a black economic empowerment group an option to purchase a 28 percent equity stake in Kwagga at a price to be mutually agreed upon by us, Kwagga and AfriOre. See “—South African Black Economic Empowerment Legislation” below. If such empowerment groups exercises such right to be granted, our interest in Kwagga would be proportionately diluted. For example, if we own 50 percent of Kwagga’s outstanding capital stock prior to the time any black economic empowerment group purchases a 28 percent stake, we would own 36 percent of Kwagga’s outstanding capital after the sale.

After all of the funds contributed by us and any black empowerment group have been expended on the FSC Project, we, AfriOre and any such empowerment group will contribute on a pro rata basis all such further amounts necessary to continue funding the exploration work on the project on a pro rata basis. In the event any of the parties do not fully contribute in proportion to their respective equity interest in Kwagga, such party’s interest will be proportionately diluted.

Other than our right to receive quarterly reports concerning the completion of work on the FSC Project, we have no rights under the Heads of Agreement to direct any exploration activities, receive information concerning the project or any right to examine any records, data or other information concerning the project. Our participation is the FSC project and our relationship with Kwagga is essentially as a passive investor and we will therefore be substantially dependent on AfriOre, as the project operator. AfriOre is a wholly owned subsidiary of AfriOre Limited, a publicly-held company listed on the Toronto Stock Exchange (TSX: AFO). Historically, AfriOre Limited has operated coal and anthracite mines in South Africa, but more recently the company has been increasing its focus on gold exploration projects. AfriOre Limited’s management has significant experience in gold mining projects. For example, AfriOre Limited’s chairman, Stuart R. Comline, has been with the company since 1997, initially hired as vice-president, project development and in December 1999 was appointed president where he served until August 2002. From 1995 to 1997, Mr. Comline provided consulting and project management services in a private company he established. From 1981 to 1995, Mr. Comline served in various positions with JCI Company Limited and JCI Limited, including general manager of that company’s geology department. Michael van Aswegen, AfriOre Limited’s president and CEO, has over 20 years experience in with Anglovaal Mining Limited, a South African-based resource and exploration company. He joined AfriOre Limited in May 2001 as its vice president of exploration to lead the company’s gold exploration projects in South Africa. He was appointed president and CEO in August 2002. Based on the company’s history and its management, we believe AfriOre is well suited to serve as the operator of the FSC Project.

FSC PROJECT

Overview

AfriOre, through Kwagga, holds exclusive exploration rights to 140,000 hectacres area in South Africa known as the “FSC Project.” Located adjacent to the major goldfields discovered at South Africa’s Witwatersrand Basin, we believe the FSC Project may reveal extensions of the Witwatersrand Basin. The FSC Project encompasses an area in South Africa from Colesberg, Northern Cape Province in the south, stretching north-northeasterly across the Orange River to beyond Jagersfontein, Free State Province, a distance of approximately 140 kilometers. The region is generally comprised of well-established rural agricultural land, but with well-developed local resources and infrastructure.

The FSC Project area is easily accessible via the N-1 motorway, which is the main Cape Town-Johannesburg route, as well as a network of well-established secondary paved highways and other roads. The city of Bloemfontein, the capital of the Free State Province and sixth largest city in South Africa, is approximately 225 km to the northeast of Colesburg on the N-1 and about 125 km northeast of Jagersfontein. Bloemfontein is a major transportation hub with road, railroad and air links branching in all directions.

The FSC Project region has good existing infrastructure, including major arterial and secondary highways, railway lines, a modern electrical grid, a major nearby water supply, well-developed cities with modern necessities and conveniences, and a good pool of skilled and unskilled labor.

Geology

The geology of the FSC Basin is understood in only very simple terms. Geophyscial surveys covering the FSC Project area range from country-wide aeromagnetic and gravity surveys, to a detailed aeromagnetic survey of part of the southern margin of the FSC Basin, to reflection seismic profiles surveyed by a group of large mining companies. Since the 1940s, 39 boreholes have been drilled in the greater FSC Basin. All of these drilling programs were conducted outside of the FSC Project area, except one hole located on a farm east of Philipollis, which intersected the following lithostratigraphic units:

From	To		Description
0	1,444,14	m	Karoo Supergoup
1,444.14m	2,672.49	m	Transvaal Supergroup, Chuniesport Group: interbedded dolomite,
			shales and quartzite.
2,672.49m	2,687.29	m	Transvaal Supergroup, Chuniesport Group: Black Reef Quartzite
			Formation, black shales at top followed by quartzite and pebble
			conglomerates.
2,687.29m	2,731.01	m	Ventersdorp Supergoup, Amygdaloidal lavas.

Previous Exploration Efforts

AfriOre’s interest in the FSC Project began in 1996. Based largely on geophysical modeling government aeormagnetic and other published data, such as regional gravity maps and some borehole data, AfriOre’s consultants theorized about the possibility of a major extension of the Witwatersrand Basin to the south and east. In the past six years, AfriOre has compiled and interpreted geophysical data from government sources, geophysical and borehole data from previous mining company exploration programs and has conducted its own geophysical and drilling programs.

In 1999, AfriOre formed a joint venture with Iamgold Corporation, a Canadian-based gold mining company, to explore a portion of the FSC Project area. The AfriOre-Iamgold partnership commissioned the completion of two drillholes and other geological studies in order to ascertain the presence Witwatersrand rock extensions in the FSC Project area. Iamgold concluded, however, that the sequence was too young to correspond to the targeted Witwatersrand Basin rocks that might host gold mineralization Based on an evaluation of the seismic data in terms of this information, Iamgold concluded that the occurrence of mineralized Witwatersrand rocks within the joint venture project area was very unlikely Iamgold therefore withdrew from the joint venture in June 2002.

Current Exploration Program

In October 2003, supported by funding provided by us under the Heads of Agreement, AfriOre commissioned the first range-finding drillhole of an initial three range-finding drillhole program at the FSC Project. The initial program, which is expected to be completed by mid 2004, is anticipated to include total of approximately 6,200 meters of drilling and is aimed at establishing the presence of stratigraphic units related to Witwatersrand gold deposits in the depth range of 1,200 meters to 1,500 meters below surface. Previous drilling and geophysical mapping indicate that Witwatersrand rocks may be preserved under Mesozoic cover rocks in the project area.

The first drillhole has been sited after a comprehensive analysis of data from the recently completed aeromagnetic survey and the reprocessing of ground based gravity data. The aeromagnetic survey utilized the latest three sensor horizontal gradient technology to achieve a high resolution coverage over an area 1,231 square kilometers, which included 28,380 line kilometers, flown at a 500 meter line spacing. The resulting data set has been combined with similar data from a previous aeromagnetic survey completed by AfriOre, which covered an area of 290 square kilometers. The interpretation also incorporated updated ground gravity data, covering an area of 8,530 square kilometers, as well as information from AfriOre’s comprehensive database of historical drilling and seismic survey data.

The integrated geophysical interpretation has enhanced the signatures of the various anomalies, which were identified in AfriOre’s previous aeromagnetic survey and which are postulated to indicate the magnetic shale units of the Witwatersrand’s West Rand Group. Elsewhere in the Witwatersrand basin, similar anomalies occur below the upper Witwatersrand’s Central Rand Group, the host rocks to the mineralized gold reefs. In addition, gravity anomalies have also been delineated parallel to the strike of the magnetic high anomalies and are interpreted as possible manifestations of the Central Rand Group rocks.

Although the interpretation of these anomalies is not certain, the anomalies can be traced through the cumulative 135 kilometers of strike of the three regional targets, which were originally identified by AfriOre. Previous drilling of similar anomalies elsewhere in the FSC Project Area has proved that such anomalies are caused by West Rand Group rocks. The recently interpreted data has refined the configuration of these three regional targets and AfriOre believes it is now possible to more accurately delineate five high priority targets in individual structural blocks with a cumulative strike length of 60 kilometers. The aim of the initial program is to drill within the higher priority targets to confirm the identity of the rocks, which cause the geophysical anomalies and to determine their stratigraphic setting. The three drillholes will be drilled sequentially and the initial drill hole will take some three months to complete. Regardless of the data amassed to date, the FSC Project is purely exploratory in nature as there are no known gold occurrences in the FSC Project area.

South African Black Economic Empowerment Legislation

In order to ensure that all South Africans eventually benefit from the exploration and exploitation of their country’s precious minerals, in October 1998 the government of South Africa issued a white paper concerning minerals and mining policy for South Africa. Although the paper addressed a full range of issues relating to South African mining, it primarily focused on ownership of mineral rights. Several forms of legislation covering South African mining policy were debated in the South African parliament in the following years, and eventually, South Africa enacted a mineral and petroleum resources development bill in 2002. Among the fundamental principals stated in the bill were that mineral resources are the common heritage of all South Africans and belong collectively to all peoples in South Africa, and that to redress the results of past racial discrimination and ensure that historically disadvantaged persons participate in the mineral and mining industry and benefit from the exploitation of the nation’s mineral resources. Most key provisions of this mining legislation are not operative but rather articulate objectives and direct that further action be taken. Nonetheless, the South African government has expressed a desire that black South Africans acquire and maintain certain levels of equity ownership in mineral and mining projects, including that each mining project have 26 percent ownership by black South Africans. The legislation contemplates that the transfer of ownership is to be done at fair market value.

In January 2004, the president of South Africa signed the “Broad-Based Black Economic Empowerment Act,” which is enabling legislation the purposes of which is to provide the framework needed for the promotion of black empowerment in order to redress the existing economic disparities that resulted from apartheid. The Act establishes the “Black Economic Empowerment Advisory Council,” which will be charged with, among other things, advising the government on black empowerment, reviewing progress in achieving black economic empowerment, advising on draft regulations to be implemented to achieve the legislative goals, facilitating partnerships between the government and private sector that will advance the objectives of the Act. The Act also directs the adoption of regulations by the Minister of Regulation and Trade that includes a strategy for an integrated and uniform approach to increasing black empowerment and developing a plan for financing such empowerment.

To date, much of South Africa’s mining and black empowerment legislation is not yet fully effective and often takes the form of policy statements. Accordingly, it is difficult for us to accurately assess the impact this or any new legislation will have on our interest in the FSC Project, including the approximate dates when these measures will become binding. Nevertheless, as discussed above, the Heads of Agreement contemplates that the South African government will eventually require that any precious mineral exploration or mining project to a level at least equal to 26 percent. Accordingly, in anticipation of these initiatives, the Heads of Agreement provides that at some point in the future Kwagga will offer up to 28 percent of its capital stock to a black empowerment group at a fair market value price. See “—Heads of Agreement.”

HOLDSWORTH PROJECT

We have the rights to 19 contiguous patented mining claims covering approximately 304 hectacres in northern Ontario, Canada, which we refer to as the “Holdsworth Project.” We acquired our interest in the Holdsworth Project from Hawk USA, which had contributed its interest in the project in June 2003 in connection with the formation of Active Hawk Minerals, LLC. The mining claims that we hold allow us to conduct both exploration and exploitation activities in the oxide zone of the Holdsworth Project. As indicated below under “—Our Exploration Plans,” however, we do not have any current plans to begin exploration activities on the Holdsworth Project.

The Holdsworth Project claims straddle Corbiere and Esquega Townships in northern Ontario. The property is located approximately 2 miles northwest of the town of Hawk Junction, Ontario, which is approximately 12 miles northeast of Wawa, Ontario. The terrain within the Holdsworth Project consists of rolling to steep rocky ridges separated by low lying to swampy valleys. The area is generally located in a forest with thick underbrush throughout the property.

The property is accessible by means of a 3.2 kilometer graveled bush road leading north from Hawk Junction and old skidder and backhoe roads provide access to a majority of the known mineralized zones on the property. Two paved highways connect Hawk Junction with Wawa to the west.

Hawk Junction is also a main stop on the Canadian National Railway and the Wisconsin Rail Line. The rail bed for a branch line extending from Hawk Junction to a shipping facility approximately 30 kilometers to the southwest at Michipicoten Harbor on Lake Superior, which handles ocean going and Great Lake freighters. This rail bed passes through the Holdsworth Project area. All of the requirements for a mining operation (electricity, infrastructure, personnel etc.) are readily available in the area.

Geological Setting and Gold Occurrences

Hawk commissioned a geologist’s report in October 2002, which presented a description of the geological setting and gold occurrences in the Holdsworth Project area and described the history of previous work on the property, including a summary of the results of such work. Summaries of portions of the report are described below.

The Holdsworth Project is located within the Michipicoten Greenstone Belt, an Archean aged member of the Superior Province of the Canadian Precambrian Shield. This belt consists of Michipicoten Group volcanic and sedimentary rocks, and subvolcanic intrusive bodies of variable size. A network of northwest to northeast trending diabase dykes cuts all of these units. Relatively small carbonatite intrusive complexes occur locally.

The Holdsworth Project is located on the south flank of the Michipicoten Greenstone Belt. Rocks on the property consist of greenstone facies mafic to felsic metavolcanics with local clastic and chemical (iron formation) metasedimentary rocks and mafic to felsic intrusive rocks. According to 1995 regional geological mapping, major iron formation in the area occurs at the contact between two volcanic cycles. On the Holdsworth Project property, the iron formation unit consists of massive pyrite deposits situated at the contact between felsic volcanics (mainly tuffaceous rocks) and overlying mafic volcanic flows. The stratigraphy is locally disrupted by small scale high angle faulting and subparallel folding and shearing.

There are two known gold prospects on the Property. These include the quartz vein hosted Soocana Quartz Vein and the Holdsworth Pyrite Prospect.

The Soocana Quartz Vein is a south dipping quartz-carbonate vein system, localized within an altered shear zone cutting mafic intrusive and extrusive rocks. The highly deformed core of the gold bearing quartz ankente vein is accompanied by sericite, tourmaline, pyrite, chalcopyrite and local green mica. This core is enveloped by less deformed bleached zones containing calcite, pyrite and chlorite. The surrounding rocks are dark grey-green, relatively undeformed mafic to intermediate intrusive and volcanic rocks. The vein system trends approximately east-west. It ranges from a few centimeters to several meters in width and has been traced by surface stripping for in excess of 300 meters. Near the centre of the stripped portion of the vein system lies a 51 meter long zone (the Central Zone) ranging from 0.5 to 1.5 meters in width and averaging 0.429 oz/ton, Au from surface; sampling. The Central Zone is bounded on both ends by diabase dykes. To the west of the Central zone, numerous gold values have been encountered including a value of 0.491 oz/ton across a 0.91 meter drill intersection (Hole 87-19) and 1.206 oz/ton from a grab sample in a surface trench. The quartz vein system remains open in both directions and at depth.

The Holdsworth Pyrite Prospect consists of massive lenses of pyrite situated at the contact between mafic and felsic metavolcanic rocks. These lenses trend approximately east-west and dip steeply towards the north. They are locally cut and offset by north-northwest trending faults. At present, five related zones have been confirmed by surface stripping and prospecting and several others indicated by ground geophysical surveys. The five confirmed zones (the “East,” “East Extension,” “East Offset,” “West” and “West Offset”) have a combined strike length in excess of 2,200 meters. Two drill programs completed from 1918 to 1926 by the Algoma Steel Corp. and the Grasseli Chemical Co., respectively, identified an iron reserve of 1,019,273 tons of 46 percent sulphides within what is herein referred to as the East Pyrite Zone.

The Holdsworth Pyrite zones are of interest for their gold potential for two reasons. One of these is represented by the unoxidized portion of the sulphide zone and its surrounding rocks. A drill core sample taken by Falconbridge Nickel Mines Ltd. was reported to contain 0.15 oz/ton Au across 1.5 meters. Another sample from this hole taken from a pyritic shear in the hangingwall 6 meters above the Pyrite Zone was assayed four times yielding a range of assays from nil to 0.21 oz/ton, Au.

The second zone of interest on the Holdsworth Pyrite Prospect is a gold bearing, black colored “oxidized cap” that overlies the massive pyrite. This coarse sandy material is in excess of 8 meters thick in most locations, where sampled, and contains gold values in excess of 0.10 oz/ton. The oxidized material that forms a “cap” to the Holdsworth Pyrite deposit has been described by old-time prospectors as a ‘black sand’. It consists of siliceous grains and non magnetic iron oxide pellets ranging from a few centimeters to several microns in size. It is assumed to be the oxidized equivalent of the underlying massive iron sulphide. The underlying sulphides typically contain up to 5 percent sugary to greasy quartz stringers and ribbons. The sulphide zones are frequently anomalous in gold. Assays from a number of drill holes have ranged from nil to 0.056 oz/ton, Au. The best intersection to date was from Hole R26 (Reed Lake Exploration, 1988), which contained a 20 foot section assaying 1.06 gms/tonne (0.031) oz/ton, Au. The enriched gold values in the overlying material is assumed to be related to the oxidizing and weathering process.

Previous Work

In 1988, Reed Lake Exploration Ltd. carried out a stripping program over parts of the East and West Pyrite Zones. In the early part of the program, the overburden was stripped completely down to the black, oxidized granular material. When it was discovered that the overlying red and yellow soil was also highly elevated in gold, the remainder of the stripping stopped just below the overlying bouldery till. Sampling was then carried out by means of surface channels at regular intervals across the zone. Two blocks within the East pyrite zone in which the oxidized cap was exposed yielded assays ranging from trace to 0.284 oz/ton, Au and an average grade of 0.108 oz/ton, Au. The sampled width averaged 2.9 meters for a strike length of approximately 100 meters. The actual width of the underlying pyrite zone has a range of 2 to 10 meters. In several test locations, the bottom of the zone was not reached at a vertical depth of 8 meters.

During the 1988 program, sampling from the red, yellow and grey soil above the black oxidized zone was also found to contain elevated gold values, ranging from trace to 0.206 oz/ton, Au. This material extends throughout the area stripped, so it was assumed that the black granular oxide occurred beneath it at shallow depths. A very limited amount of stripping was completed on the West Zone to check for the existence of the oxidized cap material. Six grab samples were collected from two three-meter sections across this zone. Four of these consisted of brown soil and contained trace amounts of gold. The other two were of black-green material and contained 0.052 and 0.064 oz/ton, Au. These highly anomalous values indicate that there is an oxidized cap on the West Zone and it has excellent gold potential.

A 1999 work program on the Holdsworth Gold Prospect was carried out by Hawk Junction Capital Corp, the predecessor of Hawk Precious Minerals Inc., and included the following:

  Re-establishing a control grid over the “East Mineralized Zone” to facilitate geological mapping, sample location and future development. Elevations of critical portions of the zone and surrounding area were surveyed. Ground VLF-EM surveying was completed in overburden areas to pinpoint the Mineralized zone for stripping.

  Systematic Sampling by backhoe of the central part of the East Zone was carried out along with wide spaced testing of the eastern and western end of the East Zone. Prospecting confirmed the existence of four additional black sand zones.

  Preliminary results from Mill testing of the material was obtained in preparation for a bulk sampling program. A site has been selected and permitting initiated.

The 1999 work program was designed to systematically sample the auriferous black sands that overlie the Holdsworth Pyrite Zone. Previous work was limited to surface channel sampling, although several test pits were excavated to a depth of 8.5 meters. The purpose was to determine the grade of the zone in a vertical direction to eliminate the possibility that the mineralization was purely a surface phenomenon. The testing was initiated with a diamond drill rig in late July 1999. The intention was to set casing in the shallow overburden and recover regularly spaced sludge samples while defining the zone. However, the black sand material is very porous, and water return was lost immediately upon entering the zone. The drill rig was abandoned and an excavator hired. The excavator worked very well in the upper portions of the zone. Once the water table was encountered, the trenches began caving in, and material from above contaminated the lower samples. As a result sampling was limited to an average depth of 5.88 meters in the western part of the East Zone and 2.15 meters in the eastern part.

In addition to the material outlined by the 1999 trenching and sampling program, prospecting accompanied by ground VLF-EM surveying (in addition to data available from previous work) has located and partially delineated four other zones - the “East Extension,” “East Offset,” the “West Zone” (previously located and grab sampled, Reed Lake Exploration, 1988) and the “West Offset.” The total strike length of these zones is approximately 1540 meters. Assuming that these four cones have width and depth dimensions similar to the East Zone (4.5 m wide by 8 m deep), they have a potential for approximately 135,000 tonnes of black sand. Numerous other VLFEM conductors were detected by a 1983 geophysical survey. These may represent similar pyrite lenses offset by regional faulting and have excellent potential for additional similar gold mineralization. Other pyrite zones on adjacent properties offer additional potential for feed to a processing facility.

Metallurgical Test

A 9.36 kg sample of the mineralized black sand was tested to provide preliminary data on gold recovery rates and techniques. The material was found to be well suited for heap leach or vat leach processing. The tests indicate average recovery of 98.2 percent of the gold in a 48-hour cyanide leach.

Reserves

The Holdsworth Project has no known reserves, but based on the foregoing results, we believe further exploration is justifiable. We therefore conclude that until such time as we have secured financing and the operator to continue exploration on this project, we will continue to regard this asset as having the potential for future value to us.

Our Exploration Plans

To date we have not made any expenditures in connection with any exploration activates on the Holdsworth Project. We estimate that an exploration program would cost approximately $1,000,000. However, we currently have no plans to conduct exploration activities on the Holdsworth Project and we do not have the capability to conduct such exploration activities on our own. Instead, we would be required to engage a third party to undertake any exploration on the Holdsworth Project. We do not currently have the resources to devote to this project and do not plan to conduct exploration activities until such time as we locate a partner to conduct these activities and to fund, at least partially, their cost.

BRAZMIN LTDA.

On February 6, 2004, we completed the acquisition of Brazmin Ltda, a precious minerals company located in Rio de Janeiro, Brazil. We acquired 99.99 percent of shares of quota capital of Brazmin. Brazil uses quota shares as its form of capital stock. Furthermore, Brazilian law forbids 100 percent ownership by a foreign entity; therefore, one of the principals, a Brazilian resident, remains a quota holder. Brazmin’s current property portfolio consists of 4 distinct land regions in Brazil: the Rio Maria Property – Pará State; Campo Grande, Minas Gerais State; SÃO JULIÃO, Piaui and Ceara States; and the Serrita, Pernambuco State.

Rio Maria Property – Pará State, Brazil

  Located in the highly prospective Carajás district of Brazil, exploration rights for this 27,431 ha property was acquired after Canyon Resources had spent US$2.0 million defining gold targets prior to withdrawing from Brazil after the Bre-X Minerals Ltd. gold scandal.

  The early stage project has easy access and is located approximately 20 km from the town of Rio Maria, which is connected by paved highway to the state capital of Belem.

  The geology of the Rio Maria Property is dominated by the highly prospective Andorinhas Greenstone Belt.

  An estimated 15 tonnes of gold have been produced by information miners (garimpeiros) from alluvial and bedrock gold deposits within and adjacent to the Rio Maria property.

  Exploration work of the prior operators was focused for gold with no analyses carried out for base metals. This work identified several high quality potential targets for gold, which requires additional exploration.

  While there is potential for gold related to shear zones cutting greenstone rocks, the property has significant appeal due to its potential for large copper – gold mineralized systems of the iron oxide copper-gold (IOCG) family similar to those found elsewhere in the Carajás district.

  Efforts will continue to locate and qualify a third party operator and funds source.

Campo Grande, Minas Gerais State, Brazil

  Campo Grande is an early stage exploration project previously owned by Barrick and Western Mining Corporation who had spent a total of US$100,000 on the property.

  Brazmin has very recently successfully claimed exploration rights for 75 percent of the land title directly and the remaining 25 percent through an option with a group of Brazilian geologists, who have the respective title.

  Brazmin proposes to carry out further geochemical sampling to confirm the previous work and also examine the area for extensions. Detailed follow-up would comprise geological mapping, geophysics (magnetics and IP), more trenches and finally several shallow diamond drill holes to provide systematic sampling.

  According to Brazmin’s consultants, Campo Grande is a good early stage epithermal gold opportunity, which could be substantial and should be relatively easy to test for ore-grade mineralization, thus providing a project with good upside potential.

  Efforts will continue to locate and qualify a third party operator and funds source.

SÃO JULIÃO, Piaui and Ceara States, Brazil

  This project, located in Piaui and Ceara States in northeast Brazil, also targets IOCG deposits, in this instance following on work performed by a major in 2002-2003.

  There is copper and gold mineralization known in the region, and the setting – alkali granites, Proterozoic age, extensional tectonics, and hematite-rich breccias with copper, fits an IOCG model.

  The major’s work included satellite imagery processing, rock chip sampling and airborne geophysics.

  Three target areas remain to be investigated, all three have copper mineralization, some geophysical responses, and display varying levels of alteration. Brazmin is recommending gravity, magnetics, IP and scout drilling for detailed target definition.

  Efforts will continue to locate and qualify a third party operator and funds source.

Serrita, Pernambuco State, Brazil

  The Serrita project is located in the Serrita gold district, an area known to host narrow high grade gold mineralized quartz veins, with and without associated polymetallic sulphides.

  The Serrita project includes the Mineração Serrita’s concessions that were worked previously by CPRM. The latter found a number of high grade quartz veins of limited dimensions which they managed to lump into an “inferred geological resource” of ~344,000 t @ 11 g/t.

  A number of the relatively shallow targets traced from surface to 50 meters in depth on the concessions had been drilled by CPRM returning grades up to 10.20 g/t over 1.6meters, 29.80 g/t over 0.80 meters and 206.0 g/t over 0.30 meters.

  The Brazmin concessions cover several gold garimpos (artesinal workings), which were apparently catalogued by Western Mining in the past. The garimpos have quartz veins with visible gold with grades from chip samples reported up to 100g/t Au and 132 g/t Ag. With additional exploration, these zones may lead to the outlining of small tonnage high-grade deposits similar to Mineração Serrita’s.

  Efforts will continue to locate and qualify a third party operator and funds source.

As with the Holdsworth Project, we have no current plans to conduct any exploration activities until such time as we can engage the services of a third party operator and provide the necessary financing.

INDUSTRY BACKGROUND

The exploration for and development of mineral deposits involves significant capital requirements. While the discovery of an ore body may result in substantial rewards, few properties are ultimately developed into producing mines. Some of the factors involved in determining whether a mineral exploration project will be successful include, without limitation:

  competition;
  financing costs;
  availability of capital;
  proximity to infrastructure;
  the particular attributes of the deposit, such as its size and grade;
  political risks, particularly in some in emerging third world countries; and
  governmental regulations, particularly regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold, environmental protection matters, property title, rights and options of use, and license and permitting obligations.

All of which leads to a speculative endeavor of very high risk. Even with the formation of new theories and new methods of analysis, unless the minerals are simply lying, unexposed on the surface of the ground, exploration will continue to be a “hit or miss” process.

PRODUCTS AND SERVICES

During fiscal 2003, we offered two types of business software and solutions: a traditional business and accounting software package through our Accounting Software Business subsidiaries and a hosted Internet suite of services through our Hosted Solutions Business. On March 14, 2003, we completed the sale of our Hosted Solutions Business, which was our only source of revenue from continuing operations. On April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan; and our only current business model is our investment in minerals exploration projects in various foreign countries. Accordingly, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such results.

Accounting Software Business

We designed, developed, marketed and supported accounting software products through our Accounting Software Business (Red Wing and Champion) subsidiaries during the first half of fiscal 2003. Our original reason for acquiring these companies was to be able to utilize the businesses’ customer base in order to up-sell additional products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, a plan to sell the Accounting Software Business was initiated and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business.

As a result of the sale of the Accounting Software Business, the results of operations for the Accounting Software Business have been reported as Discontinued Operations and previously reported financial statements have been restated for the year ended December 31, 2001. During the years ended December 31, 2003, 2002 and 2001, revenues from our Accounting Software Business were $1,491,059, $4,179,547 and $2,248,060, respectively. See Footnote No. 3 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the Discontinued Operations of Accounting Software Business.

Hosted Solutions Business

Our Hosted Solutions Business offered Web-based content management solutions designed to improve the efficiency of business operations within selected vertical markets. We believed a hosted solutions model would be attractive to customers in specific markets who demand quicker deployment of new applications and more predictable costs with less financial risk. In early 2003, we came to the conclusion that due to current market conditions for capital funding, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 13, 2003, our Board of Directors formally approved the sale of the Hosted Solutions Business. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business. We received $650,000 in cash for the assets used in the Hosted Solutions Business, plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction.

During the years ended December 31, 2003, 2002 and 2001, revenues from our various Hosted Solutions Businesses were $132,455, $499,378 and $462,800, respectively.

Precious Minerals Exploration Projects

As of December 31, 2003, we held interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc. Subsequently, in February 2004, we acquired substantially all of the outstanding shares of capital stock of a Brazilian limited liability company named Brazmin Ltda., which holds the exploration rights to 4 distinct properties in Brazil, South America.

SALES AND MARKETING

Accounting Business Solutions

Distribution of our Red Wing software applications was managed through a reseller partner organization. The Red Wing partners were the retail distribution arm for software sales to customers. Along with the distribution of the software, our partners provided implementation and ongoing consulting services to the customers.

See Footnote No. 3 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the Discontinued Operations of Accounting Software Business.

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

Precious Minerals Exploration Projects

Our intent is to provide sufficient capital in order to create awareness in the investment community of our presence in the field of precious minerals exploration. With the substantial risk inherent with any natural resource exploration project, comes the possibility of reward if a viable discovery is made and recovered. We plan to utilize marketing programs that will get our story in front of the eyes of those investors who have the tolerance for and the knowledge of the risks we will encounter in the foreign countries we currently have rights to explore, or the countries in which we could possible acquire rights to explore in.

INTELLECTUAL PROPERTY

Since we sold our Hosted Solutions Business and our Accounting Software Business in 2003, we no longer have any intellectual property at risk.

RESEARCH AND DEVELOPMENT

Hosted Solutions Business

Since inception, we made substantial investments in research and software product development. We believed that the timely development of additional services and enhancements to existing software products and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings were essential to maintaining and increasing our competitive position in our market. The software services market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. Our total research and development expense was $0, $134,217 and $562,762 in fiscal 2003, 2002 and 2001, respectively.

Precious Minerals Exploration Projects

Exploration costs incurred in the search for new minerals are charged to expense as incurred. Due to the early stage of our passive investment in the FSC Project, we do not qualify for capitalizing development costs at this time.

EMPLOYEES

We currently employ two people – our chief executive officer and our chief financial officer. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2003, our continuing operations included one reportable segment: our precious minerals exploration projects.

AVAILABLE INFORMATION

The Company’s web site address is www.witsbasin.com.

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

Wits Basin Precious Minerals Inc.
Attention: Mark D. Dacko, Secretary
800 Nicollet Mall, Suite 2690
Minneapolis, Minnesota 55402
(612) 664-0570

RISK FACTORS

RISKS RELATING TO OUR COMMON STOCK

TRADING OF OUR COMMON STOCK IS LIMITED.

Trading of our common stock is conducted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, or “OTC Bulletin Board.” This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

BECAUSE IT IS A “PENNY STOCK” IT CAN BE DIFFICULT TO SELL SHARES OF OUR COMMON STOCK.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to resell our shares of common stock publicly at times and prices that you feel are appropriate.

A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ARE OR WILL BECOME AVAILABLE FOR SALE AND THEIR SALE COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

Sales of a substantial number of shares of our common stock in the public market after this offering could adversely affect the market price for our common stock and make it more difficult for you to sell our shares at times and prices that you feel are appropriate. As of March 30, 2004, we have 33,275,181 shares of common stock and 690,000 redeemable warrants issued and outstanding. Furthermore, we have 5,520,434 stock options and 16,012,551 warrants issued.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2004.

We expect that our cash expenditures for fiscal 2004 will be approximately $900,000 and, as of March 26, 2004, we had only approximately $240,000 of cash and other current assets on hand. Since we do not expect to generate any significant revenue from operations in 2004, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business, which was our only source of revenue from continuing operations. On April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan. Accordingly, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such results. Currently, we have rights in three projects: the FSC Project in South Africa (in which we are a passive investor), the Holdsworth Property near Wawa, Ontario, Canada and in February 2004, we acquired the 4 properties of Brazmin Ltda., located in South America. Presently, we do not have the capacity to commence any exploration on either Holdsworth or Brazmin. Furthermore, none of these projects may ever produce any significant mineral deposits, however.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since our inception through December 31, 2003, we have incurred an aggregate net loss of $25,025,315. As of December 31, 2003, we had total current assets of $976,767. We expect operating losses to continue for the foreseeable future. There can be no assurance that we will ever be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2003, 2002 and 2001, and we had an accumulated deficit as of December 31, 2003. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

RISKS RELATING TO OUR BUSINESS

OUR SUCCESS IN CONNECTION WITH THE FSC PROJECT IS SUBSTANTIALLY DEPENDENT ON THE PROJECT’S OPERATOR.

Pursuant to the Heads of Agreement with Kwagga and AfriOre, the FSC Project’s operator has the sole discretion to formulate and carry out the work plans with regard to the manner in which the funds that we or Active Hawk forward to Kwagga. Further, we have only limited rights to receive information concerning the status of the FSC Project. We therefore are relying heavily on the ability of Kwagga and AfriOre, the FSC Project operator, to make prudent use of all funds in connection with the exploration phase of the FSC Project. If Kwagga and AfriOre do not use these funds wisely, we may not realize any return on our investment. Further, we are dependent on the financial health and condition of AfriOre. In the event AfriOre became insolvent or otherwise unable to carry out its obligations under the Heads of Agreement, we could lose the entire amount we have invested in exploration of the FSC Project. We also depend on the project’s operator to obtain and maintain various governmental licenses and permits necessary to explore and develop the properties. The failure to obtain and maintain such licenses and permits may cause significant delays in exploring and developing the properties, or even may prevent the completion of any of these activities altogether.

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Additional financing will be needed in order to fund beyond the initial 5 to 7 drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project and Brazmin, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. Other than the interest earned on our short-term investments or further financing, we have no other source of currently available funds to engage in additional exploration and development, which will be necessary to explore our current property interests or to acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations During 2004.”

WE ARE SUBSTANTIALLY DEPENDENT UPON OUR CHIEF EXECUTIVE OFFICER.

We are substantially dependent on the expertise and industry knowledge of H. Vance White, our chief executive officer. The loss of his services could have an adverse effect on us and we do not currently have key person insurance with respect to Mr. White.

SOME OF OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS THAT WE MAY ENTER.

H. Vance White, who is a director and the chief executive officer of our Company, and Walter Brooks, a director of our Company, are both also officers and directors of Hawk Precious Minerals Inc., a junior exploration company and the parent company of Hawk USA, and partners in Brooks & White Associates, an unincorporated Canadian partnership that provides management, financial and investor relations services to junior mineral resource exploration companies. Mr. Brooks is also a board member of Rodinia Minerals Inc., a junior Canadian resources company. Michael Pickens, a director of ours, serves as president of Geoex Ltd., an integrated mining and exploration company in Canada. As a result of their positions with other companies that may, from time to time, compete with us, Messrs. White, Brooks and Pickens may have a conflict of interest to the extent the other companies with which they are affiliated acquire rights in exploration projects that may be suitable for us to acquire.

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN GOLD PRICES.

The profitability of a gold exploration project could be significantly affected by changes in the market price of gold. Mine production and the willingness of third parties such as central banks to sell or lease gold affect the supply of gold. Demand for gold can be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies. Other factors include the level of interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is impossible to predict with accuracy. Worldwide production levels also affect gold prices. In addition, the price of gold has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in gold prices may adversely affect the value of any discoveries made at the sites with which we are involved.

THE NATURE OF MINERAL EXPLORATION IS INHERENTLY RISKY.

The exploration for and development of mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate, regardless of the amount of careful evaluation applied to the process. While the discovery of an ore body may result in substantial rewards, very few properties are ultimately developed into producing mines.

Whether a gold deposit will be commercially viable depends on a number of factors, including:

  financing costs;
  proximity to infrastructure;
  the particular attributes of the deposit, such as its size and grade; and
  governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection.

The effect of these factors cannot be accurately predicted, and the combination of any of these factors may prevent us from not receiving an adequate return on invested capital.

MINERAL EXPLORATION IS EXTREMELY COMPETITIVE.

There is a limited supply of desirable mineral properties available for claim staking, lease or other acquisition in the areas where we contemplate participating in exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than we possess, in the search for and the acquisition of attractive mineral properties. Our ability to acquire properties in the future will depend not only on our ability to develop our present properties, but also on our ability to select and acquire suitable producing properties or prospects for future mineral exploration. We may not be able to compete successfully with our competitors in acquiring such properties or prospects.

KWAGGA MAY BE REQUIRED TO SELL A SUBSTANTIAL AMOUNT OF ITS STOCK DUE TO LEGISLATION ENACTED IN SOUTH AFRICA, WHICH WOULD DILUTE OUR EQUITY POSITION IN KWAGGA.

The Republic of South Africa recently enacted the “Broad Based Black Economic Empowerment Act.” The aim of this and other legislation is to address the disparate economic impact on black South Africans that existed during apartheid and continues to exist today. When fully effective, the legislation is expected to require that all South African exploration and mining companies have at least 26 percent equity ownership by black South Africans, who have historically been the victims of social and economic injustices. In accordance with and anticipation of the effective date of certain requirements contemplated by this legislation, the Heads of Agreement provides that Kwagga will eventually offer up to 28 percent of its capital stock at fair market value to a black South African investor group. Any investment by such a group will dilute our ownership of Kwagga and, accordingly, the right to receive profits generated from the FSC Project, if any.

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga and AfriOre will have good and proper right, title and interest in and to the mining exploration rights they currently respectively own, have optioned or intend to acquire and that they will explore and develop. We are not certain, however, that such rights are not subject to prior unregistered agreements or interests or undetected claims or interests, which could be materially impair our ability to participate in the development of the FSC Project. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

ITEM 2. PROPERTIES

As of December 31, 2003, our corporate office is located at 800 Nicollet Mall, Suite 2690, Minneapolis, Minnesota 55402, in which we occupy approximately 200 square feet of office space, together with the use of related adjacent common areas, pursuant to a month-to-month arrangement, which requires monthly payments of $1,500. We lease our executive offices from a company whose sole director is a former director and significant shareholder. We believe that our current facilities are adequate for our current needs.

With the sale of our Hosted Solutions Business and our Accounting Software Business, all prior leases have been assigned to the purchases of said businesses.

ITEM 3. LEGAL PROCEEDINGS

We are a defendant in a lawsuit pending in the Minnesota District Court in Hennepin County initiated by Jack A. Johnson. Mr. Johnson was formerly our President and CEO until he left our Company to accept employment with Stellent, Inc., in connection with the sale of our Hosted Solutions Business to Stellent in March 2003. Mr. Johnson has asserted claims for breach of an alleged employment contract. We have denied all liability and are vigorously defending against Mr. Johnson’s claims. In particular, we have denied the enforceability of the alleged employment agreement. According to Mr. Johnson’s pleadings, he claims to be entitled to damages in the total amount of $360,000, plus an undetermined amount for his attorneys’ fees and costs. Discovery has been completed and both party’s motions for summary judgment were denied. The court has scheduled trial to commence on April 19, 2004. We are unable to state, with any degree of certainty, the probable outcome of this matter.

In two separate and unrelated actions brought in District Court, City and County of Denver, Colorado, the Company was named a defendant. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (Old AIQ). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. To date, an aggregate of $223,400 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. The plaintiff obtained a default judgment against us, which was later vacated and the action dismissed for improper service of process. Mr. White and Meteor Marketing subsequently entered into a settlement and forbearance agreement with respect to Meteor Marketing’s outstanding obligations. The remaining amount owed to Mr. White is approximately $50,500 and Meteor Marketing is required to make monthly payments of $7,000 until the entire obligation is satisfied. Mr. White re-served us with a summons and complaint in November 2003, and has informed us that he wishes to maintain the action against us until Meteor Marketing fully satisfies the remaining indebtedness. The litigation is currently in its very early stages and discovery is just beginning. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding that both obligations are paid current, we believe Meteor Marketing is reasonably able to satisfy these obligations for the foreseeable future.

Neither of the guaranties, on which our potential liability to Farmers State Bank or Mr. White, were disclosed to us at the time the Meteor Industries-activeIQ Technologies (Old AIQ) merger was completed in April 2001. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank or Mr. White in the future seek to hold us liable under the guaranties, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.” Prior to March 26, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol “AIQT.” Prior to May 1, 2001, our stock traded under the symbol “METR.” As of March 26, 2004 the last sale price of our common stock as reported by OTCBB was $.83 per share. The following table sets forth for the periods indicated the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2002	$4.75	$1.66
Quarter Ended June 30, 2002	$2.00	$0.69
Quarter Ended September 30, 2002	$1.00	$0.25
Quarter Ended December 31, 2002	$0.75	$0.16
Quarter Ended March 31, 2003	$0.29	$0.05
Quarter Ended June 30, 2003	$0.75	$0.07
Quarter Ended September 30, 2003	$0.71	$0.32
Quarter Ended December 31, 2003	$1.70	$0.41

As of March 26, 2004, there were approximately 250 record holders of our common stock. Based on securities position listings, we believe that there are approximately 900 beneficial holders of our common stock.

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in our quarterly reports on Form 10-Q during fiscal 2003, we made the following sales of unregistered securities during the fourth quarter of fiscal 2003:

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions ($250,500) and other offering related expenses ($45,397). We relied on the exemption from registration provided by Section 4(2) and Rule 506 under the Securities Act, as each investor in the private placement was “accredited” (as defined by Rule 501(a)), no general solicitation was involved, and the private placement did not otherwise involve a public offering. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares.

On November 4, 2003, we sold 500,000 shares of common stock to a marketing/public relations consultant in exchange for services rendered. We relied on the exemption from registration provided by Section 4(2), as the consultant had such knowledge and experience in financial and business matters such that he was capable of evaluating the risks of the purchase, we had a reasonable basis to believe the consultant was an accredited investor and because the offer and sale did not otherwise involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data with respect to the statement of operations data for the years ended December 31, 2003, 2002 and 2001, and the balance sheets data as of December 31, 2003, 2002 and 2001 are derived from the Consolidated Financial Statements of the Company that have been audited by Virchow, Krause & Company, LLP, independent auditors. The data provided should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included in this Annual Report. The selected financial data presented below with respect to the statements of operations data for the years ended December 31, 2000 and 1999 and the balance sheets data as of December 31, 2000 and 1999 have been derived from the Consolidated Financial Statements of the Company that have been audited by Arthur Andersen LLP, independent public accountants.

STATEMENT OF OPERATIONS DATA:
(in thousands, except per share information)

	For the Years Ended December 31,

	2003	2002	2001	2000	1999
Revenue	$132	$499	$463	$—	$—
Loss from operations	(3,075)	(4,239)	(7,941)	(2,806)	(414)
Other income (expense)	570	326	152	(34)	(48)
Loss from continuing operations	(2,505)	(3,913)	(7,789)	(2,840)	(462)
Gain (loss) from discontinued operations	61	(5,746)	(1,658)	—	—

Net loss	$(2,444)	$(9,659)	$(9,447)	$(2,840)	$(462)

Basic and diluted net loss
per common share:
Continuing operations	$(0.16)	$(0.31)	$(0.95)	$(1.65)	$(1.92)
Discontinued operations	$—	$(0.46)	$(0.20)	$—	$—

Net loss	$(0.16)	$(0.77)	$(1.15)	$(1.65)	$(1.92)

Basic and diluted weighted average
common shares outstanding	15,361	12,532	8,210	1,718	240

BALANCE SHEET DATA:
(in thousands)

	At December 31,

	2003	2002	2001	2000	1999

Cash and equivalents	$364	$13	$1,377	$1,349	$410
Net assets of discontinued operations	—	—	4,894	—	—
Total assets	6,984	1,182	9,652	2,672	474
Net liabilities of discontinued operations	—	93	—	—	—
Long-term debt	—	—	—	—	—
Total liabilities	137	593	1,645	790	289
Shareholders’ equity	6,847	589	8,007	1,882	185
Common shares outstanding	30,297	13,265	10,731	3,836	374

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. See Item 8. “Consolidated Financial Statements and Supplementary Data.”

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

We are a precious minerals exploration company. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectacres located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. As of December 31, 2003, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $300,000 by April 30, 2004.

We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous patented mining claims covering approximately 304 hectacres. We have no current plans to conduct exploration activities on the Holdsworth Project since we do not possess the expertise, equipment or funding necessary to conduct such activities. Based on prior surveys conducted, we estimate that initial exploration costs would be approximately $1,000,000. We therefore intend to partner with a third party to conduct any exploration activities.

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business. In December 2002, our Board of Directors authorized a plan to sell the Accounting Software Business. As a result of the formal plan, the results of operations have been reported as discontinued operations (the “Discontinued Operations”) and previously reported consolidated financial statements have been restated for the years ended December 31, 2002 and 2001.

Subsequent to our decision to sell the Accounting Software Business, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the Hosted Solutions Business.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, we, and a wholly owned subsidiary of ours and the company of activeIQ Technologies Inc. (“Old AIQ”) closed a triangular reverse merger transaction. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information reported for all years herein, are the business and financial information of Old AIQ.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

Revenues

Revenues were $132,455 for 2003 as compared to $499,378 for 2002. All of our 2003 revenues were generated from our Hosted Solutions Business. For 2002, our revenues were as follows: the Epoxy Network (the forerunner to our Hosted Solutions Business) generated $53,599 and our Hosted Solutions Business generated $445,779.

Operating Expenses

Cost of goods sold for 2003 was $35,354 as compared to $588,488 for 2002. Costs of goods sold represents: data hosting center rentals, commissions and royalty fees related to our Hosted Solutions Business. The decrease relates to the sale of our Hosted Solutions Business in March 2003.

Selling, general and administrative expenses were $1,614,130 for 2003 as compared to $3,339,590 for 2002. The decrease in selling, general and administrative expenses was primarily attributable to three main areas: reduction in the royalty fees based on agreements of the Hosted Solutions Business; reduction in the expenses of deferred compensation; and overall cost reductions in the area of wages and salaries.

Exploration expense for 2003 was $500,000 as compared to $0 for 2002. This expense relates to the initial range-finding drillhole program began in October 2003 by the operator of the FSC Project, AfriOre. This expense is for the preparation required to move, position and erect the drilling equipment at a new drillhole site.

Depreciation and amortization for 2003 was $622,003 as compared to $144,962 for 2002. For 2003, depreciation expense of property and equipment was $8,935 and amortization expense of exploration intangibles was $613,068, related to our passive investment to acquire the FSC Project. (See “Liquidity and Capital Resources” regarding our contributions relating to the FSC Project.) During the year ended December 31, 2003, all fully depreciated assets were written off. For the next 12 months, amortization expense of exploration intangibles will be approximately $215,000 per month. Additionally, we do not anticipate further depreciation expense of fixed assets until such time as we deem it necessary to make purchases of depreciable fixed assets.

Product development expenses for 2003 were $0 as compared to $134,217 for 2002. All of the 2002 expense related to initial development of our Hosted Solutions Business.

We recorded losses on disposal of assets for 2003 of $884 as compared to $114,037 for 2002. Our 2003 loss related to equipment retired from service and the 2002 losses related primarily to the general retirement of computer hardware and the closing of our Las Vegas office. In order to facilitate an early release from our Las Vegas lease in 2002, the furniture and fixtures located within our space ($24,879) were given as consideration to the landlord and written off and recorded as loss on assets.

Loss on impairment of goodwill for 2003 was $0 as compared to $417,273 for 2002. All of the loss in 2002 was related to the sale of the Epoxy Network, which occurred in August 2002. The Epoxy Network was the main component to the Old AIQ business model after it acquired Edge Technologies Incorporated of Nevada. We sold all of our rights and interests for $400,000 and netted it against the remaining balance of goodwill of $817,273.

We had a loss on prepaid royalties of $434,895 for 2003 as compared to $0 for 2002. This loss related to the sale of our Hosted Solutions Business, which occurred in March 2003. The remaining balance of the prepaid royalties ($975,000 at December 31, 2002) was expensed and netted together with the assets and liabilities of the Hosted Solutions Business ($109,895 at March 14, 2003) together with the cash received ($650,000) in the transaction.

Other Income and Expenses

Our other income and expense consists of interest and dividend income, other income, interest expense and the loss on prepaid royalties. Interest income for 2003 was $25,769 compared to interest and dividend income of 15,244 for the same period in 2002. The interest income we reported for 2003 was primarily earned from a federal income tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related equally to portfolio interest and the interest accrued on stock subscription receivables.

We recorded other income for 2003 of $150,000, which we received as referral fees for our sales efforts in connection with customers that were not candidates for our Hosted Solution Business. Other income for 2002 was $430,000. This income is from two sources. In March 2002, we sold the customer base of the Epoxy Network for $20,000, and again, we received $410,000 in referral fees for our sales efforts in connection with customers that were not candidates for our Hosted Solutions Business.

Interest expense for 2003 was $0 and for 2002 it was $119,206, which related to a loan we entered into in March 2002, in which we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills, a shareholder and who was then a director. In May 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock at a price of $0.75 per share. We satisfied the remaining outstanding principal and accrued interest in full in June 2002. Included in the total interest expense is an $80,000 non-cash interest charge to reflect the discount to market of the shares issued.

Income Tax Refund

We filed an amended Federal Income Return on prior Net-Operating Losses (NOL’s) and received a tax refund in the amount of $243,920 during the quarter ended June 30, 2003. No further refunds will be available based on current tax law for the periods previously amended.

Discontinued Operations

In December 2002, our Board of Directors authorized a plan to sell our Accounting Software Business to key employees of that division. The Accounting Software Business published traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. We acquired (through the acquisition of three companies) the Accounting Software Business during the year ended December 31, 2001 for the purpose of utilizing the business customer base to market other of our Epoxy Network products and services. The Accounting Software Business consisted of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc. Also, during 2002, we decided to abandon the Epoxy Network business after acquiring the rights to develop and market hosted online document solution products. Therefore, once we abandoned the Epoxy Network business model to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit within our business plan.

On April 30, 2003, we completed the sale of substantially all of the assets of the Accounting Software Business to two employees of that division, Kenneth Hilton and James Long. Mr. Hilton served as the President and Mr. Long served as the Chief Financial Officer, collectively as (the “Purchaser”).

The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) that was incurred during 2001 to acquire the Accounting Software Business was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of Discontinued Operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of Discontinued Operations.

The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations:

	For the Years Ended December 31,

	2003	2002

Revenues	$1,491,059	$4,179,547

Operating Expenses:
Cost of goods sold	371,971	1,267,622
Selling, general and administrative	617,417	2,528,863
Depreciation and amortization	63,848	1,645,646
Product development	231,243	359,504
Loss on impairment of goodwill	—	2,131,391

Total operating expenses	1,284,479	7,933,026

Income (loss) from discontinued operations	206,580	(3,753,479)

Interest expense	(45,366)	(248,263)
Loss on the sale of ASB	(99,085)	—
Other expense	(1,328)	(3,862)
Loss on disposal of ASB	—	(1,740,000)

Net income (loss) from discontinued operations	$60,801	$(5,745,604)

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

Revenues

Revenues were $499,378 for 2002 as compared to $462,800 for 2001. For 2002, our revenues were as follows: the Epoxy Network generated $53,599 and our Hosted Solutions Business generated $445,779. For 2001, our revenues were as follows: the Epoxy Network generated $196,356 and miscellaneous revenues were $266,444.

Operating Expenses

Cost of goods sold for 2002 was $588,488 as compared to $191,422 for 2001. Costs of goods sold represents: data hosting center rentals, commissions and royalty fees related to our Hosted Solutions Business. The increase related primarily to the royalty fees required under our agreement for the Hosted Solutions Business.

Selling, general and administrative expenses were $3,339,590 for 2002 as compared to $5,952,067 for 2001. The decrease in selling, general and administrative expenses was primarily attributable to two main areas: reduction in the number of stock option exercises and overall cost reductions in the area of wages, salaries and bonuses.

Depreciation and amortization for 2002 was $144,962 as compared to $1,641,875 for 2001. For fiscal 2001, depreciation and amortization expense of property, equipment and other intangibles was $195,937 and goodwill and other acquisition related intangible amortization expense was $1,445,938, related to our acquisition of Edge Technologies, Incorporated, the creator of the Epoxy Network.

Product development expenses for 2002 were $134,217 as compared to $562,762 for 2001. The main reason for the reduction in product development expenses was related primarily to our utilization of the existing infrastructure already developed.

We recorded losses on disposal of assets of $114,037 and $55,194 for the years ended December 31, 2002 and 2001, respectively. Our 2002 losses related primarily to the general retirement of computer hardware and the closing of our Las Vegas office. In order to facilitate an early release from our Las Vegas lease in 2002, the furniture and fixtures located within our space ($24,879) were given as consideration to the landlord and written off and recorded as loss on assets. During 2001, we closed our office located in Boston, Massachusetts. In order to facilitate an early release from our office lease, the furniture and fixtures located within our space ($57,678 as of May 2001) were given as consideration to the landlord and written off and recorded as loss on assets.

Loss on impairment of goodwill for fiscal 2002 was $417,273, all related to the sale of the Epoxy Network, which occurred in August 2002. The Epoxy Network was the main component to the Old AIQ business model after it acquired Edge Technologies Incorporated of Nevada. We sold all of our rights and interests for $400,000 and netted it against the remaining balance of goodwill of $817,273. We had no impairment of goodwill in fiscal 2001.

Other Income and Expenses

Our other income and expense consists of interest and dividend income and interest expense. Interest and dividend income for 2002 was $15,244 as compared to $159,101 for 2001. This income represents interest earned on our short-term investments.

We recorded other income for 2002 of $430,000, which came from two sources. In March 2002, we sold the customer base of the Epoxy Network for $20,000, and we received $410,000 in referral fees for our sales efforts in connection with customers that were not candidates for our Hosted Solutions Business.

Interest expense for 2002 was $119,206 as compared to $7,138 for 2001. The increase in expense relates primarily to a loan we entered into in March 2002, in which we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills, a shareholder and who was then a director. In May 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock at a price of $0.75 per share. We satisfied the remaining outstanding principal and accrued interest in full in June 2002. Included in the total interest expense is an $80,000 non-cash interest charge to reflect the discount to market of the shares issued.

Discontinued Operations

In December 2002, our Board of Directors authorized a plan to sell our Accounting Software Business to key employees of that division. The Accounting Software Business published traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. We acquired (through the acquisition of three companies) the Accounting Software Business during the year ended December 31, 2001 for the purpose of utilizing the business customer base to market other of our Epoxy Network products and services. The Accounting Software Business consisted of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc. Also, during 2002, we determined to abandon the Epoxy Network business after acquiring the rights to develop and market hosted online document solution products. Therefore, once we abandoned the Epoxy Network business model to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit within our business plan.

On April 30, 2003, we completed the sale of substantially all of the assets of the Accounting Software Business to two employees of that division, Kenneth Hilton and James Long. Mr. Hilton served as the President and Mr. Long served as the Chief Financial Officer, collectively as (the “Purchaser”).

The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) that was incurred during 2001 to acquire the Accounting Software Business was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of Discontinued Operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of Discontinued Operations.

The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations:

	For the Years Ended December 31,

	2002	2001

Revenues	$4,179,547	$2,248,060

Operating Expenses:
Cost of goods sold	1,267,622	403,658
Selling, general and administrative	2,528,863	1,857,510
Depreciation and amortization	1,645,646	1,519,617
Product development	359,504	52,041
Loss on impairment of goodwill	2,131,391	—

Total operating expenses	7,933,026	3,832,826

Loss from discontinued operations	(3,753,479)	(1,584,766)

Interest expense	(248,263)	(66,273)
Loss on the sale of ASB	—	—
Other expense	(3,862)	(7,212)
Loss on disposal of ASB	(1,740,000)	—

Net loss from discontinued operations	$(5,745,604)	$(1,658,251)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the years ended December 31, 2003, 2002 and 2001, we had net cash used in operating activities of $405,362, $2,058,283 and $3,843,954, respectively.

We had working capital of $870,032 at December 31, 2003, compared to working capital deficit of $509,372 at December 31, 2002. Cash and equivalents were $363,990 at December 31, 2003, representing an increase of $350,779 from the cash and equivalents of $13,211 at December 31, 2002.

On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business for $650,000 cash, the reimbursement of transaction-related expenses incurred by us in the amount of $150,000, and the assumption of certain obligations, liabilities and employees of ours. Under Minnesota law, shareholder approval is required when a corporation disposes of “all or substantially all” of its assets. The assets related to the Hosted Solutions Business, which represented only 25 percent of our total assets and which generated only 11 percent of our consolidated revenues for the year ended December 31, 2002, did not constitute the sale of all or substantially all of our assets. Therefore, the transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business.

On April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business to two key employees (the “Purchaser”) of that division. The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser paid us cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the Accounting Software Business. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of Discontinued Operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of Discontinued Operations.

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects. We contributed 3,750,000 shares of our common stock (which represented an issuance of 28.2 percent of our total issued and outstanding common stock) and assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of December 31, 2003, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $300,000 by April 30, 2004. Once the entire $2,100,000 has been expended (approximately 24 months) we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 advance.

As specified in the Joint Agreement, we obtained a “Buyout Option” in which we could acquire Hawk USA’s 50 percent interest in Active Hawk Minerals, LLC, by issuing Hawk USA 2,500,000 shares of our common stock. On November 7, 2003, we exercised the option and issued the common stock (which represented an issuance of 9.0 percent of our total issued and outstanding common stock). The total value of all 6,250,000 shares issued to Hawk USA, based on the closing price of our common stock on the days issued, was $5,087,500. With certain other miscellaneous costs associated with the creation of Active Hawk Minerals, LLC, less the accumulated amortization of $613,068, the remaining un-amortized value at December 31, 2003 was $4,707,321.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500. We received net cash of approximately $2,251,600 after agent commissions and other offering related expenses.

In November 2003, we received a cash payment of $134,127 from Boston Financial Partners, Inc., representing a disgorgement penalty incurred by Boston Financial Partners pursuant to Section 16 of the Exchange Act of 1934 for short-swing profits.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. Other than our general and administrative expenses (e.g., wages, rent, travel) we have one major commitment to Kwagga for $300,000 due April 30, 2004, therefore we will require additional financing by March or April 2004. Our estimates of total cash expenses of approximately $900,000 for the next twelve months will only allow us to participate in the FSC Project, that of the initial 5 to 7 drillhole program. In order for us to commence exploration of the Holdsworth Project, we will need to obtain additional financing or engage the services of a third party operator and provide the necessary financing. Furthermore, we will need to obtain additional financing in order to participate or acquire other mineral projects. Accordingly, we expect to continue our attempt to raise additional capital through private equity transactions (including the exercise of outstanding options and warrants) or through the development of a credit facility with a lender or investor. There can be no assurance that additional capital will be available on terms acceptable to us or even at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

On December 23, 2003, we announced that we had entered into a letter of intent to acquire Brazmin Ltda., a Brazilian limited liability company. Subsequently, on February 6, 2004, we completed the transaction, which required a cash payment of $50,000, the issuance of 700,000 shares of our common stock, the issuance of a five-year warrant to purchase 150,000 shares of our common stock at $1.50 per share and the reimbursement of certain out-of-pocket expenses of approximately $20,000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

Based on our overall interest rate exposure during the year ended December 31, 2003 and assuming similar interest rate volatility in the future, a near-term (12 months) change in interest rate movements of five percent, would not materially affect our consolidated financial position, results of operation or cash flows.

FOREIGN EXCHANGE EXPOSURE

Since our entrance into the precious minerals arena, we have had very limited dealings with foreign currency transactions, even though all of our transactions have been with foreign entities. Most of the funds requests have required US Dollar denominations. Therefore, a five percent change in the foreign exchange rate would not have a material effect on our consolidated financial position, results of operation or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Auditors of Virchow, Krause & Company, LLP….	35
Consolidated Balance Sheets as of December 31, 2003 and 2002	36
Consolidated Statements of Operations for the Years Ended
December 31, 2003, 2002 and 2001	37
Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2003, 2002 and 2001	38
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003, 2002 and 2001	44
Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT AUDITORS

To Audit Committee, Shareholders and Board of Directors of Wits Basin Precious Minerals Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Wits Basin Precious Minerals Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wits Basin Precious Minerals Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2003, 2002 and 2001 and had an accumulated deficit at December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 30, 2004 (except as to note 16, as to which the date is February 11, 2004)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$363,990	$13,211
Accounts receivable, net	—	35,107
Prepaid expenses	612,777	35,542

Total current assets	976,767	83,860

Property and equipment, net	—	123,505
Prepaid royalties, net	—	975,000
Prepaid exploration costs	1,300,000	—
Exploration intangibles, net	4,707,321	—

	$6,984,088	$1,182,365

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$87,637	$304,526
Net liabilities of operations of discontinued
Accounting software business	—	93,078
Accrued expenses	19,098	195,628

Total current liabilities	106,735	593,232

Accrued guarantee fee	30,000	—

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value, 150,000,000 shares authorized;
30,297,181 and 13,264,681 shares issued and outstanding
at December 31, 2003 and 2002	302,972	132,647
Additional paid-in capital	27,423,258	22,616,833
Stock subscription receivable	—	(2,000,000)
Deferred compensation	—	(182,213)
Warrants	4,146,438	2,602,860
Accumulated deficit	(25,025,315)	(22,580,994)

Total shareholders’ equity	6,847,353	589,133

	$6,984,088	$1,182,365

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

Revenues	$132,455	$499,378	$462,800

Operating expenses:
Costs of goods sold	35,354	588,488	191,422
Selling, general and administrative	1,614,130	3,339,590	5,952,067
Depreciation and amortization	622,003	144,962	1,641,875
Exploration expenses	500,000	—	—
Product development	—	134,217	562,762
Loss on disposal of assets	884	114,037	55,194
Loss on impairment of goodwill	—	417,273	—
Loss on sale of prepaid royalties	434,895	—	—

Total operating expenses	3,207,266	4,738,567	8,403,320

Loss from operations	(3,074,811)	(4,239,189)	(7,940,520)

Other income (expense):
Interest and dividend income	25,769	15,244	159,101
Other income	150,000	430,000	—
Interest expense	—	(119,206)	(7,138)

Total other income (expense)	175,769	326,038	151,963

Loss from operations before income tax refund,
minority interest and discontinued operations	(2,899,042)	(3,913,151)	(7,788,557)

Benefit from income taxes	243,920	—	—
Minority interest in loss of consolidated subsidiary	150,000	—	—

Loss from continuing operations	(2,505,122)	(3,913,151)	(7,788,557)

Discontinued operations (See Note 3)
Gain (loss) from discontinued operations	60,801	(5,745,604)	(1,658,251)

Net Loss	$(2,444,321)	$(9,658,755)	$(9,446,808)

Basic and diluted net loss per common share:
Continuing operations	$(0.16)	$(0.31)	$(0.95)
Discontinued operations	—	(0.46)	(0.20)

Net Loss	$(0.16)	$(0.77)	$(1.15)

Basic and diluted weighted average
common shares outstanding	15,361,315	12,532,354	8,210,326

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common		Preferred		Additional
	stock		stock		paid-in
	shares	Amount	shares	Amount	capital

BALANCE, December 31, 2000	3,835,911	38,359	—	—	5,633,040
Issuance of common stock in January 2001
at $2.75 per share	400,000	4,000	—	—	1,096,000
Issuance of common stock in January and April
2001 for acquisition of Edge Technologies, Inc	550,000	5,500	—	—	1,507,000
Issuance of common stock for merger with
activeIQ net of $1,000,000 costs	3,874,511	38,745	365,000	365,000	3,634,028
Cashless exercise of warrants issued
in June 2000	17,976	180	—	—	22,502
Employee and consultant stock option
exercises from May through December 2001	605,496	6,055	—	—	1,623,900
Surrender of common stock at $37.50 per share
in exchange for cancellation of promissory note	(8,334)	(83)	—	—	(312,417)
Issuance of common stock in June 2001 for
acquisition of Red Wing Business Systems, Inc	400,000	4,000	—	—	1,774,000
Issuance of common stock in June 2001 at
$3.00 per share net of $82,500 costs	500,000	5,000	—	—	1,373,500
Issuance of common stock in July 2001 to a
director at $2.75 per share pledged with
stock subscription	100,000	1,000	—	—	274,000
Issuance of consulting warrants in August
2001, 450,000 at $5.50 per share,
250,000 at $7.50 per share	—	—	—	—	—
Conversion of accounts payable to common
stock in September 2001 at $4.00 per share	16,667	167	—	—	89,002
Issuance of common stock in September
2001 for acquisition of Champion
Business Systems, Inc	299,185	2,992	—	—	1,460,023
Conversion of accounts payable to warrant in
August and September 2001	—	—	—	—	—
Issuance of commons stock in October 2001
for acquisition of FMS Marketing, Inc	250,000	2,500	—	—	752,500
Company’s re-purchase of common stock
in December 2001	(106,667)	(1,067)	—	—	(409,254)
Cancellation of stock bonus shares
in December 2001	(3,400)	(34)	—	—	34
Deferred compensation related to options granted	—	—	—	—	817,169
Deferred compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—
BALANCE, December 31, 2001	10,731,345	107,313	365,000	365,000	19,335,027

Employee stock option exercise in January 2002	11,500	115	—	—	34,385
Issuance of common stock in January 2002
at $4.00 per share to officer	500,000	5,000	—	—	1,995,000
Company’s re-purchase of common stock
in February 2002	(15,500)	(155)	—	—	(62,880)
Conversion of Series B Preferred Stock
in February 2002	365,000	3,650	(365,000)	(365,000)	361,350
Re-pricing and exercise of warrant in March
2002, issued to underwriter in June 1998	54,000	540	—	—	107,460

	Common		Preferred		Additional
	stock		stock		paid-in
	shares	Amount	shares	Amount	capital

Issuance of warrant in March 2002 to director
relating to loan to Company, 25,000 shares
at $3.00 per share	—	—	—	—	—
Re-payment of stock subscription receivable
in April 2002 from director	—	—	—	—	—
Partial conversion of note payable to
common stock in May 2002 at $1.15 per
common share due to a director	200,000	2,000	—	—	228,000
Partial conversion of notes payable to common
stock in June 2002 at $0.78 per share due to
former shareholders of FMS Marketing, Inc	151,669	1,517	—	—	117,241
Issuance of common stock in June 2002 at $0.75
per share and 500,000 warrants at $1.00 per share
800,000 warrants at $1.25 per share to an
investor and to a director (includes re-pricing
of certain warrants)	1,300,000	13,000	—	—	501,249
Conversion of accounts payable to warrant in
June 2002 at $0.83 per share	—	—	—	—	—
Issuance of 119,285 warrants at$1.00 per share
in September 2002 to former Champion Business
Systems promissory note holders for
deferring principal payment	—	—	—	—	—
Surrender of common stock at $0.75 per share
in exchange for cancellation of stock
subscription receivable	(33,333)	(333)	—	—	—
Deferred compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—

BALANCE, December 31, 2002	13,264,681	132,647	—	$—	$22,616,833
Surrender of common stock at $4.00 per share, in
exchange for cancellation of stock subscription
receivable with a director in January 2003	(500,000)	(5,000)	—	—	(1,995,000)
Forfeiture of employee stock options	—	—	—	—	(140,749)
Issuance of common stock at $0.20 per share,
pursuant to an exercise of stock options, to former
officer in lieu of accrued wages in February 2003	292,500	2,925	—	—	53,604
Conversion of accounts payable to common stock
at $0.219 per share in May 2003	250,000	2,500	—	—	52,145
Issuance of common stock at $0.73 per share, as
contribution into Active Hawk Minerals, LLC with
Hawk Precious Minerals Inc. and issuance of
option to purchase 100,000 shares of common stock
at $0.40 per share, to director for consulting fee
in June 2003	3,750,000	37,500	—	—	2,755,000
Exercise of stock options by former director in
October 2003 at$0.35 per share	50,000	500	—	—	17,000
Issuance of common stock at $0.25, in private
placement in October 2003 (net of offering costs of
$295,897) and one-year warrants at $0.75 per share	10,190,000	101,900	—	—	1,393,125
Issuance of common stock at $0.94 per share in
November 2003 on exercise of our option to
purchase the interest held by Hawk Precious
Minerals Inc., in Active Hawk Minerals, LLC	2,500,000	25,000	—	—	2,325,000

	Common		Preferred		Additional
	stock		stock		paid-in
	shares	Amount	shares	Amount	capital

Issuance of common stock in November 2003 to
consultant for advisory services rendered	500,000	5,000	—	—	225,000
Issuance of warrants in November 2003 to
consultants for advisory services, 250,000 at
$0.60 per share and 1,050,000 at $0.62 per share	—	—	—	—	—
Additional stock option compensation under
variable plan accounting	—	—	—	—	96,800
Contributed services by an executive	—	—	—	—	24,500
Deferred compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—

BALANCE, December 31, 2003	30,297,181	$302,972	—	$ —	$27,423,258

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Stock	Deferred
	subscription	compen-		Accumulated
	receivable	sation	Warrants	deficit	Total

BALANCE, December 31, 2000	(312,500)	(172,813)	170,881	(3,475,431)	1,881,536
Issuance of common stock in January 2001
at $2.75 per share	—	—	—	—	1,100,000
Issuance of common stock in January and April
2001 for acquisition of Edge Technologies, Inc.	—	—	—	—	1,512,500
Issuance of common stock for merger with
activeIQ net of $1,000,000 costs	—	—	—	—	4,037,773
Cashless exercise of warrants issued
in June 2000	—	—	(22,682)	—	—
Employee and consultant stock option
exercises from May through December 2001	—	—	—	—	1,629,955
Surrender of common stock at $37.50 per share
in exchange for cancellation of promissory note	312,500	—	—	—	—
Issuance of common stock in June 2001 for
acquisition of Red Wing Business Systems, Inc	—	—	—	—	1,778,000
Issuance of common stock in June 2001 at
$3.00 per share net of $82,500 costs	—	—	114,000	—	1,492,500
Issuance of common stock in July 2001 to a
director at $2.75 per share pledged with
stock subscription	(200,000)	—	—	—	75,000
Issuance of consulting warrants in August
2001, 450,000 at $5.50 per share,
250,000 at $7.50 per share	—	—	1,246,000	—	1,246,000
Conversion of accounts payable to common
stock in September 2001 at $4.00 per share	—	—	—	—	89,169
Issuance of common stock in September
2001 for acquisition of Champion
Business Systems, Inc	—	—	—	—	1,463,015
Conversion of accounts payable to warrant in
August and September 2001	—	—	125,718	—	125,718
Issuance of commons stock in October 2001
for acquisition of FMS Marketing, Inc	—	—	—	—	755,000
Company’s re-purchase of common stock
in December 2001	—	—	—	—	(410,321)
Cancellation of stock bonus shares
in December 2001	—	—	—	—	—
Deferred compensation related to options granted	—	(817,169)	—	—	—
Deferred compensation expense	—	678,281	—	—	678,281
Net loss	—	—	—	(9,446,808)	(9,446,808)

BALANCE, December 31, 2001	(200,000)	$(311,701)	1,633,917	(12,922,239)	8,007,317

Employee stock option exercise in January 2002	—	—	—	—	34,500
Issuance of common stock in January 2002
at $4.00 per share to officer	(2,000,000)	—	—	—	—
Company’s re-purchase of common stock
in February 2002	—	—	—	—	(63,035)
Conversion of Series B Preferred Stock
in February 2002	—	—	—	—	—
Re-pricing and exercise of warrant in March
2002, issued to underwriter in June 1998	—	—	61,020	—	169,020

	Stock	Deferred
	subscription	compen-		Accumulated
	receivable	sation	Warrants	deficit	Total

Issuance of warrant in March 2002 to director
relating to loan to Company, 25,000 shares
at $3.00 per share	—	—	33,750	—	33,750
Re-payment of stock subscription receivable
in April 2002 from director	200,000	—	—	—	200,000
Partial conversion of note payable to
common stock in May 2002 at $1.15 per
common share due to a director	—	—	—	—	230,000
Partial conversion of notes payable to common
stock in June 2002 at $0.78 per share due to
former shareholders of FMS Marketing, Inc	—	—	—	—	118,758
Issuance of common stock in June 2002 at $0.75
per share and 550,000 warrants at $1.00 per share
800,000 warrants at $1.25 per share to an
investor and to a director (includes re-pricing
of certain warrants)	(25,000)	—	779,474	—	1,268,723
Conversion of accounts payable to warrant in
June 2002 at $0.83 per share	—	—	12,500	—	12,500
Issuance of 119,285 warrants at$1.00 per share
in September 2002 to former Champion Business
Systems promissory note holders for
deferring principal payment	—	—	82,199	—	82,199
Surrender of common stock at $0.75 per share
in exchange for cancellation of stock
subscription receivable	25,000	—	—	—	24,667
Deferred compensation expense	—	129,488	—	—	129,488
Net loss	—	—	—	(9,658,755)	(9,658,755)

BALANCE, December 31, 2002	$(2,000,000)	$(182,213)	$2,602,860	$(22,580,994)	$589,133
Surrender of common stock at $4.00 per share, in
exchange for cancellation of stock subscription
receivable with a director in January 2003	2,000,000	—	—	—	—
Forfeiture of employee stock options	—	140,749	—	—	—
Issuance of common stock at $0.20 per share,
pursuant to an exercise of stock options, to former
officer in lieu of accrued wages in February 2003	—	—	—	—	56,529
Conversion of accounts payable to common stock
at $0.219 per share in May 2003	—	—	—	—	54,645
Issuance of common stock at $0.73 per share, as
contribution into Active Hawk Minerals, LLC with
Hawk Precious Minerals Inc. and issuance of
option to purchase 100,000 shares of common stock
at $0.40 per share, to director for consulting fee
in June 2003	—	—	—	—	2,792,500
Exercise of stock options by former director in
October 2003 at $0.35 per share	—	—	—	—	17,500
Issuance of common stock at $0.25, in private
placement in October 2003 (net of offering costs of
$295,897) and one-year warrants at $0.75 per share	—	—	756,578	—	2,251,603
Issuance of common stock at $0.94 per share in
November 2003 on exercise of our option to
purchase the interest held by Hawk Precious
Minerals Inc., in Active Hawk Minerals, LLC	—	—	—	—	2,350,000

	Stock	Deferred
	subscription	compen-		Accumulated
	receivable	sation	Warrants	deficit	Total

Issuance of common stock in November 2003 to
consultant for advisory services rendered	—	—	—	—	230,000
Issuance of warrants in November 2003 to
consultants for advisory services, 250,000 at
$0.60 per share and 1,050,000 at $0.62 per share	—	—	787,000	—	787,000
Additional stock option compensation under
variable plan accounting	—	—	—	—	96,800
Contributed services by an executive	—	—	—	—	24,500
Deferred compensation expense	—	41,464	—	—	41,464
Net loss	—	—	—	(2,444,321)	(2,444,321)

BALANCE, December 31, 2003	$ —	$ —	$4,146,438	$(25,025,315)	$6,847,353

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(2,444,321)	$(9,658,755)	$(9,446,808)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	632,007	1,824,372	3,161,492
Deferred compensation expense	41,464	129,488	678,281
Loss on disposal of assets	884	114,037	55,356
Loss on discontinued accounting software business	—	1,650,000	—
Loss on impairment of goodwill	—	2,548,664	—
Loss on disposal of discontinued operations	99,085	—	—
Loss on sale of prepaid royalties	434,895	—	—
Amortization of prepaid exploration costs	500,000	—	—
Issuance of warrants, options and common stock for services	—	189,469	1,436,393
Amortization of original issue discount	45,366	79,145	66,273
Amortization of acquired software developed	53,884	441,237	187,253
Amortization of prepaid consulting fees related to issuance of warrants
and common stock	664,083	—	—
Exchange of assets for services	2,644	—	—
Employee compensation expense related to stock options-variable plan	96,800	—	—
Contributed services by an executive	24,500	—	—
Minority interest in loss of consolidated subsidiary	(150,000)	—	—
Re-pricing of common stock warrants	—	343,390	—
Interest expense related to common stock issued in excess of note payable	—	80,000	—
Forgiveness of note payable	—	—	(63,677)
Changes in operating assets and liabilities:
Accounts receivable, net	154,980	72,974	(164,287)
Inventories	7,983	13,683	40,184
Prepaid expenses	(212,684)	(39,844)	26,154
Other assets	(2,890)	63,670	175,084
Accounts payable	(195,320)	(45,121)	53,218
Deferred revenue	(130,498)	292,741	(303,840)
Accrued expenses	(28,224)	(157,433)	254,970

Net cash used in operating activities	(405,362)	(2,058,283)	(3,843,954)

INVESTING ACTIVITIES:
Payments on note receivable	—	500,000	—
Proceeds from sale of property and equipment	109,895	52,145	—
Proceeds from sale of Epoxy Network (goodwill)	—	400,000	—
Proceeds from sale of prepaid royalties	540,105	—	—
Proceeds from sale of assets	752,426	—	—
Acquisition of Edge Technologies Incorporated	—	—	(750,711)
Acquisition of Accounting Software Business subsidiaries	—	—	(1,422,511)
Investment in exploration intangibles	(27,889)	—	—
Investment in prepaid exploration costs	(1,800,000)	—	—
Purchases of property and equipment	(3,880)	(59,506)	(134,026)

Net cash provided by (used in) investing activities	(429,343)	892,639	(2,307,248)

FINANCING ACTIVITIES:
Payments on bank line of credit	—	—	(277,381)
Payments on capital lease obligations	—	—	(46,216)
Payments on long-term debt	(837,158)	(1,727,570)	(534,672)
Common stock repurchased	—	(63,035)	(410,321)
Cash proceeds from issuance of common stock	2,251,603	1,246,514	6,205,273
Cash proceeds from exercise of options	17,500	34,500	1,629,955
Cash proceeds from long-term debt	—	450,000	—

Net cash provided by (used in) financing activities	1,431,945	(59,591)	6,566,638

CHANGE IN CASH AND CASH EQUIVALENTS OF
DISCONTINUED ACCOUNTING SOFTWARE BUSINESS	(246,461)	(138,869)	(387,578)

INCREASE (DECREASE) IN CASH EQUIVALENTS	350,779	(1,364,104)	27,858
CASH AND EQUIVALENTS, beginning of period	13,211	1,377,315	1,349,457

CASH AND EQUIVALENTS, end of period	$ 363,990	$ 13,211	$1,377,315

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 and 2002

NOTE 1 – NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectacres located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. For the year ended December 31, 2003, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $300,000 by April 30, 2004. See Note 9 – Active Hawk Minerals, LLC.

In regards to the FSC Project, we are a passive investor. AfriOre is required to deliver to us a report that details the expenditures incurred, the work carried out with respect to the project and the results of such work. Other than the quarterly information concerning the project, we have no rights to examine various information related to the project. We do not have any permits, equipment or personnel necessary to actually explore for precious minerals at this time.

We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectacres. We have no current plans to conduct exploration activities on the Holdsworth Project since we do not possess the expertise, equipment or funding necessary to conduct such activities. Based on prior surveys conducted, we estimate that exploration costs would be approximately $1,000,000. Therefore, we intend to partner with a third party to conduct any exploration activities. See Note 9 – Active Hawk Minerals, LLC.

In addition to these two projects, we intend to pursue interests in other precious mineral exploration projects. The form of these interests may be direct ownership of mineral exploration rights to certain lands or may be indirect interests in exploration projects, similar to our interest in the FSC Project.

We have since completed a third acquisition; see Note 16 – Subsequent Events about Brazmin Ltda., a precious minerals company located in Rio de Janeiro, Brazil.

Until April 30, 2003, we provided accounting software through our Accounting Software Business (see Note 3 – Discontinued Operations of Accounting Software Business) and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business (see Note 8 – Prepaid Royalties). We sold substantially all of the assets relating to our Accounting Software and Hosted Solutions Businesses as of such dates.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, we, and a wholly owned subsidiary of ours and the company of activeIQ Technologies Inc. (“Old AIQ”) closed a triangular reverse merger transaction. Immediately before the merger, we (a) sold all of our assets relating to our petroleum and gas distribution business, (b) we reincorporated under Minnesota law, and (c) we changed our name to Active IQ Technologies, Inc. As a result of the sale of all of our petroleum and gas distribution assets, we no longer held any operations in the petroleum and gas distribution business but adopted the business model of Old AIQ, thereby becoming an Internet E-commerce company. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information relating to the periods before April 30, 2001, are the business and financial information of Old AIQ. See Note 4 – Business Combinations.

Old AIQ was a privately held company, incorporated under Minnesota law in April 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of its acquisition of Edge Technologies Incorporated, a Nevada corporation. Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2003, 2002 and 2001, we incurred losses from continuing operations of $2,505,122, $3,913,151 and $7,788,557, respectively. At December 31, 2003, we had an accumulated deficit of $25,025,315 and working capital of $870,032. Our ability to continue as a going concern is dependent on our ultimately achieving profitability and/or raising the required additional capital. Management anticipates being able to obtain additional debt or equity capital to meet all of our existing cash obligations, however, there can be no assurance that the sources will be available or available on terms favorable to us. If we are unable to obtain the necessary capital, we may have to cease business, since we are committed to fund an additional $300,000 in April 2004 related to the FSC Project. We believe we have enough cash to fund our operations through the end of March or April 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc. and our wholly owned subsidiaries, Active Hawk Minerals, LLC, Red Wing Business Systems, Inc. and Champion Business Systems, Inc. Red Wing Business Systems, Inc. and Champion Business Systems, Inc., became inactive subsidiaries after the sale of our Accounting Software Business. See Note 3 – Discontinued Operations of Accounting Software Business. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

The balance of accounts receivable was $0 and $35,107 at December 31, 2003 and 2002, respectively. The allowance for uncollectible accounts was $0 at both December 31, 2003 and 2002.

Inventories

Our exploration business model does not require inventory. Our Hosted Solutions Business did not require maintaining any assets classified as inventories, as the services were delivered electronically. Inventories related to the discontinued Accounting Software Business consist principally of manuals for the various software modules, stocked software and shipping supplies. Inventory is recorded at the lower of cost (first-in, first-out) or market. See Note 3 – Discontinued Operations of Accounting Software Business.

Property and Equipment

Property, equipment and leasehold improvements were recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property and equipment was depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. All property and equipment is fully depreciated at December 31, 2003.

Software Development Costs

We have adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Pursuant to SOP 98-1, expenditures for internal use software are expensed during the preliminary project stage. For the years ended December 31, 2003, 2002 and 2001, we expensed all initial software costs as research and development expense since costs were incurred during the preliminary project stage.

As a result of the sale of the Accounting Software Business, all capitalized software costs are reclassified in net liabilities of discontinued operations at December 31, 2002. See Note 3 – Discontinued Operations of Accounting Software Business.

Prepaid Royalties

One of the components of our Hosted Solutions Business was a software license agreement with Stellent, Inc., which required advance royalty payments and certain minimum royalty fees. The prepaid royalties at December 31, 2003 and 2002 of $0 and $975,000, respectively, represented the balance remaining on minimum fees paid under the software license agreement, which we had entered into on December 28, 2001. On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business to Stellent, Inc. The remaining balance of the prepaid royalties was expensed and netted together with the assets and liabilities in the sale, which resulted in a loss of $434,895 during the year ended December 31, 2003.

Goodwill

During the year ended December 31, 2001, goodwill of approximately $2,264,000, $4,059,000, $1,562,000 and $694,000 was recorded related to the acquisitions of Edge Technologies, Incorporated, Red Wing, Champion and FMS/Harvest, respectively. See Note 4 – Business Combinations.

In June 2001, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. Pursuant to SFAS No. 142, goodwill will be reduced based upon an impairment analysis of the amount recorded on our books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized.

Goodwill, net of accumulated amortization, was $0 and $1,318,260 at December 31, 2003 and 2002, respectively. See Note 3 - Discontinued Operations of Accounting Software Business. Pursuant to SFAS No. 142, we recognized and recorded an impairment charge against goodwill in the amount of $2,131,391 during the year ended December 31, 2002 related to the Accounting Software Business. Also pursuant to SFAS No. 142, we recognized and recorded an impairment charge against goodwill in the amount of $417,273 (net goodwill of $817,273 less $400,000 from proceeds of sale) during the year ended December 31, 2002 related to the sale of our Epoxy Network discussed above. The net loss would have been $6,796,504 without amortization of goodwill of $2,650,304 for the year ended December 31, 2001.

Our only component of goodwill related to the discontinued operations of the Accounting Software Business. See Note 3 – Discontinued Operations of Accounting Software Business.

Other Intangibles and Acquired Software Developed

Other intangibles (included in discontinued operations, see Note 3 - Discontinued Operations of Accounting Software Business), net of amortization, were $0 and $869,927 at December 31, 2003 and 2002, respectively. The intangible assets related to customer relationships, acquired software developed and non-compete agreements related to the Accounting Software Business. Included in the discontinued operations of the Accounting Software Business is amortization of acquired software developed of $53,884, $441,237 and $187,253 for the years ended December 31, 2003, 2002 and 2001, respectively. Other intangible assets were being amortized over two years on a straight-line basis. Accumulated amortization at December 31, 2003, 2002 and 2001 was $0, $1,487,321 and $308,697, respectively. In accordance with our decision to discontinue the Accounting Software Business, a loss on disposal of Accounting Software Business of $1,740,000 related to other intangibles and goodwill was recorded in December 2002. See Note 3 – Discontinued Operations of Accounting Software Business.

Segment Reporting

Due to the reclassification of our Accounting Software Business into discontinued operations, we have a single operating segment. The single operating segment is that of precious minerals exploration. See Note 3 – Discontinued Operations of Accounting Software Business.

Revenue Recognition and Deferred Revenue

We did derive revenues from customers of the Hosted Solution Business for online document management services for monthly access to the service and initial service configuration/implementation. Customers were invoiced at the beginning of each month for access service and revenue was recognized when invoiced. Configuration/implementation revenue was invoiced the month after the services were performed and recognized in the month invoiced.

We recognized the revenues derived from the Accounting Software Business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At December 31, 2003 and 2002, deferred revenue was $0 and $1,774,491, respectively, as reported in the discontinued operations. See Note 3 – Discontinued Operations of Accounting Software Business.

We currently do not have the ability to generate revenues in accordance with our investment in Kwagga and the FSC Project. Furthermore, we do not expect to generate revenues for the foreseeable future.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were $48,248, $154,886 and $258,929 for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in discontinued operations in the consolidated statements of operations.

Stock Based Compensation

In accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, we use the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of our common stock at the grant date over the amount the employee must pay for the stock. Our general policy is to grant stock options and warrants at fair value at the date of grant.

We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. We have adopted the annual disclosure provision of SFAS No. 148. If we adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation, the impact could have a material effect on our consolidated financial position or results of operations. We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $138,264, $129,488 and $678,280, for the years ended December 31, 2003, 2002 and 2001, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows:

	Years Ended December 31,
	2003	2002	2001

Net loss:
As reported	$(2,444,321)	$(9,658,755)	$(9,446,808)
Pro forma	(6,145,131)	(11,221,388)	(13,062,595)
Basic and diluted net loss per share:
As reported	$(0.16)	$(0.77)	$(1.15)
Pro forma	$(0.40)	$(0.90)	$(1.59)
Stock-based compensation
As reported	$138,264	$129,488	$678,280
Pro forma	$3,700,810	$1,562,633	$3,615,787

In determining the compensation cost of the options granted during fiscal 2003, 2002, and 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2003	2002	2001

Risk free interest rate	4.5%	4.5%	5%
Expected life of options granted	10 years	10 years	10 years
Expected volatility range	303.9% to 313.5%	193.0%	130.0%
Expected dividend yield	0%	0%	0%

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of long-term debt approximated the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be anti-dilutive for all periods presented. Total options and warrants outstanding at December 31, 2003 were 5,550,724 and 16,552,551, respectively, options and warrants outstanding at December 31, 2002 were 4,566,649 and 9,269,301, respectively, and options and warrants outstanding at December 31, 2001 were 4,055,341 and 7,779,456, respectively.

Income Taxes

We account for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of our assets and liabilities at currently enacted tax rates.

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

Exploration Costs

Exploration costs incurred in the search for new minerals are charged to expense as incurred. Due to the early stage of our passive investment in the FSC Project, we do not qualify for capitalizing development costs at this time.

NOTE 3 – DISCONTINUED OPERATIONS OF ACCOUNTING SOFTWARE BUSINESS

In December 2002, our Board of Directors authorized a plan to sell our Accounting Software Business (“ASB”) to key employees of that division. The ASB published traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. We acquired (through the acquisition of three companies) the ASB during the year ended December 31, 2001 for the purpose of utilizing the business customer base to market other of our E-commerce products and services. The ASB consisted of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as “Red Wing.” Also, during 2002, we decided to abandon our E-commerce business after acquiring the rights to develop and market hosted online document solution products. Therefore, once we abandoned the E-commerce business model to focus on the hosted solutions business, the ASB no longer fit within our business plan.

On April 30, 2003, we completed the sale of substantially all of the assets of the ASB to two employees of that division, Kenneth Hilton and James Long. Mr. Hilton served as the President and Mr. Long served as the Chief Financial Officer, collectively as (the “Purchaser”).

The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the ASB incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) that was incurred during 2001 to acquire the ASB was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of discontinued operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of Discontinued Operations.

The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations:

	For the Years Ended December 31,
	2003	2002	2001

Revenues	$1,491,059	$4,179,547	$2,248,060

Operating Expenses:
Cost of goods sold	371,971	1,267,622	403,658
Selling, general and administrative	617,417	2,528,863	1,857,510
Depreciation and amortization	63,848	1,645,646	1,519,617
Product development	231,243	359,504	52,041
Loss on impairment of goodwill	—	2,131,391	—

Total operating expenses	1,284,479	7,933,026	3,832,826

Income (loss) from discontinued operations	206,580	(3,753,479)	(1,584,766)

Interest expense	(45,366)	(248,263)	(66,273)
Loss on the sale of ASB	(99,085)	—	—
Other expense	(1,328)	(3,862)	(7,212)
Loss on disposal of ASB	—	(1,740,000)	—

Net income (loss) from discontinued operations	$60,801	$(5,745,604)	$(1,658,251)

Included in the net income from discontinued operations for the year ended December 31, 2003 was a loss on the sale of the discontinued operations of $99,085.

Assets and liabilities of the ASB consisted of the following at December 31, 2002:

Cash	$526,447
Accounts receivable, net	176,370
Inventories	46,438
Property and equipment, net	119,561
Acquired software developed, net	492,170
Goodwill, net	1,318,260
Other intangibles, net	869,927
Other assets	40,568

Total assets	$3,589,741

Accounts payable	81,064
Accrued expenses	244,360
Deferred revenue	1,774,491
Notes payable	1,582,904

Total liabilities	$3,682,819

Net liabilities of operations of discontinued
Accounting Software Business	$(93,078)

On June 6, 2001, we acquired all of the outstanding capital stock of Red Wing. In exchange for all of the outstanding shares of Red Wing’s capital stock, we issued an aggregate of 400,000 shares of our common stock and paid at closing a total of $400,000. Pursuant to the purchase agreement, we were obligated to make three additional payments of $400,000 each to the former Red Wing shareholders on December 6, 2001, June 6, 2002 and December 6, 2002, respectively. The debt was discounted using a seven percent discount rate. We timely satisfied the December 6, 2001 payment. We re-negotiated an extension of the June 6, 2002 payment with several of the former Red Wing shareholders, totaling $339,093. In connection with the re-negotiation, we paid 10 percent of the June 2002 payment (totaling $33,909) immediately in exchange for an extension of such payment until December 31, 2002. Additionally, we agreed to pay interest at the rate of 12.5 percent per annum on the unpaid balance of the June payment (monthly interest payments began July 1, 2002). The remaining former Red Wing shareholders were paid their June 2002 payment as stated in the original notes. On December 6, 2002, a notice was sent to all of the former Red Wing shareholders that we were not in the position to make the final payments due and was seeking a solution to meet our obligation. The outstanding principal balance due all former Red Wing shareholders as of December 31, 2002 was $705,186. The debt was satisfied as noted above on April 30, 2003. The notes were secured by pledge of common stock.

Two former investors of Red Wing receive monthly principal and interest payments, ranging from 7 to 8.5 percent, which were assumed by us when we acquired Red Wing. Note balances as of December 31, 2002 were $10,277 and $41,109, respectively. The debt was satisfied as noted above on April 30, 2003. The notes were unsecured.

On September 18, 2001, we acquired Champion in a merger transaction. As consideration for the merger, (a) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders, (b) issued 299,184 shares of our common stock, and (c) issued promissory notes. The promissory notes were discounted using a seven percent discount rate. The notes were payable in equal installments of $256,164 on January 18, May 18, September 18, 2002, and January 18, 2003. The January 18, 2002 payment was paid timely. In May 2002, we re-negotiated an extension of the May payment with several of the note holders until December 31, 2002, in the amount of $159,041. In exchange for the extension, we paid 10 percent of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5 percent per annum on the unpaid balance of the notes. All remaining former Champion shareholders were paid their May 2002 payment as stated in the original notes. In September 2002, we renegotiated an extension of the September payment with several of the note holders until December 15, 2002, in the amount of $159,041. In exchange for the extension, we paid 25 percent of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5 percent per annum on the unpaid balance of the notes. As consideration for their agreeing to another deferral, each such note holder received one warrant for every dollar deferred until December 15, 2002. We issued five-year warrants to purchase 119,285 shares of our common stock at an exercise price of $1.00 per share. All remaining former Champion shareholders were paid their September 2002 payment as stated in the original notes. On December 6, 2002, a notice was sent to all of the former Champion shareholders that we were not in the position to make the final payments due and was seeking a solution to meet our obligation. The outstanding principal balance due all former Champion shareholders as of December 31, 2002 was $674,077. The debt was satisfied as noted above on April 30, 2003. The notes were secured by a pledge of common stock.

On October 10, 2001, we acquired FMS/Harvest. Effective December 31, 2001, we merged FMS/Harvest with and into Red Wing. In consideration for the purchase, we paid $300,000 in cash at closing, issued promissory notes in the total amount of $300,000, and issued 250,000 shares of our common stock. The promissory notes were originally payable in May 2002. In May 2002, we re-negotiated an extension of the due date with all former shareholders of FMS/Harvest. In consideration for extending the due date until December 15, 2002, we paid 10 percent of the May payment totaling $30,000 in satisfaction of the notes and agreed to (a) pay interest at the rate of 12.5 percent on the unpaid balance, (b) until July 12, 2002, allow the note holders to convert any or all of the unpaid balance of the notes into shares of our common stock at a price equal to 90 percent of the average closing sales price for the 5 days preceding conversion, and (c) release such shareholders from their lock-up agreements relating to the shares issued in the acquisition. In June 2002, three of the FMS/Harvest shareholders converted $117,745 of principal and $1,013 of interest into 151,669 shares of common stock at $0.783 per share. On December 6, 2002, a notice was sent to all of the former FMS/Harvest shareholders that we were not in the position to make the final payments due and was seeking a solution to meet our obligation. The outstanding principal balance due all FMS/Harvest shareholders as of December 31, 2002 was $152,255 and was unsecured. The debt was satisfied as noted above on April 30, 2003.

Components of goodwill and other intangibles (which are included in the net assets (liabilities) of operations of discontinued accounting software business) are as follows:

	December 31, 2002

	Gross
	Carrying	Accumulated
	Amount	Amortization

Intangible assets subject to amortization
Customer lists	$1,737,248	$1,096,128
Non-compete agreements	620,000	391,193

	2,357,248	1,487,321

Intangible assets not subject to amortization
Goodwill	$5,618,564	$4,300,304

The changes in the carrying value of goodwill for the years ended December 31, 2003 and 2002 are as follows:

Balance of goodwill (less accumulated amortization) as of December 31, 2001	$5,916,924
Second quarter impairment loss recorded June 30, 2002	(2,131,391)
Sale of Epoxy Network technology asset in August 2002	(817,273)
Loss on discontinued ASB	(1,650,000)

Balance as of December 31, 2002	$1,318,260
Sale of the ASB asset in April 2003	(1,318,260)

Balance as of December 31, 2003	$—

NOTE 4 – BUSINESS COMBINATIONS

PRE JULY 1, 2001 COMBINATIONS

EDGE TECHNOLOGIES, INC.

On January 16, 2001, Old AIQ completed its merger with privately held Edge Technologies, Incorporated (“Edge”), the creator of a fully integrated eBusiness website service called Account Wizard, which was subsequently branded as part of the Epoxy Network. The merger was accounted for under the purchase method of accounting with the operations of Edge included in the Old AIQ consolidation as of that date. The former stockholders of Edge received $300,000 in cash and 325,000 shares of our common stock.

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

METEOR INDUSTRIES, INC. – OLD AIQ MERGER TRANSACTION

On April 30, 2001, Old AIQ completed its merger with Meteor Industries, Inc. Pursuant to an Agreement and Plan of Merger dated as of January 11, 2001, as amended April 27, 2001 (the “Merger Agreement”), by and among Meteor Industries, Inc. (“Meteor”), activeIQ Technologies Inc., a Minnesota corporation (“Old AIQ”) and MI Merger, Inc., a Minnesota corporation and a wholly owned subsidiary of Meteor (“Merger Sub”), Old AIQ merged with and into Merger Sub (the “Merger”). The surviving corporation in the Merger was renamed “AIQ, Inc.” In addition, immediately prior to the Merger, Meteor was reincorporated under Minnesota law by merging with a wholly owned subsidiary (the “Re-incorporation Merger”) and was subsequently renamed Active IQ Technologies, Inc. Meteor’s shareholders approved both the Merger and the Re-incorporation Merger on March 27, 2001, and both transactions became effective on April 30, 2001 resulting in AIQ, Inc. becoming a wholly owned subsidiary of Active IQ Technologies, Inc. Since Meteor had only monetary assets and no operations, the merger was accounted for as the issuance of stock by Old AIQ in exchange for monetary assets of Meteor.

Pursuant to the Merger Agreement, in exchange for their shares of Old AIQ common stock, each shareholder of Old AIQ common stock received one share of Meteor’s common stock (after giving effect to the Re-incorporation Merger). At the time of the Merger there were 4,385,911 shares of common stock of Old AIQ outstanding, (excluding 400,000 shares held by Meteor, which were cancelled upon the effective time of the Merger). In addition to receiving shares of Meteor’s common stock, each of the former Old AIQ shareholders was entitled to receive a warrant to purchase two shares of Meteor’s common stock for every three shares of Old AIQ common stock held by such shareholder. The warrants, which expire on April 30, 2006, are exercisable at a price of $5.50 share upon notice to the holders thereof after the closing price of Meteor’s common stock (as quoted on the OTCBB) has averaged $7.50 for 14 consecutive days. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

RED WING BUSINESS SYSTEMS, INC.

In June 2001, we completed our acquisition of Red Wing Business Systems, Inc. (“Red Wing”), a Minnesota corporation. Red Wing, which operated as a wholly owned subsidiary of ours, produced and sold accounting and financial management software for small and medium-sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the “Agreement”) dated June 6, 2001, we purchased all of the outstanding capital stock from the shareholders of Red Wing (the “Sellers”). The acquisition of Red Wing was accounted for under the purchase method of accounting.

The Sellers received an aggregate of 400,000 shares of our common stock and cash in the aggregate of $1,600,000, of which $400,000 was delivered at the closing. Under the Agreement, we had an obligation to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. As of December 31, 2002, the balance due to the former Red Wing shareholders was $705,186, which we satisfied upon the sale that occurred April 30, 2003. See Note 3 –Discontinued Operations of Accounting Software Business.

With closing costs, the total consideration plus the fair value of the net liabilities assumed was approximately $4,724,000, consisting primarily of goodwill and other intangibles. The other intangibles acquired consisted of acquired software developed. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

POST JUNE 30, 2001 COMBINATIONS

CHAMPION BUSINESS SYSTEMS, INC.

In September 2001, we completed our merger with privately held Champion Business Systems, Inc. (“Champion”), a Colorado corporation. Champion, which operated as a wholly owned subsidiary of ours, produced and sold accounting and financial management software for small and medium-sized businesses.

The merger was accounted for under the purchase method of accounting with the operations of Champion included in our consolidated financial statements as of that date.

The former shareholders of Champion were divided into two groups: Minority Shareholders and Majority Shareholders. At closing, the Majority Shareholders received an aggregate of 299,185 shares of our common stock and all former Champion shareholders received their pro rata share of a $512,328 cash payment. Terms of the merger agreement required additional cash payments of $1,000,000 payable in 4 equal installments, each due on the 4, 8, 12 and 16-month anniversaries. We granted a security interest in the newly acquired shares of Champion to the former Champion shareholders pursuant to a pledge agreement dated as of September 14, 2001. As of December 31, 2002, the balance due to the former Champion shareholders was $674,077, which we satisfied upon the sale that occurred April 30, 2003. See Note 3 – Discontinued Operations of Accounting Software Business.

With closing costs, the total consideration plus the fair value of the net liabilities assumed was approximately $3,692,000, consisting primarily of goodwill and other intangibles.

The primary reason for the acquisition of Champion was to expand our software and service support customer base and business. The factors contributing to goodwill were principally based on our belief that synergies would be generated through the combining of our other software and service support with Champion’s accounting packages. The total purchase included common stock issued of 299,185 valued at $4.89 per share, the average of the closing bid and ask price of our common stock 10 trading days before September 18, 2001 (the effective date of the acquisition of Champion). Furthermore, we did not issue any options or warrants in conjunction with the Champion acquisition.

We recorded goodwill and other intangibles allocated to customer relationships, non-compete agreements and acquired software developed of approximately $1,318,700, $200,000 and $495,000, respectively. (See table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

FMS MARKETING, INC.

On October 10, 2001, we acquired all of the outstanding capital stock of FMS Marketing, Inc., a New Lennox, Illinois accounting software provider doing business as “FMS/Harvest.” Like Red Wing, FMS/Harvest also serves users primarily in the agricultural and farming industries. In consideration for the purchase, we paid approximately $300,000 in cash at closing; issued 6-month promissory notes in the total amount of $300,000; and issued 250,000 shares of our common stock. The common stock was valued at $3.02 per share, the average of the closing bid and ask price of our common stock 10 trading days before October 10, 2001 (the effective date of acquisition). The primary reason for the acquisition of FMS/Harvest was to continue expanding our software and service support customer base and business. The factors contributing to goodwill were principally based on our belief that synergies would be generated through the combining of our other software and service support with FMS/Harvest’s accounting packages.

We recorded approximately $694,000 as goodwill and approximately $418,000 and $420,000 as other intangibles allocated to customer relationships and non-compete agreements, respectively. (See table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

Effective December 31, 2001, we merged FMS/Harvest with and into Red Wing.

Following are condensed balance sheets summarizing the amounts assigned to the assets acquired and liabilities assumed at the various dates of acquisition:

	Edge	Meteor	Red Wing	Champion	FMS/Harvest

Current assets	$—	$3,538,000	$171,000	$91,000	$11,000
Property and equipment	—	—	58,000	25,000	2,000
Note receivable	—	500,000	—	—	—
Acquired software developed	—	—	436,000	495,000	—
Goodwill	2,264,000	—	4,059,000	1,562,000	694,000
Other intangible assets	—	—	—	1,519,000	838,000

Total assets	$2,264,000	$4,038,000	$4,724,000	$3,692,000	$1,545,000

Current liabilities	$—	$—	$1,257,000	$709,000	$136,000
Note payable-former shareholders	—	—	1,122,000	956,000	290,000
Due to Active IQ Technologies	2,264,000	—	2,200,000	1,964,000	1,066,000
Long-term debt	—	—	145,000	63,000	53,000
Shareholders’ equity	—	4,038,000	—	—	—

Total liabilities and
shareholders’ equity	$2,264,000	$4,038,000	$4,724,000	$3,692,000	$1,545,000

The assets and liabilities assigned to the acquisitions are included in net assets of operations of discontinued accounting software business at December 31, 2001. The accompanying unaudited pro forma condensed results of operations for the year ended December 31, 2001 give effect to the acquisitions of Meteor, Edge, Red Wing, Champion, and FMS/Harvest as if such transactions had occurred on January 1, 2001. The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

Pro Forma for the Year Ended December 31, 2001

Revenues	$5,382,906
Loss from operations	(9,491,914)

Net loss	$(9,413,688)

Basic and diluted net loss per common share	$(1.15)

NOTE 5 – PREPAID EXPENSES

In 2003, we issued warrants to provide consulting services to us in connection with marketing and public relations over a period of two years. In exchange for these services to be rendered, we issued 150,000 five-year warrants exercisable at $.60 per share. We recorded the prepaid consulting fee using the Black-Scholes pricing model since this was more readily measurable than the value of the services to be rendered. The amount recorded was $155,000 and is being amortized over a period of two years beginning in November 2003.

In 2003, we issued to Windsor Capital Corporation 500,000 shares of our common stock to provide consulting fees in connection with marketing and public relations over a period of two years. We recorded the prepaid consulting based on the closing price of our stock on the OTCBB since this was more readily measurable than the value of the services to be rendered. The amount recorded was $230,000 and is being amortized over a period of two years beginning in November 2003.

Components of prepaid expenses are as follows:

	December 31,
	2003	2002

Prepaid consulting fees	$352,917	$—
Other prepaid expenses	259,860	35,542

	$612,777	$35,542

NOTE 6 – NOTE RECEIVABLE

We completed our merger with Old AIQ on April 30, 2001 and entered into a note receivable in the amount of $500,000. The note was secured by a stock pledge dated April 27, 2001, pledging 1,500,000 shares of common stock of Capco Energy, Inc. The note receivable accrued interest at 10 percent per annum. We received the remaining principal balance plus accrued interest in May 2002.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2003	2002

Furniture	$—	$40,845
Equipment		121,333
Software	—	64,056
Less-accumulated depreciation and amortization	—	(102,729)

Net property and equipment	$—	$123,505

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $8,935, $144,962 and $185,520, respectively. During the year ended December 31, 2003, all fully depreciated assets were written off.

NOTE 8 – PREPAID ROYALTIES

In December 2001, we entered in an application service provider (“ASP”) software license agreement with Stellent, Inc., which formed the backbone to our hosted solutions business. The ASP agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent’s Content Management software. We agreed to pay a royalty of 20 percent of net receipts, as defined in the ASP agreement, or $500 per month per customer, whichever was greater. The minimum royalty commitments for the exclusive ASP license were as follows: $1,000,000 for year 2002, $2,000,000 for year 2003 and $3,000,000 for year 2004. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002, we prepaid the September and December payments and in consideration of the early payment, we received a five percent discount, or $50,000. Since our revenues for the year ended December 31, 2002 were below the minimum, we recognized the full amount of expense and ended the year with a balance of $975,000.

On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business for $650,000 cash, the reimbursement of transaction-related expenses incurred by us in the amount of $150,000, and the assumption of certain obligations, liabilities and employees of ours. The transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business. Revenues generated from our Hosted Solutions Business were $132,455 and $331,018 during the years then ended December 31, 2003 and 2002, respectively. The sale resulted in a loss on prepaid royalties of $434,895 during the year ended December 31, 2003.

NOTE 9 – ACTIVE HAWK MINERALS, LLC

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which we valued at $2,100,000. We contributed 3,750,000 shares of our common stock and assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of December 31, 2003, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $300,000 by April 30, 2004.

Once Kwagga has spent our aggregate $2,100,000 contribution, we will receive such number of shares of Kwagga’s capital stock representing a 35 percent ownership position. Once the current exploration activities being conducted on the FSC Project are complete, estimated to take approximately 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further contribution of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. If we fail to make any advances by the prescribed due date, Kwagga has specific rights to terminate our interests. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

Regardless of the percentage we ultimately own of Kwagga, we will be a passive investor, since we do not have any rights to direct the drilling efforts being preformed in the FSC Project.

Prepaid Exploration Expenses

Our prepaid exploration expenses are components based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $1,800,000 already advanced to Kwagga, $1,300,000 remains in their cash reserves at December 31, 2003. Each quarter, Kwagga will provide us with a report of the remaining value held in reserve.

Exploration Intangibles, net

The issuance of 3,750,000 shares of our common stock to Hawk USA, as described above (valued at $0.73 per share, based on the closing sale price of our common stock on June 26, 2003 as listed on the OTCBB) represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares.

Additionally, as specified in the Joint Agreement, we obtained a “Buyout Option” in which we could acquire Hawk USA’s 50 percent interest in Active Hawk Minerals, LLC, by issuing Hawk USA 2,500,000 shares of our common stock. On November 7, 2003, we exercised the option and issued the common stock (valued at $0.94 per share, based on the closing sale price of our common stock on November 7, 2003 as listed on the OTCBB), which represented an issuance of 9.0 percent of our total issued and outstanding common stock of 27,797,181 shares. Active Hawk Minerals, LLC is now our wholly owned subsidiary.

We believe that the closing price of our common stock, as quoted on the OTCBB, is the most appropriate method to fairly report the market value of our common stock at those dates.

Based on the contributions by Hawk USA in Active Hawk Minerals, LLC in exchange for a 50 percent interest, we valued the exploration agreements based on the fair value of all the components contributed by Hawk USA (i.e. the FSC Project and the Holdsworth Project). The fair value assigned to the Holdsworth Project was determined by management to be $150,000 with the balance of $5,170,389 assigned to the FSC Project. Based on the information received regarding the mining rights to the Holdsworth Project and the potential that exists to warrant further exploration of the FSC Project by AfriOre on behalf of Active Hawk Minerals, LLC, we believe capitalization of the intangible assets is appropriate. Our board of directors approved the Joint Agreement based on the belief that the shares exchanged for the ownership in Active Hawk Minerals, LLC (which at December 31, 2003 we own 100%) was appropriate consideration for the estimated fair value of the rights and interests in the FSC and Holdsworth Projects.

We issued an option to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to one of our former directors for the consulting services rendered to complete this transaction. The option was valued at $55,000 using the Black-Scholes pricing model.

Components of exploration intangibles are as followings:

	December 31,

	2003	2002

Total value of consideration contributed by Hawk USA	$2,100,000	$—
Issuance of 3,750,000 common shares to Hawk USA	2,737,500	—
Issuance of option to former director	55,000	—
Joint Agreement costs	27,889	—
Issuance of 2,500,000 common shares to Hawk USA	2,350,000	—
Less: Minority interest previously recorded	(1,950,000)	—

Balance at December 31, 2003 of Active Hawk	5,320,389	—
Accumulated amortization at December 31, 2003	(613,068)	—

Exploration intangibles, net	$4,707,321	$—

In October 2003, supported by funding provided by us, AfriOre commissioned the first range-finding drillhole of an initial three range-finding drillhole program at the FSC Project. The initial program, which is expected to be completed by mid 2004, is anticipated to include a total of approximately 6,200 meters of drilling and is aimed at establishing the presence of stratigraphic units related to Witwatersrand gold deposits in the depth range of 1,200 meters to 1,500 meters below surface. Therefore, we began to amortize the FSC Project value over the estimated exploration timeframe of 24 months in October 2003. We will continue to evaluate the amortized net intangible asset and record an impairment in the future pursuant to SFAS No. 144, if necessary.

For the year ended December 31, 2003, we recorded $613,068 for amortization of exploration intangibles. We estimate the exploration intangible amortization expense will be approximately $2,585,000 and $1,972,000 for the years ending December 31, 2004 and 2005, respectively. The fair value of $150,000 assigned to the Holdsworth Project will be amortized once a more definitive project plan is determined.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Operating Leases

Currently, we have no leases for land, buildings or equipment. Our only obligation is a $1,500 month-to-month office rental. Total rent expense under operating leases for the years ended December 31, 2003, 2002 and 2001, was $46,018, $479,724 and $400,635, respectively. We have paid a total rent expense for the years ended December 31, 2003, 2002 and 2001, in the amount of $19,000, $0 and $0, respectively, for our executive offices to a company whose sole director is a former director and significant shareholder.

As conditions of the sale of the Accounting Software Business and the Hosted Solutions Business, we have been released from all prior commitments regarding operating leases.

NOTE 11 - RELATED PARTY TRANSACTIONS

In December 2000, Old AIQ entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with Mr. Eibensteiner, who was then a director of the Company. On July 30, 2001, Mr. Eibensteiner delivered to us a cash payment in the amount of $75,000 and a two-month promissory note in the principal amount of $200,000. In April 2002, the receivable was paid in full.

On March 29, 2002, we borrowed $450,000 from Blake Capital Partners, LLC, an entity wholly owned by Mr. Mills, a shareholder and former director. The loan was evidenced by a 90-day promissory note and accrued interest at the rate of seven percent annually. In connection with the loan, we also issued to Blake Capital Partners, LLC a five-year warrant to purchase 25,000 shares of common stock at a price of $3.00 per share. The proceeds received were allocated to the fair value of the securities issued (debt and warrant issued). On May 30, 2002, we allowed Blake Capital Partners to convert $150,000 of outstanding principal under the note into 200,000 shares of common stock. We satisfied the remaining outstanding principal and accrued interest in full on June 10, 2002. We also recorded an $80,000 interest charge to reflect the difference between the market value of the shares issued and the remaining outstanding debt.

On May 27, 2002, we sold 500,000 shares of our common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share, for total proceeds of $375,000 (we received $350,000 in cash and recorded a stock subscription receivable of $25,000). As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase 1 million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. We recorded an expense of $343,390 (related to the reduction of price of the 1 million warrants) using the Black-Scholes pricing model. Prior to this private placement, Boston Financial Partners beneficially owned more than five percent of our common stock. In December 2002, we finalized an amendment to the agreement and canceled the $25,000 stock subscription receivable.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors five-year warrants to purchase an aggregate of 800,000 shares of our common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. Proceeds were allocated to the fair value of the securities issued (common stock and warrant). One of the investors was Wyncrest Capital, Inc., a wholly owned affiliate of Ronald E. Eibensteiner, who was then a director of ours. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued an additional 50,000 warrants in September 2002 to Mr. Eibensteiner as consideration for the placement. Furthermore, we lease our executive offices from a company in which Mr. Eibensteiner is the sole director.

In October 2003, in exchange for financial advisory services related to equity raising activities, we paid to Blake Capital Partners, LLC $52,000 in cash and issued a four-year warrant to purchase an aggregate of 208,000 shares of our common stock at an exercise price of $0.50.

In October 2003, in exchange for financial advisory services related to equity raising activities, we paid to Boston Financial Partners, Inc., $300,000 in cash and issued a four-year warrant to purchase an aggregate of 538,000 shares of our common stock at an exercise price of $0.50.

In November 2003, we engaged Boston Financial Partners, Inc. to provide consulting services to us in connection with evaluating our business model, evaluating and, if necessary, modifying our investor relations plans, introducing us to potential investors and identifying for us mineral exploration investment or acquisition opportunities. In exchange for these services rendered, we issued to Boston Financial Partners a two-year warrant to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.62.

NOTE 12 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During February 2002, all 365,000 shares of Series B Convertible Preferred Stock were converted into units, each unit consisting of one share of common stock and one warrant to purchase common stock. The warrants issued as part of the units converted are exercisable until May 15, 2005, at an exercise price of $2.50 per share.

On March 14, 2002, we issued a warrant to purchase 54,000 shares of common stock at $5.50 per share to an underwriter who exercised a warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The original warrant had an exercise price of $6.875 and was re-priced to $2.00 per share, providing net proceeds of $108,000. We recorded an expense of $61,020 related to the re-pricing of the warrant using the Black-Scholes pricing model. The new warrant expires on April 30, 2006.

In connection with our October 2001 acquisition of FMS Marketing, Inc., we were required to pay to the 4 former shareholders of FMS/Harvest an aggregate of $300,000 by May 10, 2002 pursuant to the terms of certain promissory notes. In May 2002, we re-negotiated the terms of those notes in order to provide that we would immediately pay an aggregate of $30,000 and the remaining $270,000 would be payable by December 15, 2002, with interest accruing at the rate of 12.5 percent per annum. In addition, the renegotiated notes allowed the former FMS/Harvest shareholders to convert the outstanding balance into shares of our common stock until July 12, 2002 at a price equal to 90 percent of the average closing sales price for the 5 days preceding conversion. On April 10, 2002, three of the former FMS/Harvest shareholders exercised the conversion option with respect to their notes, converting an aggregate of $118,758 of outstanding principal and interest into 151,669 shares of our common stock (at a conversion price of $0.783 per share, the fair value of the common stock on that date).

See Note 11 — Related-Party Transactions, for other issuances of common stock during the year ended December 31, 2002.

During the year ended December 31, 2002, we received proceeds of $12,830 from the exercise of 4,000 options.

On January 6, 2003, we entered into a severance agreement with D. Bradly Olah, our then Chief Executive Officer, effective December 31, 2002. The agreement allowed for the payment of Mr. Olah’s base salary through May 31, 2003, payment of health and other insurance benefits through December 31, 2003 and the extension until December 31, 2007 to exercise options issued in July 2000. In exchange, Mr. Olah resigned as Chief Executive Officer and released us from all claims, including a release from his employment agreement dated May 1, 2001 (amended January 1, 2002). In addition, we exercised our right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 14, 2002 in exchange for the cancellation of his stock subscription receivable to us.

On February 26, 2003, Mr. Olah agreed to exchange the remaining unpaid base salary and benefits per the January 6, 2003 severance agreement, totaling $56,529, into 292,500 common shares of the Company at a rate of $0.20 per share.

In May 2003, we issued 250,000 shares of our common stock to a law firm, in exchange for amounts due them for services rendered totaling $54,645, which we had previously recorded as accounts payable.

In June 2003, we issued 3,750,000 shares of our common stock valued at $0.73 per share. See Note 9 – Active Hawk Minerals, LLC.

In October 2003, a former director exercised 50,000 director stock options and we received proceeds of $17,500.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In the event such registration statement is not declared effective by the Securities and Exchange Commission by February 11, 2004, we are obligated to issue to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement. See Note 16 –Subsequent Events.

In November 2003, we issued 2,500,000 shares of our common stock valued at $0.94 per share as payment for the exercise of our option to purchase the 50 percent interest held by Hawk USA in Active Hawk. See Note 9 – Active Hawk Minerals, LLC.

In November 2003, we issued 500,000 shares of our common stock to a consultant for services to be rendered. The common shares were valued at $230,000 and the prepaid services will be amortized over two years. See Note 5 – Prepaid Expenses.

Option Grants

During the year ended December 31, 2003, we granted 3,392,500 options to purchase common stock at prices ranging from $0.20 to $0.65 per share. Generally, all options were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

The total amount of compensation expense recorded, pursuant to APB 25 and related interpretations, for the years ended December 31, 2003, 2002 and 2001 was $138,264 (including $96,800 related to variable plan accounting) $129,488 and $678,281, respectively. Following is a roll forward of the deferred compensation account:

Balance at December 31, 2000	$172,813
Additions	817,169
Compensation expense	(678,281)

Balance at December 31, 2001	311,701
Additions	—
Compensation expense	(129,488)

Balance at December 31, 2002	182,213
Cancellation of un-vested option	(140,749)
Compensation expense	(41,464)

Balance at December 31, 2003	$—

Warrant Grants

During March 2002, we issued a warrant to purchase 54,000 shares of common stock at $5.50 per share to an underwriter who exercised a warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock. The original warrant had an exercise price of $6.875 and was re-priced to $2.00 per share. We recorded an expense of $61,020 related to the re-pricing of the warrant using the Black-Scholes pricing model. The newly issued warrant expires on April 30, 2006.

Also in March 2002, we issued a five-year warrant to purchase 25,000 shares of common stock at $3.00 per share in conjunction with a loan from a director. We allocated $33,750 of the proceeds as the value of the warrants issued using the Black-Scholes pricing model.

On May 27, 2002, we sold 500,000 shares of our common stock in a private placement to Boston Financial Partners, Inc., at a price of $0.75 per share. As consideration for its purchase of such shares, Boston Financial Partners also received a warrant to purchase an additional 500,000 shares of our common stock at an exercise price of $1.00 per share, and we further agreed to reduce to $1.00 the exercise price on all other warrants to purchase shares of our common stock held by Boston Financial Partners and its affiliates. Such warrants represent the right to purchase one million shares of common stock and had exercise prices ranging from $5.50 to $7.50 per share. We recorded an expense of $343,390 (related to the reduction of price of the one million warrants) using the Black-Scholes pricing model.

On May 31, 2002, we sold to two investors in a private placement an aggregate of 800,000 shares of our common stock at a price of $0.75 per share for total proceeds of $600,000. In connection with the sale of these shares, we also issued to the investors five-year warrants to purchase an aggregate of 800,000 shares of common stock at an exercise price of $1.25 per share. The warrants may be redeemed by us any time after January 30, 2003 and following a period of at least 30 business days in which our common stock trades at $2.50 per share or more. The redemption price is equal to $.01 per warrant share. One of the investors was Wyncrest Capital, Inc., a wholly owned affiliate of Ronald E. Eibensteiner, who was then a director of ours. Wyncrest Capital acquired half of the shares and warrants issued in this private placement. In conjunction with this transaction, we also issued a warrant to purchase 50,000 shares of common stock in September 2002 to Ronald E. Eibensteiner as consideration for the placement. This warrant has a term of 5 years and is exercisable at a price of $1.00 per share.

On June 21, 2002, the Company issued 15,060 warrants to purchase common stock at $0.83, to a vendor in exchange for services completed. The warrants were valued using the Black-Scholes pricing model.

On September 18, 2001, we acquired Champion Business Systems, Inc. in a merger transaction. As consideration for the merger, (a) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders, (b) issued 299,184 shares of our common stock, and (c) issued promissory notes in the aggregate amount of approximately $1,000,000. We are recording an imputed interest expense of seven percent per annum. The notes are payable in equal installments of $256,164 on January 18, May 18, September 18, 2002, and January 18, 2003. In September 2002 several of the note holders re-negotiated an extension of the September payment until December 15, 2002, in the amount of $159,041. In exchange for the extension, we paid 25 percent of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5 percent per annum on the unpaid balance of the notes. As consideration for their agreeing to another deferral, each such note holder also received one common stock purchase warrant for every dollar deferred until December 15, 2002. We issued warrants to purchase an aggregate of 119,285 shares of our common stock to nine persons. The warrants have a term of 5 years and have an exercise price of $1.00 per share. The value of these warrants totaled $82,199, using a Black-Scholes pricing model and a non-cash interest expense was charged ratably through December 15, 2002.

In October 2003, we issued 5,095,000 one-year warrants to purchase common stock at a price of $0.75 per share, in connection with our private placement of 10,190,000 units. Additionally, we issued 256,000 four-year warrants to purchase common stock at a price of $0.50 per share, as compensation for placement agent services rendered in connection with our private placement.

In November 2003, we issued a 250,000 five-year warrant to purchase common stock at $0.60 per share and a 50,000 two-year warrant to purchase common stock at $0.62 per share, all for services rendered.

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable. We recorded expense related to warrants issued in the amount of $644,916, $612,859 and $1,436,393 for the years ended December 31, 2003, 2002 and 2001, respectively.

The following assumptions were used to value the fair value of warrants given during the years 2003, 2002 and 2001 for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 4 to 6%, expected life equal to the contractual life of five years and volatility of 74% to 313%.

Information regarding our warrants is summarized below:

		Weighted Average	Range of
	Number	Exercise Price	Exercise Price

Outstanding at December 31, 2000	150,694	$3.24	$1.00 -	$60.00
Granted-including warrants previously
issued by Meteor before the merger	7,726,122	5.32	2.50 -	7.50
Cancelled or expired	(74,678)	3.81	1.00 -	37.50
Exercised	(22,682)	1.00		1.00

Outstanding at December 31, 2001	7,779,456	$5.28	$1.00 -	$60.00
Granted	1,563,345	1.21	1.00 -	5.00
Re-priced grants	1,054,000	1.06	1.00 -	2.00
Cancelled or expired	(19,500)	3.86	2.43 -	6.87
Re-priced cancellations	(1,054,000)	5.61	5.50 -	7.50
Exercised	(54,000)	2.00		2.00

Outstanding at December 31, 2002	9,269,301	$4.05	$1.00 -	$60.00
Granted	7,397,000	0.69	0.50 -	0.75
Cancelled or expired	(113,750)	2.90		2.90
Exercised	—	—		—

Outstanding at December 31, 2003	16,552,551	$2.56	$0.50 -	$60.00

Warrants exercisable at December 31, 2003	16,552,551	$2.56	$0.50 -	$60.00

The weighted average fair value of warrants granted was $0.65 in 2003, $0.65 in 2002 and $1.41 in 2001.

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

On January 6, 2003, we entered into a severance agreement with D. Bradly Olah, our then Chief Executive Officer, effective December 31, 2002. The agreement allowed for the payment of Mr. Olah’s base salary through May 31, 2003, payment of health and other insurance benefits through December 31, 2003 and the extension until December 31, 2007 to exercise options issued in July 2000. In exchange, Mr. Olah resigned as Chief Executive Officer and released us from all claims, including a release from his employment agreement dated May 1, 2001 (amended January 1, 2002). In addition, we exercised our right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 14, 2002 in exchange for the cancellation of his stock subscription receivable to us.

Stock Option Plans

The Company has six stock option plans. The Company has the 1994 Stock Option Plan, the 1998 Incentive Equity Plan, the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans and the 2001 Employee Stock Option Plan. As of December 31, 2003, an aggregate of 11,700,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period of ranging from one to four years and expire 10 years from the date of grant.

Information regarding the Company’s stock options is summarized below:

		Weighted
		Average
	Number of	Exercise
	Options	Price

Options outstanding - December 31, 2000	1,268,997	$2.07
Grants related to Meteor merger	2,047,935	3.32
Granted	2,384,559	4.16
Canceled or expired	(1,004,805)	2.65
Exercised	(641,345)	2.79

Options outstanding - December 31, 2001	4,055,341	$3.57
Granted	2,366,283	1.68
Canceled or expired	(1,343,475)	4.24
Exercised	(511,500)	3.98

Options outstanding - December 31, 2002	4,566,649	$2.38
Granted	3,392,500	0.54
Canceled or expired	(2,065,925)	1.64
Exercised	(342,500)	0.22

Options outstanding - December 31, 2003	5,550,724	$1.66

Options exercisable - December 31, 2003	4,050,724	$2.07

Weighted average fair value of options
granted during the year ended December 31, 2003		$0.52

Weighted average fair value of options
granted during the year ended December 31, 2002		$1.44

Weighted average fair value of options
granted during the year ended December 31, 2001		$4.21

Options outstanding under the plans as of December 31, 2003, have exercise prices ranging from $0.40 per share to $37.50 per share and a weighted average remaining contractual life of 3.0 years.

The following information summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Weighted	Weighted	Weighted		Weighted
	Average	Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.40 to $2.87	4,484,365	4.3 years	$1.02	2,984,365	$1.24
$3.00 to $5.50	1,046,025	1.5 years	$4.04	1,046,025	$4.04
$15.00 to $37.50	20,334	0.7 years	$20.90	20,334	$20.90

$0.40 to $37.50	5,550,724	3.0 years	$1.66	4,050,724	$2.07

66

NOTE 13 – INCOME TAXES

The Company has generated federal and state net operating loss carryforwards of approximately $14,930,000 and $9,200,000, respectively, which, if not used, will begin to expire in 2019. These net operating losses may currently be limited due to past changes in ownership of the Company or business operations. Future changes in the ownership of the Company or business operations may place additional limitations on the use of these net operating loss carryforwards.

The benefit from income taxes consists of the following:

	December 31,
	2003	2002	2001

Current income tax benefit	$243,920	$—	$—
Deferred income tax benefit	—	—	—

Total benefit from income taxes	$243,920	$—	$—

The Company’s deferred tax assets are as follows:

	December 31,

	2003	2002

Net operating loss carryforwards	$6,122,000	$5,247,000
Federal tax carryback claim refund	—	290,000
Property and equipment basis difference	—	(100,000)
Accrued liabilities and other	267,000	195,000
Less: valuation allowance	(6,389,000)	(5,632,000)

Net deferred tax asset	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years is as follows:

	December 31,

	2003	2002	2001

Federal statutory tax rate	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(6.0%)	(6.0%)	(6.0%)
Change in valuation allowance	31.0%	41.0%	41.0%

Effective tax rate	(10.0%)	0.0%	0.0%

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	For the Years Ended December 31,

	2003	2002	2001

Cash paid for interest, net of original issue discount and
warrants issued for extension of debt	$—	$5,456	$7,138
Income tax refund	243,920	—	—
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in payment of legal fees
and accounts payable	—	12,500	175,718
Issuance of stock in payment of accounts payable	54,645	—	—
Conversion of notes payable to common stock	—	348,758	—
Issuance of common stock with non-recourse
note receivable	—	2,000,000	200,000
Cancellation of stock subscription receivable	2,000,000	—	—
Conversion of accrued wages into common stock	56,259	—	—
Acquisition of certain assets and goodwill recorded, and
assumption of certain liabilities on Edge
Technologies, Incorporated merger	—	—	1,512,500
Issuance of note receivable in connection with
the Meteor merger	—	—	500,000
Surrender of common stock on stock subscription
receivable canceled	—	—	312,500
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on Red Wing
Business Systems, Inc. acquisition	—	—	4,302,430
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on Champion
Business Systems, Inc. acquisition	—	—	3,191,375
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on FMS
Marketing, Inc. acquisition	—	—	1,234,594
Prepaid royalties financed with note payable	—	—	1,000,000
Reduction of note payable incurred on prepaid royalties
acquired due to discount for early payment	—	50,000	—
Conversion of Series B Preferred Stock into common stock	—	365,000	—
Issuance of common stock and warrants for investment
in Active Hawk Minerals, LLC	5,142,500	—	—
Issuance of common stock for prepaid consulting fees	230,000	—	—
Issuance of warrants for prepaid consulting fees	787,000	—	—

NOTE 15 – LEGAL PROCEEDINGS

We are a defendant in a lawsuit pending in the Minnesota District Court in Hennepin County initiated by Jack A. Johnson. Mr. Johnson was formerly our President and CEO until he left our Company to accept employment with Stellent, Inc., in connection with the sale of our Hosted Solutions Business to Stellent in March 2003. Mr. Johnson has asserted claims for breach of an alleged employment contract. We have denied all liability and are vigorously defending against Mr. Johnson’s claims. In particular, we have denied the enforceability of the alleged employment agreement. According to Mr. Johnson’s pleadings, he claims to be entitled to damages in the total amount of $360,000, plus an undetermined amount for his attorneys’ fees and costs. Discovery has been completed and both party’s motions for summary judgment were denied. The court has tentatively scheduled trial for April 2004. We are unable to state, with any degree of certainty, the probable outcome of this matter.

In two separate and unrelated actions brought in District Court, City and County of Denver, Colorado, the Company was named a defendant. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and Old AIQ. In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. To date, an aggregate of $226,000 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. The plaintiff obtained a default judgment against us, which was later vacated and the action dismissed for improper service of process. Mr. White and Meteor Marketing subsequently entered into a settlement and forbearance agreement with respect to Meteor Marketing’s outstanding obligations. The remaining amount owed to Mr. White is approximately $57,500 and Meteor Marketing is required to make monthly payments of $7,000 until the entire obligation is satisfied. Mr. White re-served us with a summons and complaint in November 2003, and has informed us that he wishes to maintain the action against us until Meteor Marketing fully satisfies the remaining indebtedness. The litigation is currently in its very early stages and discovery is just beginning. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding that both obligations are paid current, we believe Meteor Marketing is reasonably able to satisfy these obligations for the foreseeable future.

Neither of the guaranties, on which our potential liability to Farmers State Bank or Mr. White, were disclosed to us at the time the Meteor Industries-Old AIQ merger was completed in April 2001. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank or Mr. White in the future seek to hold us liable under the guaranties, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

Pursuant to FIN 45, the guaranties were valued in the amount of $30,000 during the year ended December 31, 2003.

NOTE 16 – SUBSEQUENT EVENTS

Pursuant to a Quota Purchase Agreement dated February 6, 2004 (the “Quota Agreement”), by and between Wits Basin and Argyle Securities Limited, a corporation formed under the laws of Saint Vincent (“Seller”), we purchased substantially all of the outstanding quota stock of Brazmin Ltda., (“Brazmin”) a limited liability company formed under the laws of Brazil, effective as of February 6, 2004. Brazil uses quota shares as its form of capital stock. Prior to the date of the Quota Agreement, there was no relationship between Brazmin or the Seller and us or our affiliates, officers and directors or any of our associates. Brazmin’s only assets are the mineral exploration rights of four distinct regions located within the South American country of Brazil. Brazmin has never had any revenues, as its activities have been solely to search out and acquire exploration rights on properties that possess specific criteria relating to base minerals and precious minerals. A third party operator and/or financier would be engaged to begin explorations on any of the properties. Brazmin will be operated as a wholly owned subsidiary of ours.

Pursuant to the Quota Agreement, in exchange for 99.99 percent of the outstanding shares of Brazmin, we (a) paid the Seller $50,000 in cash, (b) issued to the seller 700,000 shares of our common stock (the “Common Shares”), valued at $686,000 based on the closing sale price of our common stock, as quoted on the OTCBB, February 6, 2004; (c) issued to the Seller a five-year warrant to purchase 150,000 shares of our common stock, with an exercise price of $1.50 per share (the “Warrant Shares”), valued at $147,000 using the Black-Scholes pricing model; (d) reimbursed the Seller $19,847 of out-of-pocket expenses. We also entered into two consulting agreements with two of the principals of Brazmin for continued services. The consulting agreements would be for a period of six months, with monthly aggregate payments of $4,000 and an option package in which we granted an aggregate of 100,000 options with an exercise price of $1.10 per share and vesting completely over one-year. The consulting agreements may be renewed for additional six month terms should the need exist.

Pursuant to the Quota Agreement, we are required to file a registration statement covering the Common Shares and use our best efforts to have the Common Shares registered for resale under the Securities Act no later than July 5, 2004. In the event that the Common Shares are not registered by July 5, 2004, the Seller will have the sole right (exercisable within ten days thereafter) to terminate the Quota Agreement. In the event of termination, the Seller is required to return the Common Shares and the Warrant Shares to us, but is entitled to retain the $50,000 cash payment and any reimbursed out-of-pocket expenses received or owed by us.

We completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses (see Note – 12 Shareholders’ Equity). We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares.

NOTE 17 – QUARTERLY DATA (unaudited)

The following is the unaudited quarterly financial data for the years ended December 31, 2003, 2002 and 2001, (reported in thousands except per share data):

	Quarters Ended

	Mar 31, 03	Jun 30, 03	Sep 30, 03	Dec 31, 03

Revenues	$132	$—	$—	$—
Operating expenses	808	182	285	1,932
Loss from operations	(676)	(182)	(435)	(1,781)
Other income	173	246	150	—
Gain (loss) from continuing operations	(503)	64	(285)	(1,781)
Gain (loss) from discontinued operations	141	(80)	—	—
Net loss	$(362)	$(16)	$(285)	$(1,781)
Basic and diluted net loss per common share:
Continuing operations	$(0.04)	$—	$(0.02)	$(0.10)
Discontinued operations	0.01	(0.01)	—	—
Net loss	$(0.03)	$(0.01)	$(0.02)	$(0.10)

	Quarters Ended

	Mar 31, 02	Jun 30, 02	Sep 30, 02	Dec 31, 02

Revenues	$104	$166	$108	$121
Operating expenses	969	1,441	1,348	981
Loss from operations	(865)	(1,275)	(1,240)	(860)
Other income (expense)	30	116	(51)	231
Loss from continuing operations	(835)	(1,159)	(1,291)	(629)
Loss from discontinued operations	(502)	(2,972)	(346)	(1,925)
Net loss	$(1,338)	$(4,131)	$(1,637)	$(2,553)
Basic and diluted net loss per common share:
Continuing operations	$(0.07)	$(0.10)	$(0.09)	$(0.05)
Discontinued operations	(0.05)	(0.24)	(0.03)	(0.14)
Net loss	$(0.12)	$(0.34)	$(0.12)	$(0.19)

	Quarters Ended

	Mar 31, 01	Jun 30, 01	Sep 30, 01	Dec 31, 01

Revenues	$36	$258	$60	$109
Operating expenses	1,169	1,903	2,645	2,686
Loss from operations	(1,133)	(1,645)	(2,585)	(2,577)
Other income (expense)	18	89	51	(7)
Loss from continuing operations	(1,115)	(1,556)	(2,534)	(2,584)
Loss from discontinued operations	—	(288)	(645)	(725)
Net loss	$(1,115)	$(1,844)	$(3,179)	$(3,309)
Basic and diluted net loss per common share:
Continuing operations	$(0.25)	$(0.21)	$(0.25)	$(0.24)
Discontinued operations	—	(0.04)	(0.06)	(0.08)
Net loss	$(0.25)	$(0.25)	$(0.31)	$(0.32)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our chief executive and chief financial officers, of the effectiveness, as of December 31, 2003, of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, made at the end of the period, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission, and that there has been no significant change in such internal control, or other factors which could significantly affect such controls including any corrective actions with regard to significant deficiencies or material weaknesses, since our evaluation.

Management is aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

OF THE REGISTRANT

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 26, 2003:

Name	Age	Positions with the Company

H. Vance White	59	Chief Executive Officer and Director
Mark D. Dacko	52	Chief Financial Officer, Secretary and Director
Walter E. Brooks	62	Director
Michael Pickens	52	Director
Norman D. Lowenthal	66	Director
Zoran Arandjelovic	50	Director

H. Vance White has been our Chief Executive Officer and one of our directors since June 26, 2003. Since January 2003, Mr. White has also served as President of Hawk Precious Minerals Inc., a Toronto based mineral exploration company. Since April 2001, Mr. White has also been a partner in Brooks & White Associates, an unincorporated partnership providing management, financial and/or investor relations services to junior companies primarily in the natural resources sector. Since 1989 to present, Mr. White serves on the board of directors of Kalahari Resources Inc., a publicly-held Junior Canadian Resources company. Since November 1995 to present, Mr. White has served as the Alpine Ski Race Administrator for the Osler Bluff Ski Club, and since September 1979 to present, Mr. White has served as President and Director of Brewis & White Limited, a private family investment company. From January 1991 to July 1998 he was the Franchisee for Alarm Force Industries in the Collingwood, Grey-Bruce Regions of Central Ontario, a provider of residential and commercial alarm systems monitoring. From August 1993 to March 1995, Mr. White was the President of Amarado Resources Inc., a predecessor company of AfriOre Limited and a Director from August 1993 to June 1997. From September 1983 to September 1995, Mr. White was President of Mid-North Engineering Services, a company providing services and financing to the junior mining sector. Mr. White has been involved with the natural resource industry for over 30 years and intends to devote approximately 70-80 percent of his time to the affairs of our Company.

Mark D. Dacko was appointed to our board of directors on June 26, 2003. Since March 2003, Mr. Dacko has also served as Chief Financial Officer and Secretary and he served as our Controller from February 2001 to March 2003. Prior to joining the Company, Mr. Dacko was Controller for PopMail.com, inc., a publicly held email/marketing services and restaurant company, from January 1999 until January 2001. From November 1994 to December 1998, Mr. Dacko was Controller for Woodroast Systems, Inc., a publicly held restaurant company based in Minneapolis, Minnesota. Mr. Dacko has no prior experience in the precious mineral exploration or mining industry.

Walter E. Brooks was appointed to our board of directors on June 26, 2003. Since January 2003, Mr. Brooks has also served as Vice-President and a Director of Hawk Precious Minerals Inc. He has served as Director of Rodinia Minerals Inc. (formerly Donnybrook Resources Inc.), a Junior Canadian Resources reporting issuer, since 1995. Since April 2001, he has been a partner in Brooks & White Associates, an unincorporated partnership providing management, financial and/or investor relations services to junior companies primarily in the natural resources sector. Mr. Brooks has been associated with the junior natural resource sector for over 20 years.

Michael Pickens was appointed to our board of directors on June 26, 2003. Mr. Pickens is the President of Geoex Limited, an integrated mining and exploration company located in Canada, since 1976.

Norman D. Lowenthal was appointed to our board of directors on September 4, 2003. Since October 2002, Mr. Lowenthal has served as Vice-Chairman of the Taylor Companies, a private bank located in

Washington, D.C., and since January 2001, he has served as Chairman of SSC Mandarin Financial Services based in Hong Kong. SSC Mandarin Financial Services is an advisor to the China Gold Bureau, the government operated association of China gold mines. Mr. Lowenthal was Chairman of the Johannesburg Stock Exchange from April 1997 to April 2000 and, since April 1997, he has been a member of the Securities Regulation Panel of South Africa.

Zoran Arandjelovic was appointed to our board of directors on November 5, 2003. Since its inception in 1986, Mr. Arandjelovic has been President and Chief Executive Officer of Capital Z Corp., a Toronto-based venture capital firm. Mr. Arandjelovic has no prior experience in the precious mineral exploration or mining industry.

There is no family relationship between any director or executive officer of the Company.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, controller and persons performing similar functions. The Code of Ethics has been filed as an exhibit to this report and is available on our website at www.witsbasin.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2003 were filed on a timely basis, except for the following:

H. Vance White filed a Form 3 dated June 26, 2003 on July 16, 2003 and a Form 4 on July 23, 2003 relating to an option grant on July 9, 2003.

Walter E. Brooks filed a Form 3 dated June 26, 2003 on July 16, 2003 and a Form 4 on July 23, 2003 relating to an option grant on July 9, 2003.

Michael Pickens filed a Form 3 dated June 26, 2003 on July 16, 2003 and a Form 4 on July 28, 2003 relating to an option grant on July 9, 2003.

Wayne W. Mills, formerly a 10% holder filed (i) a Form 4 on July 21, 2003 relating to an option grant on June 16, 2003, and (ii) a Form 4 on December 15, 2003 relating to a transaction on October 15, 2003.

Mark D. Dacko filed a Form 4 on July 21, 2003 relating to an option grant on July 9, 2003.

Hawk Precious Minerals USA, Inc., filed a Form 3 dated June 26, 2003 on July 23, 2003 and a Form 4 on December 2, 2003 relating to a transaction on September 9, 2003.

Norman D. Lowenthal filed a Form 3 dated September 4, 2003 on September 19, 2003 and a Form 4 on September 19, 2003 relating to an option grant on September 4, 2003.

Zoran Arandjelovic filed a Form 3 dated November 5, 2003 on November 26, 2003 and a Form 4 on November 26, 2003 relating to an option grant on November 5, 2003.

Thomas Brazil, a 10% holder filed a Form 3 dated August 1, 2001 on November 26, 2003 and Forms 4 on November 28, 2003 relating to numerous transactions beginning August 8, 2001.

D. Bradly Olah, formerly a 10% holder filed a Form 4 on December 1, 2003 relating to a transaction on March 4, 2003.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following information sets forth information with respect to the compensation of our Chief Executive Officer and our other executives whose total compensation for the fiscal years ended December 31, 2003, 2002 and 2001 that exceeded $100,000. No other executive officer received salary and bonus in excess of $100,000 during such periods.

				Long-Term	All Other
	Annual Compensation			Compensation	Compensation

				Securities
				Underlying
Name and Principal Position	Year	Salary	Bonus	Options	Payouts

Chief Executive Officer (a)
H. Vance White	2003	$—	$—	1,000,000	—
	2002	$—	$—	—	—
	2001	$—	$—	—	—
Chief Financial Officer
Mark D. Dacko (b)	2003	$104,971	$—	350,000	—
	2002	$90,000	$18,000	—	—
	2001	$81,808	$—	40,000	—
Chief Financial Officer
Jeffrey M. Traynor (c)	2003	$161,170	$—	—	—
	2002	$61,184	$45,000	175,000	—
	2001	$—	$—	—	—
(a)	H. Vance White has been our Chief Executive Officer and one of our directors since June 26, 2003.
(b)	Mr. Dacko was appointed to our board of directors on June 26, 2003. Since March 14, 2003, Mr. Dacko has also served as Chief Financial Officer and Secretary and he served as our Controller from February 2001 to March 2003.

(c)	Mr. Traynor became our Chief Financial Officer on May 8, 2002 and was elected to serve as Corporate Secretary on June25, 2002. Effective March 14, 2003, Mr. Traynor resigned from both of these positions.

OPTION GRANT TABLE

The following information sets forth information with respect to the grants of options by us during 2003 to our Chief Executive Officer and our other most highly compensated executive officers as of December 31, 2003.

		Percent total
	Number of	Options/SARs
	options/	granted to	Exercise/		Grant date
	SARs	employees in	base	Expiration	present
	Granted	fiscal year	price ($)	date	value (c)

H. Vance White (a)	1,000,000	29.5%	$0.56	7/9/2013	$550,000
Mark D. Dacko (b)	350,000	10.3%	$0.56	7/9/2013	$192,500
(a)	The options granted vest as follows: 500,000 on 7/9/03; and 250,000 on 1/9/04 and 7/9/04.
(b)	The options granted vest as follows: 175,000 on 7/9/03; and 87,500 on 1/9/04 and 7/9/04.
(c)	Grant date present value is calculated on the date of the grant using the Black-Scholes pricing model assuming the following: no dividend yield, risk-free interest rate of 4.5 percent, expected volatility of 305 percent, and expected terms of the options of 10 years. The Black-Scholes value is then multiplied by the number of options granted.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUE TABLE

Shown below is information relating to (i) the exercise of stock options during 2003 by our Chief Executive Officer and each of our other most highly compensated executive officers as of December 31, 2003 and (ii) the value of unexercised options for each of the Chief Executive Officer and such executive officers as of December 31, 2003:

			Number of shares		Value of unexercised
	Number of		Underlying unexercised		in-the-money options
	shares		options at Dec. 31, 2003		at Dec. 31, 2003 (a)
	acquired on	Value
	exercise	realized	Exercisable	Unexercisable	Exercisable	Unexercisable

H. Vance White	—	$ —	500,000	500,000	$335,000	$335,000
Mark D. Dacko	—	$ —	215,000	175,000	$117,250	$117,250
(a)	The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $1.23, the fair market value of the Company’s common stock on December 31, 2003.

EMPLOYMENT AGREEMENTS

The only two employees of our company are our chief executive officer and our chief financial officer. We do not have written employment agreements with either. Our chief executive officer does not collect any salary, however, we did record an expense for his contributed services during the year ended December 31, 2003. Our chief financial officer is entitled to an annual salary of $90,000.

As indicated above, Mr. White also serves as president of Hawk Precious Minerals Inc., a Toronto-based mineral exploration company, for which he receives a monthly salary of $2,500 Canadian, roughly the equivalent of U.S. $1,900 as of March 26, 2004. Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., holds 3,400,000 shares of our common stock.

On May 8, 2002, we entered into a one-year employment agreement with Jeffrey M. Traynor to serve as our Chief Financial Officer. On March 14, 2003, we agreed to terms with Mr. Traynor concerning his separation as our Chief Financial Officer and Secretary. The Company’s Board of Directors filled the vacancy resulting from Mr. Traynor’s departure by appointing Mark D. Dacko, formerly the Company’s Controller, to serve as Chief Financial Officer and Secretary.

DIRECTOR COMPENSATION

Outside Directors of the Company are reimbursed for all reasonable and necessary costs and expenses incurred as a result of being a Director of the Company. In addition, we issue options to our Directors as determined by the Board. Such options vest over a period of years earlier upon a change of control.

During 2003, we issued a total of 1,650,000 options to four directors, of which options to purchase 1,000,000 shares are exercisable at $0.56 per share, and the remaining 650,000 options are exercisable at $0.65 per share, all vest ratably over one year. These options are non-qualified options granted pursuant to our 2000 and 2003 Directors Stock Option Plans.

Members of the Board who are also employees of ours receive no options for their services as directors.

AUDIT COMMITTEE FINANCIAL EXPERT

Our Board of Directors has constituted an Audit Committee composed of Walter E. Brooks and Michael Pickens and has determined that neither qualifies as an “audit committee financial expert,” as that term is defined by SEC regulations. We will continue our search for a candidate with the necessary qualifications.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 26, 2003, by any person, who is known to the Company to be the beneficial owner of 5 percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

H. Vance White	4,050,000	(2)	11.9
800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
Mark D. Dacko	302,500	(3)	*
800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
Walter E. Brooks	3,862,500	(4)	11.4
404 – 347 Bay Street
Toronto, ON M5H 2R7
Michael Pickens	187,500	(3)	*
404 – 347 Bay Street
Toronto, ON M5H 2R7
Norman D. Lowenthal	187,500	(5)	*
Private Bag X60
Saxonwold, 2132 South Africa
Zoran Arandjelovic	1,140,000	(6)	3.4
150 Jardin Dr. Suite #9
Concord, ON L4K 3P9
All directors and officers as a group	6,430,000	(5)	17.9

Arthur Bergeron	1,726,430	(7)	5.1
40 Grove Street, Suite 140
Wellesley, MA 02482
Boston Financial Partners, Inc.	8,745,411	(8)	23.7
17 Bayns Hill Road
Boxford, MA 01921
Thomas Brazil	8,745,411	(8)	23.7
17 Bayns Hill Road
Boxford, MA 01921
Ronald E. Eibensteiner	2,205,734	(9)	6.5
800 Nicollet Mall, Suite 2690
Minneapolis, MN 55402
Wayne W. Mills	2,951,400	(10)	8.6
5020 Blake Road
Edina, MN 55436
Hawk Precious Minerals Inc.	3,300,000		9.9
404 – 347 Bay Street
Toronto, ON M5H 2R7
Perkins Capital Management, Inc.	2,214,000	(11)	6.6
730 East Lake Street
Wayzata, MN 55391
Noble Securities Holding Ltd.	2,592,000	(12)	7.7
Chancery Court, Providenciales
Turks and Caicos Islands

______________

*	represents less than 1 percent
(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)	Includes 750,000 shares issuable upon the exercise of an option that are currently exercisable. Also includes 3,300,000 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., of which Mr. White is a director and executive officer.

(3)	Represents shares issuable upon the exercise of options that are currently exercisable.
(4)	Includes 562,500 shares issuable upon the exercise of an option that are currently exercisable. Also includes 3,300,000 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., of which Mr. Brooks is a director and executive officer.

(5)	Includes 62,500 shares issuable upon exercise of options, which vest within 60 days.
(6)	Includes 100,000 shares issuable upon exercise of certain warrants owned by Capital Z Corp., and 200,000 shares owned by Capital Z Corp., of which Mr. Arandjelociv is the sole director. Also includes 600,000 shares issuable upon exercise of an option.

(7)	Includes 500,000 shares issuable upon exercise of certain warrants.
(8)	Based on a Schedule 13D filed on November 26, 2004, includes 3,693,000 shares issuable upon the exercise of certain warrants. Boston Financial Partners, Inc. is controlled by Thomas Brazil.
(9)	Includes 833,334 shares issuable upon exercise of certain warrants, of which 533,334 are owned by Wyncrest Capital, Inc., and 200,000 are owned by Morgan Street Partners, LLC, both of which Mr. Eibensteiner is the sole director. Also includes 617,400 shares owned by Wyncrest Capital, Inc., and 400,000 shares owned by Morgan Street Partners, LLC. Also includes 75,000 shares issuable upon exercise of an option.

(10)	Includes 721,000 shares issuable upon exercise of certain warrants, of which 373,000 are owned by Blake Capital, LLC of which Mr. Mills is the sole member. Also includes 271,000 shares owned by Blake Capital, LLC, 30,000 shares owned by Sea Spray, Ltd., a foreign corporation of which Mr. Mills is the sole director. Also includes 150,000 shares owned by Mr. Mills’ spouse and warrants to purchase 250,000 shares held by a trust for the benefit of Mr. Mills’ children. Mr. Mills disclaims beneficial ownership of these shares.

(11)	Based on a Schedule 13G filed on February 4, 2004, includes 482,500 shares issuable upon the exercise of warrants.
(12)	Includes 380,000 shares issuable upon the exercise of certain warrants.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2003:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	Be issued upon exercise	exercise price of	plans (excluding
	Of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	3,649,334	$1.30	2,560,334

Equity compensation
plans not approved by
security holders	2,677,543	$2.04	1,350,000

Total	6,326,877	$1.62	3,910,334

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of our company. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

In October 2003, in exchange for financial advisory services related to equity raising activities, we paid to Blake Capital Partners, LLC $52,000 in cash and issued a four-year warrant to purchase an aggregate of 208,000 shares of our common stock at an exercise price of $0.50. Blake Capital Partners, LLC, is controlled by Wayne Mills, known to be a beneficial owner of 5 percent or more of the Company’s common stock.

In October 2003, in exchange for financial advisory services related to equity raising activities, we paid to Boston Financial Partners, Inc., $300,000 in cash and issued a four-year warrant to purchase an aggregate of 538,000 shares of our common stock at an exercise price of $0.50. Boston Financial Partners, Inc. is controlled by Thomas Brazil, known to be a beneficial owner of 5 percent or more of the Company’s common stock.

In November 2003, we engaged Boston Financial Partners, Inc. to provide consulting services to us in connection with evaluating our business model, evaluating and, if necessary, modifying our investor relations plans, introducing us to potential investors and identifying for us mineral exploration investment or acquisition opportunities. In exchange for these services rendered, we issued to Boston Financial Partners a two-year warrant to purchase an aggregate of 1,000,000 shares of our common stock at an exercise price of $0.62.

We sublease our executive offices from Corporate Services Group, Inc., whose sole director is a former board member, Mr. Eibensteiner. We have a month-to-month agreement with monthly payments of $1,500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee of the Company selected Virchow, Krause & Company, LLP (“Virchow Krause”), certified public accountants with offices in Minneapolis, Minnesota, to audit the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. The following table details the fees paid to Virchow Krause for the years ended December 31, 2003 and 2002.

	2003	2002

Audit Fees	$49,230	$73,665
Audit-Related Fees(1)	540	15,345
Tax Fees(2)	31,705	46,411
All Other Fees	0	0

Total	$81,475	$135,421

(1)	Audit-Related Fees consist primarily of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and current reports on Form 8-K filed by the Company.
(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

The policy of the Company’s audit committee is to review and preapprove both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

Exhibit No.	Description	Location
2.1	Stock Purchase Agreement between Meteor	Incorporated by reference to Form 8-K
	Industries, Inc. and Capco Energy, Inc.	dated February 13, 2001 (SEC File
	dated January 30, 2001.	No. 0-27968)
2.2	First Amendment to Stock Purchase	Incorporated by reference to Exhibit 2.2 to
	Agreement by and between Capco Energy,	Form 8-K dated April 30, 2001 and filed
	Inc. and Meteor Industries, Inc. dated	on May 14, 2001 (SEC File No. 01-12401)
April 27, 2001.
2.3	Agreement and Plan of Merger by and	Incorporated by reference to Form 8-K
	among Meteor Industries, Inc., its wholly	dated February 13, 2001 (SEC File
	owned subsidiary, MI Merger, Inc. and	No. 0-27968)
activeIQ Technologies, Inc.
2.4	First Amendment to Agreement and Plan of	Incorporated by reference to Exhibit 2.4
	Merger by and among Meteor Industries,	to Form 8-K dated April 30, 2001 and
	Inc., activeIQ Technologies, Inc. and MI	and filed on May 14, 2001 (SEC File
	Merger, Inc. dated April 27, 2001.	No. 01-12401)
2.5	Agreement and Plan of Merger by and	Incorporated by reference to Exhibit 2.5 to
	between Meteor Industries, Inc. and AIQ	Form 8-K dated April 30, 2001 and filed
	Acquisition Corp. dated April 27, 2001.	on May 14, 2001 (SEC File No. 01-12401)
2.6	Stock Purchase Agreement by and between	Incorporated by reference to Exhibit 2.1
	Active IQ Technologies, Inc., Red Wing	to Registrant’s Form 8-K filed on
	Business Systems, Inc. and the several	June 15, 2001
shareholders of Red Wing Business
Systems, Inc. dated June 6, 2001.
2.7	Agreement and Plan of Merger by and	Incorporated by reference to Exhibit 2.1
	among Active IQ Technologies, Inc., CBS	to Registrant’s Form 8-K filed on
	Acquisition, Inc. and Champion Business	September 21, 2001
Systems, Inc. dated August 30, 2001.
2.8	Stock Purchase Agreement by and among	Incorporated by reference to Exhibit 2.1
	Active IQ Technologies, Inc., Kenneth	to Registrant’s Form 8-K filed on
	Hilton, Richard Moore, Gale Saint and	October 28, 2001
Kenneth Hofer dated October 10, 2001.
2.9	Asset Purchase Agreement dated March 14,	Incorporated by reference to Exhibit 2.1
	2003 by and among Active IQ Technologies,	to Registrant’s Form 8-K filed on
	Inc., and Stellent, Inc.	March 21, 2003
2.10	Asset Purchase Agreement dated February 17,	Incorporated by reference to Exhibit 2.1
	2003 by and among Active IQ Technologies,	to Registrant’s Form 8-K filed on
	Inc., Red Wing Software Inc., Red Wing	May 12, 2003
Business Systems, Inc., and Champion
Business Systems, Inc.
3.1	Articles of Incorporation of AIQ	Incorporated by reference to Exhibit 3.1
	Acquisition Corp.	to Registrant’s Form 8-K filed on
May 14, 2001
3.2	Articles of Merger relating to the merger	Incorporated by reference to Exhibit 3.2
	of Meteor Industries, Inc. with and into	to Registrant’s Form 8-K filed on
	AIQ Acquisition Corp.	on May 14, 2001
3.3	Articles of Merger relating to the merger	Filed herewith electronically
of Active IQ Technologies, Inc., with and
into wholly owned subsidiary.

Exhibit No.	Description	Location
3.4	Bylaws.	Incorporated by reference to Exhibit 4.2
to Registrant’s Registration Statement
on Form S-3 filed on August 21, 2001
(SEC File No. 333-68088)
4.3	Warrant Agreement dated August 1, 2001.	Incorporated by reference to Exhibit 4.3
to Registrant’s Registration Statement
on Form S-3 filed on August 21, 2001
(SEC File No. 333-68088)
4.4	Form of Class B Redeemable Warrant	Incorporated by reference to Exhibit 4.4
	Certificate.	to Registrant’s Registration Statement
on Form S-3 filed on August 21, 2001
(SEC File No. 333-68088)
4.5	Warrant No. BCP-1, issued to Blake Capital	Incorporated by reference to Exhibit 4.1
	Partners, LLC, dated March 29, 2002	to Registrant’s Form 10-Q dated
	to purchase 25,000 shares at $3.00 per share,	March 31, 2002
expires on March 29, 2007.
4.6	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1
	issued to Boston Financial Partners, Inc.,	to Registrant’s Form 8-K filed on
	dated May 27, 2002 to purchase 880,000	June 12, 2002
shares at $1.00 per share, expires 5/27/2007.
4.7	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2
	issued to Wyncrest Capital, Inc., dated	to Registrant’s Form 8-K filed on
	May 31, 2002 to purchase 400,000 shares	June 12, 2002
at $1.25 per share, expires 5/31/2007.
4.8	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2
	issued to Marcel Eibensteiner, dated	to Registrant’s Form 8-K filed on
	May 31, 2002 to purchase 400,000 shares	June 12, 2002
at $1.25 per share, expires 5/31/2007.
4.9	Form of warrant.	Incorporated by reference to Exhibit 4.1
	June 12, 2002	to Registrant’s Form 10-Q dated
September 30, 2002
4.10	Schedule identifying material details of	Incorporated by reference to Exhibit 4.2
	warrant issued.	to Registrant’s Form 10-Q dated
September 30, 2002
4.11	Form of Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.1
	Dated October 24, 2003	to Registrant’s Form 8-K filed on
October 31, 2003
4.12	Form of Common Stock certificate	Incorporated by reference to Exhibit 4.1
to Registrant’s Registration Statement
on Form S-2/A filed on March 2, 2004
(SEC File No. 333-110831)
10.1	Stock Option Plan.	Incorporated by reference to Exhibit 6.1
to Registrant’s Form 1-A Offering
Statement (SEC File No. 24D-3802 SML)
10.2	Incentive Equity Plan.	Incorporated by reference to Exhibit 10.23
to Registrant’s Form 10-K dated
December 31, 1996 (SEC File No.
0-27968)
10.3	Pledge Agreement by and between Active	Incorporated by reference to Exhibit 10.1
	IQ Technologies, Inc. and the several	to Registrant’s Form 8-K filed on
	shareholders of Red Wing Business	June 15, 2001
Systems, Inc. dated June 6, 2001.
10.4	Employment agreement by and between	Incorporated by reference to Exhibit 10.1
	Kenneth W. Brimmer and the Company	to Registrant’s Registration Statement
	dated as of May 1, 2001.	on Form S-3 filed on August 21, 2001
(SEC File No. 333-68088)
10.5	Employment agreement by and between	Incorporated by reference to Exhibit 10.2
	D. Bradly Olah and the Company dated	to Registrant’s Registration Statement
	as of May 1, 2001.	on Form S-3 filed on August 21, 2001
(SEC File No. 333-68088)

Exhibit No.	Description	Location
10.6	The Company’s 2000 Director Stock	Incorporated by reference to Exhibit 4.1
	Option Plan.	to Registrant’s Statement on Form S-8
filed on August 22, 2001 (SEC File No.
333-68166)
10.7	Form of Promissory Note dated	Incorporated by reference to Exhibit 10.2
	September 14, 2001.	to Registrant’s Form 8-K filed on
September 21, 2001
10.8	Form of Promissory Note dated	Incorporated by reference to Exhibit 10.1
	October 10, 2001.	to Registrant’s Form 8-K filed on
September 21, 2001
10.9	Agreement dated November 29, 2001 by	Incorporated by reference to Exhibit 10.3
	and between Kenneth W. Brimmer and	to Registrant’s Amendment No. 1 to
	the Company.	Registration Statement on Form S-3 filed
on December 10, 2001 (SEC File No.
333-68088)
10.10	Application Service Provider Software	Incorporated by reference to Exhibit 10.1
	License Agreement dated December 28,	to Registrant’s Form 8-K filed on
	2001 between Stellent, Inc. and Active IQ	January 4, 2002
Technologies, Inc.
10.11	Employment Agreement by and between	Incorporated by reference to Exhibit 10.11
	Philip C. Rickard and the Company dated	to Registrant’s Form 10-K dated
	As of August 1, 2001.	December 31, 2001
10.12	First Amendment to Employment Agreement	Incorporated by reference to Exhibit 10.12
	dated January 1, 2002 by and between	to Registrant’s Form 10-K dated
	D. Bradly Olah and the Company.	December 31, 2001
10.13	Employee Stock Option Agreement dated	Incorporated by reference to Exhibit 10.13
	January 7, 2002 between D. Bradly Olah	to Registrant’s Form 10-K dated
	and the Company.	December 31, 2001
10.14	Restricted Stock Purchase Agreement	Incorporated by reference to Exhibit 10.14
	dated January 14, 2002 by and between	to Registrant’s Form 10-K dated
	D. Bradly Olah and the Company.	December 31, 2001
10.15	Form of Pledge Agreement.	Incorporated by reference to Exhibit 10.15
to Registrant’s Form 10-K dated
December 31, 2001
10.16	Form of Non-Recourse Promissory Note.	Incorporated by reference to Exhibit 10.16
to Registrant’s Form 10-K dated
December 31, 2001
10.17	1999 Stock Option Plan, as amended.	Incorporated by reference to Exhibit 4.1
to Registrant’s Form S-8 filed on May 6,
2003 (File No. 333-105031).
10.18	2001 Employee Stock Option Plan, as	Incorporated by reference to Exhibit 4.2
	amended.	to Registrant’s Form S-8 filed on May 6,
2003 (File No. 333-105031).
10.19	Promissory Note dated March 29, 2002.	Incorporated by reference to Exhibit 10.1
to Registrant’s Form 10-Q dated
March 31, 2002
10.20	Employment Agreement by and between	Incorporated by reference to Exhibit 10.1
	Jeffrey M. Traynor and the Company	to Registrant’s Form 10-Q dated
	dated as of May 8, 2002.	June 30, 2002
10.21	Severance Agreement by and between	Incorporated by reference to Exhibit 10.20
	D. Bradly Olah and the Company	to Registrant’s Form 10-K dated
	dated January 6, 2003.	December 31, 2002
10.22	Severance Agreement by and between	Incorporated by reference to Exhibit 10.21
	Jeffrey M. Traynor and the Company	to Registrant’s Form 10-K dated
	dated March 14, 2003.	December 31, 2002
10.23	Joint Venture and Joint Contribution	Incorporated by reference to Exhibit 10.1
	Agreement dated June 26, 2003 by and	to Registrant’s Form 8-K dated
	among Active IQ Technologies, Inc., Hawk	July 1, 2003
Precious Minerals Inc. and Hawk Precious
Minerals USA Inc.

Exhibit No.	Description	Location
10.24	Member Control Agreement of Active Hawk	Incorporated by reference to Exhibit 10.2
	Minerals, LLC dated July 1, 2003	to Registrant’s Form 8-K dated
July 1, 2003
10.25	2003 Director Stock Option Plan	Incorporated by reference to Exhibit 4.2
to Registrant’s Form S-8 dated November
19, 2003 (File No. 333-110590)
10.26	Heads of Agreement dated June 4, 2003	Incorporated by reference to Exhibit 10.17
	among AfriOre International (Barbados) Ltd.	to Registrant’s Registration Statement
	Kwagga Gold (Proprietary) Ltd. and Active	on Form S-2/A filed on March 2, 2004
	IQ Technologies, Inc. (as assignee of Hawk	(SEC File No. 333-110831)
Precious Minerals Inc.)
10.27	Quota Purchase Agreement by and between	Incorporated by reference to Exhibit 10.1
	Wits Basin Precious Minerals Inc., and	to Registrant’s Form 8-K dated
	Argyle Securities Limited dated February	February 12, 2004
6, 2004
14.1	Code of Ethics	Filed herewith electronically
16.1	Letter from Arthur Andersen, LLP, dated	Incorporated by reference to Exhibit 16.1
	December 27, 2001 regarding changes in	to Registrant’s Form 8-K filed on
	Registrant’s Certifying Accountant.	December 20, 2001
21	Subsidiaries of the Registrant.	Filed herewith electronically
23.1	Consent of Virchow, Krause &
Company, LLP.
31.1	Certification Pursuant to Section 302	Filed herewith electronically
31.2	Certification Pursuant to Section 302	Filed herewith electronically
32.1	Certification Pursuant to 18 U.S.C. Section	Filed herewith electronically
1350
32.2	Certification Pursuant to 18 U.S.C. Section	Filed herewith electronically
1350

(b) REPORTS ON FORM 8-K

On October 31, 2003, the Company filed a Current Report on Form 8-K dated October 24, 2003, under items 5 and 7 to disclose that the Company had completed a private placement of units of its securities, each unit consisting of one share of the Company's common stock and a one-year warrant to purchase one-half share of common stock at an exercise price of $0.75 per share. The Company sold an aggregate of 10,190,000 units, resulting in aggregate gross proceeds of approximately $2,547,500.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC. (“REGISTRANT”)

Dated: March 26, 2004	By	/s/ H. Vance White

H. Vance White Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature to this Annual Report appears below hereby constitutes and appoints H. Vance White and Mark D. Dacko as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 2004 by the following persons on behalf of the Registrant, in the capacities indicated.

Signatures	Title

/s/ H. Vance White	Chief Executive Officer (principal executive officer)

H. Vance White

/s/ Mark D. Dacko	Chief Financial Officer, Controller and Secretary
(principal financial and accounting officer)
Mark D. Dacko

/s/ Walter E. Brooks	Director

Walter E. Brooks

Director

Michael Pickens

/s/ Norman D. Lowenthal	Director

Norman D. Lowenthal

/s/ Zoran Arandjelovic	Director

Zoran Arandjelovic