Form 10QSB
period 2004-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2004-05-17
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-12401

WITS BASIN PRECIOUS MINERALS INC.
(Exact Name of Registrant as specified in Its Charter)

Minnesota	41-2004369
(State or Other Jurisdiction ofI ncorporation or Organization)	(I.R.S. Employer Identification No.)

520 Marquette Avenue, Suite 900, Minneapolis, MN 55402
(Address of Principal Executive Offices)

612.349.5277
(Issuer’s Telephone Number, Including Area Code)
800 Nicollet Mall, Suite 2690, Minneapolis, MN 55402
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2004, there were 33,275,181 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements and information relating to us that is based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-QSB, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-QSB with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 2 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Form 10-QSB.

2

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
MARCH 31, 2004

3

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and equivalents	$248,967	$363,990
Prepaid expenses	459,087	612,777

Total current assets	708,054	976,767

PREPAID EXPLORATION COSTS	979,059	1,300,000
BRAZMIN LDTA.	908,578	--
EXPLORATION INTANGIBLES, net	1,360,564	1,644,679

	$3,956,255	$3,921,446

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$132,747	$59,226
Net liabilities of operations of discontinued
hosted solutions business	27,568	34,734
Accrued expenses	383,861	12,775

Total current liabilities	544,176	106,735

ACCRUED GUARANTEE FEE	30,000	30,000

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 150,000,000 shares authorized;
33,275,181 and 30,297,181 shares issued and outstanding	332,752	302,972
Additional paid-in capital	28,433,845	27,423,258
Deferred compensation	(82,475)	--
Warrants	4,293,438	4,146,438
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent to April 30, 2004	(6,663,021)	(5,155,497)

Total shareholders’ equity	3,382,079	3,784,711

	$3,956,255	$3,921,446

See accompanying notes to condensed consolidated financial statements

4

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
			May 1, 2003 (inception) to
	2004	2003	March 31, 2004

Revenues	$--	$--	$--

Operating Expenses:
General and administrative	819,906	--	2,175,266
Exploration expenses	403,503	--	903,503
Amortization	284,115	--	841,224
Stock issued for consideration of exploration rights	--	--	3,137,500
Loss on disposal of assets	--	--	1,633

Total operating expenses	1,507,524	--	7,059,126

Loss from Operations	(1,507,524)	--	(7,059,126)

Other Income
Interest income	--	23,544	2,185

Total other income	--	23,544	2,185

Income (loss) from Operations before Income
Tax Refund, Minority Interest and
Discontinued Operations	(1,507,524)	23,544	(7,056,941)

Benefit from Income Taxes	--	--	243,920
Minority Interest in consolidated subsidiary	--	--	150,000

Income (loss) from continuing operations	(1,507,524)	23,544	(6,663,021)

Discontinued Operations (See Note 6)
Loss from operations of discontinued segments	--	(244,308)	--

Net Loss	$(1,507,524)	$(220,764)	$(6,663,021)

Basic and diluted net loss per common share:
Continuing operations	$(0.05)	$--	$(0.33)
Discontinued operations	--	(0.02)	--

Net Loss	$(0.05)	$(0.02)	$(0.33)

Basic and diluted weighted average outstanding shares	31,868,851	12,905,264	20,140,178

See accompanying notes to condensed consolidated financial statements

5

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003 (inception)
	Three months ended March 31,		to March 31,
	2004	2003	2004

OPERATING ACTIVITIES:
Net loss	$(1,507,524)	$(220,764)	$(6,663,021)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	284,115	16,160	822,442
Deferred compensation expense	27,492	20,788	44,256
Loss (gain) on disposal of assets	--	(749)	1,633
Amortization of prepaid exploration costs	--	--	500,000
Issue of common stock for exploration rights	--	--	3,137,500
Amortization of acquired software developed	--	53,884	--
Exchange of assets for services	--	2,644	--
Loss on sale of prepaid royalties	--	434,895	--
Amortization of prepaid consulting fees related
to issuance of warrants and common stock	--	--	664,083
Employee compensation expense related to stock options-variable plan	72,000	--	168,800
Contributed services by an executive	20,000	--	44,500
Minority interest in loss of consolidated subsidiary	--	--	(150,000)
Changes in operating assets and liabilities:
Accounts receivable, net	--	38,957	12,200
Inventories	--	4,983	--
Prepaid expenses	474,631	31,749	223,496
Other assets	--	(2,890)	--
Accounts payable	73,521	(59,197)	79,605
Deferred revenue	--	(71,568)	--
Accrued expenses	351,239	14,593	178,275

Net cash provided by (used in) operating activities	(204,526)	263,485	(936,231)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	--	109,895	--
Proceeds from sale of prepaid royalties	--	540,105	--
Purchases of property and equipment	--	(3,880)	--
Investment in exploration intangibles	--	--	(27,889)
Investment in prepaid exploration costs	--	--	(1,800,000)
Acquisition of Brazmin Ltda.	(55,731)	--	(55,731)

Net cash provided by (used in) investing activities	(55,731)	646,120	(1,883,620)

FINANCING ACTIVITIES:
Payments on short-term notes payable	--	(83,486)	--
Cash proceeds from issuance of common stock	--	--	2,251,603
Cash proceeds from exercise of options	152,400	--	169,900

Net cash provided by (used in) financing activities	152,400	(83,486)	2,421,503

Change in Cash and Equivalents of discontinued segments	(7,166)	(100,401)	(49,725)

Increase (Decrease) in Cash and Equivalents	(115,023)	725,718	(448,073)
Cash and Equivalents, beginning of period	363,990	13,211	697,040

Cash and Equivalents, end of period	$248,967	$738,929	$248,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Tax Refund	$243,920	$--	$243,920
Non-cash financing and investing activities:
Conversion of accrued wages into common stock
Cancellation of stock subscription receivable	$--	$2,000,000	$--
Issuance of common stock and options for
investment in Active Hawk Minerals, LLC	$--	$--	$2,005,000
Issuance of common stock for prepaid consulting fees	$--	$--	$230,000
Issuance of warrants for prepaid consulting fees	$--	$--	$787,000
Issuance of common stock and warrants for purchase of Brazmin Ltda.	$833,000	$--	$833,000
I Issuance of common stock for penalty fee
related to October 2003 private placement	$20,380	$--	$20,380

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and South America. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have devised a plan to conduct pre-exploration activities on the Holdsworth Project, which we estimate be approximately $150,000. Any pre-exploration activities will be expensed as incurred.

On February 6, 2004, we became the holder of the exploration rights of “Brazmin,” a portfolio of 4 land regions in Brazil. See Note 4 – Brazmin Ltda., for a detailed discussion.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in the FSC Project, these rights may take the form of ownership interests in entities holding exploration rights. Further, although our only current interests are gold exploration projects, future projects may involve other precious minerals.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions Business and Accounting Software Business as of such dates. As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003. See Note 6 – Discontinued Operations for a detailed discussion.

As of May 1, 2004, our principal office is located at 520 Marquette Avenue, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year as a whole.

Segment Reporting

Due to the classification of our Hosted Business Solutions and Accounting Software Business as discontinued operations, we have a single operating segment. The single operating segment is that of precious minerals exploration. See Note 6 – Discontinued Operations for a detailed discussion.

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

The Company recognized the revenues derived from the accounting software business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At March 31, 2004 and 2003, deferred revenue was $0 and $1,702,923, respectively. See Note 6 for details on our Discontinued Operations.

We currently do not have the ability to generate revenues in accordance with our investment in Kwagga (the FSC Project), Holdsworth or Brazmin. Furthermore, we do not expect to generate revenues for the foreseeable future.

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

Software Development Costs

Effective January 1, 1999, we implemented Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Pursuant to SOP 98-1, expenditures for internal use software were expensed during the preliminary project stage.

Exploration Costs

Exploration costs incurred in the search for new minerals are charged to expense as incurred. Due to the early stage of our passive investment in the FSC Project, we do not qualify for capitalizing development costs at this time. We require additional time to assess the initial investment we have made in purchasing Brazmin Ltda.

Stock Based Compensation

In accordance with Accounting Principles Board (“APB”) Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options and warrants at fair value at the date of grant.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $27,492 and $20,788, for the quarters ended March 31, 2004 and 2003, respectively. The Company recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, the Company’s results would have been as follows for the quarters ended March 31:

	2004	2003

Net loss:
As reported	$(1,507,524)	$(220,764)
Pro forma	(1,911,524)	(562,495)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.02)
Pro forma	$(0.06)	$(0.04)

Stock-based compensation
As reported	$27,492	$20,788
Pro forma	$404,000	$341,731

In determining the compensation cost of the options granted during the quarters ended March 31, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below for the quarters ended March 31:

	2004	2003

Risk free interest rate	3.0%	4.5%
Expected life of options granted	5 years	10 years
Expected volatility range	322.0%	234%
Expected dividend yield	0%	0%

NOTE 3 – PREPAID EXPLORATION COSTS

We hold an interest in the gold exploration project that we acquired in a transaction completed on June 26, 2003 from Hawk USA. This project we commonly refer to as the “FSC Project,” and have the right to acquire up to a 50 percent equity interest in the company Kwagga through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga holds the exploration rights for the FSC Project. AfriOre is the operator of the FSC Project. As of March 31, 2004, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003.

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

Our prepaid exploration costs are components based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $1,800,000 already advanced to Kwagga, $979,059 remains in their cash reserves at March 31, 2004. Each quarter, Kwagga will provide us with a report of the remaining value held in reserve.

We were obligated to advance an additional $300,000 by April 30, 2004 to complete the initial $2,100,000 funding. On April 21, 2004, we advanced $150,000 and received an extension until May 30, 2004 for the final $150,000 payment

Currently, AfriOre reports that it has almost completed the initial drillhole on the FSC Project, to a depth of approximately 3,000 meters and has begun preparation to commence on the second drillhole. It is anticipated that AfriOre will also begin the third hole utilizing the equipment employed at the initial site as soon as final depth is achieved.

NOTE 4 – BRAZMIN LTDA.

According to a purchase agreement dated February 6, 2004, between us and Argyle Securities Limited, a corporation formed under the laws of Saint Vincent, we purchased substantially all of the outstanding stock of Brazmin Ltda., a limited liability company formed under the laws of Brazil, effective February 6, 2004. Our purchase is subject to the Seller’s right to re-acquire the quota stock, as described below. Prior to the date of the purchase agreement, there was no relationship between Brazmin and Argyle Securities and the Company or any of our affiliates. Brazmin’s only assets are the mineral exploration rights of four distinct regions located within the South American country of Brazil. Brazmin has never had any revenues, as its activities have been solely to search out and acquire exploration rights on properties that possess specific criteria relating to base minerals and precious minerals. We operate Brazmin as a wholly owned subsidiary.

According to the terms of the purchase agreement, in exchange for 99.99 percent of the outstanding shares of Brazmin, we (a) paid $50,000 in cash, (b) issued 700,000 shares of our common stock (valued at $686,000 based on the closing sale price of our common stock, as quoted on the OTCBB, February 6, 2004), (c) issued a 5-year warrant to purchase an additional 150,000 shares of our common stock at an exercise price of $1.50 per share (valued at $147,000 using the Black-Scholes pricing model), and (d) reimbursed the seller for $19,847 of out-of-pocket expenses (and we incurred an additional $5,731 in miscellaneous closing fees). We also entered into two consulting agreements with two principals of Brazmin for continued services. The consulting agreements are for a period of six months, with monthly aggregate payments of $4,000 plus options to purchase an aggregate of 100,000 shares of our common stock at an exercise price of $1.10 per share. The options vest ratably over one year. The consulting agreements may be renewable for additional six month terms should the need exist.

Additionally, as specified in the purchase agreement, we are required to use our best efforts to register the resale of the shares of common stock issued as consideration, including the 150,000 shares issuable upon exercise of the warrants, under the Securities Act by no later than July 5, 2004. In the event that the shares are not registered by that date, Argyle Securities has the sole right (exercisable on or before July 15, 2004) to terminate the purchase agreement and reacquire the Brazmin stock subject thereto. In the event Argyle Securities exercises this right, it also must return to us the shares and warrants that we issued as consideration for the purchase of the Brazmin stock, although it is entitled to retain the $50,000 cash payment and the reimbursed out-of-pocket expenses paid by us.

We are in the process of completing a detailed budget and assessing the specific properties that we will explore verses those properties, which we would prefer to locate a third party operator and/or financier for. We anticipate having completed our assessment process by the end of the quarter ending June 30, 2004 and our estimate for amortization of the Brazmin properties is in a range of 12 to 24 months.

NOTE 5 – EXPLORATION INTANGIBLES

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties made their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which we valued at $2,100,000 and we contributed $2,100,000 in cash, thereby providing equal ownership rights in the LLC.

We value the exploration agreements based on the fair value of all the components contributed by Hawk USA (i.e. the FSC Project and the Holdsworth Project). The fair value assigned to the Holdsworth Project was determined by management to be $150,000 with the balance assigned to the FSC Project. Based on the information received regarding the mining rights to the Holdsworth Project and the potential that exists to warrant further exploration of the FSC Project by AfriOre on behalf of Active Hawk Minerals, LLC, we believe capitalization of the intangible assets is appropriate.

According to the terms of our Joint Agreement with Hawk USA, we also received an option to acquire Hawk USA’s entire 50 percent equity interest in Active Hawk Minerals, LLC in exchange for issuing to Hawk USA an additional 2,500,000 shares of our common stock. On November 7, 2003, we exercised the option and issued the common stock (valued at $0.94 per share, based on the closing sale price of our common stock on November 7, 2003 as listed on the OTCBB), which represented an issuance of 9.0% of our total issued and outstanding common stock of 27,797,181 shares. The value of these shares, $2,350,000, was expensed in November 2003, since these shares were issued in excess of the contributions made to the LLC. We operate Active Hawk Minerals, LLC as a wholly owned subsidiary.

Components of exploration intangibles are as followings:

Value assigned to the FSC Project (1)	$2,032,889
Value assigned to the Holdsworth Project	150,000

Gross Exploration Agreement	2,182,889
Less accumulated amortization	538,210

Balance at December 31, 2003	1,644,679
Less accumulated amortization	284,115

Balance at March 31, 2004	$1,360,564

(1) Includes the joint agreement costs and the issuance of an option to a former director.

Active Hawk Minerals, LLC., has no revenues to date and has recorded $320,941 in exploration expenses for the period ended March 31, 2004. All subsidiary transactions and balances have been eliminated in consolidation. Based on the estimated timeframe to complete the current drillhole program at the FSC Project, we began amortizing the FSC Project portion of the exploration agreement over 24 months, beginning in July 2003. Based on our assessment of the Holdsworth Project, we began amortizing the Holdsworth Project portion of the exploration agreement over 15 months, beginning in October 2003. The amortization period of both components will be periodically evaluated and adjusted if necessary.

NOTE 6 – DISCONTINUED OPERATIONS

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet though our Hosted Solutions Business. On March 14, 2003, we sold all of our assets related to the Hosted Solutions Business, which accounted for approximately 25 percent of our total assets and accounted for approximately 11 percent of our consolidated revenues as of and for the year ended December 31, 2002. The transaction did not require shareholder approval under Minnesota law since the assets relating to our Hosted Solutions Business did not constitute all or substantially all of the assets of our Company as a whole. We received $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of ours.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

HOSTED SOLUTIONS BUSINESS	2004	2003

Revenues	$--	$132,455

Operating expenses
Costs of sales	--	35,354
Selling, general and administrative	--	189,434
Depreciation and amortization	--	8,719
Loss (gain) on disposal of assets	--	(749)

Total operating expenses	--	232,758

Loss from discontinued operations	--	(100,303)

Other income	--	150,000
Loss on sale of prepaid royalties	--	(434,895)

Net loss from discontinued operations	$--	$(385,198)

Liabilities of the Hosted Solutions Business consisted of the following at:

HOSTED SOLUTIONS BUSINESS	March 31, 2004	December 31, 2003

Accounts payable	27,568	34,734

Net liabilities of operations of discontinued hosted solutions business	$27,568	$34,734

Prior to April 30, 2003, we designed, developed, marketed and supported accounting software products through our Accounting Software Business subsidiaries. On April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business to two key employees (the “Purchaser”) of that division. The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser paid us cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the Accounting Software Business. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of Discontinued Operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of Discontinued Operations. The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

ACCOUNTING SOFTWARE BUSINESS	2004	2003

Revenues	$--	$1,186,729

Operating expenses
Costs of goods sold	--	309,801
Selling, general and administrative	--	463,009
Depreciation and amortization	--	61,325
Product development	--	165,348

Total operating expenses	--	999,483

Income (loss) from discontinued operations	--	187,246

Other expense	--	(46,356)

Net income from discontinued operations	$--	$140,890

NOTE 7 – ACCRUED GUARANTEE

We have been named a defendant in two separate and unrelated legal actions, both in District Court, City and County of Denver, Colorado. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which it was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc (to date, approximately $218,000 remains outstanding). The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty (the remaining amount owed to Mr. White is approximately $43,500).

Pursuant to FASB Interpretation No. (FIN) 45, the guaranties were valued in the amount of $30,000 during the year ended December 31, 2003.

NOTE 8 - SHAREHOLDERS' EQUITY

Deferred Compensation

In conjunction with the purchase of Brazmin Ltda., we engaged the services of two consultants to help us manage the four properties located in Brazil, South America. As additional consideration, each consultant entered into a stock option agreement. Each agreement granted a total of 50,000 shares to purchase common stock at an exercise price of $1.10 per share and vesting ratably over one year. Using the Black-Scholes pricing model, deferred compensation of $109,967 was recorded and is being expensed over the term of the agreements. All options were granted with exercise prices equal to the fair value of our common stock on the date of grant.

NOTE 9 – SUBSEQUENT EVENTS

We are a defendant in a lawsuit in the Minnesota District Court in Hennepin County initiated by Jack A. Johnson. Mr. Johnson was formerly our President and CEO until he left our Company to accept employment with Stellent, Inc., in connection with the sale of our Hosted Solutions Business to Stellent in March 2003. Mr. Johnson asserted claims for breach of an alleged employment contract. On April 29, 2004, following completion of a trial, a jury awarded Mr. Johnson $360,000 in damages for breach of contract. For the quarter ending March 31, 2004, we have accrued $360,000, which is included in general and administrative expenses, against the damages awarded by the jury, however, the Company is continuing to evaluate its options for an appeal.
On April 21, 2004, we made an additional payment to Kwagga in the amount $150,000, thereby having a balance due of $150,000 towards our $2,100,000 commitment in funding the initial drillhole program at the FSC Project. We also received an extension from Kwagga on the final $150,000, postponed until May 30, 2004.

We regret to inform our shareholders that Mr. Michael Pickens, a board member of ours, passed away in April 2004 due to an illness. Additionally, Mr. Zoran Arandjelovic has resigned as a board member due to his business interests and lack of available time to devote to the matters of the Company. The Company will continue its search for qualified candidates.

On May 13, 2004, our board of directors authorized an extension in the expiration date for the Company's 690,000 redeemable publicly-traded warrants, which currently trade under the OTCBB symbol WITMW (prior to August 20, 2003 under the OTCBB symbol AIQTW). The new expiration date is November 30, 2004 from the previous extended date of May 31, 2004.

The terms of the redeemable warrants are as follows: each warrant represents the right to purchase one (1) share of the Company’s common stock, $0.01 par value, at an exercise price of $7.15 per share until November 30, 2004. The warrants are redeemable by the Company at a redemption price of $0.10 per redeemable warrant at any time on 30 days’ notice, provided that the market price of our common stock equals or exceeds $8.25 per share for 10 consecutive trading days ending within 20 days prior to the notice of redemption.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2003.

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and South America. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have devised a plan to conduct pre-exploration activities on the Holdsworth Project, which we estimate be approximately $150,000. Any pre-exploration activities will be expensed as incurred.

In February 2004, we acquired substantially all of the outstanding shares of capital stock of a Brazilian limited liability company named Brazmin Ltda. Brazmin, located in Rio de Janeiro, which holds the exploration rights to 4 distinct properties in Brazil. Brazmin’s current property portfolio consists of 4 distinct land regions in Brazil: the Rio Maria Property – Pará State; Campo Grande, Minas Gerais State; São Julião, Piaui and Ceara States; and the Serrita, Pernambuco State. We are in the process of completing a detailed budget and assessing the specific properties that we will explore verse those properties, which we would prefer to locate a third party operator and/or financier for. We anticipate having completed our assessment process by the end of the quarter ending June 30, 2004.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in the FSC Project, these rights may take the form of ownership interests in entities holding exploration rights. Further, although our only current interests are gold exploration projects, future projects may involve other precious minerals.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions Business and Accounting Software Business as of such dates. As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003.

As of May 1, 2004, our principal office is located at 520 Marquette Avenue, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004 COMPARED TO
MARCH 31, 2003.

Revenues

With the sale of the Hosted Solutions Business on March 14, 2003, and the sale of our Accounting Software Business on April 30, 2003, we had no revenues from continuing operations for the quarters ended March 31, 2004 and 2003. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $819,906 for the three months ended March 31, 2004 as compared to $0 for the same period in 2003. This includes an accrual for $360,000 relating to our litigation with Jack Johnson. We anticipate that future expenses should be less due to our litigation efforts.

Exploration expenses relate to the expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC Project site and any expenses related to the Brazmin properties, including landowner payments, geological expenses and consulting fees.

We began amortization of the Exploration Intangible (of the FSC Project) over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole at the FSC Project will be completed within 24 months. The quarterly amortization will be approximately $254,000. Also, we have begun amortization of the Holdsworth Project over a 15-month period on a straight-line basis at a rate of $30,000 per quarter. This is based on the assessment that the Holdsworth Project is a relatively small project, and as such, our goal is to locate a third party operator by fiscal year end and move the Project forward, otherwise we will have deemed the Project to have a minimal value.

Other Income

Our other income consists of interest income. Interest income for the quarter ended March 31, 2004 was $0 compared to $23,544 for the same period in 2003. The interest income we reported for 2003 was earned from a Federal Income Tax refund filed with the IRS.

Discontinued Operations

Effective with the sale of our Hosted Business Solutions model on March 14, 2003, we have classified all results as discontinued operations for all periods reported.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

HOSTED SOLUTIONS BUSINESS	2004	2003

Revenues	$--	$132,455

Operating expenses
Costs of sales	--	35,354
Selling, general and administrative	--	189,434
Depreciation and amortization	--	8,719
Loss (gain) on disposal of assets	--	(749)

Total operating expenses	--	232,758

Loss from discontinued operations	--	(100,303)

Other income	--	150,000
Loss on sale of prepaid royalties	--	(434,895)

Net loss from discontinued operations	$--	$(385,198)

Effective with the sale of our Accounting Software Business model on April 30, 2003, we have classified all results as discontinued operations for all periods reported.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

ACCOUNTING SOFTWARE BUSINESS	2004	2003

Revenues	$--	$1,186,729

Operating expenses
Costs of goods sold	--	309,801
Selling, general and administrative	--	463,009
Depreciation and amortization	--	61,325
Product development	--	165,348

Total operating expenses	--	999,483

Income (loss) from discontinued operations	--	187,246

Other expense	--	(46,356)

Net income from discontinued operations	$--	$140,890

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. Net cash used by operating activities was $204,526 for the quarter ended March 31, 2004, compared to net cash provided by operating activities of $263,845 for the same period in 2003.
We had working capital of $163,878 at March 31, 2004, compared to $870,032 at December 31, 2003. Cash and equivalents were $248,967 at March 31, 2004, representing a decrease of $115,023 from the cash and equivalents of $363,990 at December 31, 2003.

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects. We contributed 3,750,000 shares of our common stock (which represented an issuance of 28.2 percent of our total issued and outstanding common stock) and assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of March 31, 2004, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We made an additional payment of $150,000 to Kwagga on April 21, 2004, and were granted an extension of May 31, 2004 to make the final $150,000 payment. Once the entire $2,100,000 has been expended (approximately 24 months) we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 advance.

We anticipate that the existing sources of liquidity will not provide cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $900,000, which includes the final $150,000 payment owed to Kwagga, as discussed above. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2004.

We expect that our cash expenditures for fiscal 2004 will be approximately $900,000 and, as of March 31, 2004, we had only $248,967 of cash on hand. Since we do not expect to generate any significant revenue from operations in 2004, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business. Accordingly, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such results. Currently, we have rights in three projects: the FSC Project in South Africa (in which we are a passive investor), the Holdsworth Property near Wawa, Ontario, Canada and the 4 properties of Brazmin located in South America (neither of which we have the capacity to commence any exploration on). None of these projects may ever produce any significant mineral deposits, however.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since our inception through March 31, 2004, we have incurred an aggregate net loss of $29,595,481. As of March 31, 2004, we had total current assets of $708,054. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for quarter ended March 31, 2004 and each of the years ended December 31, 2003 and 2002, and we had an accumulated deficit as of March 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Additional financing will be needed in order to fund beyond the initial 5 to 7 drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project and Brazmin, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available.

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

SOME OF OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS THAT WE MAY ENTER.

H. Vance White, who is a director and the chief executive officer of our Company, and Walter Brooks, a director of our Company, are both also officers and directors of Hawk Precious Minerals Inc., a junior exploration company and the parent company of Hawk USA, and partners in Brooks & White Associates, an unincorporated Canadian partnership that provides management, financial and investor relations services to junior mineral resource exploration companies. Mr. Brooks is also a board member of Rodinia Minerals Inc., a junior Canadian resources company. As a result of their positions with other companies that may, from time to time, compete with us, Messrs. White and Brooks may have a conflict of interest to the extent the other companies with which they are affiliated acquire rights in exploration projects that may be suitable for us to acquire.

WE MAY BE REQUIRED TO RETURN OUR SHARES OF STOCK IN BRAZMIN LTDA.

Pursuant to the terms of our February 2004 purchase of substantially all of the outstanding stock of Brazmin Ltda., we issued 700,000 shares of our common stock, plus a warrant to purchase an additional 150,000 shares at a price of $1.50 per share, as partial consideration for the purchase. We agreed to use our best efforts to register the resale of these shares under the Securities Act on or before July 5, 2004. In the event the shares are not registered by that time, the seller of the Brazmin stock may elect on or before July 10, 2004 to reacquire all of our interest in Brazmin in exchange for returning the shares of our common stock and the warrant that we issued as consideration for our purchase.

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN GOLD PRICES.

The profitability of a gold exploration project could be significantly affected by changes in the market price of gold. Mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Demand for gold can be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the U.S. dollar and local investment currencies. Other factors include the level of interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is impossible to predict with accuracy. Worldwide production levels also affect gold prices. In addition, the price of gold has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in gold prices may adversely affect the value of any discoveries made at the sites with which we are involved.

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
The outcome of any of these factors may prevent us from receiving an adequate return on invested capital.

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

The Republic of South Africa recently enacted the “Broad Based Black Economic Empowerment Act.” The aim of this and other related legislation is to address the disparate economic impact on black South Africans that existed during apartheid and which continues to exist today. When fully effective, the legislation is expected to require that all South African exploration and mining companies have at least 26 percent equity ownership by black South Africans. In accordance with and in anticipation of the effective date of certain requirements contemplated by this legislation, the Heads of Agreement provides that Kwagga will eventually offer up to 28 percent of its capital stock at fair market value to a black South African investor group. Any investment by such a group will dilute our ownership of Kwagga and, accordingly, the right to receive profits generated from the FSC Project, if any.

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga and AfriOre will have good and proper right, title and interest in and to the respective mining exploration rights they currently own, have optioned or intend to acquire and that they will explore and develop. Such rights may be subject to prior unregistered agreements or interests or undetected claims or interests, which could be materially impair our ability to participate in the development of the FSC Project. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

Item 3. Controls and Procedures

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a—15(e) and 15d—15(e), as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

We are a defendant in a lawsuit in the Minnesota District Court in Hennepin County initiated by Jack A. Johnson. Mr. Johnson was formerly our President and CEO until he left our Company to accept employment with Stellent, Inc., in connection with the sale of our Hosted Solutions Business to Stellent in March 2003. Mr. Johnson asserted claims for breach of an alleged employment contract. Following a trial on April 29, 2004, a jury awarded Mr. Johnson $360,000 in damages for breach of contract. For the quarter ending March 31, 2004, we have accrued $360,000 against the damages awarded by the jury, but the Company is continuing to evaluate its options for an appeal.

In two separate and unrelated actions brought in District Court, City and County of Denver, Colorado, the Company was named a defendant. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and Old AIQ. In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. As of May 3, 2004, approximately $218,000 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. The plaintiff obtained a default judgment against us, which was later vacated and the action dismissed for improper service of process. Mr. White and Meteor Marketing subsequently entered into a settlement and forbearance agreement with respect to Meteor Marketing’s outstanding obligations. The remaining amount owed to Mr. White is approximately $43,500 and Meteor Marketing is required to make monthly payments of $7,000 until the entire obligation is satisfied. Mr. White re-served us with a summons and complaint in November 2003, and has informed us that he wishes to maintain the action against us until Meteor Marketing fully satisfies the remaining indebtedness. The litigation is currently in its very early stages and discovery is just beginning. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding that both obligations are paid current, we believe Meteor Marketing is reasonably able to satisfy these obligations for the foreseeable future.

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

Pursuant to FIN 45, the guaranties were valued in the amount of $30,000 during the quarter ended March 31, 2004.

Item 2.   Changes in Securities and Use of Proceeds

Pursuant to a purchase agreement dated February 6, 2004, between us and Argyle Securities Limited (“Argyle”), a corporation formed under the laws of Saint Vincent, we purchased substantially all of the outstanding stock of Brazmin Ltda., a limited liability company formed under the laws of Brazil, effective February 6, 2004 and we issued to Argyle 700,000 original issue shares of our unregistered common stock, $0.01 par value, as additional consideration to complete the purchase agreement. In connection with this issuance, we relied upon the exemptions from registration provided by Sections 4(2) and 3(b) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder, since this was a private transaction, not involving any general solicitation and not constituting a public offering.

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

Item 5. Other Information

On May 13, 2004, our board of directors authorized an extension in the expiration date for the Company's 690,000 redeemable publicly-traded warrants, which currently trade under the OTCBB symbol WITMW (prior to August 20, 2003 under the OTCBB symbol AIQTW). The new expiration date is November 30, 2004 from the previous extended date of May 31, 2004.

The terms of the redeemable warrants are as follows: each warrant represents the right to purchase one (1) share of the Company’s common stock, $0.01 par value, at an exercise price of $7.15 per share until November 30, 2004. The warrants are redeemable by the Company at a redemption price of $0.10 per redeemable warrant at any time on 30 days’ notice, provided that the market price of our common stock equals or exceeds $8.25 per share for 10 consecutive trading days ending within 20 days prior to the notice of redemption.

Item 6.   Exhibits and Reports on Form 8-K

a)	Exhibits

	10.1	Quota Purchase Agreement dated February 6, 2004 between the Company and Argyle Securities Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2004).

	31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)		Reports on Form 8-K

On February 12, 2004, the Company filed a Current Report on Form 8-K dated February 6, 2004, under items 2, 5 and 7 to disclose: (1) that on February 6, 2004, the Company purchased all of the outstanding quota stock of Brazmin Ltda., (“Brazmin”) a limited liability company formed under the laws of Brazil, pursuant to a Quota Purchase Agreement dated February 6, 2004, by and between the Company and Argyle Securities Limited for: (a) a $50,000 cash payment, (b) 700,000 shares of our common stock, valued at $686,000 based on the closing sale price of our common stock; (c) a 5-year warrant to purchase 150,000 shares of our common stock, with an exercise price of $1.50 per share, valued at $147,000 using the Black-Scholes pricing model; (d) reimbursement of certain out-of-pocket expenses, estimated to be less than $20,000; and (e) entered into two consulting agreements with two of the principals of Brazmin for continued services; and (2) that pursuant to the terms of an October 2003 private placement, the Company agreed to file a “resale” registration statement with the SEC and that the Company was not in compliance with its efforts to cause the registration statement to become effective within 120 days from the date that the private placement was completed, and therefore would be required to issue an additional 2,038,000 shares of its common stock deemed as penalty shares.

On March 2, 2004, the Company filed a Current Report on Form 8-K dated March 1, 2004, under items 7 and 12 to disclose that the Company had issued a press release that included financial information for the fiscal year ended December 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       .

WITS BASIN PRECIOUS MINERALS INC

Date: May 14, 2004	By:	/s/ H. Vance White

H. Vance White
Chief Executive Officer

By:	Mark D. Dacko

Mark D. Dacko
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Quota Purchase Agreement dated February 6, 2004 between the Company and Argyle Securities Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2004).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002