Form 10QSB
period 2004-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2004-08-16
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-QSB

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 OR

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 13, 2004, there were 33,475,181 shares of common stock, $.01 par value, outstanding.

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

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
FORM 10-QSB INDEX
JUNE 30, 2004
		Page

PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Balance Sheets -
	As of June 30, 2004 and December 31, 2003	4
	Condensed Consolidated Statements of Operations -
	For the three months and six months ended
	June 30, 2004 and June 30, 2003	5
	Condensed Consolidated Statements of Cash Flows -
	For the six months ended June 30, 2004 and June 30, 2003	6
	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16
Item 3.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities and Use of Proceeds	23
Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures	25

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
	(unaudited)
	June 30,	December 31,
	2004	2003

Assets
Current Assets
Cash and equivalents	$26,155	$363,990
Prepaid expenses	412,301	612,777

Total current assets	438,456	976,767

Participation Mining Rights	990,923	1,300,000
Debt Issuance Costs, net	124,191	—
McFaulds Lake Project	129,501	—
Exploration Intangibles, net	212,234	247,956

	$1,895,305	$2,524,723

Liabilities and Shareholders’ Equity
Current Liabilities
Secured promissory note payable	$36,113	$—
Accounts payable	261,894	59,226
Liabilities of operations of discontinued
hosted solutions business	21,154	34,734
Accrued expenses	46,678	12,775

Total current liabilities	365,839	106,735

Accrued Guarantee Fee	30,000	30,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value, 150,000,000 shares authorized;
33,457,181 and 30,297,181 shares issued and outstanding	334,752	302,972
Additional paid-in capital	30,687,973	27,423,258
Deferred compensation	(27,492)	—
Warrants	4,943,438	4,146,438
Accumulated deficit	(22,943,460)	(22,943,460)
Deficit accumulated during the exploration stage, subsequent
to April 30, 2003	(11,495,745)	(6,541,220)

Total shareholders’ equity	1,499,466	2,387,988

	$1,895,305	$2,524,723

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
 (AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)
					May 1, 2003
					(inception)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2004	2003	2004	2003	2004

Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	295,171	148,457	1,115,077	207,789	2,478,259
Exploration expenses	1,156,565	4,591,290	3,712,196	4,591,290	9,203,486
Depreciation and amortization	42,861	117	85,722	117	166,982
Loss on disposal of assets	—	1,633	—	1,633	1,633

Total operating expenses	1,494,597	4,741,497	4,912,995	4,800,829	11,850,360

Loss from Operations	(1,494,597)	(4,741,497)	(4,912,995)	(4,800,829)	(11,850,360)

Other Income (Expense):
Interest income	—	1,604	—	25,148	2,225
Interest expense	(41,530)	—	(41,530)	—	(41,530)

Total other income (expense)	(41,530)	1,604	(41,530)	25,148	(39,305)

Loss from Operations before Tax Refund
and Minority Interest	(1,536,127)	(4,739,893)	(4,954,525)	(4,775,681)	(11,889,665)
Income Tax Refund	—	243,920	—	243,920	243,920
Minority interest in consolidated subsidiary	—	—	—	—	150,000

Loss from Continuing Operations	$(1,536,127)	$(4,495,973)	$(4,954,525)	$(4,531,761)	$ (11,495,745)

Discontinued Operations (See Note 8)
Loss from operations of discontinued
segments	—	(111,800)	—	(296,776)	—

Net Loss	$(1,536,127)	$(4,607,773)	$(4,954,525)	$(4,828,537)	$ (11,495,745)

Basic and Diluted Net Loss
per common share:
Continuing operations	$(0.05)	$(0.33)	$(0.15)	$(0.35)	$(0.57)
Discontinued operations	0.00	(0.01)	0.00	(0.02)	0.00

Net Loss	$(0.05)	$(0.34)	$(0.15)	$(0.37)	$(0.57)

Basic and Diluted Weighted Average
Outstanding Shares	33,319,137	13,370,368	32,593,994	13,137,816	20,140,718

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			May 1, 2003
			(inception)
	Six Months Ended June 30,		to June 30,
	2004	2003	2004

Operating Activities:
Net loss	$(4,954,525)	$(4,828,537)	$(11,495,745)
Adjustments to reconcile net loss to cash flows from
operating activities:
Depreciation and amortization	85,722	18,899	166,982
Deferred compensation expense	82,475	32,087	99,239
Loss (gain) on disposal of assets	—	884	1,633
Loss on Brazmin subsidiary	858,578	—	858,578
Loss on sale of prepaid royalties	—	434,895	—
Issue of options, warrants and common stock for services	—	54,645	—
Issue of common stock for exploration rights	2,152,128	4,591,290	7,643,418
Amortization of acquired software developed	—	53,884
Amortization of original issue discount	36,113	—	36,113
Amortization of prepaid consulting fees related to
issuance of warrants and common stock	—	—	664,083
Amortization of prepaid consulting fees related
to issuance of warrants and common stock	—	—	—
Exchange of assets for services	—	2,644	—
Employee compensation expense related to
stock options-variable plan	72,000	—	168,800
Contributed services by an executive	40,000	—	64,500
Minority interest in loss of consolidated subsidiary	—	—	(150,000)
Changes in operating assets and liabilities:
Accounts receivable, net	—	130,424	—
Inventories	—	7,983	12,200
Prepaid expenses	509,553	47,176	258,418
Prepaid royalties	—	—	6,084
Other assets	(124,191)	(2,890)	(124,191)
Accounts payable	202,668	(296,274)	202,668
Deferred revenue	—	(130,498)	—
Accrued expenses	(8,694)	173,031	(192,658)

Net cash provided by (used in) operating activities	(1,048,173)	289,643	(1,779,878)

Investing Activities:
Proceeds from sale of property and equipment	—	109,895	—
Proceeds from sale of prepaid royalties	—	540,105	—
Purchases of property and equipment	—	(3,880)	—
Investment in exploration intangibles	—	—	(27,889)
Investment in exploration participation costs	—	—	(1,800,000)
Investment in Active Hawk Minerals LLC	—	(519,493)	—
Acquisition of Brazmin Ltda.	(78,482)	—	(78,482)

Net cash provided by (used in) investing activities	(78,482)	126,627	(1,906,371)

Financing Activities:
Payments on short-term notes payable	—	(84,732)	—
Cash proceeds from issuance of common stock	—	—	2,251,603
Cash proceeds from exercise of options	152,400	—	169,900
Cash proceeds from issuance of long-term debt and warrant	650,000	—	650,000

Net cash provided by (used in) financing activities	802,400	(84,732)	3,071,503

Change in Cash and Equivalents of Discontinued Operations	(13,580)	(264,589)	(56,139)

Increase (Decrease) in Cash and Equivalents	(337,835)	66,949	(670,885)
Cash and Equivalents, beginning of period	363,990	13,211	697,040

Cash and Equivalents, end of period	$26,155	$80,160	$26,155

See accompanying notes to condensed consolidated financial statements

6

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company based in Minneapolis, Minnesota. We have interests in mineral exploration projects in South Africa, Canada and South America. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have devised a plan to conduct pre-exploration activities on the Holdsworth Project, which we estimate be approximately $150,000. Any pre-exploration activities will be expensed as incurred.

On February 6, 2004, we became the holder of the exploration rights of “Brazmin,” a portfolio of 4 land regions in Brazil. See Note 6 – Exploration Intangibles, for a detailed discussion of the subsequent sale of Brazmin.

On June 10, 2004, we entered into an option agreement to earn a 70% interest in 5 mining claims covering approximately 3,200 acres in the McFaulds Lake area of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. The site is a new VMS (volcanogenic massive sulphide) base metals project. See Note 5 – McFaulds Lake for a detailed discussion.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in the FSC Project, these rights may take the form of ownership interests in entities holding exploration rights.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions Business and Accounting Software Business as of such dates. As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003. See Note 8 – Discontinued Operations for a detailed discussion.

As of May 1, 2004, our principal office is located at 520 Marquette Avenue, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year as a whole.

Segment Reporting

Due to the classification of our Hosted Business Solutions and Accounting Software Business as discontinued operations, we have a single operating segment. The single operating segment is that of precious minerals exploration. See Note 8 – Discontinued Operations for a detailed discussion.

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

The Company recognized the revenues derived from the accounting software business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At June 30, 2004 and 2003, deferred revenue was $0 and $1,643,993, respectively. See Note 8 for details on our Discontinued Operations.

We currently do not have the ability to generate revenues in accordance with our investment in Kwagga (the FSC Project), Holdsworth or McFaulds Lake. Furthermore, we do not expect to generate revenues for the foreseeable future.

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

Exploration Costs

Exploration costs incurred in the search for new minerals are charged to expense as incurred. Due to the early stage of our passive investment in the FSC Project, we do not qualify for capitalizing development costs at this time. We require additional time to assess the initial investment we have made in McFaulds Lake.

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

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $82,475 and $32,087, for the six months ended June 30, 2004 and 2003, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:

					May 1, 2003
					(inception) to
Three Months Ended June 30,			Six Months Ended June 30,		June 30,
Three Months Ended June 30,	2004	2003	2004	2003	2004

Six Months Ended June 30,
Net loss:
As reported	$(1,536,127)	$(4,607,773)	$(4,954,525)	$(4,828,537)	$(11,495,745)
Pro forma	$(2,264,483)	$(5,466,778)	$(6,112,998)	$(6,029,273)	$(16,103,812)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.34)	$(0.15)	$(0.37)	$(0.57)
Pro forma	$(0.07)	$(0.42)	$(0.19)	$(0.46)	$(0.80)

Stock-based compensation
As reported	$54,983	$11,299	$82,475	$32,087	$99,239
Pro forma	$728,355	$859,005	$1,158,473	$1,200,736	$4,608,067

In determining the compensation cost of the options granted during the six and three months ended June 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below for the six months ended June 30:

10

	2004	2003

Risk free interest rate	4.5%	4.5%
Expected life of options granted	10 years	10 years
Expected volatility range	333.8%	304.5%
Expected dividend yield	0%	0%

NOTE 3 – PARTICIPATION MINING RIGHTS

We hold an interest in the gold exploration project that we acquired in a transaction completed on June 26, 2003 from Hawk USA. This project we commonly refer to as the “FSC Project,” and have the right to acquire up to a 50 percent equity interest in the company Kwagga through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga holds the exploration rights for the FSC Project. AfriOre is the operator of the FSC Project. As of June 30, 2004, we have advanced $2,025,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003.

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

Our participation mining rights fees are components based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,025,000 already advanced to Kwagga, $990,923 remains in their cash reserves at June 30, 2004. Each quarter, Kwagga will provide us with a report of the remaining value held in reserve.

We are obligated to advance an additional $75,000 to complete the initial $2,100,000 funding. We have received an extension for the final $75,000 payment until Kwagga has obtained the required operating permits.

AfriOre has reported that it has completed the initial drillhole on the FSC Project, to a depth of 2,984 meters and has begun preparation to commence on the drilling of a second and third drill site.

NOTE 4 – DEBT ISSUANCE COSTS

On June 1, 2004 we has raised gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP, a Virgin Islands fund. These debt issuance costs represent origination and consulting services fees paid and which are being amortized on a straight-line basis over an 18-month period. The monthly amortization is approximately $7,300 per month.

NOTE 5 – McFAULDS LAKE PROJECT

On June 10, 2004, we entered into an option agreement to earn a 70% interest in 5 mining claims covering approximately 3,200 acres in the McFaulds Lake area of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. The site is a new VMS (volcanogenic massive sulphide) base metals project.

The optioned claims consist of a block of 5 contiguous claims (west block) comprising of approximately 80 40-acre units to the south and west of the original Spider Resources and KWG claim group. This block also is contiguous to the McNugget ground actively being explored by McDonald Mines Limited and on which airborne magnetometer and Geotem electromagnetic surveys have been completed.

The option agreement requires: (i) cash payments of Cdn$60,000 (Cdn$30,000 which was paid on the execution of the agreement and a further Cdn$30,000 due on or before November 1, 2004), (ii) we issued 200,000 shares of our non-registered common stock, and (iii) we are required to pay exploration expenditures of Cdn$200,000 (Cdn$100,000 each due by November 1, 2004 and May 1, 2005).

The balance of our investment in McFaulds Lake was $129,501 as of June 30, 2004. We estimate that we will have gathered enough information by year-end to formulate our forecast of exploration for the McFaulds Lake Project.

NOTE 6 – EXPLORATION INTANGIBLES
FSC and Holdsworth Projects

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties made their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which was valued at its historical cost of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project.

Active Hawk Minerals, LLC., has no revenues to date and has recorded $213,136 and $534,077 in exploration expenses for the three and six months ended June 30, 2004, respectively. All subsidiary transactions and balances have been eliminated in consolidation. Based on the estimated timeframe to complete the current drillhole program at the FSC Project, we began amortizing the FSC Project portion of the exploration agreement over 24 months, beginning in July 2003. Based on our assessment of the Holdsworth Project, we began amortizing the Holdsworth Project portion of the exploration agreement over 15 months, beginning in October 2003. The amortization period of both components will be periodically evaluated and adjusted if necessary.

Brazmin, Ltda.

On February 6, 2004, we purchased substantially all of the outstanding stock of Brazmin Ltda., a limited liability company formed under the laws of Brazil from Argyle Securities Limited, a corporation formed under the laws of Saint Vincent. Our purchase is subject to the Seller’s right to re-acquire the quota stock, as described below. Prior to the date of the purchase agreement, there was no relationship between Brazmin and Argyle Securities and the Company or any of our affiliates. Brazmin’s only assets are the mineral exploration rights of four distinct regions located within the South American country of Brazil. Brazmin has never had any revenues, as its activities have been solely to search out and acquire exploration rights on properties that possess specific criteria relating to base minerals and precious minerals. We operate Brazmin as a wholly owned subsidiary.

As specified in the purchase agreement, we were required to use our best efforts to register the resale of the shares of common stock issued as consideration by no later than July 5, 2004, which was not accomplished. See Note – 11 Subsequent Event for information regarding our sale of Brazmin, which we completed on August 3, 2004.

We recorded an exploration expense of $858,578 against the value of Brazmin for the quarter ended June 30, 2004.

Components of exploration intangibles are as followings:

Historical value assigned to the FSC Project	$228,975
Historical value assigned to the Holdsworth Project	17,235
Miscellaneous costs (1)	82,889
Brazmin Ltda.	50,000

Gross Exploration Intangibles	379,099
Less accumulated amortization	81,143

Balance at December 31, 2003	297,956
Less accumulated amortization	42,861

Balance at March 31, 2004	255,095
Less accumulated amortization	42,861

Balance at June 30, 2004	$212,234

(1) Includes the joint agreement costs and the issuance of an option to a former director.

NOTE 7 – SECURED PROMISSORY NOTE

On June 1, 2004 we has raised gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP ("Pandora"), a Virgin Islands fund. In lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock, at a price equal to the average of the closing bid price of our common stock during the 30 trading days prior to payment, which shall be no less than $0.35 and no greater than $0.65 per share. The note is secured by substantially all of our assets. As further consideration for the financing, we issued to Pandora a warrant to purchase up to 928,571 shares of our common stock at a price of $0.40 per share, subject to adjustment. We also paid $40,000 in cash and issued warrants to purchase an aggregate of 200,000 shares of our common stock to two affiliates of Pandora as origination fees.

NOTE 8 – DISCONTINUED OPERATIONS

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet though our Hosted Solutions BusinessThe transaction did not require shareholder approval under Minnesota law since the assets relating to our Hosted Solutions Business did not constitute all or substantially all of the assets of our Company as a whole. We received $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of ours.

The following are condensed consolidated statements of discontinued operations for the:

	Three Months Ended June 30,		Six Months Ended June 30,
HOSTED SOLUTIONS BUSINESS	2004	2003	2004	2003

Revenues	$—	$—	$—	$132,455

Operating expenses
Costs of sales	—	—	—	35,354
Selling, general and administrative	—	31,495	—	161,597
Depreciation and amortization	—	216	—	8,935
Loss (gain) on disposal of assets	—	—	—	(749)

Total operating expenses	—	(31,711)	—	205,137

Loss from discontinued operations	—	(31,711)	—	(72,682)

Other income	—	—	—	150,000
Loss on sale of prepaid royalties	—	—	—	(434,895)

Net loss from discontinued operations	$—	$(31,711)	$—	(357,577)

Liabilities of the Hosted Solutions Business consisted of the following at:

HOSTED SOLUTIONS BUSINESS	June 30, 2004	December 31, 2003
Accounts payable	21,154	34,734

Net liabilities of operations of discontinued
hosted solutions business	$21,154	$34,734

Prior to April 30, 2003, we designed, developed, marketed and supported accounting software products through our Accounting Software Business subsidiaries. On April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business to two key employees (the “Purchaser”) of that division. The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser paid us cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the Accounting Software Business. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) renegotiated with the 17 note holders, was booked as a component of Discontinued Operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of Discontinued Operations. The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations for the:

	Three Months Ended June 30,		Six Months Ended June 30,
ACCOUNTING SOFTWARE BUSINESS	2004	2003	2004	2003

Revenues	$—	$304,330	$—	$1,491,059

Operating expenses
Costs of goods sold	—	62,170	—	371,971
Selling, general and administrative	—	154,408	—	617,417
Depreciation and amortization	—	2,523	—	63,848
Product development	—	65,895	—	231,243

Total operating expenses	—	284,996	—	1,284,479

Income from discontinued operations	—	19,334	—	206,580
Other expense	—	(99,423)	—	(145,779)

Net income (loss) from discontinued operations	$—	$(80,089)	$—	60,801

NOTE 9 – ACCRUED GUARANTEE

We have been named a defendant in two separate and unrelated legal actions, both in District Court, City and County of Denver, Colorado. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which it was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc (as of June 30, 2004, approximately $218,000 remains outstanding). The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty (the remaining amount owed to Mr. White, as of June 30, 2004, is approximately $36,000).

Pursuant to FASB Interpretation No. (FIN) 45, the guaranties were valued in the amount of $30,000 during the year ended December 31, 2003.

NOTE 10 - SHAREHOLDERS' EQUITY
Secured Promissory Note

In conjunction with the $650,000 in secured debt financing, we issued a total of 1,603,571 5-year warrants to purchase common stock at an exercise price of $0.40 per share.

McFaulds Lake Project

We issued 200,000 shares of our non-registered common stock to an affiliate of ours, Hawk Precious Minerals Inc.

NOTE 11 – SUBSEQUENT EVENT

On August 3, 2004, we completed the sale of our wholly owned subsidiary, Brazmin Ltda., (“Brazmin”) a limited liability company located in Rio de Janeiro, Brazil. We originally acquired Brazmin on February 6, 2004, in a transaction (the “Quota Agreement”) with Argyle Securities Limited, a corporation formed under the laws of Saint Vincent (“Argyle”).

During the time that we owned Brazmin, Brazmin’s only assets were the mineral exploration rights of four distinct regions (the “Four Properties”). Brazmin has never had any revenues, as its activities have been solely to search out and acquire exploration rights relating to base and precious minerals.

According to the terms of an agreement dated July 19,2004, we sold Brazmin to the prior owner, Argyle, for the following consideration: (a) a cash payment of $25,000, (b) a further promise to receive an additional $25,000 on or before December 31, 2004, (c) a cash payment of $100,000 in the event that Brazmin commences on a pre-feasibility study on one of the Four Properties, (d) a cash payment of $100,000 in the event that Brazmin commences on a bankable feasibility study on one of the Four Properties, (e) a 10% carried interest in Brazmin’s interest of the Four Properties up until completion of a bankable feasibility process, (f) a 10% payment of any proceeds obtained by Brazmin for the sale or partial sale of any of the Four Properties, and (g) Argyle returned 400,000 shares of the 700,000 shares of our common stock that it had received as partial consideration pursuant to the Quota Agreement. Argyle retained the 5-year warrant to purchase 150,000 shares of our common stock, with an exercise price of $1.50. Furthermore, Argyle assumed all further liabilities required to maintain the Four Properties effective July 19, 2004. The consulting agreements with two of the principles of Brazmin were also terminated effective June 30, 2004. Under the terms of the original Quota Agreement, we were required to obtain an effective registration of the 700,000 shares of its common stock by July 5, 2004. Under the terms of the July 19, 2004 agreement, we are required to register the 300,000 shares as soon as practical.

NOTE 12 – LEGAL PROCEEDINGS

As previously disclosed, we were a defendant in a lawsuit initiated by Jack A. Johnson. Mr. Johnson was formerly our President and CEO until the sale of our Hosted Solutions Business in March 2003. Mr. Johnson asserted claims for breach of an alleged employment contract. On April 29, 2004, in Minnesota District Court, a Hennepin County jury awarded Mr. Johnson $360,000 in damages for breach of contract. On June 1, 2004, using the proceeds from the Pandora financing, we paid Mr. Johnson $360,000 in consideration for a complete release of all claims.

WITS BASIN PRECIOUS MINERALS INC.
 (AN EXPLORATION STAGE COMPANY)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2003.

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company based in Minneapolis, Minnesota. We have interests in mineral exploration projects in South Africa, Canada and South America. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have devised a plan to conduct pre-exploration activities on the Holdsworth Project, which we estimate be approximately $150,000. Any pre-exploration activities will be expensed as incurred.

In February 2004, we acquired substantially all of the outstanding shares of capital stock of a Brazilian limited liability company named Brazmin Ltda. Brazmin, located in Rio de Janeiro, which holds the exploration rights to 4 distinct properties in Brazil. Subsequent to June 30, 2004, we entered into an agreement to sell Brazmin. See Note – 11 Subsequent Event, included elsewhere in this report, for information regarding our sale of Brazmin, which we completed on August 3, 2004.

On June 10, 2004, we entered into an option agreement to earn a 70% interest in 5 mining claims covering approximately 3,200 acres in the McFaulds Lake area of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. The site is a new VMS (volcanogenic massive sulphide) base metals project.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2004 and 2003. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $295,171 for the three months ended June 30, 2004 as compared to $148,457 for the same period in 2003. General and administrative expenses were $1,115,077 for the six months ended June 30, 2004 as compared to $207,789 for the same period in 2003. We anticipate the rate of spending for the third and forth quarter’s general and administrative expenses should decrease.

Exploration expenses relate to: (i) the issuance of stock for acquiring mining rights, (ii) expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC Project site, and (iii) any expenses related to the Brazmin properties, including landowner payments, geological expenses and consulting fees. Exploration expenses were $1,156,565 for the three months ended June 30, 2004 as compared to $4,591,290 for the same period in 2003. Exploration expenses were $3,712,196 for the six months ended June 30, 2004 as compared to $4,591,290 for the same period in 2003. We anticipate the rate of spending for the third and forth quarter’s general and administrative expenses may increase should we make a further acquisition or AfriOre accelerate drilling.

We began amortization of the Exploration Intangible of the FSC Project over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole at the FSC Project will be completed within 24 months. The quarterly amortization will be approximately $38,000. Also, we have begun amortization of the Holdsworth Project over a 15-month period on a straight-line basis at a rate of $4,600 per quarter. This is based on the assessment that the Holdsworth Project is a relatively small project, and as such, our goal is to locate a third party operator by fiscal year end and move the Project forward, otherwise we will have deemed the Project to have a minimal value.

During the three and six months ended June 30, 2004, we recorded a loss on disposal of assets of $0 as compared to $1,633 for the same periods in 2003.

Other Income and Expenses

Our other income and expense consists of interest income and interest expense. Interest income for the three months ended June 30, 2004 was $0 compared to $1,604 for the same period in 2003. Interest income for the six months ended June 30, 2004 was $0 compared to $25,148 for the same period in 2003. The interest income we reported for 2003 was primarily earned from a Federal Income Tax refund filed with the IRS. For the three and six months ended June 30, 2004, we had recorded an interest expense of $41,530, which related to secured promissory note payable.

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

The following are condensed consolidated statements of discontinued operations for the:

	Three Months Ended June 30,		Six Months Ended June 30,
HOSTED SOLUTIONS BUSINESS	2004	2003	2004	2003

Revenues	$—	$—	$—	$132,455

Operating expenses
Costs of sales	—	—	—	35,354
Selling, general and administrative	—	31,495	—	161,597
Depreciation and amortization	—	216	—	8,935
Loss (gain) on disposal of assets	—	—	—	(749)
Total operating expenses	—	(31,711)	—	205,137

Loss from discontinued operations	—	(31,711)	—	(72,682)

Other income	—	—	—	150,000
Loss on sale of prepaid royalties	—	—	—	(434,895)

Net loss from discontinued operations	$—	$(31,711)	$—	(357,577)

The following are condensed consolidated statements of discontinued operations for the:

Effective with the sale of our Accounting Software Business model on April 30, 2003, we have classified all results as discontinued operations for all periods reported.

	Three Months Ended June 30,		Six Months Ended June 30,
ACCOUNTING SOFTWARE BUSINESS	2004	2003	2004	2003

Revenues	$—	$304,330	$—	$ 1,491,059

Operating expenses
Costs of goods sold	—	62,170	—	371,971
Selling, general and administrative	—	154,408	—	617,417
Depreciation and amortization	—	2,523	—	63,848
Product development	—	65,895	—	231,243

Total operating expenses	—	284,996	—	1,284,479

Income from discontinued operations	—	19,334	—	206,580

Other expense	—	(99,423)	—	(145,779)

Net income (loss) from discontinued operations	$—	$(80,089)	$—	60,801

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. Net cash used by operating activities was $1,048,173 for the six months ended June 30, 2004, compared to net cash provided by operating activities of $289,643 for the same period in 2003.

We had working capital of $72,617 at June 30, 2004, compared to $870,032 at December 31, 2003. Cash and equivalents were $26,155 at June 30, 2004, representing a decrease of $337,835 from the cash and equivalents of $363,990 at December 31, 2003.

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects. We contributed 3,750,000 shares of our common stock (which represented an issuance of 28.2 percent of our total issued and outstanding common stock) and assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of June 30, 2004, we have advanced $2,025,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $75,000 to complete the initial $2,100,000 funding. We have received an extension for the final $75,000 payment until Kwagga has obtained the required operating permits. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 advance.

On June 1, 2004 we has raised gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP, a Virgin Islands fund. These debt issuance costs represent origination and consulting services fees paid and which are being amortized on a straight-line basis over an 18-month period. The monthly amortization is approximately $7,300 per month.

On June 10, 2004, we entered into an option agreement to earn a 70% interest in 5 mining claims covering approximately 3,200 acres in the McFaulds Lake area of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. The option agreement requires: (i) cash payments of Cdn$60,000 (Cdn$30,000 which was paid on the execution of the agreement and a further Cdn$30,000 due on or before November 1, 2004), (ii) we issued 200,000 shares of our non-registered common stock, and (iii) we are required to pay exploration expenditures of Cdn$200,000 (Cdn$100,000 each due by November 1, 2004 and May 1, 2005).

We anticipate that the existing sources of liquidity will not provide cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $1,100,000, which includes the final $75,000 payment owed to Kwagga, as discussed above. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2004.

We expect that our cash expenditures for fiscal 2004 will be approximately $500,000 and, as of June 30, 2004, we had only $26,155 of cash on hand. Since we do not expect to generate any significant revenue from operations in 2004, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business. Accordingly, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such results. Currently, we have rights in four projects: the FSC Project in South Africa (in which we are a passive investor), the Holdsworth Property near Wawa, Ontario, Canada, the 4 properties of Brazmin located in South America (which we have subsequently sold) and McFaulds Lake. None of these projects may ever produce any significant mineral deposits, however.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since our inception through June 30, 2004, we have incurred an aggregate net loss of $34,439,205. As of June 30, 2004, we had total current assets of $1,895,305. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for quarter ended June 30, 2004 and each of the years ended December 31, 2003 and 2002, and we had an accumulated deficit as of June 30, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

Additional financing will be needed in order to fund beyond the initial 5 to 7 drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project and McFaulds Lake, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available.

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

  financing costs;
  proximity to infrastructure;
  the particular attributes of the deposit, such as its size and grade; and
  governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use,importing and exporting of gold and environmental protection.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a—15(e) and 15d—15(e), as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, we were a defendant in a lawsuit initiated by Jack A. Johnson. Mr. Johnson was formerly our President and CEO until the sale of our Hosted Solutions Business in March 2003. Mr. Johnson asserted claims for breach of an alleged employment contract. On April 29, 2004, in Minnesota District Court, a Hennepin County jury awarded Mr. Johnson $360,000 in damages for breach of contract. On June 1, 2004, using the proceeds from the Pandora financing, we paid Mr. Johnson $360,000 in consideration for a complete release of all claims.

In two separate and unrelated actions brought in District Court, City and County of Denver, Colorado, the Company was named a defendant. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan,

Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and Old AIQ. In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. As of June 30, 2004, approximately $218,000 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. The plaintiff obtained a default judgment against us, which was later vacated and the action dismissed for improper service of process. Mr. White and Meteor Marketing subsequently entered into a settlement and forbearance agreement with respect to Meteor Marketing’s outstanding obligations. The remaining amount owed to Mr. White is approximately $36,000 and Meteor Marketing is required to make monthly payments of $7,000 until the entire obligation is satisfied. Mr. White re-served us with a summons and complaint in November 2003, and has informed us that he wishes to maintain the action against us until Meteor Marketing fully satisfies the remaining indebtedness. The litigation is currently in its very early stages and discovery is just beginning. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding that both obligations are paid current, we believe Meteor Marketing is reasonably able to satisfy these obligations for the foreseeable future.

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

Item 2. Changes in Securities and Use of Proceeds

On May 28, 2004, we raised gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP ("Pandora"), a Virgin Islands fund. In lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock, at a price equal to the average of the closing bid price of our common stock during the 30 trading days prior to payment, which shall be no less than $0.35 and no greater than $0.65 per share. The note is secured by substantially all of our assets. As further consideration for the financing, we issued to Pandora a warrant to purchase up to 928,571 shares of our common stock at a price of $0.40 per share, subject to adjustment. We also paid $40,000 in cash and issued warrants to purchase an aggregate of 200,000 shares of our common stock to two affiliates of Pandora as origination fees. Furthermore, we issued an additional warrant to purchase up to 475,000 shares of our common stock for consulting services. In connection with this transaction, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D because we had a reasonable basis to believe that all parties were accredited investors and the offering involved no general solicitation.

On June 10, 2004, we entered into an option agreement to earn a 70% interest in 5 mining claims in the McFaulds Lake area of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. The option agreement requires: (i) cash payments of Cdn$60,000 (Cdn$30,000 which was paid on the execution of the agreement and a further Cdn$30,000 due on or before November 1, 2004), (ii) we issued 200,000 shares of our non-registered common stock, and (iii) we are required to pay exploration expenditures of Cdn$200,000 (Cdn$100,000 each due by November 1, 2004 and May 1, 2005). In connection with this transaction, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as the offering of the shares do not involve a public offering since Hawk Precious Minerals Inc., is a sophisticated investor and no general solicitation was involved.

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

On May 17, 2004, the Company filed a Current Report on Form 8-K dated May 17, 2004, under items 5 and 7 to disclose that (1) the Company has a registration statement on Form S-2 (File No. 333-110831) pending with the Securities and Exchange Commission (“SEC”). The Company concurred with certain recommendations of the SEC Staff, made in connection with their review of the registration statement, relating to the issues surrounding the March 2003 sale of the Company’s then only continuing operations (i.e., Hosted Solutions Business) and subsequent transaction in which it changed its business model (that of a precious minerals exploration company), thereby effectively becoming an exploratory stage company by essence of its new business model; and (2) accordingly, the Company agreed to restate its financial statements for the year ended December 31, 2003 and that such restated financial statements were included under Item 7.

On June 4, 2004, the Company filed a Current Report on Form 8-K/A dated May 28, 2004, under items 5 and 7. The Company raised gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP (“Pandora”), a Virgin Islands fund.

On June 14, 2004, the Company filed a Current Report on Form 8-K dated June 10, 2004, under items 5 and 7 to disclose that the Company had entered into an agreement to earn a 70% interest in 5 mining claims covering approximately 3,200 acres in the McFaulds Lake area of northern Ontario currently held under option by Hawk Precious Minerals Inc., an affiliate of the Company. On August 4, 2004, the Company filed a Current Report on Form 8-K dated August 3, 2004, under items 2 and 7 to disclose that the Company had entered into an agreement to sell its wholly owned subsidiary of Brazmin Ltda., a limited liability company formed under the laws of Brazil, to its prior owner, Argyle Securities Limited, a corporation formed under the laws of Saint Vincent.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: August 13, 2004

	By:	/s/ H. Vance White

H. Vance White
Chief Executive Officer

	By	: /s/ Mark D. Dacko

Mark D. Dacko
Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.   Description
-----------   -----------

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