Form 10QSB
period 2004-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2004-11-15
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of November 11, 2004, there were 33,901,612 shares of common stock, $.01 par value, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements and information relating to us that is based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-QSB, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-QSB with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 2 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Form 10-QSB.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
FORM 10-QSB INDEX
SEPTEMBER 30, 2004

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of September 30, 2004 and December 31, 2003	4

	Condensed Consolidated Statements of Operations -
	For the three months and nine months ended
	September 30, 2004 and September 30, 2003	5

	Condensed Consolidated Statements of Cash Flows -
	For the nine months ended September 30, 2004 and
	September 30, 2003	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 6.	Exhibits and Reports on Form 8-K	32
	Signatures	33

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	(unaudited)	Restated
	September 30,	December 31,
	2004	2003
Assets
Current Assets
Cash and equivalents	$6,872	$363,990
Receivable from Argyle Securities Limited	25,000	--
Prepaid expenses	364,140	612,777
Total current assets	396,012	976,767

Participation Mining Rights, net	1,121,001	1,547,956
Debt Issuance Costs, net	102,275	--
	$1,619,288	$2,524,723

Liabilities and Shareholders’ Equity
Current Liabilities
Secured promissory note payable	$103,585	$--
Accounts payable	278,999	59,226
Liabilities of operations of discontinued
hosted solutions business	21,154	34,734
Accrued expenses	49,866	12,775
Total current liabilities	453,604	106,735

Accrued Guarantee Fee	30,000	30,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value, 150,000,000 shares authorized;
33,851,612 and 30,297,181 shares issued and outstanding	338,516	302,972
Additional paid-in capital	30,511,317	27,423,258
Warrants	4,943,438	4,146,438
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage,
subsequent to April 30, 2003	(11,725,127)	(6,552,220)
Total shareholders’ equity	1,135,684	2,387,988
	$1,619,288	$2,524,723

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

					Restated
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		May 1, 2003
		Restated	Restated	Restated	(inception) to Sept. 30,
	2004	2003	2004	2003	2004
Revenues	$--	$--	$--	$--	$--

Operating Expenses:
General and administrative	208,941	135,491	1,324,018	343,280	2,698,200
Exploration expenses	201,624	300,000	903,114	2,791,290	6,244,404
Depreciation and amortization	75,234	38,270	160,956	38,387	242,216
Stock issued as penalty	--	--	2,152,128	--	2,152,128
Loss on disposal of assets	--	--	--	1,633	1,633
Loss on impairment of Brazmin	--	--	466,578	--	466,578
Total operating expenses	485,799	473,761	5,006,794	3,174,590	11,805,159
Loss from Operations	(485,799)	(473,761)	(5,006,794)	(3,174,590)	(11,805,159)

Other Income (Expense):
Interest income	--	175	--	25,323	2,225
Interest expense	(124,583)	--	(166,113)	--	(166,113)
Total other income (expense)	(124,583)	175	(166,113)	25,323	(163,888)
Loss from Operations before Tax Refund	(610,382)	(473,586)	(5,172,907)	(3,149,267)	(11,969,047)
Income Tax Refund	--	--	--	243,920	243,920
Loss from Continuing Operations	$(610,382)	$(473,586)	$(5,172,907)	$(2,905,347)	$(11,725,127)

Discontinued Operations (See Note 3)
Loss from operations of discontinued
Segments	--	--	--	(296,776)	--
Net Loss	$(610,382)	$(473,586)	$(5,172,907)	$(3,202,123)	$(11,725,127)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.02)	$(0.03)	$(0.16)	$(0.20)	$(0.48)
Discontinued operations	--	--	--	(0.02)	--
Net Loss	$(0.02)	$(0.03)	$(0.16)	$(0.22)	$(0.48)

Basic and Diluted Weighted Average
Outstanding Shares	33,404,653	17,057,181	32,864,214	14,444,271	24,547,777

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended Sept. 30,		Restated May 1, 2003 (inception)
		Restated	to Sept. 30,
	2004	2003	2004
Operating Activities:
Net loss	$(5,172,907)	$(3,202,123)	$(11,725,127)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	160,956	57,169	242,216
Deferred compensation expense	109,967	41,464	126,731
Loss on disposal of assets	--	884	1,633
Loss on sale of prepaid royalties	--	434,895	--
Loss on impairment of Brazmin	466,578	--	466,578
Issue of options, warrants and common stock for services	17,500	--	17,500
Issue of common stock for exploration rights in excess of historical cost	--	2,491,290	4,841,290
Amortization of participation mining rights	695,500	--	1,195,500
Amortization of debt issuance costs	29,222	--	29,222
Amortization of original issue discount	144,446	--	144,446
Amortization of prepaid consulting fees related to issuance of warrants and common stock	--	--	664,083
Amortization of acquired software developed	--	53,884	--
Exchange of assets for services	--	2,644	--
Employee compensation expense related to stock options-variable plan	72,000	--	168,800
Contributed services by an executive	60,000	--	84,500
Issuance of common stock as penalty related to October 2003 private placement	2,152,128	--	2,152,128
Changes in operating assets and liabilities:
Accounts receivable, net	--	154,980	--
Inventories	--	7,983	12,200
Prepaid expenses	248,637	--	(2,498)
Prepaid royalties	--	343,842	--
Other assets	--	(2,890)	--
Accounts payable	269,773	(137,315)	275,857
Deferred revenue	--	(130,498)	--
Accrued expenses	(5,506)	99,719	(178,470)
Net cash provided by (used in) operating activities	(751,706)	215,928	(1,483,411)

Investing Activities:
Proceeds from sale of property and equipment	--	109,895	--
Proceeds from sale of prepaid royalties	--	540,105	--
Proceeds from sale of Brazmin Ltda.	25,000	--	25,000
Purchases of property and equipment	--	(3,880)	--
Investment in participation mining rights	(378,482)	(527,889)	(2,206,371)
Net cash provided by (used in) investing activities	(353,482)	118,231	(2,181,371)

Financing Activities:
Payments on short-term notes payable	--	(84,732)	--
Payments on long-term debt	(40,861)	--	(40,861)
Cash proceeds from issuance of common stock	--	--	2,251,603
Cash proceeds from exercise of stock options	152,400	--	169,900
Cash proceeds from exercise of warrants	131,608	--	131,608
Cash proceeds from issuance of long-term debt	650,000	--	650,000
Debt issuance costs	(131,497)	--	(137,497)
Net cash provided by (used in) financing activities	761,650	(84,732)	3,030,753

Change in Cash and Equivalents of Discontinued Operations and Liabilities of Discontinued Operations	(13,580)	(245,313)	(56,139)
Increase (Decrease) in Cash and Equivalents	(357,118)	4,114	(690,168)
Cash and Equivalents, beginning of period	363,990	13,211	697,040
Cash and Equivalents, end of period	$6,872	$17,325	$6,872

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration company based in Minneapolis, Minnesota. We currently hold interests in three exploration projects located in South Africa and Canada. As of September 30, 2004, we do not claim to have any mineral reserves on our properties.

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. In one of these projects, which we commonly refer to as the “FSC Project,” we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project, which consists of approximately 172,450 hectares (approximately 426,000 acres) located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. (See Note - 10 Subsequent Events for information regarding changes in AfriOre’s businesses.) Kwagga has an additional 24,242 hectares (approximately 60,000 acres) in application for land exploration.

As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a 4 to 5 drillhole exploration program on the FSC Project that commenced in October 2003. Once the current exploration activities being conducted on the FSC Project are complete, estimated to take approximately 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga. See Note 5 - Participation Mining Rights, for a detailed discussion.

The other exploration project we acquired from Hawk USA, located near Wawa, Ontario, Canada, we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous patented mining claims covering 304 hectares (approximately 751 acres). Once we have secured the financing, which we estimate to be approximately $150,000, we plan to conduct pre-exploration activities on the Holdsworth Project. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project. Any pre-exploration activities will be expensed as incurred. See Note 5 - Participation Mining Rights, for a detailed discussion.

In February 2004, we purchased substantially all of the outstanding stock (“Quota Stock”) of Brazmin Ltda. (“Brazmin”) a limited liability company formed under the laws of Brazil from Argyle Securities Limited (“Argyle”), a corporation formed under the laws of Saint Vincent. Our purchase was subject to Argyle’s right to re-acquire the Quota Stock. As specified in the purchase agreement, we were required to use our best efforts to register the resale of the 700,000 shares of our common stock issued as consideration by no later than July 5, 2004, which was not accomplished. Furthermore, upon further analysis of Brazil’s business policies, further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluated the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with Argyle to terminate the original purchase agreement. On August 3, 2004, we executed a termination agreement, thereby selling Brazmin back to Argyle. See Note 4 - Receivable from Argyle Securities Limited for more information on the sale of Brazmin and the receivable due from Argyle.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in 5 mining claims covering 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands region of northern Ontario, currently held under option by Hawk. The site is a new VMS (volcanogenic massive sulphide) base metals project. The option agreement requires: (i) cash payments of Cdn$60,000 (Cdn$30,000 ($22,751 US) which was paid on the execution of the agreement and a further Cdn$30,000 (estimated to be approximately $22,750 US) was due on November 1, 2004; the November 1 payment was subsequently extended to December 1, 2004, (ii) we issued 200,000 shares of our non-registered common stock, valued at $84,000, and (iii) we are required to pay exploration expenditures of Cdn$200,000, estimated to be approximately $150,000 US (Cdn$100,000 each due by November 1, 2004 and May 1, 2005; the November 1 expenditure was subsequently extended to March 1, 2005). See Note 5 - Participation Mining Rights, for a detailed discussion.

On September 9, 2004, we entered into an agreement by and among us, Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) and its wholly owned subsidiary Hunter Gold Mining, Inc. (a corporation incorporated under the laws of Colorado) (collectively “Hunter Corporation”) and Ken Swaisland, a resident of British Columbia, Canada, that provides us with a reassignment of an Option to Purchase (the “Option”) the Hunter Corporation, held by Mr. Swaisland. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado. As of September 30, 2004, we purchased Gregory Gold Producers, Incorporated (“GG”) a Colorado corporation directly from George Otten for $10,000 for the purposes of doing business in the state of Colorado. Mr. Otten is both an officer and director of Hunter Corporation. GG will be operated as a wholly owned subsidiary of ours. We have an extension until December 1, 2004 to complete the required financing in order to commence exploration at the Bates-Hunter Gold Mine. The purchase of GG was expensed as an exploration expense since the future value was not definable at the time of purchase.

In addition to these projects, we may pursue interests in other mineral exploration projects. The form of these interests may be direct ownership of mineral exploration rights to certain lands or may be indirect interests in exploration projects, similar to our interest in the FSC Project.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions Business and Accounting Software Business as of such dates. As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003. See Note 3 - Discontinued Operations for a detailed discussion.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year as a whole.

Segment Reporting

Due to the classification of our Hosted Business Solutions and Accounting Software Business as discontinued operations, we have a single operating segment. The single operating segment is that of minerals exploration. See Note 3 - Discontinued Operations for a detailed discussion.

Revenue Recognition and Deferred Revenue

The Company did derive revenues from customers of the online document management service for monthly access to the service and initial service configuration/implementation until March 14, 2003. Customers were invoiced at the beginning of each month for access service and revenue was recognized when invoiced. Configuration/implementation revenue was invoiced the month after the services were performed and recognized in the month invoiced.

Until April 30, 2003, the Company recognized the revenues derived from the accounting software business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At September 30, 2004, deferred revenue was $0.

We currently do not have the ability to generate revenues in accordance with our investment in Kwagga (the FSC Project), Holdsworth, McFaulds Lake or other projects. Furthermore, we do not expect to generate revenues for the foreseeable future.

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

Exploration Costs

If we acquire a project that has no known reserves or resources, and anticipate exploration efforts to be commenced with 12 months from the date of acquisition, we would capitalize the lesser of the: (i) historical value; (2) the fair value; or (iii) the cash paid to acquire, any of which would include any related professional fees required to consummate the acquisition. Furthermore, we would amortize the recorded value on a straight-line method over a period from 12 to 24 months, with quarterly reviews for impairment. Any further exploration costs incurred will be charged to expense as incurred until such time as proven resources or reserves have been properly established.

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

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $27,492 for the three months ended September 30, 2004 as compared to $9,377 for the same period in 2003 and $109,967 for the nine months ended September 30, 2004 as compared to $41,464 for the same period in 2003. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		Restated
		Restated	Restated	Restated	May 1, 2003 (inception) to Sept. 30,
	2004	2003	2004	2003	2004
Net loss:
As reported	$(610,382)	$(473,586)	$(5,172,907)	$(3,202,123)	$(11,725,127)
Pro forma	$(660,382)	$(1,070,372)	$(5,626,907)	$(4,999,645)	$(15,628,721)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.03)	$(0.16)	$(0.22)	$(0.48)
Pro forma	$(0.02)	$(0.06)	$(0.17)	$(0.35)	$(0.64)

Stock-based compensation:
As reported	$27,492	$9,377	$109,967	$41,464	$126,731
Pro forma	$50,000	$596,786	$454,000	$1,797,522	$3,903,594

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below for:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk free interest rate	4.5%	4.5%	4.5%	4.5%
Expected life of options granted	10 years	10 years	10 years	10 years
Expected volatility range	339.2%	306.6%	353.8%	308.1%
Expected dividend yield	0%	0%	0%	0%

NOTE 3 - DISCONTINUED OPERATIONS

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

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$--	$--	$--	$132,455

Operating expenses
Costs of sales	--	--	--	35,354
Selling, general and administrative	--	--	--	161,597
Depreciation and amortization	--	--	--	8,935
Gain on disposal of assets	--	--	--	(749)
Total operating expenses	--	--	--	205,137
Loss from discontinued operations	--	--	--	(72,682)

Other income	--	--	--	150,000
Loss on sale of prepaid royalties	--	--	--	(434,895)
Net loss from discontinued operations	$--	$--	$--	(357,577)

Liabilities of the Hosted Solutions Business consisted of the following at:

HOSTED SOLUTIONS BUSINESS	Sept. 30, 2004	December 31, 2003
Accounts payable	21,154	34,734
Liabilities of operations of discontinued
hosted solutions business	$21,154	$34,734

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

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$--	$--	$--	$1,491,059

Operating expenses
Costs of goods sold	--	--	--	371,971
Selling, general and administrative	--	--	--	617,417
Depreciation and amortization	--	--	--	63,848
Product development	--	--	--	231,243
Total operating expenses	--	--	--	1,284,479
Income from discontinued operations	--	--	--	206,580

Other expense	--	--	--	(145,779)
Net income from discontinued operations	$--	$--	$--	60,801

NOTE 4 - RECEIVABLE FROM ARGYLE SECURITIES LIMITED

Pursuant to an agreement dated July 19, 2004 (the “Termination Agreement”), by and between us and Argyle Securities Limited, a corporation formed under the laws of Saint Vincent (the “Purchaser”), we sold our wholly owned subsidiary of Brazmin Ltda., a limited liability company formed under the laws of Brazil, to the Purchaser (its prior owner), completing the transaction on August 3, 2004. We acquired Brazmin pursuant to a Quota Purchase Agreement dated February 6, 2004 (the “Quota Agreement”), by and between the Purchaser and us.

During the time that we owned Brazmin, Brazmin’s only assets were the mineral exploration rights of four distinct regions (the “Four Properties”) located within the South American country of Brazil. Brazmin never had any revenues, as its activities have been solely to search out and acquire exploration rights on properties that met specific criteria relating to base and precious minerals. Through August 3, 2004, we recorded cash payments of $65,786 as exploration expenses (for fees due Brazmin landowner’s) and no further expenditures are anticipated for Brazmin.

Upon further analysis of Brazil’s foreign corporate laws, with further review of the historical discoveries made within the regions of the Four Properties and our ability to furnish capital on the required schedule, we were forced to re-evaluate the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement.

Pursuant to the Termination Agreement, we received (a) a cash payment of $25,000, (b) a further promise to receive an additional $25,000 on or before December 31, 2004, which has been recorded as a current receivable (c) a cash payment of $100,000 in the event that Brazmin commences on a pre-feasibility study on one of the Four Properties, (d) a cash payment of $100,000 in the event that Brazmin commences on a bankable feasibility study on one of the Four Properties, (e) a 10% carried interest in Brazmin or its assigns or successors interest of the Four Properties up until completion of a bankable feasibility process, (f) a 10% payment of any proceeds obtained by Brazmin for the sale or partial sale of any of the Four Properties, and (g) the Purchaser returned 400,000 shares (valued at $392,000) of the 700,000 shares of our common stock that it had received as partial consideration pursuant to the Quota Agreement. The Purchaser retained the 5-year warrant to purchase 150,000 shares of our common stock, with an exercise price of $1.50. Furthermore, the Purchaser assumed all further liabilities required to maintain the Four Properties effective July 19, 2004. Effective June 30, 2004, we terminated the consulting agreements with two of the principles of Brazmin, whereby we’ve recorded $109,967 in deferred compensation expenses related to options granted.

Based on the information provided by Argyle as to the likelihood of items ‘d,’ ‘e’ and ‘f’ as described above, item ‘f’ has the greatest potential to occur, but the future cash value of our stated 10% interest is not material and therefore our assessment does not justify recording a future receivable relating to any of the three scenarios.

NOTE 5 - PARTICIPATION MINING RIGHTS

We currently have interests in mineral exploration projects in South Africa (FSC Project) and Canada (Holdsworth and McFaulds Lake).

FSC and Holdsworth Projects

On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. One of the terms of the Joint Agreement was the creation of a Minnesota limited liability company named Active Hawk Minerals, LLC (“Active Hawk”). We both made contributions to Active Hawk for a 50 percent equity interest. One of Hawk USA’s contributions was its right to fund and acquire an initial 35 percent interest in the FSC Project. AfriOre or one of its affiliates will be the operator of the FSC Project and Kwagga holds the exploration rights for the FSC Project. We have a further option to acquire an additional 15 percent interest (an aggregate 50 percent) equity interest in Kwagga by providing further cash funding of the FSC Project.

We have completed our first step and acquired a 35 percent interest in Kwagga through a $2,100,000 investment. Kwagga is required to use the $2,100,000 investment to incur expenditures for the exploration, development and maintenance of the FSC Project. Once the current exploration activities being conducted on the FSC Project are complete, which commenced in October 2003 and is estimated to take 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further contribution of $1,400,000. These additional funds would then be used to fund a second phase of exploration work on the FSC Project.

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

In the event Kwagga elects to discontinue FSC exploration altogether or if less than $2,100,000 is expended prior to June 2006, our only right is to terminate our interest in the FSC Project, whereupon Kwagga shall repay the remaining unspent balance of our initial $2,100,000 contribution.

AfriOre or one of its affiliates, as operator, will have sole discretion to determine all work to be carried out on the FSC Project and will be responsible for ensuring that the property and the project are at all times in compliance with applicable laws. AfriOre is required to provide us with quarterly written reports describing the work completed and the funds expended therewith. As consideration for its role as the project operator, AfriOre will be entitled to a fee equal to 10 percent of all qualified expenditures made in connection with the FSC Project.

In accordance with South African legislation, Kwagga will offer to a black economic empowerment group an option to purchase a 28 percent equity stake in Kwagga at a price to be mutually agreed upon by us, Kwagga and AfriOre. If such empowerment groups exercises such right to be granted, our interest in Kwagga would be proportionately diluted. For example, if we own 50 percent of Kwagga’s outstanding capital stock prior to the time any black economic empowerment group purchases a 28 percent stake, we would own 36 percent of Kwagga’s outstanding capital after the sale.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $904,500 remains in their cash reserves at September 30, 2004. Each quarter, Kwagga will provide us with a report of the remaining value held in reserve.

AfriOre has reported that it has completed the initial drillhole on the FSC Project, to a depth of 2,984 meters and has begun preparation to commence on the drilling of a second and third drill site. See Note 11 - Subsequent Events for information on the second drillhole.

Other than our right to receive quarterly reports concerning the completion of work on the FSC Project, we have no rights to direct any exploration activities, receive information concerning the project or any right to examine any records, data or other information concerning the project. We do not have any permits, equipment or personnel necessary to actually explore for minerals at this time and we will therefore be substantially dependent on AfriOre, as the project operator. AfriOre is a wholly owned subsidiary of AfriOre Limited, a publicly-held company listed on the Toronto Stock Exchange (TSX: AFO). Historically, AfriOre Limited has operated coal and anthracite mines in South Africa, but more recently the company has been increasing its focus on gold exploration projects. See Note - 10 Subsequent Events for information regarding changes in AfriOre’s businesses.

By the terms of the Joint Agreement, as described above, both parties made their contributions to Active Hawk for a 50 percent equity interest. Hawk USA contributed its right to fund and acquire a 50 percent interest in the FSC Project and its patented mining claims held in the Holdsworth Project. Hawk USA’s projects were valued at their historical cost, an aggregate of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. As additional compensation for Hawk USA’s mineral rights contributions, Hawk USA was issued 3,750,000 shares of our unregistered common stock valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The excess amount of stock issued to Hawk USA over the historical cost, or $2,491,290, was recorded as an exploration expense.

Based on the information we obtained from Hawk, we estimated that the value attributable to the FSC Project was $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project.

Active Hawk has no revenues and all subsidiary transactions and balances have been eliminated in consolidation. We have recorded $201,624 and $903,114 in exploration expenses for the three and nine months ended September 30, 2004, respectively. Based on the estimated timeframe to complete the current drillhole program at the FSC Project, we began amortizing the FSC Project portion of the exploration agreement over 24 months, beginning in July 2003. Based on our assessment of the Holdsworth Project, we began amortizing the Holdsworth Project portion of the exploration agreement over 15 months, beginning in October 2003. The amortization period of both components will be periodically evaluated and adjusted if necessary.

Brazmin, Ltda.

On February 6, 2004, we purchased Brazmin from Argyle Securities Limited, recording the transaction at $908,578. On August 3, 2004, we completed the sale of Brazmin back to Argyle. We previously recorded an impairment of $466,578 against Brazmin during the quarter ended June 30, 2004, based on our knowledge of the termination of this purchase. Effective with the closing on August 3, 2004, we received from Argyle: (i) 400,000 shares (valued at $392,000) of the 700,000 shares of our common stock that it had received as partial consideration, (ii) a cash payment of $25,000, and (iii) a further promise to receive an additional $25,000 on or before December 31, 2004, which has been reclassified and recorded as a current receivable.

McFaulds Lake Project

On June 10, 2004, we entered into an option agreement to earn a 70% interest in 5 mining claims covering 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. The site is a new VMS (volcanogenic massive sulphide) base metals project.

The optioned claims consist of a block of 5 contiguous claims (west block) comprising of approximately 80 40-acre units to the south and west of the original Spider Resources and KWG claim group. This block also is contiguous to the MacNugget ground actively being explored by MacDonald Mines Exploration Ltd and on which airborne magnetometer and GEOTEM AEM (airborne electromagnetic) surveys have been completed.

The option agreement requires: (i) cash payments of Cdn$60,000 (Cdn$30,000 ($22,751 US) which was paid on the execution of the agreement and a further Cdn$30,000 (estimated to be approximately $22,750 US) was due on November 1, 2004; the November 1 payment was subsequently extended to December 1, 2004, (ii) we issued 200,000 shares of our non-registered common stock, valued at $84,000, and (iii) we are required to pay exploration expenditures of Cdn$200,000, estimated to be approximately $150,000 US (Cdn$100,000 each due by November 1, 2004 and May 1, 2005; the November 1 expenditure was subsequently extended to March 1, 2005). Therefore, we valued our initial investment in McFaulds Lake at $129,501. Based on our assessment of McFaulds Lake, we began amortizing the exploration option over 12 months, beginning in July 2004.

Components of participation mining rights are as follows:

	September 30, 2004	December 31, 2003
Investment made in Kwagga	$2,100,000	$1,800,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
Brazmin Ltda.	908,578	--
McFaulds Lake	129,501	--
Gross participation mining rights	3,467,178	2,129,099
Less exploration expenditures reported by AfriOre and Kwagga	1,195,500	500,000
Less loss on impairment recorded against Brazmin	466,578	--
Sale of Brazmin to Argyle (2)	442,000	--
Less accumulated amortization (3)	242,099	81,143
	$1,121,001	$1,547,956

(1) Includes the joint agreement costs and the issuance of an option to a former director.

(2) The sale of Brazmin includes: (i) the return of 400,000 shares of common stock, valued at $392,000, (ii) a cash payment of $25,000, and (iii) a further promise to pay an additional $25,000 on or before December 31, 2004, which has been reclassified and recorded as a current receivable.

(3) Amortization is based on $458,600 of the participation mining rights, which includes the historical values of the FSC and Holdsworth Projects, the miscellaneous costs and McFaulds Lake. We began amortization of the FSC Project over a 24-month period on a straight-line basis beginning in July 2003. We began amortization of the Holdsworth Project over a 15-month period on a straight-line basis beginning in October 2003. We began amortization of McFaulds Lake over a 12-month period on a straight-line basis beginning in July 2004.

The balance of $1,121,001 as of September 30, 2004 principally represents $904,500 of cash reserves held by Kwagga.

NOTE 6 - DEBT ISSUANCE COSTS

On June 1, 2004 we received gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP, a Virgin Islands limited partnership. We paid or accrued $131,497 of debt issuance costs for the following: (i) origination fees of $40,000; (ii) legal fees of $17,747; (iii) guarantee fees of $48,750; and consulting services fees of $25,000, which are being amortized on a straight-line basis over an 18-month period. The monthly amortization is approximately $7,300 per month. In order to effectuate the note, Pandora required an additional personal guarantee. Wayne W. Mills, a former board member of ours, provided that guarantee.

The following table summarizes the amortization of debt issuance costs:

	September 30, 2004	December 31, 2004
Gross debt issuance costs	$131,497	$--
Less: amortization of debt issuance costs through September 30, 2004	29,222	--
Debt issuance costs, net	$102,275	$--

NOTE 7 - SECURED CONVERTIBLE PROMISSORY NOTE

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The Note is secured by substantially all of our assets and bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,417 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock. The number of shares of our common stock which may be issued to repay any or all of any monthly obligation may not exceed the lesser of: (i) 10 percent of the aggregate number of traded shares of our common stock for the 30 trading days immediately preceding such monthly payment date or (ii) the greatest number of shares of our common stock which, when added to the number of shares of our common stock beneficially owned by Pandora, would not cause Pandora to beneficially own more than 4.99 percent of the our outstanding common stock. However, we may only issue stock in satisfaction of our repayment obligations if, at the time of such payment, we have in effect an effective resale registration statement with the SEC. If we elect to pay the required monthly payment in shares of common stock, the per-share value is equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.

Furthermore, Pandora has the right to convert any portion of the principal or interest of the Note outstanding into shares of our common stock based on a conversion rate equal to the average of the high closing bid prices of our common stock for the 30 trading days immediately following the effective date of our pending registration statement on Form S-2/A, File No. 333-110831 (the “S-2 Registration Statement”). However, in no event shall such conversion rate be lower than $0.35 or higher than $0.65 per share. If by the date that Pandora notifies us, the S-2 Registration Statement has not been declared effective, then the Conversion Rate is $0.35 per share.

In the event that we fail to have an effective resale registration statement filed with the SEC covering the shares issuable upon exercise of the five-year warrants (described below) or the shares of common stock issued as payment under or upon conversion of this Note by November 28, 2004, then for each full month thereafter (prorated for partial months) that this failure continues, we shall pay in arrears in cash, with the next otherwise scheduled monthly payment, additional interest equal to the greater of $1,000 or one percent (1%) of the outstanding principal balance on the Note as of the last day of the prior month. Pandora may consent to an extension of the effective date of this resale registration statement.

As further consideration for the financing, we issued to Pandora a five-year warrant to purchase up to 928,571 shares of our common stock and issued five-year warrants to purchase an aggregate of 200,000 shares of our common stock to two affiliates of Pandora, both at a price of $0.40 per share, subject to adjustment as defined in the agreement. We issued additional five-year warrants to purchase an aggregate of 475,000 of our common stock to the guarantor of the Note. The proceeds of $650,000 were allocated between the Note and the warrant based on the relative fair values of the securities at the time of issuance. The resulting original issue discount, the fair value of the warrant is being amortized over the life of the Note using the straight-line method, which approximates the interest method.

The following table summarizes the secured promissory note balance:

Original gross proceeds	$650,000
Less: original issue discount at time of issuance of note	(650,000)
Less: principal payments	(40,861)
Add: amortization of original issue discount	144,446
Balance at September 30, 2004	$103,585

As of September 30, 2004, all principal and interest payments have been made in cash and the note is current.

NOTE 8 - ACCRUED GUARANTEE

We have been named a defendant in two separate and unrelated legal actions, both in District Court, City and County of Denver, Colorado. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which it was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc (as of September 30, 2004, approximately $217,000 remains outstanding). The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty (the remaining amount owed to Mr. White, as of September 30, 2004, is approximately $28,000).

Pursuant to FASB Interpretation No. (FIN) 45, the guaranties were valued in the amount of $30,000 during the year ended December 31, 2003.

NOTE 9 - SHAREHOLDERS’ EQUITY

On September 22, 2004, we closed on a round of financing through the exercise of issued and outstanding warrants. We offered to holders of our warrants (who qualified as accredited investors) a limited time reduction of the exercise price, by which the holders were allowed to exercise one warrant at a reduced price of $0.25 (twenty-five cents) for one share of our common stock, $0.01 par value. A total of 526,431 warrants were exercised for gross proceeds of $131,607.75. The range of the original price of the warrants exercised was from $0.50 to $5.50 per share.

NOTE 10 - RESTATEMENT

Balance Sheet Restatement for the Year Ended December 31, 2003

We restated the balance sheet for the year ended December 31, 2003 to reflect our transformation into an exploratory stage company upon the adoption of a new business model, effective May 1, 2003 (that of a minerals exploration company) and to reflect changes in our exploration agreement intangible, which is now combined into the Participation Mining Rights line.

The following table reconciles the previously reported amounts to the restated amounts. In particular, the consideration issued for mining rights was reclassified as expense as of and for the year ended December 31, 2003.

	Assets	Accounts Payable	Liabilities of HSB	Accrued Expenses	Shareholders’ Equity
Previously reported amounts	$6,984,088	$87,637	$--	$19,098	$6,847,353
Expensing of previously recorded exploration intangibles (2)	(4,707,321)	--	--	--	(4,707,321)
Accounts payable of HSB	--	(28,411)	34,734	(6,323)	--
Reclassification of exploration costs (1)	(1,300,000)	--	--	--	(1,300,000)
Restatement of historical costs of mining rights (2)	1,547,956	--	--	--	1,547,956
Restated amounts	$2,524,723	$59,226	$34,734	$12,775	$2,387,988

(1) We reclassified the previously reported prepaid exploration costs to Participation Mining Rights. This amount represents the difference of advances we made to Kwagga ($1,800,000) less the expenditures reported by AfriOre and Kwagga ($500,000) for a net amount of $1,300,000.

(2) The following table reconciles the participation mining rights restatement.

	December 31, 2003
	As reported	Restated
Total value of consideration contributed by Hawk USA (a)	$2,100,000	$--
Issuance of 3,750,000 common shares to Hawk USA (b)	2,737,500	--
Issuance of option to former director	55,000	55,000
Joint Agreement costs	27,889	27,889
Issuance of 2,500,000 common shares to Hawk USA (c)	2,350,000	--
Less: Minority interest previously recorded (c)	(1,950,000)	--
Advances made to Kwagga	--	1,800,000
Historical value assigned to the FSC Project (a)	--	228,975
Historical value assigned to the Holdsworth Project (a)	--	17,235
Gross value at December 31, 2003	5,320,389	2,129,099
Expenditures reported by AfriOre and Kwagga (d)	--	(500,000)
Accumulated amortization at December 31, 2003	(613,068)	(81,143)
Participation Mining Rights, net	$4,707,321	$1,547,956

(a) On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a Minnesota limited liability company was formed, named Active Hawk Minerals, LLC (the “LLC”) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which was valued at its historical cost of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. Based on the information we obtained from Hawk, we estimated that the value of the FSC Project was approximately $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project.

(b) We issued 3,750,000 shares of our common stock to Hawk USA on June 26, 2003 as specified in the Joint Agreement. We valued these shares at $2,737,500, or $0.73 per share, based on the closing sale price of our common stock on June 26, 2003 as listed on the OTCBB. We have reclassified this issuance as expense since it reflects excess value of the contributions made into the LLC.

(c) Additionally, as specified in the Joint Agreement, we obtained a “Buyout Option” in which we could acquire Hawk USA’s 50 percent interest in LLC, by issuing Hawk USA 2,500,000 shares of our common stock. On November 7, 2003, we exercised the option and issued the common stock valued at $2,350,000, or $0.94 per share, based on the closing sale price of our common stock on November 7, 2003 as listed on the OTCBB. This amount has been reclassified as expense in the restated consolidated statement of operations as an additional stock issued for consideration of exploration rights for the year ended December 31, 2003, since these shares were also issued in excess of the contributions made to the LLC.

(d) We record expenditures as expenses based on reports from AfriOre describing the work completed and the funds expended. At December 31, 2003, of the $1,800,000 advances made to Kwagga, $500,000 have been recorded as exploration expenses.

Statement of Operations Restatement for the Three Months Ended September 30, 2003

We restated the statement of operations to reflect reclassifications of our exploration acquisitions and amortization expense retroactive to July 1, 2003. As reflected in the restated condensed consolidated statement of operations, expenses and net loss increased by $188,270 for the three months ended September 30, 2003 as a result of these adjustments. In addition, loss per share increased $0.01 for the three months ended September 30, 2003.

Statement of Operations Restatement for the Nine Months Ended September 30, 2003

We restated the statement of operations to reflect reclassifications of our exploration acquisitions and amortization expense retroactive to July 1, 2003. As reflected in the restated condensed consolidated statement of operations, expenses and net loss increased by $2,538,811 for the nine months ended September 30, 2003 as a result of these adjustments. In addition, loss per share increased $0.17 for the nine months ended September 30, 2003.

Statement of Operations Restatement for the Nine Months Ended September 30, 2004

The condensed consolidated statement of operations are restated to reflect the cumulative changes for the quarters ended March 31, 2004 (to reflect the reclassification of the issuance of common stock ‘penalty’ shares related to a private placement we completed in October 2003 and amortization of our exploration acquisitions) with a net result of these reclassifications resulting in an increase in net loss of $1,910,873 and loss per share increased of $0.06; and June 30, 2004 (to restate the loss on impairment of our subsidiary Brazmin) with a net result of the reclassification resulting in a decrease in net loss of $392,000 and loss per share decrease of $0.01.

NOTE 11 - SUBSEQUENT EVENTS

On October 13, 2004, we entered into a short-term loan arrangement with Hawk Precious Minerals Inc., (“Hawk”) an affiliate of ours, whereby we borrowed $15,000 by issuing a four-month unsecured promissory note (“Hawk Note”) to Hawk. The Hawk Note bears a 10 percent interest rate per annum. We can further borrow up to an additional $15,000 under the same terms. As consideration for the Hawk Note and any additional loans, we issued to Hawk a two-year warrant to purchase up to 30,000 shares of our common stock at a price of $1.00 per share.

On October 25, 2004, we were advised by AfriOre that the South African Department of Minerals and Energy (“DME”) had granted permission to commence drilling the second drillhole at the FSC Project. The planned drilling depth is 2,000 meters and is estimated to take some four months to complete. Application has also been made to the DME for a permit to drill the third target.

On October 29, 2004, AfriOre announced that it had disposed of its entire coal business unit and thereby would focus on precious minerals exploration in Africa. AfriOre reported it would receive gross proceeds of approximately $36 million South African Rand or approximately $5 million US, for the sale of its coal portfolio. Additionally, “AfriOre believes that this transaction also supports the objectives of the South African Mining Charter and the recently implemented Mineral and Petroleum Resources Development Act, which promote the ownership and participation of historically disadvantaged South Africans in the mining industry.”

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

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration company based in Minneapolis, Minnesota. We currently hold interests in three exploration projects located in South Africa and Canada. As of September 30, 2004, we do not claim to have any mineral reserves on our properties.

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. In one of these projects, which we commonly refer to as the “FSC Project,” we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project, which consists of approximately 172,450 hectares (approximately 426,000 acres) located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. (See Note - 10 Subsequent Events, included elsewhere in this Form 10-QSB, for information regarding changes in AfriOre’s businesses.) Kwagga has an additional 24,242 hectares (approximately 60,000 acres) in application for land exploration.

As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a 4 to 5 drillhole exploration program on the FSC Project that commenced in October 2003. Once the current exploration activities being conducted on the FSC Project are complete, estimated to take approximately 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga. See Note 5 - Participation Mining Rights, included elsewhere in this Form 10-QSB, for a detailed discussion.

The other exploration project we acquired from Hawk USA, located near Wawa, Ontario, Canada, we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous patented mining claims covering 304 hectares (approximately 751 acres). Once we have secured the financing, which we estimate to be approximately $150,000, we plan to conduct pre-exploration activities on the Holdsworth Project. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project. Any pre-exploration activities will be expensed as incurred. See Note 5 - Participation Mining Rights, included elsewhere in this Form 10-QSB, for a detailed discussion.

In February 2004, we purchased substantially all of the outstanding stock (“Quota Stock”) of Brazmin Ltda. (“Brazmin”) a limited liability company formed under the laws of Brazil from Argyle Securities Limited (“Argyle”), a corporation formed under the laws of Saint Vincent. Our purchase was subject to Argyle’s right to re-acquire the Quota Stock. As specified in the purchase agreement, we were required to use our best efforts to register the resale of the 700,000 shares of our common stock issued as consideration by no later than July 5, 2004, which was not accomplished. Furthermore, upon further analysis of Brazil’s business policies, further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluated the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with Argyle to terminate the original purchase agreement. On August 3, 2004, we executed a termination agreement, thereby selling Brazmin back to Argyle. See Note 4 - Receivable from Argyle Securities Limited, included elsewhere in this Form 10-QSB, for more information on the sale of Brazmin and the receivable due from Argyle.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in 5 mining claims covering 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands region of northern Ontario, currently held under option by Hawk. The site is a new VMS (volcanogenic massive sulphide) base metals project. The option agreement requires: (i) cash payments of Cdn$60,000 (Cdn$30,000 ($22,751 US) which was paid on the execution of the agreement and a further Cdn$30,000 (estimated to be approximately $22,750 US) was due on November 1, 2004; the November 1 payment was subsequently extended to December 1, 2004, (ii) we issued 200,000 shares of our non-registered common stock, valued at $84,000, and (iii) we are required to pay exploration expenditures of Cdn$200,000, estimated to be approximately $150,000 US (Cdn$100,000 each due by November 1, 2004 and May 1, 2005; the November 1 expenditure was subsequently extended to March 1, 2005). See Note 5 - Participation Mining Rights, included elsewhere in this Form 10-QSB, for a detailed discussion.

On September 9, 2004, we entered into an agreement by and among us, Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) and its wholly owned subsidiary Hunter Gold Mining, Inc. (a corporation incorporated under the laws of Colorado) (collectively “Hunter Corporation”) and Ken Swaisland, a resident of British Columbia, Canada, that provides us with a reassignment of an Option to Purchase (the “Option”) the Hunter Corporation, held by Mr. Swaisland. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado. As of September 30, 2004, we purchased Gregory Gold Producers, Incorporated (“GG”) a Colorado corporation directly from George Otten for $10,000 for the purposes of doing business in the state of Colorado. Mr. Otten is both an officer and director of Hunter Corporation. GG will be operated as a wholly owned subsidiary of ours. We have an extension until December 1, 2004 to complete the required financing in order to commence exploration at the Bates-Hunter Gold Mine. The purchase of GG was expensed as an exploration expense since the future value was not definable at the time of purchase.

In addition to these projects, we may pursue interests in other mineral exploration projects. The form of these interests may be direct ownership of mineral exploration rights to certain lands or may be indirect interests in exploration projects, similar to our interest in the FSC Project.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions Business and Accounting Software Business as of such dates. As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003. See Note 3 - Discontinued Operations, included elsewhere in this Form 10-QSB, for a detailed discussion.

Our principal office is located at 520 Marquette Avenue, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2004 and 2003. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $208,941 for the three months ended September 30, 2004 as compared to $135,491 for the same period in 2003. General and administrative expenses were $1,324,018 for the nine months ended September 30, 2004 as compared to $343,280 for the same period in 2003. We anticipate the rate of spending for the forth quarter general and administrative expenses should be similar to the 2004 third quarter amounts.

Exploration expenses were $201,624 for the three months ended September 30, 2004 as compared to $300,000 for the same period in 2003. Exploration expenses were $903,114 for the nine months ended September 30, 2004 as compared to $2,791,290 for the same period in 2003. Exploration expenses relate to: (i) the issuance of stock for acquiring mining rights, (ii) expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC Project site, (iii) any expenses related to the Brazmin properties, including landowner payments, geological expenses and consulting fees, and (iv) McFaulds Lake and the potential acquisition of the Colorado Bates-Hunter project. We anticipate the rate of spending for the forth quarter exploration expenses may increase should complete the Bates-Hunter acquisition or AfriOre accelerates drilling.

Amortization expenses were $75,234 for the three months ended September 30, 2004 as compared to $38,270 for the same period in 2003. We began amortization of the FSC Project, in July 2003, over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole (subsequently revised to 4 to 5 drillholes) at the FSC Project will be completed within 24 months. The quarterly amortization of the FSC is approximately $38,200. We began amortization of the Holdsworth Project, in October 2003, over a 15-month period on a straight-line basis at a rate of approximately $4,600 per quarter. This is based on the assessment that the Holdsworth Project is a relatively small project, and as such, our goal is to locate a third party operator by fiscal year end and move the Project forward. Also, we have begun amortization of McFaulds Lake, in July 2004, over a 12-month period on a straight-line basis at a rate of approximately $32,300 per quarter. We will review each project monthly and make evaluations regarding impairment.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares, which we deemed “penalty shares.” We used a five-day closing sale price average ($1.056) of our common stock, as listed on the OTCBB, to value the penalty shares. We recorded a $2,152,128 expense for the penalty shares during the quarter ended March 31, 2004.

During the three and nine months ended September 30, 2004, we recorded a loss on disposal of assets of $0 as compared to $1,633 for the same periods in 2003.

We recorded a loss on impairment for the nine months ended September 30, 2004 relating to our South American project, Brazmin. Upon further analysis of Brazil’s business policies, and further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluate the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement. Therefore, we recorded a loss on impairment of $466,578 against the value of Brazmin.

Other Income and Expenses

Our other income and expense consists of interest income and interest expense. Interest income for the three months ended September 30, 2004 was $0 compared to $175 for the same period in 2003. Interest income for the nine months ended September 30, 2004 was $0 compared to $25,323 for the same period in 2003. The interest income we reported for 2003 was primarily earned from a Federal Income Tax refund filed with the IRS. Interest expense for the three months ended September 30, 2004 was $124,583 compared to $0 for the same period in 2003. Interest expense for the nine months ended September 30, 2004 was $166,113 compared to $0 for the same period in 2003. The interest expense relates to the secured promissory note payable and we will record approximately $37,600 in interest expense for the next twelve months.

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

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$--	$--	$--	$132,455

Operating expenses
Costs of sales	--	--	--	35,354
Selling, general and administrative	--	--	--	161,597
Depreciation and amortization	--	--	--	8,935
Gain on disposal of assets	--	--	--	(749)
Total operating expenses	--	--	--	205,137
Loss from discontinued operations	--	--	--	(72,682)

Other income	--	--	--	150,000
Loss on sale of prepaid royalties	--	--	--	(434,895)
Net loss from discontinued operations	$--	$--	$--	(357,577)

Effective with the sale of our Accounting Software Business model on April 30, 2003, we have classified all results as discontinued operations for all periods reported.

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$--	$--	$--	$1,491,059

Operating expenses
Costs of goods sold	--	--	--	371,971
Selling, general and administrative	--	--	--	617,417
Depreciation and amortization	--	--	--	63,848
Product development	--	--	--	231,243
Total operating expenses	--	--	--	1,284,479
Income from discontinued operations	--	--	--	206,580

Other expense	--	--	--	(145,779)
Net income from discontinued operations	$--	$--	$--	60,801

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. Net cash used by operating activities was $751,706 for the nine months ended September 30, 2004, compared to net cash provided by operating activities of $215,928 for the same period in 2003.

We had working capital deficit of $57,592 at September 30, 2004, compared to working capital of $870,032 at December 31, 2003. Cash and equivalents were $6,872 at September 30, 2004, representing a decrease of $357,118 from the cash and equivalents of $363,990 at December 31, 2003.

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects. We contributed 3,750,000 shares of our common stock (which represented an issuance of 28.2 percent of our total issued and outstanding common stock) and assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a 4 to 5 drillhole exploration program on the FSC Project that commenced in October 2003. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The Note is secured by substantially all of our assets. The Note bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,416.67 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278.15. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock. The number of shares of our common stock which may be issued to repay any or all of any monthly obligation may not exceed the lesser of: (i) 10 percent of the aggregate number of traded shares of our common stock for the 30 trading days immediately preceding such monthly payment date or (ii) the greatest number of shares of our common stock which, when added to the number of shares of our common stock beneficially owned by Pandora, would not cause Pandora to beneficially own more than 4.99 percent of the our outstanding common stock. However, we may only issue stock in satisfaction of our repayment obligations if, at the time of such payment, we have in effect an effective resale registration statement with the SEC. If we elect to pay the required monthly payment in shares of common stock, the per-share value is equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.
Furthermore, Pandora has the right to convert any portion of the principal or interest of the Note outstanding into shares of our common stock based on a conversion rate equal to the average of the high closing bid prices of our common stock for the 30 trading days immediately following the effective date of our pending registration statement on Form S-2/A, File No. 333-110831 (the “S-2 Registration Statement”). However, in no event shall such conversion rate be lower than $0.35 or higher than $0.65 per share. If by the date that Pandora notifies us, the S-2 Registration Statement has not been declared effective, then the Conversion Rate is $0.35 per share.

As further consideration for the financing, we issued to Pandora a five-year warrant to purchase up to 928,571 shares of our common stock at a price of $0.40 per share, subject to adjustment as defined in the agreement. Additionally, we issued five-year warrants to purchase an aggregate of 200,000 shares of our common stock to two affiliates of Pandora as origination fees. In the event that we fail to have an effective resale registration statement filed with the SEC covering the shares issuable upon exercise of the five-year warrants or the shares of common stock issued as payment under or upon conversion of this Note by November 28, 2004, then for each full month thereafter (prorated for partial months) that this failure continues, we shall pay in arrears in cash, with the next otherwise scheduled monthly payment, additional interest equal to the greater of $1,000 or one percent (1%) of the outstanding principal balance on the Note as of the last day of the prior month. Pandora may consent to an extension of the effective date of this resale registration statement.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in 5 mining claims covering 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands region of northern Ontario, currently held under option by Hawk. The option agreement requires: (i) cash payments of Cdn$60,000 (Cdn$30,000 ($22,751 US) which was paid on the execution of the agreement and a further Cdn$30,000 (estimated to be approximately $22,750 US) was due on November 1, 2004; the November 1 payment was subsequently extended to December 1, 2004, (ii) we issued 200,000 shares of our non-registered common stock, valued at $84,000, and (iii) we are required to pay exploration expenditures of Cdn$200,000, estimated to be approximately $150,000 US (Cdn$100,000 each due by November 1, 2004 and May 1, 2005; the November 1 expenditure was subsequently extended to March 1, 2005).

On September 9, 2004, we entered into an agreement by and among us, Hunter Gold Mining Corporation and its wholly owned subsidiary Hunter Gold Mining, Inc. (collectively “Hunter Corporation”) and Ken Swaisland, that provides us with a reassignment of an Option to Purchase (the “Option”) the Hunter Corporation, held by Mr. Swaisland. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado. As of September 30, 2004, we purchased Gregory Gold Producers, Incorporated, a Colorado corporation directly from George Otten (who is both an officer and director of Hunter Corporation) for $10,000. We have an extension until December 1, 2004 to complete the required financing in order to commence exploration at the Bates-Hunter Gold Mine. In order to execute the reassignment, we are required to: (i) pay $45,000 to Mr. Swaisland and issue 250,000 shares of our unregistered common stock for the assignment of the Option, (ii) advance funds of $340,000 by December 1, 2004 and $90,000 by December 31, 2004, and (iii) advance an additional $70,000 by December 1, 2004 (the “Contingency Fund”). The purpose of the Contingency Fund is to cover any unforeseen capital requirements. Furthermore, we are required to deposit $30,000 on or before December 1, 2004 in a bank account to be controlled by Mr. Otten, to be used as a credit against the final payment required to complete the first phase of exploration (estimated to be approximately $600,000 in total as described above). We have until November 30, 2005 to complete our due diligence (which includes the second phase exploration, estimated to be approximately $650,000) and should the exploration prove viable, our option to complete the acquisition of Hunter Corporation requires a payment of $3,000,000.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2004” that follows. We have estimated our cash needs over the next twelve months to be approximately $2,700,000 (to include debt servicing of $570,000, and the projects of McFaulds Lake for $170,000 and Bates-Hunter for $1,250,000). Should the drilling results from the FSC Project be completed ahead of schedule (prior to June 2006), we could be required to have an additional $1,400,000 advance available within a 120-day timeframe. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2004.

As of September 30, 2004, we had only $6,872 of cash and other current assets on hand. Since we do not expect to generate any significant revenue from operations in 2004, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through September 30, 2004, we have incurred an aggregate net loss of $11,725,127. As of September 30, 2004, we had total current assets of $396,012. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan. Accordingly, we are an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. Currently, we have rights in three projects: the FSC Project in South Africa, the Holdsworth Property near Wawa, Ontario, Canada and the McFaulds Lake Project in northern Ontario. None of these projects may ever produce any significant mineral deposits, however.

FOREIGN EXCHANGE EXPOSURE.

Since our entrance into the precious minerals arena, we have had very limited dealings with foreign currency transactions, even though all of our transactions have been with foreign entities. Most of the funds requests have required US Dollar denominations. Even though we may not record direct losses due to our dealings with market risk, we have an associated reduction in the productivity of our assets. Since we have invested $2,100,000 in US funds in Kwagga, whereby they in turn transfer funds to AfriOre for exploration expenditures, the exchange from US Dollars to the South African Rand has had a substantial reduction. It is this reduction that has decreased our initial 5 to 7 drillhole program on the FSC to be revised to only a 4 to 5 drillhole program.

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

RISKS RELATING TO OUR BUSINESS

OUR SUCCESS IN CONNECTION WITH THE FSC PROJECT IS SUBSTANTIALLY DEPENDENT ON THE PROJECT’S OPERATOR.

We are relying heavily on the ability of AfriOre, the FSC Project operator, to make prudent use of all funds in connection with the exploration of the FSC Project. If AfriOre does not use these funds wisely, we may not realize any return on our investment. Further, we are dependent on the financial health and condition of AfriOre. In the event AfriOre became insolvent or otherwise unable to carry out its obligations of exploration, we could lose the entire amount we have invested in exploration of the FSC Project. We also depend on the project’s operator to obtain and maintain various governmental licenses and permits necessary to explore and develop the properties. The failure to obtain and maintain such licenses and permits may cause significant delays in exploring and developing the properties, or even may prevent the completion of any of these activities altogether.

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Additional financing will be needed in order to fund beyond the initial 4 to 5 drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project and McFaulds Lake, or to potentially complete further acquisitions (such as the proposal to acquire the Bates-Hunter Gold Mining) or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2004.”

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

THE NATURE OF MINERAL EXPLORATION IS INHERENTLY RISKY.

The exploration for and development of mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate, regardless of the amount of careful evaluation applied to the process. Very few properties are ultimately developed into producing mines. Whether a gold deposit will be commercially viable depends on a number of factors, including:

•	financing costs;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade; and
•	governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold and environmental protection.

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

KWAGGA WILL BE REQUIRED TO SELL A SUBSTANTIAL AMOUNT OF ITS STOCK DUE TO LEGISLATION ENACTED IN SOUTH AFRICA, WHICH WILL DILUTE OUR EQUITY POSITION IN KWAGGA.

The Republic of South Africa recently enacted the “Broad Based Black Economic Empowerment Act.” The aim of this and other related legislation is to address the disparate economic impact on black South Africans that existed during apartheid and which continues to exist today. When fully effective, the legislation is expected to require that all South African exploration and mining companies have at least 26 percent equity ownership by black South Africans. In accordance with and in anticipation of the effective date of certain requirements contemplated by this legislation, Kwagga will eventually offer up to 28 percent of its capital stock at fair market value to a black South African investor group. Any investment by such a group will dilute our ownership of Kwagga and, accordingly, the right to receive profits generated from the FSC Project, if any.

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga and AfriOre will have good and proper right, title and interest in and to the respective mining exploration rights they currently own, have optioned or intend to acquire and that they will explore and develop. Such rights may be subject to prior unregistered agreements or interests or undetected claims or interests, which could materially impair our ability to participate in the development of the FSC Project. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

Item 3. Controls and Procedures

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a—15(e) and 15d—15(e), as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

As previously disclosed, in two separate and unrelated actions brought in District Court, City and County of Denver, Colorado, the Company was named a defendant. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies, Inc. In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. As of September 30, 2004, approximately $217,000 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The other legal proceeding involved an action brought by Timothy L. White against us and Meteor Marketing, Inc., in which the plaintiff alleged that we were liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. The plaintiff obtained a default judgment against us, which was later vacated and the action dismissed for improper service of process. Mr. White and Meteor Marketing subsequently entered into a settlement and forbearance agreement with respect to Meteor Marketing’s outstanding obligations. As of September 30, 2004, the remaining amount owed to Mr. White is approximately $28,000 and Meteor Marketing is required to make monthly payments of $7,000 until the entire obligation is satisfied. Mr. White re-served us with a summons and complaint in November 2003, and has informed us that he wishes to maintain the action against us until Meteor Marketing fully satisfies the remaining indebtedness. The litigation is currently in its very early stages and discovery is just beginning. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding that both obligations are paid current, we believe Meteor Marketing is reasonably able to satisfy these obligations for the foreseeable future.

Neither of the guarantees, on which our potential liability to Farmers State Bank or Mr. White, were disclosed to us at the time the Meteor Industries- activeIQ Technologies merger was completed in April 2001. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank or Mr. White in the future seek to hold us liable under the guarantees, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

Pursuant to FIN 45, the guaranties were valued in the amount of $30,000 during the year ended December 31, 2003.

Item 2.    Changes in Securities and Use of Proceeds

On September 22, 2004, we closed on a round of financing through the exercise of issued and outstanding warrants. We offered to warrant holders a limited time reduction of the exercise price, by which the holders were allowed to exercise one warrant at a reduced price of $0.25 (twenty-five cents) for one share of our common stock, $0.01 par value. A total of 526,431 warrants were exercised in September 2004, for gross proceeds of $131,608. Of the 526,431 shares of common stock issued: (i) 2,512 shares are tradable under an effective Form S-3/A registration statement, (ii) 514,450 of the shares underlying the warrants exercised are currently in the registration process under Form S-2/A (Registration No. 333-110831) with the US Securities and Exchange Commission (the “SEC”), and (iii) the Registrant has agreed to file a resale registration statement to cover the remaining 9,469 shares underlying the warrants on a date yet be determined with the SEC. The range of the original price of the warrants exercised was from $0.50 to $5.50 per share. We relied on the exemption from registration provided by Section 4(2) and Rule 506 under the Securities Act, as each warrant holder was “accredited” (as defined by Rule 501(a)), no general solicitation was involved, and the transaction did not otherwise involve a public offering.

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

On September 1, 2004, the Company filed a Current Report on Form 8-K dated August 30, 2004, under items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Financial Statements and Exhibits) to disclose that the Company executed a Shareholders Agreement and Amendment (which collectively supersedes the Heads of Agreement from June 2003) that provides the Company with additional rights relating to its participation in the South African gold exploration project referred to as the FSC Project.

On September 16, 2004, the Company filed a Current Report on Form 8-K dated September 10, 2004, under items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Financial Statements and Exhibits) to disclose that the Company executed an agreement for the assignment of an option to purchase the Hunter Gold Mining Corporation and its wholly owned subsidiary Hunter Gold Mining, Inc. held by Ken Swaisland, for the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado.

On October 15, 2004, the Company filed a Current Report on Form 8-K dated October 13, 2004, under items 1.01 (Entry into a Material Definitive Agreement), 3.03 (Material Modifications to Rights of Security Holders) and 9.01 (Financial Statements and Exhibits) to disclose that the Company had (1) entered into a short-term loan arrangement with Hawk Precious Minerals Inc., an affiliate of the Company, whereby the Company borrowed $15,000 by issuing a four-month unsecured promissory note (bearing a 10 percent annual interest rate) to Hawk and issued a two-year warrant to purchase up to 30,000 shares of our common stock at a price of $1.00 per share and (2) to announce that the Company’s Board of Directors authorized a one-year extension for exercise on 4,704,000 warrants (all with an exercise price of $0.75 per share) issued as part of an October 2003 private placement.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: November 12, 2004	By:	/s/ H. Vance White
H. Vance White
Chief Executive Officer

By:	/s/ Mark D. Dacko
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

