Form 10-K/A
period 2002-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2005-01-14
CIK 912875

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
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (952) 345-6600

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
Yes  |_| No |X|

The aggregate market value of Active IQ Technologies, Inc.’s Common Stock held by non-affiliates on June 28 2002 (the last business day of Active IQ Technologies, Inc.’s most recently completed second fiscal quarter), based on the closing price per share sales price of Active IQ Technologies, Inc.’s Common Stock on The Nasdaq SmallCap Market on June 28, 2002, was $10,200,000.

At March 26, 2003, 13,057,181 shares of Common Stock (the Registrant’s only class of voting stock) were outstanding. The aggregate market value of the Common Stock on that date held by non-affiliates was approximately $706,000.

ACTIVE IQ TECHNOLOGIES, INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2002

PURPOSE OF AMENDMENT NO. 1
This Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, which amends the Company’s Form 10-K originally filed on March 31, 2003, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-2 (file number 333-110831).

The Company has reclassified certain components between continuing and discontinued operations and added clarification to certain descriptive texts as required pursuant to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The reclassifications had no impact on the previously reported results of operations or shareholders’ equity.

Except as described above, this Amendment No. 1 does not update any other disclosures contained in the original Form 10-K filed on March 31, 2003 to reflect developments since the original date of such original filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements and information relating to us that is based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Annual Report, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 1 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

During fiscal 2002, Active IQ Technologies, Inc. (“we,” “us,” “our” or the “Company”) provided industry-specific eBusiness software solutions for selling, managing, sharing and collaborating on business information via the Web and accounting software. In order to offer the foregoing solutions, we completed four acquisitions in fiscal 2001. In April 2001, we completed our merger privately held activeIQ Technologies Inc., a Minnesota corporation (“Old AIQ”). In June 2001, we completed our acquisition of Red Wing Business Systems, Inc., a Minnesota corporation (“Red Wing”). In September 2001, we completed our merger with privately held Champion Business Systems, Inc., a Colorado corporation (“Champion”). And in October 2001, we acquired all of the outstanding capital stock of FMS Marketing, Inc., an Illinois corporation (“FMS/Harvest”). FMS Marketing, Inc. did business as FMS/Harvest, and as of December 31, 2001, we merged FMS/Harvest with and into Red Wing.

Until April 2001, we were engaged in the distribution of oil, gas and other refined petroleum products. On April 30, 2001, however, we completed a series of significant transactions resulting in the disposition of our historical operating assets and adoption of the business plan of Old AIQ. Old AIQ’s main focus was providing software and solutions as part of its Epoxy Network. The Epoxy Network offered an Internet merchandising system called “Storefront” and a tool set for managing customer information named “Account Management.” In March 2002, we sold the customer base of the Epoxy Network, thereby allowing us to focus our efforts on developing a hosted solutions model. In August 2002, we sold all of our remaining rights and interests of the Epoxy Network.

In December 2001, we entered in an application service provider (“ASP”) software license agreement with Stellent, Inc. The agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent's Content Management software in which we would develop and distribute web-based content management solutions (our “Hosted Solutions Business”). Our Hosted Solutions Business minimized implementation complexities by capturing paper and electronic documents, transform them to Web-viewable formats, personalize them based on security needs and deliver them over the Web to a broad range of users. Subsequent to December 31, 2002, it became apparent to us that, in light of current market conditions, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 13, 2003, our Board of Directors formally approved the sale of the Hosted Solutions Business. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business. We received $650,000 in cash for the assets used in the Hosted Solutions Business (including the ASP software license), plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction.

In addition to eBusiness applications and software solutions discussed above, we offered traditional accounting and financial management software solutions through Red Wing and Champion, our wholly owned subsidiaries, which have collectively operated as our accounting software business (“Accounting Software Business”). Our original reason for acquiring these companies was to be able to utilize the businesses’ customer base in order to market to those customers our Epoxy Network products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the Epoxy Network to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. In late 2002, we contacted various entities about purchasing the Accounting Software Business and received no interested responses. In December 2002, our Board of Directors authorized a plan to sell the Accounting Software Business and we began having preliminary discussions with key management employees of the Accounting Software Business, about selling the assets of that business to them or an entity controlled by them. As a result of the formal plan to sell the Accounting Software Business, the results of operations for the Accounting Software Business have been reported as discontinued operations (the “Discontinued Operations”) and previously reported consolidated financial statements have been restated for the year ended December 31, 2002. (See Footnote No. 2 of the Notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the Discontinued Operations of Accounting Software Business.) On January 14, 2003, we entered into a non-binding letter of intent with key management employees of the Accounting Software Business, providing for the sale of all or substantially all of the assets of the Accounting Software Business. On February 14, 2003, our Board of Directors formally approved the transaction and authorized management to enter into the definitive asset purchase agreement. The Board further directed management to submit the proposed sale of the Accounting Software Business to our shareholders for their approval. On February 17, 2003, we executed a definitive purchase agreement. Subject to shareholder approval, we expect to complete the transaction by April 30, 2003.

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

With Corporate America’s overall slowdown on capital spending for IT infrastructure and the collapse of many of the dot.coms, the availability of ready funds for start-up concepts has become increasingly difficult to procure, if at all. Combine that with what the market perceives as a weak balance sheet or a going concern opinion and many of the larger, more established markets are no longer willing to purchase products and/or services if any of their key resources are at risk.

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

Epoxy Network

In January 2001, Old AIQ completed its merger with privately held Edge Technologies, Incorporated, the creator of a fully integrated eBusiness website service called Account Wizard, which was subsequently branded as the Epoxy Network. The Epoxy Network, which was offered to customers on a monthly subscription basis, included eCommerce, Account Management, customer service and support, and trading partner connectivity. The Epoxy applications integrated with a customer’s existing accounting software to quickly help get the customer online by accessing information that already exists in its accounting system. Leveraging the power of the Internet, these applications allowed an organization to extend beyond the traditional “four walls” of their enterprise to integrate their operations with their customers, suppliers and partners. During the year ended December 31, 2002, revenues from Epoxy Network were $53,599, or 10.7% of our total sales from continuing operations.

In March 2002, we sold the customer base of the Epoxy Network, thereby allowing us to focus our efforts on developing a hosted solutions model. In August 2002, we sold all of our remaining rights and interests of the Epoxy Network.

Accounting Software Business

We designed, developed, marketed and supported accounting software products through our Accounting Software Business (Red Wing, Champion and FMS/Harvest) subsidiaries during fiscal 2002. These products addressed the “gap market” - companies that have outgrown inexpensive, ultra-simple “starter” accounting software but did not require the significant complexity of high-end software. These products offered a stable, secure and flexible base for growing small business users.

Our original reason for acquiring these companies was to be able to utilize the businesses’ customer base in order to market to those customers our Epoxy Network products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the Epoxy Network to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. On February 17, 2003, we executed a definitive purchase agreement. We expect to complete the transaction by April 30, 2003.

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

Hosted Solutions Business

As a result of a December 2001 agreement with Stellent, Inc., we had an exclusive worldwide license to distribute Stellent’s enterprise content management software solutions to customers on a hosted basis. With this license, we offered Web-based content management solutions designed to improve the efficiency of business operations within selected vertical markets. By linking an organization’s customers, partners, suppliers and employees, these hosted solutions were designed to enable an organization to improve its operational efficiency and maximize the potential of its content resources. Also, by focusing on industry-specific solutions, we believed we would be more able to closely meet the particular needs of potential customers in those markets. Further, we believed a hosted solutions model would be attractive to customers in specific markets who demand quicker deployment of new applications and more predictable costs with less financial risk. During the year ended December 31, 2002, revenues from our Hosted Solutions Business were $445,779, or 89.3% of our total sales (including continuing and discontinued operations sales).

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

INTELLECTUAL PROPERTY

Since we sold our rights and interests of the Epoxy Network in August 2002, and already for fiscal 2003, we sold our Hosted Solutions Business, combined with the anticipate sale of our Accounting Software Business, we will not have any intellectual property at risk.

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

AVAILABLE INFORMATION

The Company’s web site address is www.activeiq.com.

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
Minnetonka, Minnesota 55343
(952) 345-6600

RISK FACTORS

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALL CAP MARKET.

One of Nasdaq’s continued listing rules required us to maintain a minimum closing bid price of $1 for our common stock. We were notified in August 2002 that, since the minimum bid price of our common stock was less than $1, we had until February 10, 2003 in order to achieve compliance. On March 18, 2003, we received further notification from Nasdaq on this matter.

Nasdaq has informed us that since we had not regained compliance with the minimum $1 closing bid price per common share and we also were not eligible for an additional 180 calendar day grace period since we did not meet the initial inclusion requirements as specified by The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(A) (the “Rule”), our common stock was delisted effective with the opening of business on March 27, 2003. Specifically, for initial inclusion, the Rule requires meeting one of following requirements: a $5,000,000 shareholders’ equity; a $50,000,000 market value of our listed securities; or $750,000 net income from continuing operations for certain fiscal years. We did not meet any of these requirements.

Since our common stock has been delisted from the Nasdaq SmallCap Market, trading, if any, in our common stock will be conducted in the over-the-counter markets in the so-called “pink sheets” or the “OTC Bulletin Board.” Consequently, the liquidity of our common stock is impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in the coverage of our securities by security analysts and the news media, and lower prices for our securities than might otherwise prevail. In addition, our common stock has become subject to certain rules of the Securities and Exchange Commission relating to “penny stocks.” These rules require broker-dealers to make special suitability determinations for purchasers other than established customers and certain institutional investors and to receive the purchasers' prior written consent for a purchase transaction prior to sale. Consequently, these “penny stock rules” may adversely affect the ability of broker-dealers to sell our common stock and may adversely affect your ability to sell shares of our common stock in the secondary market.

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

WE ARE PROPOSING TO SELL SUBSTANTIALLY ALL OF OUR REMAINING ASSETS.

For the year ended December 31, 2002, the Accounting Software Business was responsible for $4,179,547 in revenue, or approximately 89 percent of our consolidated revenues (including continuing and discontinued operations sales). Our original reason for acquiring these companies was to be able to utilize the businesses’ customer base in order to market to those customers our Epoxy Network products and services. We concluded that these customers would not be prospects for any type of Web-based, hosted solution products or services. Therefore, since we had already sold the Epoxy Network to focus on the Hosted Solutions Business, the Accounting Software Business no longer fit our business plan. On February 17, 2003, we executed a definitive purchase agreement. Accordingly, following completion of the proposed transaction, we will no longer have any ongoing business operations and no significant means of generating any revenue.

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

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

For the year ended December 31, 2002, we had a net loss of $9,658,755, and since our inception as Old AIQ in April 1996 through December 31, 2002, we have incurred an aggregate net loss of $22,580,994. As of December 31, 2002, we had total assets of $4,772,106. We expect operating losses to continue for the foreseeable future and there can be no assurance that we will ever be able to operate profitably.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2002, the Company held its Annual Meeting of Shareholders. As of November 8, 2002, the record date for determining the shares of the Company’s stock outstanding and entitled to vote at the meeting, there were 13,298,014 shares of common stock issued and outstanding. A total of 9,022,711 shares were represented at the meeting. The following matters were voted:

(A) To elect six directors. All of the management’s nominees for directors as listed in the proxy statement were elected with the following:

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

(D) Vote to approve an amendment to Active IQ Technologies 2001 Employee Stock Option Plan to increase the number of shares of common stock issuable thereunder from 700,000 to 1,450,000 shares:

Shares Voted For	Against	Abstain	Non-Vote
5,401,400	962,816	206,500	2,451,995

(E) Vote to approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of undesignated capital stock to 150,000,000 shares:

Shares Voted For	Against	Abstain	Non-Vote
5,508,189	856,027	206,500	2,451,995

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

The Company’s common stock was quoted on the Nasdaq SmallCap Market under the symbol “AIQT” until March 26, 2003. (See Risk Factors in Item 1 for a further discussion regarding our common stock being delisted from the Nasdaq SmallCap Market.) Prior to May 1, 2001, our stock traded under the symbol “METR.” As of March 26, 2003 the last sale price of our common stock as reported by Nasdaq was $0.08 per share. The following table sets forth for the periods indicated the range of high and low bid prices of the common stock as reported by Nasdaq:

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

RECENT SALES OF UNREGISTERED SECURITIES

On March 14, 2002, the holder of a warrant issued as compensation to an underwriter of the Company's 1998 offering, exercised the warrant for which he was entitled to receive 54,000 units, each unit consisting of one share of common stock and a warrant to purchase one share of common stock (the “Warrant”). The Warrant was exercised at a price of $2.00 per unit. The Warrant as originally issued, had an exercise price of $6.875. The new warrants issued upon exercise of the Warrant, have an exercise price of $5.50. No commission was paid in connection with this transaction. In connection with this issuance, we relied upon the exemptions from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 promulgated thereunder since this was a private, isolated transaction, not constituting a public offering, and we had a reasonable basis for concluding that the warrant holder met the definition of “accredited investor.”

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

In May 2002, we renegotiated one of the payments we were required to pay in satisfaction of certain notes payable issued to the former shareholders of Champion Business Systems, Inc. in connection with our acquisition of that company. Specifically, in exchange for extending until December 31, 2002 the due date relating to an aggregate of installment of approximately $159,041 required to be paid on May 18, 2002 (the “May Installment”) in satisfaction of such notes, we agreed to pay interest at the rate of 12.5% per annum on the entire unpaid balance and granted such noteholders a 60-day right to convert the May Installment, including accrued interest, into shares of our common stock at a price equal to 90% of the average closing sale price for the 5 days preceding conversion. None of such noteholders exercised their right to convert. In connection with the amendment of these notes, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) because we had a reasonable basis to believe that each of the noteholders were either accredited or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

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

In connection with our June 2001 acquisition of Red Wing Business Systems, Inc., we were required to make an aggregate payment of $400,000 to the former shareholders of such company on June 6, 2002 (the “June Payment”). With respect to former Red Wing shareholders representing $339,093 of the June Payment, such shareholders agreed to extend the due date of the June Payment until December 31, 2002. In exchange for the extension, we agreed to pay interest on the unpaid portion of the June Payment at the rate of 12.5% per annum (commencing July 1, 2002) and granted such shareholders a 60-day right to convert any or all of the June Payment (including accrued interest) into shares of our common stock at a price equal to 90% of the average closing sale price of our common stock during the 5 days preceding conversion. None of the former Red Wing shareholders exercised their right to convert. In connection with the amending the terms of the June Payment, we relied on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933, as well as Rule 506 of Regulation D based on (i) our belief that the issuances did not involve a public offering, (ii) the transactions involved fewer than 35 purchasers, and (iii) we had a reasonable basis to conclude that each of the noteholders were either “accredited investors” or otherwise had sufficient knowledge and sophistication, either alone or with a purchaser representative, to appreciate and evaluate the risks and merits associated with their investment decision.

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

Pursuant to our 1999 Stock Option Plan and 2001 Employee Stock Option Plan, we issued to various employees options to purchase shares of common stock. All of the options were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act, based on the Company’s belief that none of the issuances involved a public offering and because all of the employees to whom the options were issued had access to financial and business information concerning the Company. The table below summarizes the unregistered option grants made during 2002.

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

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2002:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	3,315,259	$2.06	2,566,274

Equity compensation
plans not approved by
security holders	2,027,543	$2.49	--
Total	5,342,802	$2.22	2,566,274

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

STATEMENT OF OPERATIONS DATA:
(in thousands, except per share information)

	For the Years Ended December 31,
	2002	2001	2000	1999	1998
Revenue	$499	$463	$—	$—	$—
Loss from operations	(4,239)	(7,941)	(2,806)	(414)	(12)
Other income (expense)	326	152	(34)	(48)	(132)
Loss from continuing operations	(3,913)	(7,789)	(2,840)	(462)	(144)
Loss from discontinued operations	(5,746)	(1,658)	—	—	—
Net loss	$(9,659)	$(9,447)	$(2,840)	$(462)	$(144)
Basic and diluted net loss
per common share
Continuing operations	$(0.31)	$(0.95)	$(1.65)	$(1.92)	$(0.79)
Discontinued operations	$(0.46)	$(0.20)	$—	$—	$—
Net loss	$(0.77)	$(1.15)	$(1.65)	$(1.92)	$(0.79)
Basic and diluted weighted average
common shares outstanding	12,532	8,210	1,718	240	184

BALANCE SHEET DATA:
(in thousands)

	At December 31,
	2002	2001	2000	1999	1998
Cash and equivalents	$13	$1,377	$1,349	$410	$39
Net assets of discontinued operations	3,590	8,870	—	—	—
Total assets	4,772	13,628	2,672	474	72
Net liabilities of discontinued operations	3,683	3,977	—	—	—
Total liabilities	4,183	5,621	790	289	242
Shareholders’ equity (deficit)	589	8,007	1,882	185	(170)
Common shares outstanding	13,265	10,731	3,836	374	152

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

During fiscal 2002, Active IQ Technologies, Inc. (“we,” “us,” “our” or the “Company”) provided industry-specific eBusiness software solutions for selling, managing, sharing and collaborating on business information via the Web and accounting software. We offered an eBusiness website service called the Epoxy Network (through March 2002), we offered traditional business and accounting software products through our Accounting Software Business subsidiaries (Red Wing, Champion and FMS/Harvest) and we initiated our Hosted Solutions Business of hosted ASP solutions in selected vertical markets.

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

DISCONTINUED OPERATIONS

The loss of $5,745,604 in 2002 is a result of the discontinuation of the Accounting Software Business, including the write-off of all assets associated with the business. No further costs are anticipated, however, if any arise, they will be charged to operations as incurred.

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

The Company’s other income and expense consists of interest and dividend income and interest expense. Interest and dividend income for 2001 was $159,101 as compared to $7,500 for 2000. This income represents interest earned on our short-term investments.

Interest expense for 2001 was $7,138 as compared to $41,974 for 2000. The overall reduction in interest expense relates to the accelerated payoff of capital lease obligations.

DISCONTINUED OPERATIONS

The loss of $1,658,251 in 2001 is a result of the discontinuation of the Accounting Software Business, including the write-off of all assets associated with the business.

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

As of December 31, 2002, our principal commitments consist of payments to the former shareholders at Red Wing ($705,186), Champion ($674,077) and FMS/Harvest ($152,255). One remaining payment was due the former shareholders of Champion on January 14, 2003 of $256,000. With the pending sale to be completed of our Accounting Software Business, these commitments are recorded as “Net liabilities of operations of discontinued accounting software business” on the consolidated balance sheet dated December 31, 2002 of Item 8. “Consolidated Financial Statements and Supplementary Data” included elsewhere in this Annual Report.

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

In December 2001, we entered in an application service provider (“ASP”) software license agreement with Stellent, Inc. The ASP agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent’s Content Management software. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we prepaid the September and December payments and in consideration of the early payment, we received a 5% discount, or $50,000.

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

During the year ended December 31, 2002, our continuing operations included one reportable segment: our Hosted Solutions Business. Subsequent to December 31, 2002, it became apparent to us that, in light of current market conditions, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term. On March 13, 2003, our Board of Directors formally approved the sale of the Hosted Solutions Business. On March 14, 2003, we executed a definitive purchase agreement with Stellent, Inc. and completed the sale of the Hosted Solutions Business. We received $650,000 in cash for the assets used in the Hosted Solutions Business, plus we were reimbursed $150,000 for expenses we incurred as a result of the transaction. If the anticipated sale of our Accounting Software Business is finalized on or about April 20, 2003, and our Board of Directors have not identified a potential business or technology acquisition, we will no longer be generating any revenues. Furthermore, if we are successful in our acquisition strategy, we will require further sources of capital to fund operations. There can be no assurance that additional capital will be available on terms acceptable to us or on any terms whatsoever. See Note 1 — Nature of Business, included elsewhere in this Annual Report, regarding our going concern opinion.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is still evaluating the effect of adopting SFAS No. 146.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

Long-Lived Assets

The Company’s long-lived assets include property, equipment and software. At December 31, 2002, the Company had net property and equipment and software of $123,505, which represents approximately 11% of the Company’s total assets. With the sale of our Hosted Solutions Business on March 14, 2003, we sold substantially all of our long-lived assets to Stellent, Inc.

Revenue recognition

Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Maintenance revenues are recognized ratably over the term of the maintenance contract, typically 12 months. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition” provides guidance on the application of accounting policies generally accepted in the United States of America to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Contractual obligations

The Company has entered into various non-cancelable leases for land, buildings and equipment with terms ranging from 3 to 8 years.

Minimum future obligations on leases in effect at December 31, 2002, are approximately as follows:

	Total	1 Yr or less	1 - 3 Yrs	4 - 5 Yrs	Over 5 Yrs
Real property leases	$804,900	$281,000	$182,000	$112,900	$229,000
Equipment leases	$29,100	$13,000	$11,000	$5,100	—
Total	$834,000	$294,000	$193,000	$118,000	$229,000

If the Accounting Software Business is disposed of as anticipated in April 2003, (See Note 2 - Discontinued Operations of the Accounting Business, included elsewhere in this Annual Report) the revised future obligations on the leases in effect at December 31, 2002, are approximately as follows:

	Total	1 Year or less	1 - 3 Years
Real property leases	$210,000	$140,000	$70,000

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents
Page
Report of Virchow, Krause & Company, LLP	26
Report of Arthur Andersen LLP	27
Consolidated Balance Sheets as of December 31, 2002 and 2001	28
Consolidated Statements of Operations for the Years Ended
December 31, 2002, 2001 and 2000	29
Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2002, 2001 and 2000	30
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002, 2001 and 2000	36
Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Audit Committee, Shareholders and Board of Directors of Active IQ Technologies, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Active IQ Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Active IQ Technologies, Inc.:

We have audited the accompanying balance sheets of Active IQ Technologies Inc. (formerly activeIQ Technologies, Inc.) (a Minnesota corporation formerly in the development stage) as of December 31, 2000, and the related statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arthur Andersen LLP

Minneapolis, Minnesota,
March 23, 2001

**THE FOREGOING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN RE-ISSUED BY ARTHUR ANDERSEN LLP.

ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
Assets
Current assets
Cash and cash equivalents	$13,211	$1,377,315
Accounts receivable, net	35,107	95,831
Note receivable	—	500,000
Prepaid expenses	35,542	7,382
Assets of operations of discontinued
accounting software business	3,589,741	—
Total current assets	3,673,601	1,980,528

Property and equipment, net	123,505	420,736
Prepaid royalties, net	975,000	1,500,000
Other assets, net	—	40,090
Assets of operations of discontinued
accounting software business	—	8,870,145
Goodwill, net	—	817,273
	$4,772,106	$13,628,772
Liabilities and Shareholders’ Equity
Current Liabilities
Note payable	$—	$1,000,000
Accounts payable	304,526	331,895
Liabilities of operations of discontinued
accounting software business	3,682,819	—
Accrued payroll	119,211	272,517
Accrued professional fees	31,250	35,000
Accrued interest	18,552	2,906
Accrued expenses	26,615	2,580
Total current liabilities	4,182,973	1,644,898

Long-term liabilities of operations of discontinued
accounting software business	—	3,976,557
Total liabilities	4,182,973	5,621,455

Commitments and Contingencies

Shareholders’ Equity
Series B Convertible Preferred Stock, $1.00 par value,
365,000 shares authorized; 0 and 365,000 shares issued and
outstanding at December 31, 2002 and December 31, 2001	—	365,000
Common stock, $.01 par value, 150,000,000 shares authorized;
13,264,681 and 10,731,345 shares issued and outstanding
at December 31, 2002 and 2001	132,647	107,313
Additional paid-in capital	22,616,833	19,335,027
Stock subscription receivable	(2,000,000)	(200,000)
Deferred compensation	(182,213)	(311,701)
Warrants	2,602,860	1,633,917
Accumulated deficit	(22,580,994)	(12,922,239)
Total shareholders’ equity	589,133	8,007,317
	$4,772,106	$13,628,772

See accompanying notes to consolidated financial statements

ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Revenues	$499,378	$462,800	$—
Operating Expenses:
Costs of goods sold	588,488	191,422	—
Selling, general and administrative	3,339,590	5,952,067	1,978,697
Depreciation and amortization	144,962	1,641,875	112,544
Product development	134,217	562,762	609,344
Loss on disposal of assets	114,037	55,194	105,360
Loss on impairment of goodwill	417,273	—	—
Total operating expenses	4,738,567	8,403,320	2,805,945
Loss from Operations	(4,239,189)	(7,940,520)	(2,805,945)

Other Income (Expense):
Interest and dividend income	15,244	159,101	7,500
Other income	430,000	—	—
Interest expense	(119,206)	(7,138)	(41,974)
Total other income (expense)	326,038	151,963	(34,474)
Loss from Continuing Operations	(3,913,151)	(7,788,557)	(2,840,419)

Discontinued Operations (See Note 2)
Loss from operations of discontinued
accounting software business	(4,005,604)	(1,658,251)	—
Loss on disposal of accounting software business
(including provision for operating losses of
$50,000 during phase out period)	(1,740,000)	—	—
Loss on discontinued operations	(5,745,604)	(1,658,251)	—
Net Loss	$(9,658,755)	$(9,446,808)	$(2,840,419)

Basic and diluted net loss per common share:
Continuing operations	$(0.31)	$(0.95)	$(1.65)
Discontinued operations	(0.46)	(0.20)	—
Net Loss	$(0.77)	$(1.15)	$(1.65)

Basic and diluted weighted average
common shares outstanding	12,532,354	8,210,326	1,717,731

See accompanying notes to consolidated financial statements

ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
	Common stock shares	Amount	Preferred stock shares	Amount	Additional paid-in capital
BALANCE, December 31, 1999	373,626	$3,736	—	$—	$1,144,385
Issuance of common stock in March 2000
at $37.50 per share	4,667	47	—	—	174,953
Issuance of warrants in June 2000 in
payment of legal fees	—	—	—	—	—
Issuance of common stock in June 2000
at $0.38 per share (net of offering
costs of $10,000)	1,856,634	18,567	—	—	677,545
Repayment of stock subscription receivable	—	—	—	—	—
Conversion of accounts payable to common
stock in June 2000 at $0.38 per share	216,216	2,162	—	—	78,919
Issuance of options to purchase 60,000 shares
at an exercise price of $1.00 per share as
part of severance in June 2000	—	—	—	—	25,800
Issuance of common stock in July 2000
for assets at $2.50 per share	151,200	1,512	—	—	376,488
Issuance of common stock in August through
December 2000 at $2.75 per share
(net of offering costs of $408,578)	956,780	9,568	—	—	2,079,050
Issuance of common stock in September
2000 at $2.75 per share to director	100,000	1,000	—	—	274,000
Issuance of warrants in August 2000 in
conjunction with stockholder note payable	—	—	—	—	—
Conversion of notes payable to common
stock in September 2000 at $2.75 per share	20,000	200	—	—	54,800
Deferred compensation related to September
and November 2000 option grants	—	—	—	—	227,500
Issuance of options to consultant exercisable
at $1.00 per share in October 2000	—	—	—	—	90,000
Issuance of common stock at $2.75 per
share in December 2000 in payment
of accounts payable	29,515	295	—	—	80,871
Issuance of common stock in December
2000 for assets at $2.75 per share	127,273	1,272	—	—	348,729
Deferred compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—
BALANCE, December 31, 2000	3,835,911	38,359	—	—	5,633,040

Issuance of common stock in January 2001
at $2.75 per share	400,000	4,000	—	—	1,096,000
Issuance of common stock in January and April
2001 for acquisition of Edge Technologies, Inc	550,000	5,500	—	—	1,507,000
Issuance of common stock for merger with
activeIQ net of $1,000,000 costs	3,874,511	38,745	365,000	365,000	3,634,028
Cashless exercise of warrants issued
in June 2000	17,976	180	—	—	22,502
Employee and consultant stock option
exercises from May through December 2001	605,496	6,055	—	—	1,623,900
Surrender of common stock at $37.50 per share
in exchange for cancellation of promissory note	(8,334)	(83)	—	—	(312,417)

	Common stock shares	Amount	Preferred stock shares	Amount	Additional paid-in capital
Issuance of common stock in June 2001 for
acquisition of Red Wing Business Systems, Inc	400,000	4,000	—	—	1,774,000
Issuance of common stock in June 2001 at
$3.00 per share net of $82,500 costs	500,000	5,000	—	—	1,373,500
Issuance of common stock in July 2001 to a
director at $2.75 per share pledged with
stock subscription	100,000	1,000	—	—	274,000
Issuance of consulting warrants in August
2001, 450,000 at $5.50 per share,
250,000 at $7.50 per share	—	—	—	—	—
Conversion of accounts payable to common
stock in September 2001 at $4.00 per share	16,667	167	—	—	89,002
Issuance of common stock in September
2001 for acquisition of Champion
Business Systems, Inc	299,185	2,992	—	—	1,460,023
Conversion of accounts payable to warrant in
August and September 2001	—	—	—	—	—
Issuance of commons stock in October 2001
for acquisition of FMS Marketing, Inc	250,000	2,500	—	—	752,500
Company’s re-purchase of common stock
in December 2001	(106,667)	(1,067)	—	—	(409,254)
Cancellation of stock bonus shares
in December 2001	(3,400)	(34)	—	—	34
Deferred compensation related to options granted	—	—	—	—	817,169
Deferred compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—
BALANCE, December 31, 2001	10,731,345	107,313	365,000	365,000	19,335,027

Employee stock option exercise in January 2002	11,500	115	—	—	34,385
Issuance of common stock in January 2002
at $4.00 per share to officer	500,000	5,000	—	—	1,995,000
Company’s re-purchase of common stock
in February 2002	(15,500)	(155)	—	—	(62,880)
Conversion of Series B Preferred Stock
in February 2002	365,000	3,650	(365,000)	(365,000)	361,350
Re-pricing and exercise of warrant in March
2002, issued to underwriter in June 1998	54,000	540	—	—	107,460
Issuance of warrant in March 2002 to director
relating to loan to Company, 25,000 shares
at $3.00 per share	—	—	—	—	—
Re-payment of stock subscription receivable
in April 2002 from director	—	—	—	—	—
Partial conversion of note payable to
common stock in May 2002 at $1.15 per
common share due to a director	200,000	2,000	—	—	228,000
Partial conversion of notes payable to common
stock in June 2002 at $0.78 per share due to
former shareholders of FMS Marketing, Inc	151,669	1,517	—	—	117,241
Issuance of common stock in June 2002 at $0.75
per share and 500,000 warrants at $1.00 per share
800,000 warrants at $1.25 per share to an
investor and to a director (includes re-pricing
of certain warrants)	1,300,000	13,000	—	—	501,249

	Common stock shares	Amount	Preferred stock shares	Amount	Additional paid-in capital
Conversion of accounts payable to warrant in
June 2002 at $0.83 per share	—	—	—	—	—
Issuance of 119,285 warrants at $1.00 per share
in September 2002 to former Champion Business
Systems promissory note holders for
deferring principal payment	—	—	—	—	—
Surrender of common stock at $0.75 per share
in exchange for cancellation of stock
subscription receivable	(33,333)	(333)	—	—	—
Deferred compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—
BALANCE, December 31, 2002	13,264,681	$132,647	—	$—	$22,616,833

See accompanying notes to consolidated financial statements

ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
	Stock subscription receivable	Deferred compen- sation	Warrants	Accumulated deficit	Total
BALANCE, December 31, 1999	$(328,750)	$—	$—	$(635,012)	$184,359
Issuance of common stock in March 2000
at $37.50 per share	—	—	—	—	175,000
Issuance of warrants in June 2000 in
payment of legal fees	—	—	22,682	—	22,682
Issuance of common stock in June 2000
at $0.38 per share (net of offering
costs of $10,000)	—	—	—	—	696,112
Repayment of stock subscription receivable	16,250	—	—	—	16,250
Conversion of accounts payable to common
stock in June 2000 at $0.38 per share	—	—	—	—	81,081
Issuance of options to purchase 60,000 shares
at an exercise price of $1.00 per share as
part of severance in June 2000	—	—	—	—	25,800
Issuance of common stock in July 2000
for assets at $2.50 per share	—	—	—	—	378,000
Issuance of common stock in August through
December 2000 at $2.75 per share
(net of offering costs of $408,578)	—	—	133,949	—	2,222,567
Issuance of common stock in September
2000 at $2.75 per share to director	—	—	—	—	275,000
Issuance of warrants in August 2000 in
conjunction with stockholder note payable	—	—	14,250	—	14,250
Conversion of notes payable to common
stock in September 2000 at $2.75 per share	—	—	—	—	55,000
Deferred compensation related to September
and November 2000 option grants	—	(227,500)	—	—	—
Issuance of options to consultant exercisable
at $1.00 per share in October 2000	—	—	—	—	90,000
Issuance of common stock at $2.75 per
share in December 2000 in payment
of accounts payable	—	—	—	—	81,166
Issuance of common stock in December
2000 for assets at $2.75 per share	—	—	—	—	350,001
Deferred compensation expense	—	54,687	—	—	54,687
Net loss	—	—	—	(2,840,419)	(2,840,419)
BALANCE, December 31, 2000	(312,500)	(172,813)	170,881	(3,475,431)	1,881,536

Issuance of common stock in January 2001
at $2.75 per share	—	—	—	—	1,100,000
Issuance of common stock in January and April
2001 for acquisition of Edge Technologies, Inc.	—	—	—	—	1,512,500
Issuance of common stock for merger with
activeIQ net of $1,000,000 costs	—	—	—	—	4,037,773
Cashless exercise of warrants issued
in June 2000	—	—	(22,682)	—	—
Employee and consultant stock option
exercises from May through December 2001	—	—	—	—	1,629,955
Surrender of common stock at $37.50 per share
in exchange for cancellation of promissory note	312,500	—	—	—	—

	Stock subscription receivable	Deferred compen- sation	Warrants	Accumulated deficit	Total
Issuance of common stock in June 2001 for
acquisition of Red Wing Business Systems, Inc	—	—	—	—	1,778,000
Issuance of common stock in June 2001 at
$3.00 per share net of $82,500 costs	—	—	114,000	—	1,492,500
Issuance of common stock in July 2001 to a
director at $2.75 per share pledged with
stock subscription	(200,000)	—	—	—	75,000
Issuance of consulting warrants in August
2001, 450,000 at $5.50 per share,
250,000 at $7.50 per share	—	—	1,246,000	—	1,246,000
Conversion of accounts payable to common
stock in September 2001 at $4.00 per share	—	—	—	—	89,169
Issuance of common stock in September
2001 for acquisition of Champion
Business Systems, Inc	—	—	—	—	1,463,015
Conversion of accounts payable to warrant in
August and September 2001	—	—	125,718	—	125,718
Issuance of commons stock in October 2001
for acquisition of FMS Marketing, Inc	—	—	—	—	755,000
Company’s re-purchase of common stock
in December 2001	—	—	—	—	(410,321)
Cancellation of stock bonus shares
in December 2001	—	—	—	—	—
Deferred compensation related to options granted	—	(817,169)	—	—	—
Deferred compensation expense	—	678,281	—	—	678,281
Net loss	—	—	—	(9,446,808)	(9,446,808)
BALANCE, December 31, 2001	(200,000)	$(311,701)	1,633,917	(12,922,239)	8,007,317

Employee stock option exercise in January 2002	—	—	—	—	34,500
Issuance of common stock in January 2002
at $4.00 per share to officer	(2,000,000)	—	—	—	—
Company’s re-purchase of common stock
in February 2002	—	—	—	—	(63,035)
Conversion of Series B Preferred Stock
in February 2002	—	—	—	—	—
Re-pricing and exercise of warrant in March
2002, issued to underwriter in June 1998	—	—	61,020	—	169,020
Issuance of warrant in March 2002 to director
relating to loan to Company, 25,000 shares
at $3.00 per share	—	—	33,750	—	33,750
Re-payment of stock subscription receivable
in April 2002 from director	200,000	—	—	—	200,000
Partial conversion of note payable to
common stock in May 2002 at $1.15 per
common share due to a director	—	—	—	—	230,000
Partial conversion of notes payable to common
stock in June 2002 at $0.78 per share due to
former shareholders of FMS Marketing, Inc	—	—	—	—	118,758
Issuance of common stock in June 2002 at $0.75
per share and 550,000 warrants at $1.00 per share
800,000 warrants at $1.25 per share to an
investor and to a director (includes re-pricing
of certain warrants)	(25,000)	—	779,474	—	1,268,723

	Stock subscription receivable	Deferred compen- sation	Warrants	Accumulated deficit	Total
Conversion of accounts payable to warrant in
June 2002 at $0.83 per share	—	—	12,500	—	12,500
Issuance of 119,285 warrants at $1.00 per share
in September 2002 to former Champion Business
Systems promissory note holders for
deferring principal payment	—	—	82,199	—	82,199
Surrender of common stock at $0.75 per share
in exchange for cancellation of stock
subscription receivable	25,000	—	—	—	24,667
Deferred compensation expense	—	129,488	—	—	129,488
Net loss	—	—	—	(9,658,755)	(9,658,755)
BALANCE, December 31, 2002	$(2,000,000)	$(182,213)	$2,602,860	$(22,580,994)	$589,133

See accompanying notes to consolidated financial statements

ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net loss	$(9,658,755)	$(9,446,808)	$(2,840,419)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	1,824,372	3,161,492	112,544
Deferred compensation expense	129,488	678,280	54,687
Loss on disposal of assets	114,037	55,356	105,360
Loss on discontinued accounting software business	1,650,000	—	—
Loss on impairment of goodwill	2,548,664	—	—
Issuance of warrants, options and common stock for services	189,469	1,436,393	320,000
Issuance of options in lieu of severance	—	—	25,800
Amortization of original issue discount	79,145	66,273	14,250
Amortization of acquired software developed	441,237	187,253	—
Re-pricing of common stock warrants	343,390	—	—
Excess of common stock value in connection with
conversion of note payable to common stock	80,000	—	—
Forgiveness of note payable	—	(63,677)	—
Changes in operating assets and liabilities:
Accounts receivable, net	72,974	(164,287)	—
Inventories	13,683	40,184	—
Prepaid expenses	(39,844)	26,154	20,715
Prepaid royalties	—	—	(150,000)
Other assets	63,670	175,084	(261,028)
Accounts payable	(45,121)	53,219	272,767
Deferred revenue	292,741	(303,840)	—
Accrued expenses	(157,433)	254,970	88,428
Net cash used in operating activities	(2,058,283)	(3,843,954)	(2,236,896)
INVESTING ACTIVITIES:
Payments on note receivable	500,000	—	—
Proceeds from sale of property and equipment	52,145	—	—
Proceeds from sale of Epoxy Network (goodwill)	400,000	—	—
Acquisition of Edge Technologies Incorporated	—	(750,711)	—
Acquisition of Red Wing Business Systems, Inc-net of cash acquired	—	(421,031)	—
Acquisition of Champion Business Systems, Inc-net of cash acquired	—	(501,056)	—
Acquisition of FMS Marketing, Inc-net of cash acquired	—	(311,134)	—
Payments for acquired software developed	—	(189,290)	—
Purchases of property and equipment	(59,506)	(134,026)	(267,103)
Net cash provided by (used in) investing activities	892,639	(2,307,248)	(267,103)
FINANCING ACTIVITIES:
Net decrease on bank line of credit	—	(277,381)	(102,471)
Payments on capital lease obligations	—	(46,216)	—
Payments on long-term debt	(1,727,570)	(534,672)	—
Common stock repurchased	(63,035)	(410,321)	—
Cash proceeds from issuance of common stock	1,246,514	6,205,273	3,191,010
Cash proceeds from exercise of options	34,500	1,629,955	—
Cash proceeds from short-term shareholder note payable	—	—	355,000
Cash proceeds from long-term debt	450,000	—	—
Net cash provided by (used in) financing activities	(59,591)	6,566,638	3,443,539
CHANGE IN CASH AND CASH EQUIVALENTS OF
DISCONTINUED ACCOUNTING SOFTWARE BUSINESS	(138,869)	(387,578)	—
INCREASE (DECREASE) IN CASH EQUIVALENTS	(1,364,104)	27,858	939,540
CASH AND EQUIVALENTS, beginning of period	1,377,315	1,349,457	409,917
CASH AND EQUIVALENTS, end of period	$13,211	$1,377,315	$1,349,457

See accompanying notes to consolidated financial statements

ACTIVE IQ TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 and 2001

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Active IQ Technologies, Inc. (“Active IQ,” the “Company,” “our,” or “we”) provides online document management services delivered through an outsourced, fully managed hosted service provider model. The Company’s document management services are currently focused on delivering solutions to the commercial real estate market with potential application to related markets requiring similar document management solutions. Through an exclusive worldwide-hosted licensing agreement with Stellent, Inc., Active IQ employs Stellent’s Content Management software as the underlying software engine on which its service solutions are developed. See Note 11 - Subsequent Events.

Active IQ offers traditional accounting and financial management software solutions through its accounting software business comprised of Red Wing Business Systems, Inc. (“Red Wing”) (including FMS Marketing, Inc. (“FMS/Harvest”) which was merged into Red Wing in December 2001) and Champion Business Systems, Inc., (“Champion”) (collectively, “the accounting software business”). In December 2002, the Company’s Board of Directors authorized a plan to sell the Company’s accounting software business. On February 17, 2003, the Company executed a definitive purchase agreement to sell substantially all assets of the accounting software business to a newly formed company led by management of that accounting software business. See Note 2 - Discontinued Operations of Accounting Software Business.

Up through March 2002, the Company provided an eBusiness application and software solution as part of its “Epoxy Network.” The Epoxy Network offered an Internet merchandising system called “Storefront” and a tool for managing customer information named “Account Management.” In April 2002, the Company sold the existing customer contracts of this business to a third party. In August 2002, the Company sold its remaining rights and interests in the Epoxy Network to a different third party.

The Company was originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, the Company, activeIQ Technologies Inc. (“Old AIQ”) and a wholly owned subsidiary of the Company (the Company’s subsidiary) closed a triangular reverse merger transaction whereby Old AIQ merged with and into the Company’s subsidiary. Immediately prior to the merger, the Company (i) sold all of its assets relating to its petroleum and gas distribution business, (ii) was reincorporated under Minnesota law, and (iii) changed its name to Active IQ Technologies, Inc. As a result of the sale of the Company’s petroleum and gas distribution assets, it discontinued all operations in the petroleum and gas distribution business and has adopted the business plan of Old AIQ. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information contained herein relating to periods prior to the merger is the business and financial information of Old AIQ. In April 2001 we reincorporated under Minnesota law.

Old AIQ was incorporated in Minnesota on April 11, 1996, and was considered a development stage company until January 2001, when it began to recognize revenues as a result of an acquisition (see Note 3 - Business Combinations). Old AIQ was formed to develop and provide eBusiness application software and services for small-to-medium sized accounting software customers. Since its inception and up through the merger, Old AIQ’s efforts have been devoted to the development of its principal product and raising capital.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern that contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the years ended December 31, 2002, 2001 and 2000, the Company incurred losses from continuing operations of $3,913,151, $7,788,557 and $2,840,419, respectively. At December 31, 2002, the Company had an accumulated deficit of $22,580,994 and a negative working capital of $509,372. The Company’s ability to continue as a going concern is dependent on it ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations, however, there can be no assurance that the sources will be available or available on terms favorable to the Company. We believe we have enough cash to fund our operations through the end of our first quarter ended March 31, 2003. Management anticipates that the impact of the actions listed below, might generate sufficient cash flows to pay current liabilities and fund the Company’s future operations:

•	Continued reduction of operating expenses by controlling payroll and other general and administrative expenses.
•	Solicit additional equity and /or debt investment in the Company.
•	Sell operating assets of the company
•	See Note 11- Subsequent Events

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

INVENTORIES

The Company’s online document management service does not require maintaining any assets classified as inventories, as the services are delivered electronically. Inventories related to the discontinued accounting software business consist principally of manuals for the various software modules, stocked software and shipping supplies. Inventory is recorded at the lower of cost (first-in, first-out) or market. See Note 2 - Discontinued Operations of Accounting Software Business.

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

SOFTWARE DEVELOPMENT COSTS

The Company has adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Pursuant to SOP 98-1, expenditures for internal use software are expensed during the preliminary project stage. For the years ended December 31, 2002, 2001 and 2000, the Company expensed all initial software costs as research and development expense since costs were incurred during the preliminary project stage.

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

GOODWILL

During the year ended December 31, 2001, goodwill of approximately $2,264,000, $4,059,000, $1,562,000 and $694,000 was recorded related to the acquisitions of Edge Technologies, Incorporated (“Edge”), Red Wing, Champion and FMS/Harvest, respectively.

In June 2001, the Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. Pursuant to SFAS No. 142, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company’s books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Goodwill will be reviewed on a periodic basis based on its fair value.

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

OTHER INTANGIBLES AND ACQUIRED SOFTWARE DEVELOPED

Other intangibles (included in discontinued operations of the accounting software business), net of amortization, were $869,927 and $2,048,552 at December 31, 2002 and 2001, respectively. The intangible assets relate to customer relationships, acquired software developed and non-compete agreements related to the accounting software business. Included in the discontinued operations of the accounting software business is amortization of acquired software developed of $441,237 and $187,253 for the years ended December 31, 2002 and 2001, respectively. Other intangible assets were being amortized over two years on a straight-line basis. Accumulated amortization at December 31, 2002 and 2001 was $1,487,321 and $308,697, respectively. Pursuant to the Company’s decision to discontinue the accounting software business, a loss on disposal of accounting software business of $1,650,000 related to other intangibles and goodwill was recorded in December 2002. See Note 2 - Discontinued Operations of Accounting Software Business.

Based on the Company’s decision to discontinue the accounting software business operations, no amortization of other intangibles and acquired software developed will be recorded during the year ending December 31, 2003.

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

CREDIT RISK

Credit risk on accounts receivable is minimized as a result of the large and diverse nature of the Company’s customer base.

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

The Company has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $129,488, $678,280 and $54,687, for the years ended December 31, 2002, 2001 and 2000, respectively. The Company recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, the Company’s results would have been as follows:

	Years Ended December 31,
	2002	2001	2000
Net loss:
As reported	$(9,658,755)	$(9,446,808)	$(2,840,419)
Pro forma	(11,221,388)	(13,062,595)	(2,968,959)

Basic and diluted net loss per share:
As reported	$(0.77)	$(1.15)	$(1.65)
Pro forma	$(0.90)	$(1.59)	$(1.73)

Stock-based compensation
As reported	$129,488	$678,280	$54,687
Pro forma	$1,562,633	$3,615,787	$128,540

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

FINANCIAL INSTRUMENTS

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

INCOME TAXES

The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for differences between the financial reporting and tax bases of the Company’s assets and liabilities at currently enacted tax rates.

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

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is still evaluating the effect of adopting SFAS No. 146.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002. The adoption of SFAS No. 147 did not have a material effect on the Company’s consolidated financial position or results of operations.

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

NOTE 2 - DISCONTINUED OPERATIONS OF ACCOUNTING SOFTWARE BUSINESS

In December 2002, the Company’s Board of Directors authorized a plan to sell the Company’s accounting software business to key employees. In February 2003, the Company entered into a definitive purchase agreement to sell substantially all the assets of our accounting software business to key employees (“the Purchaser”). The accounting software business publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. The Company acquired the accounting software business during the year ended December 31, 2001 for the purpose of utilizing the businesses’ customer base to market the Company’s Epoxy products and services. In 2002, the Company determined to abandon the Epoxy business after acquiring the rights to develop and market hosted content management solution products. Therefore, since the Company abandoned the Epoxy business model to focus on the hosted solutions business, the accounting software business no longer fits within the Company’s business plan. The assets to be sold consist primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser will also assume substantially all the liabilities of the accounting software business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser will pay the Company cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the accounting software business. The proposed sale, which we expect to be complete by April 30, 2003, is subject to the satisfaction or waiver of several conditions, including the approval of the Company’s shareholders.

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

Net sales of the accounting software business for the years ended December 31, 2002 and 2001 were $4,179,547 and $2,248,060, respectively. The pretax loss related to the discontinued operations reported in the consolidated statements of operations for the years ended December 31, 2002 and 2001 was $4,005,604 and $1,658,251, respectively. The pretax loss for the years ended December 31, 2002 and 2001 includes amortization of goodwill and other intangible assets of $1,178,625 and $1,513,061, respectively, and loss on impairment of goodwill of $2,131,391 recorded during the year ended December 31, 2002.

Assets and liabilities of the accounting software business consisted of the following at December 31:

	2002	2001
Cash	$526,447	$387,578
Accounts receivable, net	176,370	188,620
Inventories	46,438	60,121
Property and equipment, net	119,561	99,753
Acquired software developed, net	492,170	933,407
Goodwill, net	1,318,260	5,099,651
Other intangibles, net	869,927	2,048,552
Other assets	40,568	52,463
Total assets	$3,589,741	$8,870,145

Accounts payable	81,064	111,317
Accrued expenses	244,360	284,418
Deferred revenue	1,774,491	1,481,750
Notes payable	1,582,904	2,099,072
Total liabilities	$3,682,819	$3,976,557

Net assets (liabilities) of operations of discontinued accounting software business	$(93,078)	$4,893,588

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

Components of goodwill and other intangibles (which are included in the net assets (liabilities) of operations of discontinued accounting software business) are as follows:

	December 31, 2002		December 31, 2001
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Customer lists	$1,737,248	$1,096,128	$1,737,248	$228,435
Non-compete agreements	620,000	391,193	620,000	80,261
	2,357,248	1,487,321	2,357,248	308,696

Intangible assets not subject to amortization
Goodwill	$5,618,564	$4,300,304	$8,567,228	$2,650,304

The changes in the carrying value of goodwill for the year ended December 31, 2002 are as follows:

Balance of goodwill (less accumulated amortization) as of December 31, 2001	$5,916,924
Second quarter impairment loss recorded June 30, 2002	(2,131,391)
Sale of Epoxy Network technology asset in August 2002	(817,273)
Loss on discontinued accounting software business	(1,650,000)
Balance as of December 31, 2002	$1,318,260

NOTE 3 - BUSINESS COMBINATIONS

PRE JULY 1, 2001 COMBINATIONS

EDGE TECHNOLOGIES, INC.

On January 16, 2001, the Company completed its merger with privately held Edge Technologies, Incorporated (“Edge”), the creator of a fully integrated eBusiness website service called Account Wizard, which has been subsequently branded as part of the Epoxy Network. The merger was accounted for under the purchase method of accounting with the operations of Edge included in the Company’s consolidation as of that date. The former stockholders of Edge received $300,000 in cash and 325,000 shares of the Company’s common stock.

Terms of the merger agreement required an additional cash payment and issuance of stock upon a capital raising event. With the completion of the Meteor Industries, Inc. merger on April 30, 2001, the former stockholders of Edge received the final consideration as specified in the merger agreement of 225,000 shares of the Company’s common stock on April 30, 2001, and $400,000 in cash on May 2, 2001, in settlement of the earn-out provisions.

With closing costs, the total consideration plus the fair value of the net liabilities assumed was approximately $2,264,000, consisting primarily of goodwill. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

METEOR INDUSTRIES, INC. - OLD AIQ MERGER TRANSACTION

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

Pursuant to the Merger Agreement, in exchange for their shares of Old AIQ common stock, each shareholder of Old AIQ common stock received one share of Meteor’s common stock (after giving effect to the Re-incorporation Merger). At the time of the Merger there were 4,385,911 shares of common stock of Old AIQ outstanding, (excluding 400,000 shares held by Meteor, which were cancelled upon the effective time of the Merger). In addition to receiving shares of Meteor’s common stock, each of the former Old AIQ shareholders was entitled to receive a warrant to purchase two shares of Meteor’s common stock for every three shares of Old AIQ common stock held by such shareholder. The warrants, which expire on April 30, 2006, are exercisable at a price of $5.50 share upon notice to the holders thereof after the closing price of Meteor’s common stock (as quoted on the Nasdaq SmallCap Market) has averaged $7.50 for 14 consecutive days. (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination.)

RED WING BUSINESS SYSTEMS, INC.

On June 6, 2001, the Company completed its acquisition of Red Wing Business Systems, Inc. (“Red Wing”), a Minnesota corporation. Red Wing, which operates as a wholly owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses, farm and agricultural producers. Pursuant to a Stock Purchase Agreement (the “Agreement”) dated June 6, 2001, the Company purchased all of the outstanding capital stock from the shareholders of Red Wing (the “Sellers”). The acquisition of Red Wing was accounted for under the purchase method of accounting.

The Sellers received an aggregate of 400,000 shares of the Company’s common stock and cash in the aggregate of $1,600,000, of which $400,000 was delivered at the closing. Under the Agreement, the Company was obligated to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. As security for the Company’s obligations to make the first two future cash payments of $400,000 each, the Company granted a security interest in the newly-acquired shares of Red Wing to the Sellers pursuant to a pledge agreement by and among the Company and the Sellers dated as of June 6, 2001.

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

POST JUNE 30, 2001 COMBINATIONS

CHAMPION BUSINESS SYSTEMS, INC.

On September 18, 2001, the Company completed its merger with privately held Champion Business Systems, Inc. (“Champion”, a Colorado corporation. Champion, which operates as a wholly owned subsidiary of the Company, produces and sells accounting and financial management software for small and medium-sized businesses. The merger was accounted for under the purchase method of accounting with the operations of Champion included in the Company’s consolidated financial statements as of that date.

The former shareholders of Champion are divided into two groups: Minority Shareholders and Majority Shareholders. At closing, the Majority Shareholders received an aggregate of 299,185 shares of the Company’s common stock and all former Champion shareholders received their pro rata share of a $512,328 cash payment. Terms of the merger agreement required additional cash payments of $1,000,000 payable in 4 equal installments, each due on the 4, 8, 12 and 16-month anniversaries. The Company granted a security interest in the newly-acquired shares of Champion to the former Champion shareholders pursuant to a pledge agreement dated as of September 14, 2001.

With closing costs, the total consideration plus the fair value of the net liabilities assumed is approximately $3,692,000, consisting primarily of goodwill and other intangibles.

The primary reason for the acquisition of Champion was to expand the Company’s software and service support customer base and business. The factors contributing to goodwill were principally based on the Company’s belief that synergies would be generated through the combining of the Company’s other software and service support with Champion’s accounting packages. The total purchase included common stock issued of 299,185 valued at $4.89 per share, the average of the closing bid and ask price for the Company’s common stock 10 trading days before September 18, 2001 (the effective date of the acquisition of Champion). In addition, the Company did not issue any options or warrants in conjunction with the Champion acquisition.

The Company recorded goodwill and other intangibles allocated to customer relationships, non-compete agreements and acquired software developed of approximately $1,318,700, $200,000 and $495,000, respectively. (See table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of combination).

FMS MARKETING, INC.

On October 10, 2001, the Company acquired all of the outstanding capital stock of FMS Marketing, Inc., a New Lennox, Illinois accounting software provider doing business as “FMS/Harvest.” Like Red Wing, FMS/Harvest also serves users primarily in the agricultural and farming industries. In consideration for the purchase, the Company paid approximately $300,000 in cash at closing; issued 6-month promissory notes in the total amount of $300,000; and issued 250,000 shares of the Company’s common stock. The common stock was valued at $3.02 per share, the average of the closing bid and ask price for the Company’s common stock 10 trading days before October 10, 2001 (the effective date of acquisition). The primary reason for the acquisition of FMS/Harvest was to continue expanding the Company’s software and service support customer base and business. The factors contributing to goodwill were principally based on the Company’s belief that synergies would be generated through the combining of the Company’s other software and service support with FMS/Harvest’s accounting packages.

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

Pro Forma for the Year Ended December 31, 2001
Revenues	$5,382,906
Loss from operations	(9,491,914)
Net loss	$(9,413,688)
Basic and diluted net loss per common share	$(0.93)

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

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2002	2001
Furniture	$40,845	$54,312
Equipment	121,333	221,058
Software	64,056	393,056
Leasehold improvements	—	4,427
Less-accumulated depreciation and amortization	(102,729)	(252,117)
Net property and equipment	$123,505	$420,736

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $144,962, $185,520 and $81,294, respectively.

See Note 2 - Discontinued Operations of the Accounting Business relating to the re-classification of certain property and equipment.

NOTE 6 - PREPAID ROYALTIES AND LONG-TERM DEBT

We have entered into an application service provider software license agreement with Stellent, Inc. The prepaid royalties at December 31, 2002 and 2001 of $975,000 and $1,500,000, respectively, relates to minimum royalty fees required under the agreement. On December 28, 2001, we entered in an application service provider (“ASP”) software license agreement. The ASP agreement provides us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent’s Content Management software. We agreed to pay a royalty of 20% of net receipts, as defined in the ASP agreement, or $500 per month per customer, whichever is greater. The minimum royalty commitments for the exclusive ASP license are as follows: $1,000,000 for 2002, $2,000,000 for year 2003 and $3,000,000 for year 2004. If the minimum royalties have been paid for all three years, an additional three-year exclusive option is provided, otherwise, we have the option to renew for an additional three years under a non-exclusive right. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002 we prepaid the September and December payments and in consideration of the early payment, we received a 5% discount, or $50,000. Since our revenues for the year of 2002 were below the minimum, we recognized the full amount of expense and finished the year with a remaining balance of $975,000.

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

Minimum future obligations on leases in effect at December 31, 2002, are approximately as follows:

2003	$294,000
2004	193,000
2005	118,000
Thereafter	229,000
Total	$834,000

If the accounting software business is disposed of as anticipated in April 2003, (See Note 2 - Discontinued Operations of the Accounting Business) the revised future obligations on the leases in effect at December 31, 2002, are approximately as follows:

2003	$140,000
2004	70,000
Total	$210,000

Employment Agreements

On January 1, 2002, we amended the employment agreement with D. Bradly Olah, the Company’s Chief Executive Officer through December 2002. Pursuant to the terms of the agreement, Mr. Olah was entitled to an annual salary of $200,000 and was eligible for an annual bonus of up to 100 percent of his salary upon the achievement of certain corporate objectives. Following the amendment of his employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. Mr. Olah served as our President until November 25, 2002, and our Chief Executive Officer until December 31, 2002, at which time he resigned from his positions. See Note 11 - Subsequent Events for a detailed discussion regarding Mr. Olah’s severance agreement and cancellation of the promissory note.

On May 8, 2002, we entered into a one-year employment agreement with Jeffrey M. Traynor as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Traynor is entitled to an annual salary of $120,000 and a guaranteed bonus of $60,000 (the bonus to be paid in four equal installments beginning May 2002, then in August and November 2002, with a final installment due February 2003). Mr. Traynor was also awarded an option to purchase 175,000 shares of the Company’s common stock at a price of $1.25 per share, with 35,000 options vesting immediately and the balance vesting ratably over a four-year period. The Company may be required to pay nine months of severance for a termination without cause, as defined in the agreement or in the event of a change of control as defined in the agreement.

On November 25, 2002, we entered into a two-year employment agreement with Jack A. Johnson as our President and Chief Operating Officer. Pursuant to the terms of the agreement, Mr. Johnson is entitled to an annual salary of $180,000 and is entitled to an annual bonus of up to 100% of his salary upon achievement of certain corporate objectives established by the Company’s Board of Directors. Mr. Johnson was also awarded an option to purchase 900,000 shares of the Company’s common stock at a price of $0.35 per share, with 90,000 options vesting immediately and the balance vesting ratably over a three-year period. The Company may be required to pay one-year severance payment for a termination without cause, as defined in the agreement and up to two years in the event of a change of control as defined in the agreement. Note 11 - Subsequent Events for a discussion regarding Mr. Johnson’s appointment to Chief Executive Officer.

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

NOTE 8 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

In March 1999, Old AIQ sold 70,000 shares of its common stock to Stellent, Inc. (f/k/a Intranet Solutions, Inc.) at $2.50 per share, for total cash proceeds of $175,000 (pre-split values).

In June 2000, Old AIQ declared a 1-for-15 reverse stock split. The stock split has been retroactively reflected in the accompanying financial statements. Following the completion of the reverse stock split, Old AIQ conducted a rights offering whereby existing shareholders purchased 1,856,634 shares of common stock at $0.38 per share, with net proceeds of $712,362.

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

Option Grants

In March 2001, an employee was granted options to purchase 25,000 shares of common stock at $1.00 per share at a time when the fair value of the Company’s common stock was $2.75 per share. Deferred compensation of $43,750 was established and is being expensed over the vesting period of the options.

In April 2001, one employee was granted options to purchase 40,000 options to purchase common stock at $1.00 per share and another was granted options to purchase 100,000 options at $2.00 per share at a time when the fair value of the Company's common stock was $2.75 per share. Deferred compensation of $145,000 was established and is being expensed over the vesting period of the options.

In July 2001, 550,000 options were granted to two of the Company’s executives with an exercise price of $5.00 per share when the fair market value of common stock was $5.87. Deferred compensation of $478,500 was established and is being expensed over the vesting period of the options.

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

Mr. Brimmer served as the Company’s Chief Executive Officer from April 30, 2001 until December 1, 2001. The Company had an employment agreement dated May 1, 2001 with Mr. Brimmer. In addition to his annual salary of $125,000, Mr. Brimmer was entitled to an annual bonus of up to 75 percent of his salary upon the achievement of certain corporate objectives and a $250,000 bonus when the Company raised an aggregate of $12 million in equity financings, which was reached in the fourth quarter of fiscal 2001. Mr. Brimmer was also awarded an option to purchase up to 250,000 shares of the Company’s common stock at a price of $5.00 per share, which option was to vest in equal installments over four years. Pursuant to an agreement dated November 27, 2001, and in accordance with Mr. Brimmer’s employment agreement, the Company paid $250,000 to Brimmer Company, LLC in satisfaction of the bonus owed to Mr. Brimmer for achieving equity financings of at least $12 million. Although Mr. Brimmer resigned from his positions as Chief Executive Officer and Chief Financial Officer as of December 1, 2001, he agreed to remain as Chairman of the Board of Directors for the remainder of his term and to provide certain consulting services to the Company as requested. In connection with the termination, Mr. Brimmer agreed to waive any severance of any other payments under the remaining term of the agreement. The Company agreed to immediate vesting of his existing options and to permit exercise of those options until December 1, 2006. In connection with the $250,000 payment to Brimmer Company, the Company recorded an expense of $250,000 in 2001. The Company also recorded aggregate expenses of $343,500 in connection with the agreement to immediately vest Mr. Brimmer’s options and permit the exercise of such options until December 1, 2006 pursuant to APB Opinion No. 25 and related interpretations.

During the year ended December 31, 2002, the Company granted 2,366,283 options to purchase common stock at prices ranging from $0.35 to $4.27 per share. All options were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The total amount of compensation expense recorded, pursuant to APB 25 and related interpretations, for the years ended December 31, 2002 and 2001 was $129,488 and $678,281, respectively. Following is a roll forward of the deferred compensation account:

Balance at December 31, 2000	$172,813
Additions	817,169
Compensation expense	(678,281)
Balance at December 31, 2001	$311,701
Additions	—
Compensation expense	(129,488)
Balance at December 31, 2002	$182,213

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

The following assumptions were used to value the fair value of warrants given for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 4 to 6%, expected life equal to the contractual life of five years and volatility of 74 to 193%.

Information regarding the Company’s warrants is summarized below:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 1999	10,000	$60.00		$60.00
Granted	140,694	3.04		1.00-37.50
Cancelled or expired	—	0.00		0.00
Exercised	—	0.00		0.00
Outstanding at December 31, 2000	150,694	$3.24	$$	1.00-60.00

Granted-including warrants previously
issued by Meteor before the merger	7,726,122	5.32		2.50- 7.50
Cancelled or expired	(74,678)	3.81		1.00- 37.50
Exercised	(22,682)	1.00		1.00
Outstanding at December 31, 2001	7,779,456	$5.28	$$	1.00-60.00

Granted	1,563,345	1.21		1.00- 5.00
Re-priced grants	1,054,000	1.06		1.00- 2.00
Cancelled or expired	(19,500)	3.86		2.43 - 6.87
Re-priced cancellations	(1,054,000)	5.61		5.50 - 7.50
Exercised	(54,000)	2.00		2.00
Outstanding at December 31, 2002	9,269,301	$4.05	$$	1.00-60.00

Warrants exercisable at December 31, 2002	9,269,301	$4.05	$$	1.00-60.00

The weighted average fair value of warrants granted was $1.21 in 2000, $1.41 in 2001 and $0.65 in 2002.

Stock Subscription Receivable

In October 1999, a former director of Old AIQ purchased 8,334 shares (125,000 pre 1-for-15 reverse stock split shares) of its common stock at $37.50 per share ($2.50 pre 1-for-15 reverse stock split price) in exchange for a non-recourse note totaling $312,500. The note was recorded as a stock subscription receivable and was due and payable in full 90 days following the date the individual ceased to be a director. In March 2001, the former director resigned from the board. In June 2001, we redeemed the 8,334 shares and cancelled the note.

In December 2000, we entered into a subscription receivable for the purchase of 100,000 shares of common stock at a price of $2.75 per share with a director of the Company. In April 2002, the receivable was paid.

On January 1, 2002, we amended the employment agreement with D. Bradly Olah. Following the amendment of his employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement. See Note 11 - Subsequent Events for a detailed discussion regarding Mr. Olah’s severance agreement and cancellation of the promissory note.

Stock Option Plans

The Company has five stock option plans. The Company has the 1994 Stock Option Plan, the 1998 Incentive Equity Plan, the 1999 Stock Option Plan, the 2000 Director Stock Option Plan and the 2001 Employee Stock Option Plan. As of December 31, 2002, an aggregate of 9,250,000 shares of the Company’s common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period of ranging from 3 to 4 years and expire 10 years from the date of grant.

Information regarding the Company’s stock options is summarized below:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 1999	46,997	$29.52
Granted	1,277,000	1.34
Canceled or expired	(55,000)	14.27
Exercised	—	—
Options outstanding - December 31, 2000	1,268,997	$2.07

Grants related to Meteor merger	2,047,935	3.32
Granted	2,384,559	4.16
Canceled or expired	(1,004,805)	2.65
Exercised	(641,345)	2.79
Options outstanding - December 31, 2001	4,055,341	$3.57

Granted	2,366,283	1.68
Canceled or expired	(1,343,475)	4.24
Exercised	(511,500)	3.98
Options outstanding - December 31, 2002	4,566,649	$2.38

Options exercisable - December 31, 2002	2,938,507	$3.08
Weighted average fair value of options
granted during the year ended December 31, 2002		$1.44
Weighted average fair value of options
granted during the year ended December 31, 2001		$4.21
Weighted average fair value of options
granted during the year ended December 31, 2000		$0.31

Options outstanding under the plans as of December 31, 2002, have exercise prices ranging from $1.00 per share to $37.50 per share and a weighted average remaining contractual life of 7.0 years.

The following information summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number |Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00 to $2.87	2,949,365	6.6 years	$1.24	1,563,115	$1.86
$3.00 to $5.50	1,596,950	7.5 years	$4.26	1,355,058	$4.21
$15.00 to $37.50	20,334	1.7 years	$20.90	20,334	$20.90
$1.00 to $37.50	4,566,649	7.0 years	$2.38	2,938,507	$3.08

NOTE 9 - INCOME TAXES

The Company has generated net operating loss carryforwards of approximately $15,150,000, which, if not used, will begin to expire in 2019. These net operating losses may currently be limited due to past changes in ownership of the Company. Future changes in the ownership of the Company may place additional limitations on the use of these net operating loss carryforwards.

The benefit from income taxes consists of the following:

Year Ended December 31,
	2002	2001	2000
Current income tax expense	$—	$—	$—
Deferred income tax benefit	—	—	—
Total benefit from income taxes	$—	$—	$—

The Company’s deferred tax assets are as follows:

	December 31,
	2002	2001
Net operating loss carryforwards	$6,210,000	$4,560,000
Federal tax carryback claim refund	290,000	—
Property and equipment basis difference	(100,000)	(41,000)
Accrued liabilities and other	195,000	—
Less: valuation allowance	(6,595,000)	(4,519,000)
Net deferred tax asset	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years is as follows:

	December 31,
	2002	2001	2000
Federal statutory tax rate	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(6.0%)	(6.0%)	(6.0%)
Change in valuation allowance	41.0%	41.0%	41.0%
Effective tax rate	0.0%	0.0%	0.0%

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	For the Years Ended December 31,
	2002	2001	2000
Cash paid for interest, net of original issue discount and
warrants issued for extension of debt	$75,716	$19,083	$37,517
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in payment of legal fees
and accounts payable	12,500	175,718	22,682
Issuance of stock in payment of accounts payable	—	—	162,247
Conversion of notes payable to common stock	348,758	—	55,000
Issuance of common stock for equipment	—	—	378,000
Issuance of common stock for license fees	—	—	350,001
Conversion of notes payable on advance on product purchases	—	—	306,000
Issuance of common stock to director	—	—	225,000
Issuance of common stock with non-recourse
note receivable	2,000,000	200,000	—
Acquisition of certain assets and goodwill recorded, and
assumption of certain liabilities on Edge
Technologies, Incorporated merger	—	1,512,500	—
Issuance of note receivable in connection with
the Meteor merger	—	500,000	—
Surrender of common stock on stock subscription
receivable canceled	—	312,500	—
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on Red Wing
Business Systems, Inc. acquisition	—	4,302,430	—
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on Champion
Business Systems, Inc. acquisition	—	3,191,375	—
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on FMS
Marketing, Inc. acquisition	—	1,234,594	—
Prepaid royalties financed with note payable	—	1,000,000	—
Reduction of note payable incurred on prepaid royalties
acquired due to discount for early payment	50,000	—	—
Conversion of Series B Preferred Stock into common stock	365,000	—	—

NOTE 11 - SUBSEQUENT EVENTS (unaudited)

On January 6, 2003 the Company entered into a severance agreement with D. Bradly Olah, its Chief Executive Officer, effective December 31, 2002. The agreement allows for the payment of Mr. Olah’s base salary through May 31, 2003, payment of health and other insurance benefits through December 31, 2003, the extension until December 31, 2007 to exercise options issued in July 2000. In exchange, Mr. Olah resigned as Chief Executive Officer and released the Company from all claims, including a release from his employment agreement dated May 1, 2001 (amended January 1, 2002). In addition, the Company exercised its right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 14, 2002 in exchange for the cancellation of his note receivable to the Company. Mr. Olah will remain as a Board member.

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

On March 14, 2003, the Company signed an agreement to sell the assets of its Hosted Solutions Business to Stellent Inc. for: (i) $650,000 cash; (ii) the reimbursement of transaction-related expenses incurred by us in the amount of $150,000; and (iii) the assumption of certain obligations, liabilities and employees of the Company. Under Minnesota law, shareholder approval is required when a corporation disposes of “all or substantially all” of its assets. The assets related to the Hosted Solutions Business, which represented only 23% of our total assets and which generated only 11% of our consolidated revenues for the year ended December 31, 2002, did not constitute the sale of all or substantially all of our assets. Therefore, the transaction is not subject to shareholder approval. Upon completion of this sale, the Company will no longer operate in the online document management business and will seek alternative business opportunities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 20, 2001, the Company and Arthur Andersen LLP agreed to terminate their relationship. The Company’s Audit Committee and Board of Directors participated in and approved the decision to change independent accountants on December 18, 2001. In connection with its audit of the Company’s financial statements for the 2000 and 1999 fiscal years (i.e., the financial statements of Old AIQ for the years ended December 31, 1999 and 2000) and through December 20, 2001, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused Arthur Andersen LLP to make reference to such disagreements in their report on the financial statements for such year.

On December 21, 2001, the Company engaged Virchow, Krause & Company, LLP as its new independent accountants. The engagement was approved by the Company’s Audit Committee and Board of Directors on December 20, 2001.

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

D. Bradly Olah, one of the co-founders of Old AIQ, is a member of our board of directors. Through December 31, 2002 Mr. Olah served as our President and Chief Executive Officer and from November 2001 through May 2002, he served as our Chief Financial Officer. Mr. Olah formerly served Old AIQ as its Executive Vice President from November 1999 to March 2001 and as Chief Executive Officer from April 1996 to November 1999. Mr. Olah was also a member of Old AIQ’s board of directors from its inception in April 1996. He was a director of Natural Resources Geophysical Corporation from 1996 until 1998, when it was sold to Eagle Geophysical of Houston, Texas. He was also the founder/Chairman and Chief Executive Officer and a director of Innovative Gaming Corporation of America from 1991 through February 1996 and also served as the Chief Financial Officer of that company from 1991 to 1993.

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

Wayne W. Mills was appointed to our board of directors on November 20, 2001. Since February 2002, Mr. Mills has served as Chief Executive Officer and director of Entrx Corporation (formerly known as Metalclad Corporation). Mr. Mills, the Company’s largest individual shareholder, is also the owner and president of Blake Capital Partners, LLC, a company that provides capital and consulting services to early stage businesses. Prior to forming Blake Capital Partners in 1999, Mr. Mills was employed for more than 18 years by R.J. Steichen & Co., where he was an investment banker and stockbroker.

Patrick L. Nelson was appointed to the Company’s board of directors in September 2002. Mr. Nelson has been partner of Intersect Strategies Group, LLP since January 2002 and from 1991 to 1999 he served as Deputy Commissioner of the State of Minnesota Department of Commerce, Insurance & Registration Division. Effective February 26, 2002, Mr. Nelson resigned as a member of our board as he again has taken a position as a Deputy Commissioner of the State of Minnesota.

Brent Robbins was appointed to the Company’s board of directors in November 2002. Since 2001, Mr. Robbins has served as counsel at General Mills, Inc. From 1999 to 2001, he was Vice President of Wyncrest Capital, Inc., a Minneapolis-based company that invests in early stage technology companies. From 1996 to 1999, Mr. Robbins was associated with the Bloomington, Minnesota law firm of Larkin, Hoffman, Daly & Lindgren, Ltd.

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

				Long-Term	All Other
	Annual Compensation			Compensation	Compensation

				Securities
				Underlying
Name and Principal Position	Year	Salary	Bonus	Options	Payouts
Chief Executive Officer,
and President (a)
D. Bradly Olah	2002	$193,653	—	—	—
	2001	$150,000	—	300,000	—
	2000	$75,000	—	—	—
Chief Financial Officer
Jeffrey M. Traynor (b)	2002	$61,184	$45,000	175,000	—
	2001	—	—	—	—
	2000	—	—	—	—

(a) D. Bradly Olah was our President (until November 2002) and our Chief Executive Officer until his resignation on December 31, 2002. Mr. Olah was our Chief Financial Officer from December 1, 2001 until May 8, 2002. Mr. Olah will continue to be a member of our board of directors. He formerly served Old AIQ as its Executive Vice President from November 1999 to March 2001 and as Chief Executive Officer from April 1996 to November 1999. Mr. Olah was also a member of Old AIQ’ board of directors from its inception in April 1996.

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

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUE TABLE

Shown below is information relating to (i) the exercise of stock options during 2002 by our Chief Executive Officer and each of our other most highly compensated executive officers as of December 31, 2002 and (ii) the value of unexercised options for each of the Chief Executive Officer and such executive officers as of December 31, 2002:

	Number of		Number of shares		Value of unexercised
	shares		underlying unexercised		in-the-money options
	acquired on	Value	options at Dec. 31, 2002		at Dec. 31, 2002 (b)
	exercise	realized	Exercisable	Unexercisable	Exercisable	Unexercisable
D. Bradly Olah (a)	500,000	$2,000,000	—	—	$—	$—
			60,000	—	$—	$—
			100,000	—	$—	$—

Jeffrey M. Traynor	—	$—	35,000	140,000	$—	$—

(a)	On January 1, 2002, we amended an employment agreement with our President and Chief Executive Officer, D. Bradly Olah. Following the amendment of this employment agreement, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share. On January 14, 2002, Mr. Olah exercised his right to acquire all 500,000 shares subject to the option, though none had yet vested, by delivering a promissory note to us in the amount of $2,000,000 and pledging all 500,000 shares acquired as security for the repayment of the note, all in accordance with the terms of the option agreement. In November 2002, Jack A. Johnson replaced Mr. Olah as our President. On January 6, 2003 we entered into a severance agreement with Mr. Olah, effective December 31, 2002. The agreement allows for the extension until December 31, 2007, to exercise 100,000 options (at $1.00 per share) issued in July 2000. In exchange, Mr. Olah resigned as Chief Executive Officer and released the Company from all claims, including a release from his employment agreement dated May 1, 2001 (amended January 1, 2002). In addition, the Company exercised its right to a non-cash repurchase of 500,000 shares of common shares issued to Mr. Olah on January 7, 2002 in exchange for the cancellation of his note receivable to the Company.

(b)	The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $0.22, the fair market value of the Company’s common stock on December 31, 2002.

EMPLOYMENT AGREEMENTS

D. Bradly Olah

Mr. Olah’s employment with our Company is also pursuant to a May 1, 2001 employment agreement, which was amended as of January 1, 2002 in order to increase his base salary from $150,000 to $200,000 and to reflect his appointment as Chief Executive Officer. In addition to his annual base salary, Mr. Olah is eligible for an annual bonus of up to 100 percent of his salary upon the achievement of certain corporate objectives. The agreement also contains non-competition and non-solicitation covenants, prohibiting Mr. Olah from engaging in a competing activity or soliciting company employees or customers for a 12-month period following the termination of his employment. In the event Mr. Olah’s employment with us is terminated without cause (as defined therein), Mr. Olah is entitled to a lump sum severance payment equal to his then-current base salary. In the event Mr. Olah’s employment is terminated within one year of a change of control of our Company, he is entitled to receive his base salary for a 24-month period. In connection with the May 1, 2001 employment agreement, Mr. Olah was also awarded options to purchase up to 300,000 shares of our common stock at a price of $5.00 per share, which option vests in equal installments over four years. Following the amendment of his employment agreement in January 2002, Mr. Olah was awarded an option to purchase an additional 500,000 shares at $4.00 per share.

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

Jeffrey M. Traynor

On May 8, 2002, we entered into a one-year employment agreement with Jeffrey M. Traynor as our Chief Financial Officer. Pursuant to the terms of the agreement, Mr. Traynor is entitled to an annual salary of $120,000 and a guaranteed bonus of $60,000 (the bonus to be paid in four equal installments beginning May 2002, then in August and November 2002, with a final installment due February 2003). Mr. Traynor was also awarded an option to purchase 175,000 shares of the Company’s common stock at a price of $1.25 per share, with 35,000 options vesting immediately and the balance vesting ratably over a four-year period.

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

Jack A. Johnson

The terms of Jack A. Johnson’s employment with us as our President and Chief Operating Officer are described in a letter agreement dated October 23, 2002. Pursuant to the letter agreement, Mr. Johnson was entitled to receive an annual base salary of $180,000 and a $25,000 automatic bonus payable in the second quarter of fiscal 2003. Further, Mr. Johnson was eligible to receive an annual bonus of up to 100 percent of his base salary upon achieving certain performance objectives. Mr. Johnson was also awarded options to purchase 900,000 shares of our common stock, of which 90,000 shares vested immediately with the balance vesting in three equal annual installments. The options have an exercise price of $0.35 per share. On January 16, 2003, Mr. Johnson was appointed President and Chief Executive Officer. In connection with the sale of our hosted solutions business to Stellent, Inc., Mr. Johnson was hired by Stellent to be its vice president of hosted solutions. Notwithstanding that Mr. Johnson accepted a full-time employment position with Stellent, Mr. Johnson claims to be entitled to a lump sum severance payment from us in an amount exceeding $200,000 (including the $25,000 bonus) pursuant to the terms of an alleged employment agreement with the Company. As we have informed Mr. Johnson, it is our position that he does not have an enforceable employment agreement with us (other than the October 23, 2002 letter agreement) and that he is not entitled to any severance or other payments from us, except for the $25,000 bonus payment.

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

Report of the Audit Committee

The Company has established a three-member Audit Committee within the Board of Directors. For the fiscal year ended December 31, 2002, the Audit Committee consisted of Kenneth W. Brimmer, Patrick L. Nelson and Brent Robbins. The Board will proceed with a formal search to replace the vacancy created by the resignation of Mr. Nelson. The primary functions of the Audit Committee are (i) to serve an as independent and objective party to monitor the Company’s financial reporting process and internal control system, (ii) to review and appraise the audit efforts of the Company’s independent accountants and internal audit department, and (iii) to provide an open avenue of communication among the independent accountants, financial and senior management, the internal audit department, and the Board of Directors.

The Board of Directors has determined that, except for Mr. Brimmer, each of the Audit Committee members is an “independent director,” as such term is defined by Section 4200(a)(15) of the listing standards of the National Association of Securities Dealers (“NASD”). Mr. Brimmer does not meet the definition of “independent” because, although he is not currently an employee of the Company, he served as the Company’s Chief Executive Officer and Chief Financial Officer from April 30, 2001 through November 27, 2001. Section 4350(d)(2) of the NASD listing standards, however, provides that a director who is not independent as defined by Section 4200(a)(13) and is not currently an employee of the Company or an immediate family member of an employee of the Company may be appointed to the Audit Committee if the Board of Directors determines that is required in the best interests of the Company. Currently, there are only six members of the Company’s Board of Directors and the Company has been unsuccessful in recruiting additional directors. The Board of Directors therefore determined that, notwithstanding Mr. Brimmer’s former employment by the Company, it would be in the Company’s best interests to have 3 members on the committee, one of whom does not meet the definition of “independent” under NASD rules, rather than have only two independent directors serve on the Audit Committee.

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

The Audit Committee has reviewed the Company’s audited consolidated financial statements for the last fiscal year and discussed them with management.

The Audit Committee has discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

The Audit Committee has received and reviewed the written disclosures and the letter from Virchow Krause & Company, LLP, the Company’s independent auditors, required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, promulgated by the Independence Standards Board, and has discussed with Virchow Krause & Company, LLP such firm’s independence.

The Audit Committee, based on the review and discussions described above, has recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the last fiscal year.

Submitted by the Audit Committee of the Company’s Board of Directors:

Kenneth W. Brimmer
Patrick L. Nelson
Brent Robbins

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company’s Compensation Committee during the fiscal year ended December 31, 2002, consisted of Messrs. Eibensteiner and Mills. Neither Mr. Eibensteiner nor Mr. Mills have served as an executive officer or employee of the Company. Mr. Eibensteiner did serve as the Company’s Secretary until June 24, 2002, however, a position for which he received no compensation. No executive officer or director of the Company served as a member of the compensation committee or board of directors of another entity, one of whose executive officers or directors served on the Company’s compensation committee or board of directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Decisions on compensation of the Company’s executives generally have been made by the Compensation Committee. Each member of the Compensation Committee is a non-employee director. All decisions by the Compensation Committee relating to the compensation of the Company’s executive officers are reviewed by the entire Board of Directors. Pursuant to rules designed to enhance disclosure of the Company’s policies toward executive compensation, set forth below is a report prepared by the Compensation Committee addressing the compensation policies for the Company and its subsidiaries for the fiscal year ended December 31, 2002 as they affected the Company’s executive officers.

The Compensation Committee’s executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company’s annual objectives and long-term goals, reward above-average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. Executive compensation is set at levels that the Compensation Committee believes to be consistent with others in the Company’s industry.

There are three elements in the Company’s executive compensation program, all determined by individual and corporate performance: base salary compensation; annual incentive compensation; and stock grants.

Base salary compensation is determined by the potential impact the individual has on the Company, the skills and experiences required by the job, and the performance and potential of the incumbent in the job.

Annual incentive compensation for executives of the Company is based primarily on corporate operating earnings and revenue growth and the Company’s positioning for future results, but also includes an overall assessment by the Compensation Committee of executive management’s performance, as well as market conditions.

Awards of stock grants under the 1999 Stock Option Plan are designed to promote the identity of long-term interests between the Company’s executives and its shareholders and assist in the retention of executives.

Total compensation opportunities are competitive with those offered by employers of comparable size, growth and profitability in the Company’s industry.

Mr. Olah received an annualized base salary of $150,000 until January 2002, at which time the Compensation Committee increased Mr. Olah’s annualized base salary to $200,000 for the remainder of the 2002. This increase resulted from the Committee’s assessment of the complexity of the Company’s operations. Following the amendment of his employment agreement in January 2002, the Company granted Mr. Olah an option to purchase up to 500,000 shares of the our common stock at a price of $4.00 per share (with the closing sale price of the Company’s common stock on the date of grant being $3.70). Mr. Olah received no cash incentive compensation award for the fiscal year ended December 31, 2002.

The Compensation Committee surveys employee stock option programs of companies with similar capitalization to the Company prior to recommending the grant of options to executives. While the value realizable from exercisable options is dependent upon the extent to which the Company’s performance is reflected in the market price of the Company’s common stock at any particular point in time, the decision as to whether such value will be realized in any particular year is determined by each individual executive and not by the Compensation Committee. Accordingly, when the Committee recommends that an option be granted to an executive, that recommendation does not take into account any gains realized that year by that executive as a result of his or her individual decision to exercise an option granted in a previous year.

Submitted by the Compensation Committee of the Company’s Board of Directors:

Ronald E. Eibensteiner
Wayne W. Mills

STOCK PERFORMANCE GRAPH

The following presentation compares the Company’s common stock price in the period from May 1, 2001 (the date of which we completed our merger with activeIQ Technologies and adopted their business model) through December 31, 2002, to the ISDEX Internet Index and to the Nasdaq Composite Index.

	4/30/01	6/30/01	9/30/01	12/31/01	3/31/02	6/30/02	9/30/02	12/31/02
Active IQ	$100.00	$110.19	$57.41	$84.26	$38.89	$20.37	$8.33	$3.89
ISDEX Internet	$100.00	$95.97	$44.29	$70.60	$62.71	$41.81	$31.18	$42.10
Nasdaq Composite	$100.00	$102.13	$70.82	$92.16	$87.20	$69.14	$55.38	$63.11

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

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class
Kenneth W. Brimmer	1,041,434 (2)	7.8
5720 Smetana Drive, Ste 101
Minnetonka, MN 55343
Ronald E. Eibensteiner	1,525,734 (3)	11.3
800 Nicollet Mall, Ste 2690
Minneapolis, MN 55402
Wayne W. Mills	2,524,234 (4)	18.4
5020 Blake Road
Edina, MN 55436
D. Bradly Olah	868,134 (5)	6.5
5720 Smetana Drive, Ste 101
Minnetonka, MN 55343
Mark D. Dacko	40,000 (6)	*
5720 Smetana Drive, Ste 101
Minnetonka, MN 55343
Brent Robbins	*	*
5720 Smetana Drive, Ste 101
Minnetonka, MN 55343
Jack A. Johnson	90,000 (7)	*
5720 Smetana Drive, Ste 101
Minnetonka, MN 55343
All directors and officers as a group	6,089,536 (8)	38.9

Boston Financial Partners, Inc.	2,146,667 (9)	15.2
17 Bayns Hill Road
Boxford, MA 01921
Gulfstream Financial Partners, LLC	806,300 (10)	6.0
2401 PGA Boulevard, Ste 190
Palm Beach Gardens, FL 33410

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)	Includes 207,834 shares issuable upon exercise of certain warrants. Also includes 450,000 shares issuable upon exercise of options, all of which are vested.

(3)	Includes 633,334 shares issuable upon exercise of certain warrants, of which 533,334 are owned by Wyncrest Capital, Inc., of which Mr. Eibensteiner is the sole director. Also includes 617,400 shares owned by Wyncrest Capital, Inc. Also includes 75,000 shares issuable upon exercisable of options which vest within 60 days.

(4)	Includes 938,334 shares issuable upon exercise of certain warrants, of which 540,000 are owned by Blake Capital, LLC of which Mr. Mills is the sole member. Also includes 271,000 shares owned by Blake Capital, LLC, 30,000 shares owned by Sea Spray, Ltd., a foreign corporation of which Mr. Mills is the sole director. Also includes 150,000 shares owned by Mr. Mills’ spouse. Mr. Mills disclaims beneficial ownership of these shares.

(5)	Includes 204,501 shares issuable upon exercise of certain warrants. Also includes 223,333 shares issuable upon exercise of options which vest within 60 days. Also includes 165,000 shares and 110,000 shares issuable upon exercise of certain warrants owned by Mr. Olah’s spouse; and 15,000 shares and 10,000 shares issuable upon exercise of certain warrants owned by the D. Bradly Olah Irrevocable Trust.

(6)	Represent shares issuable upon the exercise of an option.

(7)	Represent shares issuable upon the exercise of an option.

(8)	Includes 2,104,003 shares issuable upon exercise of certain warrants. Also includes 788,333 shares issuable upon exercise of options which vest within 60 days.

(9)	Includes 1,380,000 shares issuable upon the exercise of certain warrants.

(10)	Includes 705,000 shares issuable upon the exercise of certain warrants.

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

Pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, within 90 days prior to the filing of the original Form 10-K, filed on March 31, 2003 (the “Evaluation Date”), the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed in the reports that the Company files or submits to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files to the SEC is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following exhibits are filed as part of this Amendment No. 1.

Exhibit No.	Description	Location
10.20	Severance Agreement by and between	Incorporated by reference to Exhibit 10.20
	D. Bradly Olah and the Company	to Registrant’s Form 10-K dated
	dated January 6, 2003.	December 31, 2002
10.21	Severance Agreement by and between	Incorporated by reference to Exhibit 10.21
	Jeffrey M. Traynor and the Company	to Registrant’s Form 10-K dated
	dated March 14, 2003.	December 31, 2002
23.1	Consent of Virchow, Krause &	Filed herewith electronically
Company, LLP.
31.1	Certification Pursuant to Section 302	Filed herewith electronically
31.2	Certification Pursuant to Section 302	Filed herewith electronically
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

(b)    REPORTS ON FORM 8-K

For the quarter ended December 31, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC. (f/n/a Active IQ Technologies, Inc.) (“REGISTRANT”)

Date: January 14, 2005	By:	/s/ H. Vance White
H. Vance White Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 14, 2005 by the following persons on behalf of the Registrant, in the capacities indicated.

Signatures	Title

/s/ H. Vance White	Chief Executive Officer and Director
H. Vance White	(principal executive officer)

/s/ Mark D. Dacko	Chief Financial Officer, Controller, Secretary and Director
Mark D. Dacko	(principal financial and accounting officer)

Director
Norman D. Lowenthal

/s/ Stephen D. King	Director
Stephen D. King

