Form 10-Q/A
period 2003-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2005-01-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1
FORM 10-Q/A

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-12401

WITS BASIN PRECIOUS MINERALS INC.

(Exact Name of Registrant as specified in Its Charter)

Minnesota	84-1236619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

80 South 8th Street, Suite 900, Minneapolis, MN 55402
(Address of Principal Executive Offices)

612. 349.5277
(Issuer’s Telephone Number, Including Area Code)

ACTIVE IQ TECHNOLOGIES, INC.
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

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003, which amends the Company’s Form 10-Q originally filed on May 13, 2003, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-2 (file number 333-110831).

The Company has restated the financial statements contained in Part I, Item 1 of this Amendment No. 1 to, among other things, show reclassification to the Company’s financial statements for the quarter ended March 31, 2003, consolidated balance sheet as of March 31, 2003, the consolidated statement of operations for the quarter ended March 31, 2003, consolidated statement of cash flow for the quarter ended March 31, 2003 to reclass the operations of the Hosted Solutions Business from continuing operations to discontinued operations and correction of an error in recording deferred compensation, which resulted in a decrease in net loss of $140,749. In addition, loss per share decreased $0.01 for the quarter ended March 31, 2003. As reflected in the consolidated balance sheet, the assets and liabilities of the Hosted Solutions Business are shown on separate lines. In addition, in the consolidated statement of operations, the revenues and expenses attributable to the Hosted Solutions Business are included in discontinued operations. The Company has also restated the information contained in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in Part I, Item 2 of this Amendment No. 1.

For comparative purposes, the consolidated financial statements for the quarter ended March 31, 2002 have also been restated to reflect the Hosted Solutions Business as discontinued operations. See Note 6 - Restatement.

Only Items 1 and 2 of Part I are being amended hereby and the Company has not included any items of this report not being amended. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment No. 1, which are forward-looking in nature, are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Amendment No. 1, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Amendment No. 1 with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 2 entitled “Risk Factors” contained in the original Form 10-Q filed May 13, 2003, among others, may impact forward-looking statements contained in this Amendment No. 1.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	Restated
	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and equivalents	$738,929	$13,211
Accounts receivable, net	—	—
Prepaid expenses	—	—
Assets of operations of discontinued
hosted solutions business	84,757	1,169,154
Assets of operations of discontinued
accounting software business	3,548,784	3,589,741
Total current assets	4,372,470	4,772,106

PROPERTY and EQUIPMENT, net	—	—
PREPAID ROYALTIES	—	—

	$4,372,470	$4,772,106

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$19,806	$19,712
Liabilities of operations of discontinued
hosted solutions business	253,450	475,948
Liabilities of operations of discontinued
accounting software business	3,642,746	3,682,819
Accrued expenses	10,782	4,494
Total current liabilities	3,926,784	4,182,973

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 150,000,000 shares authorized;
13,057,181 and 13,264,681 shares issued and outstanding	130,572	132,647
Additional paid-in capital	20,534,688	22,616,833
Stock subscriptions receivable	—	(2,000,000)
Deferred compensation	(20,676)	(182,213)
Warrants	2,602,860	2,602,860
Accumulated deficit	(22,801,758)	(22,580,994)
Total shareholders’ equity	445,686	589,133
	$4,372,470	$4,772,106

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	Restated
	2003	2002

REVENUES	$—	$—

OPERATING EXPENSES:
Cost of sales	—	—
General and administrative	59,332	80,010
Depreciation and amortization	—	—
Loss (gain) on disposal of assets	—	—
Total operating expenses	59,332	80,010
OPERATING LOSS	(59,332)	(80,010)

OTHER INCOME
Interest and dividend income	23,544	12,669
Other income	—	—
Loss on sale of prepaid royalties	—	—
Total other income	23,544	12,669
LOSS FROM CONTINUING OPERATIONS	$(35,788)	$(67,341)

DISCONTINUED OPERATIONS (See Notes 3 & 4)
Loss from operations of discontinued segments	(184,976)	(1,270,485)

NET LOSS	$(220,764)	$(1,337,826)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Continuing operations	$—	$(0.01)
Discontinued operations	(0.02)	(0.11)
NET LOSS	$(0.02)	$(0.12)

BASIC AND DILUTED WEIGHTED
AVERAGE OUTSTANDING SHARES	12,905,264	11,377,023

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31
	Restated
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(220,764)	$(1,337,826)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	16,160	344,150
Deferred compensation expense	20,788	31,929
Loss (gain) on disposal of assets	(749)	71,145
Warrants issued to non-employee	—	61,020
Amortization of debt discount	—	31,272
Amortization of acquired software developed	53,884	78,660
Exchange of assets for services	2,644	—
Loss on sale of prepaid royalties	434,895	—
Changes in operating assets and liabilities:
Accounts receivable, net	38,957	242,968
Inventories	4,983	5,550
Prepaid expenses	31,749	(11,549)
Prepaid royalties	—	1,403
Other assets	(2,890)	26,742
Accounts payable	(59,197)	(103,387)
Deferred revenue	(71,568)	111,304
Accrued expenses	14,593	(299,373)
Net cash provided by (used in) operating activities	263,485	(745,992)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	109,895	—
Proceeds from sale of prepaid royalties	540,105	—
Purchases of property and equipment	(3,880)	(20,025)
Net cash provided by (used in) investing activities	646,120	(20,025)

FINANCING ACTIVITIES:
Payments on short-term notes payable	(83,486)	(1,197,740)
Common stock repurchased and retired	—	(63,035)
Cash proceeds from exercise of options and warrants	—	142,500
Cash proceeds from short-term notes payable and warrants	—	450,000
Net cash used in financing activities	(83,486)	(668,275)

CHANGE IN CASH AND EQUIVALENTS OF DISCONTINUED
ACCOUNTING SOFTWARE BUSINESS	(100,401)	189,076
INCREASE (DECREASE) IN CASH and EQUIVALENTS	725,718	(1,245,216)
CASH AND EQUIVALENTS, beginning of period	13,211	1,377,315
CASH AND EQUIVALENTS, end of period	$738,929	$132,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing and investing activities:
Common stock issued in exchange for stock subscription receivable	$—	$2,000,000
Conversion of preferred stock into common stock	$—	$365,000
Cancellation of stock subscription receivable	$2,000,000	$—
Conversion of accrued wages into common stock	$56,529	$—

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (f/k/a Active IQ Technologies, Inc.) “we,” “us,” “our,” or the “Company,” provided industry-specific solutions for managing, sharing and collaborating on business information via the Web though our Hosted Solutions Business until March 2003, and accounting software through our Accounting Software Business. In December 2002, our Board of Directors authorized a plan to sell the Accounting Software Business and as a result of the formal plan, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the quarter ended March 31, 2002. See Notes 4 and 7 for further discussions regarding the discontinued operations of Accounting Software Business.

During the first quarter of 2003, we came to the conclusion that due to current market conditions for capital funding, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the Hosted Solutions Business and thereby as a result of the sale, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the quarter ended March 31, 2002. See Notes 3 and 6 for a further discussion regarding the discontinued operations of Hosted Solutions Business.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies, Inc., we reincorporated under Minnesota law.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

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

The Company recognizes the revenues derived from the accounting software business sales after all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable. Revenues related to multiple element arrangements are allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value is determined based on vendor specific objective evidence. Service revenue is recognized ratably over the term of the agreement, which is typically one year. All service revenue invoiced in excess of revenue recognized is recorded as deferred revenue. At March 31, 2003 and 2002, deferred revenue was $1,702,923 and $1,774,491, respectively. See Notes 3 and 4 for details on our discontinued operations.

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $20,788 and $31,929, for the quarters ended March 31, 2003 and 2002, respectively. The Company recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, the Company’s results would have been as follows for the quarters ended March 31:

	Restated
	2003	2002
Net loss:
As reported	$(220,764)	$(1,337,826)
Pro forma	(562,495)	(1,728,484)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.12)
Pro forma	$(0.04)	$(0.15)

Stock-based compensation
As reported	$20,788	$31,929
Pro forma	$341,731	$390,658

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

NOTE 3 - DISCONTINUED OPERATIONS OF HOSTED BUSINESS SOLUTIONS

In 2001, through a licensing agreement, we acquired the rights to develop and market, on a hosted basis, the online document management solutions of Stellent, Inc. This application service provider (ASP) software license agreement was the basis for our Hosted Solutions Business model (“HSB”), in which we were required to make advanced royalty payments and certain minimum royalty fee payments to Stellent.

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of the Company. Included in the net loss from discontinued operations is a loss on prepaid royalties of $434,895 and $0 for the three months ended March 31, 2003 and 2002, respectively. The remaining balance of the prepaid royalties ($975,000 at December 31, 2002) was expensed and netted together with the assets and liabilities of the Hosted Solutions Business ($109,895 at March 14, 2003) together with the cash received ($650,000) in the transaction.

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

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

HOSTED SOLUTIONS BUSINESS	2003	2002
Revenues	$132,455	$103,788

Operating expenses
Costs of sales	35,354	78,015
Selling, general and administrative	130,102	713,276
Depreciation and amortization	8,719	338,701
Loss (gain) on disposal of assets	(749)	25,480
Total operating expenses	173,426	1,155,472
Loss from discontinued operations	(40,971)	(1,051,684)

Other income	150,000	20,000
Loss on sale of prepaid royalties	(434,895)	—

Net loss from discontinued operations	$(325,866)	$(1,031,684)

Assets and liabilities of the HSB consisted of the following at:

	March 31, 2003	December 31, 2002

Accounts receivable, net	$70,121	$35,107
Prepaid expenses	11,640	35,542
Property and equipment, net	2,996	123,505
Prepaid royalties	—	975,000
Total assets	$84,757	$1,169,154

Accounts payable	237,943	284,814
Accrued expenses	15,507	191,134
Total liabilities	$253,450	$475,948

NOTE 4 - DISCONTINUED OPERATIONS OF ACCOUNTING SOFTWARE BUSINESS

In December 2002, the Company’s Board of Directors authorized a plan to sell the Company’s Accounting Software Business (“ASB”) to key employees of that division. The ASB publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. The Company formed (through three mergers/acquisitions) the ASB during the year ended December 31, 2001 for the purpose of utilizing the businesses’ customer base to market other of the Company’s E-commerce products and services. The ASB consists of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as Red Wing. Also during 2002, the Company determined to abandon its E-commerce business after acquiring the rights to develop and market hosted online document solution products. Therefore, since the Company abandoned the E-commerce business model to focus on the hosted solutions business, the accounting software business no longer fit within the Company’s business plan. In February 2003, the Company entered into a definitive purchase agreement to sell substantially all the assets of the ASB. See Note 7 for a further discussion regarding the sale of the ASB, which was completed April 30, 2003.
The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

ACCOUNTING SOFTWARE BUSINESS	2003	2002

Revenues	$1,186,729	$1,120,526

Operating expenses
Costs of goods sold	309,801	419,250
Selling, general and administrative	463,009	778,614
Depreciation and amortization	61,325	84,108
Product development	165,348	44,869
Total operating expenses	999,483	1,326,841
Income (loss) from discontinued operations	187,246	(206,315)

Other expense	(46,356)	(32,486)

Net income (loss) from discontinued operations	$140,890	$(238,801)

Assets and liabilities of the ASB consisted of the following at:

	March 31, 2003	December 31, 2002

Cash	$626,848	$526,447
Accounts receivable, net	102,399	176,370
Inventories	41,455	46,438
Property and equipment, net	116,000	119,561
Acquired software developed, net	438,286	492,170
Goodwill, net	1,318,260	1,318,260
Other intangibles, net	869,927	869,927
Other assets	35,609	40,568
Total assets	$3,548,784	$3,589,741

Accounts payable	68,644	81,064
Accrued expenses	307,845	244,360
Deferred revenue	1,702,923	1,774,491
Notes payable	1,563,334	1,582,904
Total liabilities	$3,642,746	$3,682,819

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

Deferred Compensation

In conjunction with the severance agreement discussed above, the remaining amount associated with options granted to Mr. Olah was reversed due to his resignation in January 2003. A correction has been recorded, resulting in a reduction in the amount of $140,749 related to previously reported deferred compensation expense from this severance agreement.

NOTE 6 - RESTATEMENT

The following table reconciles the previously reported amounts to the restated amounts; the reclassification of the Hosted Solutions Business to discontinued operations effective with the sale of the business segment on March 14, 2003; and the previously reported deferred compensation expense error as described above.

	Assets	Accounts Payable	Liabilities of HSB	Liabilities of ASB	Accrued Expenses	Add’t Paid in Capital	Net Loss
Previously reported amounts	$823,686	$257,749	$—	$93,962	$26,289	$20,675,437	$(361,513)
Accounts receivable of HSB	(70,121)	—	—	—	—	—	—
Prepaid expenses of HSB	(11,640)	—	—	—	—	—	—
Property & Equipment of HSB	(2,996)	—	—	—	—	—	—
Total assets of HSB (1)	84,757	—	—	—	—	—	—
Total assets of ABS	3,548,784	—	—	3,548,784	—	—	—
Accounts payable of HSB	—	(237,943)	237,943	—	—	—	—
Accrued expenses of HSB	—	—	15,507	—	(15,507)	—	—
Correction of error relating to deferred compensation expense	—	—	—	—	—	(140,749)	140,749
Restated amounts	$4,372,470	$19,806	$253,450	$3,642,746	$10,782	$20,534,688	$(220,764)

(1) Reclassification of Accounts receivable of HSB, Prepaid expenses of HSB and Property & Equipment of HSB.

Also, the loss per share decreased $0.01 for the quarter ended March 31, 2003 due to the error corrected from the previously reported deferred compensation expense.

NOTE 7 - SUBSEQUENT EVENTS

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

Recently, we received a letter from an attorney representing Jack A. Johnson, who served as our President and CEO until leaving the Company to accept employment from Stellent, Inc., following our sale of the hosted solutions business. Notwithstanding that he accepted a full-time employment position with Stellent, Mr. Johnson claims to be entitled to a lump sum severance payment from us in an amount exceeding $200,000 (including a $25,000 bonus) pursuant to the terms of an alleged employment agreement with the Company. As we have informed Mr. Johnson, it is our position that he does not have an enforceable employment agreement with us (other than an October 23, 2002 letter agreement) and that he is not entitled to any severance or other payments from us, except for the $25,000 bonus payment.

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

WITS BASIN PRECIOUS MINERALS INC.
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2002.

OVERVIEW

Wits Basin Precious Minerals Inc. (f/k/a Active IQ Technologies, Inc.) “we,” “us,” “our,” or the “Company,” provided industry-specific solutions for managing, sharing and collaborating on business information via the Web though our Hosted Solutions Business ("HSB”) until March 2003, and accounting software through our Accounting Software Business (“ASB”). In 2002, through a licensing agreement, we acquired the rights to develop and market, on a hosted basis, the online document management solutions of Stellent, Inc. This application service provider software license agreement was the basis for our HSB model. The ASB publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. The Company formed (through three mergers/acquisitions) the ASB during the year ended December 31, 2001 for the purpose of utilizing the businesses’ customer base to market other of the Company’s E-commerce products and services. The ASB consists of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as Red Wing.

In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the quarter ended March 31, 2002. See Notes 4 and 7, included elsewhere in this quarterly report, for details of said financial statements.

During the first quarter of 2003, we came to the conclusion that due to current market conditions for capital funding, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB and thereby as a result of the sale, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the quarter ended March 31, 2002. See Notes 3 and 6, included elsewhere in this quarterly report, for a further discussion regarding the sale of our HSB.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies, Inc., we reincorporated under Minnesota law.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO
MARCH 31, 2002.

Revenues

With the sale of the HSB on March 14, 2003, we have no revenues from continuing operations for the quarter ended March 31, 2003 and 2002.

Additionally, with the subsequent sale of our ASB in April 2003, we have no operating business assets in which we can generate revenue. Our ability to continue is predicated on our ability to acquire new businesses or technologies, successfully implement the new business model and secure additional financing.

Operating Expenses

General and administrative expenses for the quarter ended March 31, 2003 were $59,332 compared to $80,010 for the same period in 2002. The overall operating expense trend will be dependent upon our next business model we adopt.

Other Income and Expenses

Our other income and expense consists of interest and dividend income. Interest income for the quarter ended March 31, 2003 was $23,544 compared to $12,669 for the same period in 2002. The interest income we reported for 2003 was earned from a Federal Income Tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related equally to portfolio interest and the interest accrued on stock subscription receivables.

Discontinued Operations

As a result of the discontinuation of the HSB, we recorded a loss from discontinued operations of $325,866 for the quarter ended March 31, 2003 as compared to a loss from discontinued operations of $1,031,684 for the same period in 2002.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

HOSTED SOLUTIONS BUSINESS	2003	2002
Revenues	$132,455	$103,788

Operating expenses
Costs of sales	35,354	78,015
Selling, general and administrative	130,102	713,276
Depreciation and amortization	8,719	338,701
Loss (gain) on disposal of assets	(749)	25,480
Total operating expenses	173,426	1,155,472
Loss from discontinued operations	(40,971)	(1,051,684)

Other income	150,000	20,000
Loss on sale of prepaid royalties	(434,895)	—

Net loss from discontinued operations	$(325,866)	$(1,031,684)

As a result of the discontinuation of the ASB, we recorded income from discontinued operations of $140,890 for the quarter ended March 31, 2003 as compared to a loss from discontinued operations of $238,801 for the same period in 2002.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

ACCOUNTING SOFTWARE BUSINESS	2003	2002

Revenues	$1,186,729	$1,120,526

Operating expenses
Costs of goods sold	309,801	419,250
Selling, general and administrative	463,009	778,614
Depreciation and amortization	61,325	84,108
Product development	165,348	44,869
Total operating expenses	999,483	1,326,841
Income (loss) from discontinued operations	187,246	(206,315)

Other expense	(46,356)	(32,486)

Net income (loss) from discontinued operations	$140,890	$(238,801)

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets. Net cash provided by operating activities was $263,485 for the quarter ended March 31, 2003, compared to net cash used by operating activities of $745,992 for the same period in 2002.

We had working capital of $445,686 at March 31, 2003, compared to $589,133 at December 31, 2002. Cash and equivalents were $738,929 at March 31, 2003, representing an increase of $725,718 from the cash and equivalents of $13,211 at December 31, 2002.

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

PART II.    OTHER INFORMATION

Item 6. Exhibits

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

WITS BASIN PRECIOUS MINERALS INC. (f/k/a ACTIVE IQ TECHNOLOGIES, INC.)

January 14, 2005	By:	/s/ H. Vance White
H. Vance White
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer

