Form 10-Q/A
period 2003-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2005-01-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 2 TO
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
Yes ☐ No ☒

As of August 11, 2003 there were 17,057,181 shares of common stock, $.01 par value, outstanding.

PURPOSE OF AMENDMENT NO. 2

This Amendment No. 2 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003, which amends the Company’s Amendment No. 1 to Form 10-Q originally filed on August 18, 2003, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-2 (file number 333-110831).

The Company has restated the financial statements contained in Part I, Item 1 of this Amendment No. 2 to, among other things, show reclassification to the Company’s financial statements for the quarter ended June 30, 2003 and the balance sheet as of June 30, 2003 to reflect expensing of consideration issued in connection with the Company’s exploration acquisitions at the date of issuance rather than capitalizing the value. The Company previously recorded the value of the consideration issued of $4,591,290 as an exploration agreement intangible. The Company restated its financial statements to recognize an expense of $2,491,290 immediately at the time the consideration was issued as future revenue of the exploration projects is not known due to the exploration stage nature of the projects and the elimination of the $2,100,000 value assigned to our 50 percent interest in Active Hawk Minerals, LLC. As reflected in the consolidated statement of operations, expenses and net loss increased by $2,491,290 for the quarter ended June 30, 2003 as a result of this adjustment. In addition, loss per share increased $0.18 for the three and six months ended June 30, 2003. An associated increase was reflected in the stock-based compensation costs for the quarter ended June 30, 2003. As reflected in the consolidated balance sheet, stockholders’ equity decreased by $4,591,290 at June 30, 2003. The restatement did not impact the Company’s consolidated cash flow for the quarter ended June 30, 2003. The Company has also restated the information contained in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in Part I, Item 2 of this Amendment No. 2. See Note 8 - Restatement.

The Company has also restated its financial statements to reflect its transformation into an exploratory stage company upon the adoption of a new business model, effective May 1, 2003, that of a precious minerals exploration company.

The amendment incorporates the cumulative changes of the Company’s Form 10-Q/A for the quarter ended March 31, 2003, to reflect the Hosted Solutions Business as discontinued operations. See Note 8 - Restatement.

Only Items 1 and 2 of Part I are being amended hereby and the Company has not included any items of this report not being amended. This Amendment No. 2 does not update any other disclosures to reflect developments since the original date of filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment No. 2, which are forward-looking in nature, are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Amendment No. 2, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “plan” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Amendment No. 2 with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 2 entitled “Risk Factors” contained in the original Amendment No. 1 Form 10-Q filed August 18, 2003, among others, may impact forward-looking statements contained in this Amendment No. 2.

 WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	(Restated)
	(unaudited)
	June 30,	December 31,
	2003	2002
Assets
Current Assets
Cash and equivalents	$80,160	$13,211
Accounts receivable, net	—	—
Prepaid expenses	—	—
Assets of operations of discontinued
hosted solutions business	24,556	1,169,154
Assets of operations of discontinued
accounting software business	—	3,589,741
Total current assets	104,716	4,772,106

Property and Equipment, net	—	—
Prepaid Royalties	—	—
Participation Mining Rights	820,703	—
	$925,419	$4,772,106

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$9,548	$19,712
Liabilities of operations of discontinued
hosted solutions business	65,478	475,948
Liabilities of operations of discontinued
Accounting software business	—	3,682,819
Accrued expenses	54,036	4,494
Total current liabilities	129,062	4,182,973

Minority interest in Active Hawk Minerals LLC	—	—

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value, 150,000,000 shares authorized;
17,057,181 and 13,264,681 shares issued and outstanding	170,572	132,647
Additional paid-in capital	23,341,833	22,616,833
Stock subscriptions receivable	—	(2,000,000)
Deferred compensation	(9,377)	(182,213)
Warrants	2,602,860	2,602,860
Accumulated deficit	(22,932,460)	(22,580,994)
Deficit accumulated during the exploration stage, subsequent
to April 30, 2003	(2,377,071)	—
Total shareholders’ equity	796,357	589,133
	$925,419	$4,772,106

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		May 1, 2003(inception) to
	Restated		Restated		June 30,
	2003	2002	2003	2002	2003

Revenues	$—	$—	$—	$—	$—

Operating Expenses:
Cost of sales	—	—	—	—	—
General and administrative	148,457	71,554	207,789	151,564	129,555
Depreciation	117	—	117	—	117
Loss on disposal of assets	1,633	—	1,633	—	1,633
Exploration expenses	2,491,290	—	2,491,290	—	2,491,290
Total operating expenses	2,641,497	71,554	2,700,829	151,564	2,622,595
Loss from Operations	(2,641,497)	(71,554)	(2,700,829)	(151,564)	(2,622,595)

Other Income (Expense):
Interest and dividend income	1,604	2,575	25,148	15,244	1,604
Other income	—	—	—	—	—
Interest expense	—	(119,206)	—	(119,206)	—
Loss on sale of prepaid royalties	—	—	—	—	—
Total other income (expense)	1,604	(116,631)	25,148	(103,962)	1,604
Loss from Operations before Tax Refund	(2,639,893)	(188,185)	(2,675,681)	(255,526)	(2,620,991)
Income Tax Refund	243,920	—	243,920	—	243,920
Loss from Continuing Operations	$(2,395,973)	$(188,185)	$(2,431,761)	$(255,526)	$(2,377,071)

Discontinued Operations (See Notes 3 & 4)
Loss from operations of
discontinued segments	(111,800)	(3,943,133)	(296,776)	(5,213,618)	—
Net Loss	$(2,507,773)	$(4,131,318)	$(2,728,537)	$(5,469,144)	$(2,377,071)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.18)	$(0.02)	$(0.19)	$(0.02)	$(0.18)
Discontinued operations	(0.01)	(0.32)	(0.02)	(0.44)	—
Net Loss	$(0.19)	$(0.34)	$(0.21)	$(0.46)	$(0.18)

Basic and Diluted Weighted Average
Outstanding Shares	13,370,368	12,206,694	13,137,816	11,794,150	13,524,394

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		May 1, 2003 (inception)
	Restated		to June 30,
	2003	2002	2003
Operating Activities:
Net loss	$(2,728,537)	$(5,469,144)	$(2,377,071)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	18,899	681,413	117
Deferred compensation expense	32,087	64,212	7,387
Loss on disposal of assets	884	97,425	1,633
Loss on impairment of goodwill	—	2,131,391	—
Issue of options, warrants and common stock for services	—	416,910	—
Interest expense related to common stock issued in excess of note payable	—	80,000	—
Amortization of debt discount	—	88,290	—
Amortization of acquired software developed	53,884	218,728	—
Exchange of assets for services	2,644	—	—
Loss on sale of prepaid royalties	434,895	—	—
Issue of common stock for exploration rights
in excess of historical cost	2,491,290	—	2,491,290
Changes in operating assets and liabilities:
Accounts receivable, net	130,424	40,422	(12,356)
Inventories	7,983	11,671	—
Prepaid expenses	47,176	(7,967)	8,725
Prepaid royalties	—	145,079	—
Other assets	(2,890)	34,475	—
Accounts payable	(241,629)	23,186	(55,410)
Deferred revenue	(130,498)	321,428	—
Accrued expenses	153,756	(270,829)	(161,702)
Net cash provided by (used in) operating activities	270,368	(1,393,310)	(97,387)

Investing Activities:
Payments received on note payable	—	500,000	—
Proceeds from sale of property and equipment	109,895	5,095	—
Proceeds from sale of prepaid royalties	540,105	—	—
Purchases of property and equipment	(3,880)	(31,447)	—
Investment in Participation Mining Rights	(519,493)	—	(519,493)
Net cash provided by (used in) investing activities	126,627	473,648	(519,493)

Financing Activities:
Payments on short-term notes payable	(84,732)	(1,658,096)	—
Common stock repurchased and retired	—	(63,035)	—
Cash proceeds from issuance of common stock	—	950,000	—
Cash proceeds from exercise of options and warrants	—	142,500	—
Cash proceeds from stock subscription receivable	—	200,000	—
Cash proceeds from short-term notes payable	—	450,000	—
Net cash provided by (used in) financing activities	(84,732)	21,369	—

Change in Cash and Equivalents of Discontinued
Accounting Software Business	(245,314)	(72,608)	—
Increase (Decrease) in Cash and Equivalents	66,949	(970,901)	(616,880)
Cash and Equivalents, beginning of period	13,211	1,377,315	697,040
Cash and Equivalents, end of period	$80,160	$406,414	$80,160

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(unaudited)

NOTE 1 - NATURE OF BUSINESS

We are a precious minerals exploration company. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 109,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. As of June 30, 2003, we have advanced $500,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project. We are obligated to advance an additional $1,600,000.

We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous patented mining claims covering approximately 304 hectares. We have no current plans to conduct exploration activities on the Holdsworth Project since we do not possess the expertise, equipment or funding necessary to conduct such activities. Based on prior surveys conducted, we estimate that initial exploration costs would be approximately $500,000. We will begin our process to assess the value that this property can add to our portfolio and report the results by year-end.

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business (“ASB”) and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business (“HSB”). In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. See Note 4 for further discussion regarding the discontinued operations of ASB.

Subsequent to our decision the sell the ASB, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB and thereby as a result of the sale, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. See Note 3 for a further discussion regarding the discontinued operations of HSB.

As a result of the sale of the HSB and ASB, we became an exploratory stage company effective May 1, 2003.

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

We did recognize the revenues derived from ASB sales after all of the following criteria have been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At December 31, 2002, deferred revenue was $1,774,491, as reported in the discontinued operations Accounting Software Business. See Notes 3 and 4 for details on our discontinued operations.

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

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $32,087 and $64,212, for the six months ended June 30, 2003 and 2002, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,		May 1, 2003 (inception) to
	Restated		Restated		June 30,
	2003	2002	2003	2002	2003

Net loss:
As reported	$(2,507,773)	$(4,131,318)	$(2,728,537)	$(5,469,144)	$(2,377,071)
Pro forma	$(3,366,778)	$(4,521,977)	$(3,929,273)	$(6,250,461)	$(3,193,370)

Basic and diluted net loss per share:
As reported	$(0.19)	$(0.34)	$(0.21)	$(0.46)	$(0.18)
Pro forma	$(0.25)	$(0.37)	$(0.30)	$(0.53)	$(0.24)

Stock-based compensation
As reported	$11,299	$32,283	$32,087	$64,212	$7,387
Pro forma	$859,005	$390,659	$1,200,736	$781,317	$816,299

In determining the compensation cost of the options granted during the three and six months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below for the six months ended June 30:

	2003	2002
Risk free interest rate	4.5%	5%
Expected life of options granted	10 years	10 years
Expected volatility range	304.5%	131.4%
Expected dividend yield	0%	0%

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. We believe the adoption of SFAS No. 149 will not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. We do not have any financial instruments as defined by SFAS No. 150. We believe the adoption of SFAS No. 150 will not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN 45 did not impact the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

NOTE 3 - DISCONTINUED OPERATIONS HOSTED SOLUTIONS BUSINESS

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of the Company. With the completion of this sale, we no longer operate in the online document management business. During the three months ended June 30, 2003, our HSB generated no revenues. During the same period of 2002, our revenues were derived from our E-commerce business model known as the Epoxy Network, which was the forerunner to the HSB.

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

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$—	$165,771	$132,455	$269,559

Operating Expenses:
Cost of sales	—	122,928	35,354	200,943
Selling, general and administrative	31,495	1,122,612	161,597	1,835,888
Depreciation and amortization	216	34,831	8,935	373,532
Loss (gain) on disposal of assets	—	71,945	(749)	97,425
Total operating expenses	31,711	1,352,316	205,137	2,507,788
Loss from discontinued operations	(31,711)	(1,186,545)	(72,682)	(2,238,229)

Other income	—	—	150,000	20,000
Loss on sale of prepaid royalties	—	—	(434,895)	—
Net loss from discontinued operations	$(31,711)	$(1,186,545)	$(357,577)	$(2,218,229)

Assets and liabilities of the HSB consisted of the following at:

	June 30, 2003	December 31, 2002

Accounts receivable, net	$24,556	$35,107
Prepaid expenses	—	35,542
Property and equipment, net	—	123,505
Prepaid royalties	—	975,000
Total assets	$24,556	$1,169,154

Accounts payable	44,154	284,814
Accrued expenses	21,324	191,134
Total liabilities	$65,478	$475,948

NOTE 4 - DISCONTINUED OPERATIONS ACCOUNTING SOFTWARE BUSINESS

In December 2002, our Board of Directors authorized a plan to sell our ASB to key employees of that division. The ASB published traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. We formed (through three mergers/acquisitions) the ASB during the year ended December 31, 2001 for the purpose of utilizing the businesses’ customer base to market other of our E-commerce products and services. The ASB consisted of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as Red Wing. Also during 2002, we determined to abandon our E-commerce business after acquiring the rights to develop and market hosted online document solution products. Therefore, since we abandoned the E-commerce business model to focus on the hosted solutions business, the accounting software business no longer fit within our business plan.

On April 30, 2003, we completed the sale of substantially all of the assets of the ASB to two employees of that division, Kenneth Hilton and James Long. Mr. Hilton served as the President and Mr. Long served as the Chief Financial Officer, collectively as (the “Purchaser”).

The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the ASB incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) that was incurred during 2001 to acquire the Accounting Software Business was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of discontinued operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of discontinued operations of the ASB.

The assets related to the ASB represented approximately 75 percent of our total assets and generated approximately 89 percent of our consolidated revenues for the year ended December 31, 2002. The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$304,330	$897,336	$1,491,059	$2,017,862

Operating Expenses:
Cost of goods sold	62,170	301,819	371,971	721,069
Selling, general and administrative	154,408	707,457	617,417	1,486,071
Depreciation and amortization	2,523	442,501	63,848	526,609
Product development	65,895	37,805	231,243	82,674
Loss on impairment of goodwill	—	2,131,391	—	2,131,391
Total operating expenses	284,996	3,620,973	1,284,479	4,947,814
Income (loss) from discontinued operations	19,334	(2,723,637)	206,580	(2,929,952)

Other expense	(99,423)	(32,951)	(145,779)	(65,437)
Net income (loss) from discontinued operations	$(80,089)	$(2,756,588)	$60,801	$(2,995,389)

Assets and liabilities of the ASB consisted of the following at December 31, 2002:

Cash	$526,447
Accounts receivable, net	176,370
Inventories	46,438
Property and equipment, net	119,561
Acquired software developed, net	492,170
Goodwill, net	1,318,260
Other intangibles, net	869,927
Other assets	40,568
Total assets	$3,589,741

Accounts payable	81,064
Accrued expenses	244,360
Deferred revenue	1,774,491
Notes payable	1,582,904
Total liabilities	$3,682,819

With the completion of the sale of the ASB on April 30, 2003, all assets and liabilities were transferred in the sale to the Purchaser.

NOTE 5 - PARTICIPATION MINING RIGHTS

On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. One of the terms of the Joint Agreement was the creation of a Minnesota limited liability company named Active Hawk Minerals, LLC (“Active Hawk”). We both made contributions to Active Hawk for a 50 percent equity interest. One of Hawk USA’s contributions was its right to fund and acquire an initial 35 percent interest in the FSC Project. AfriOre or one of its affiliates will be the operator of the FSC Project, and Kwagga, its wholly owned subsidiary, holds the exploration rights for the FSC Project. We have the further option to acquire an additional 15 percent interest (an aggregate 50 percent) equity interest in Kwagga by providing further cash funding of the FSC Project.

The first step to acquire our 35 percent interest in Kwagga requires us to advance $2,100,000. Kwagga is required to use our initial $2,100,000 contribution to incur expenditures for the exploration, development and maintenance of the FSC Project. Pursuant to our agreement, after Kwagga has spent our aggregate $2,100,000 contribution, we will receive such number of shares of Kwagga’s capital stock representing a 35 percent ownership position. Once the current exploration activities being conducted on the FSC Project are complete, estimated to take 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further contribution of $1,400,000. These additional funds would then be used to fund a second phase of exploration work on the FSC Project.

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

In the event Kwagga elects to discontinue FSC exploration altogether or if less than $2,100,000 is expended prior to June 2006, then we have the right to either (a) direct Kwagga to retain the balance of the $2,100,000 then held, whereupon we will be issued shares of Kwagga capital stock representing a 35 percent interest, or (b) terminate our interest in the FSC Project, whereupon Kwagga shall repay the remaining unspent balance of our initial $2,100,000 contribution.

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

Our participation mining rights components are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. As of June 30, 2003, we have advanced $500,000 to Kwagga, which will be used to fund a 5 to 7 drillhole exploration program on the FSC Project that will commence during the fourth quarter of 2003. This was the first of three contributions that will total $2,100,000. The balance of the remaining two contributions is as follows: on September 27, 2003, $1,000,000 is due, and on November 11, 2003, $600,000 is due. If we fail to make any advances by the prescribed due dates, Kwagga has specific rights to terminate our interests. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

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

Since the advance was made late June 2003, we do not have any material revenues or expenses to report for the period ended June 30, 2003.

By the terms of the Joint Agreement, as described above, both parties made their contributions to Active Hawk for a 50 percent equity interest. Hawk USA contributed its right to fund and acquire a 50 percent interest in the FSC Project and its patented mining claims held in the Holdsworth Project. Hawk USA’s projects were valued at their historical cost, an aggregate of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. As additional compensation for Hawk USA’s mineral rights contributions, Hawk USA was issued 3,750,000 shares of our unregistered common stock valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The excess amount of stock issued to Hawk USA over the historical cost, or $2,491,290, has been recorded as an exploration expense in the restated financial statements for the three and six months ended June 30, 2003. See Note 8 - Restatement.

Based on the information we obtained from Hawk, we have estimated that the value attributable to the FSC Project is $228,975. Based on this, the remaining value of $17,235 is assigned the Holdsworth Project. We will begin to evaluate the potential reward that the Holdsworth Project offers to our overall portfolio of mineral resource properties and report our findings by year-end.

We issued an option to purchase 100,000 shares of common stock with an exercise price of $0.40 per share to a former director of ours for consulting services rendered to complete this transaction. The option was valued at $55,000 using the Black-Scholes pricing model.

Components of Participation Mining Rights are as follows:

	June 30, 2003	December 31, 2002
Initial advance to the FSC Project	$500,000	$—
Historical value assigned to the FSC Project	228,975	—
Historical value assigned to the Holdsworth Project	17,235	—
Miscellaneous costs (1)	74,493	—
	$820,703	$—

(1)	Includes the joint agreement costs and the issuance of an option to a former director.

We will begin to amortize the Participation Mining Rights (less the value assigned to the Holdsworth Project and the advance to the FSC Project) over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole at the FSC Project will be completed within the next 24 months. The monthly amortization will be approximately $12,700 beginning in July 2003. The advances we make to the FSC Project will be expensed as exploration expenditures based on the reports we receive from AfriOre and Kwagga. We will continue to evaluate the remaining balance of the participation mining rights based on exploration progress reported to us by AfriOre and we may accelerate the rate of amortization accordingly. We will continue to evaluate the possible opportunities to commence on the Holdsworth Project and will have formulated final plans by year-end.

NOTE 6 - MINORITY INTEREST IN ACTIVE HAWK MINERALS LLC

As a 50 percent owner in Active Hawk Minerals, LLC with Hawk USA, we will be sharing in the rights from mineral exploration projects being operated by AfriOre in the FSC Project area of South Africa. Our ownership is based on cash contributions to total $2,100,000. Hawk USA has contributed its interest in the FSC Project, as well as its interest in the Holdsworth Project.

We have a “Buyout Option” in which we can acquire Hawk USA’s 50 percent interest in Active Hawk Minerals LLC by issuing Hawk USA 2,500,000 of unregistered common shares (as appropriately adjusted for any stock splits, combinations, or similar events with regard to the equity securities of the Company), $0.01 par value, on or before October 6, 2003.

Based on our 50 percent ownership and Buyout Option we have in Active Hawk Minerals LLC, the financial statements of Active Hawk Minerals, LLC have been consolidated into our consolidated financial statements.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended June 30,		May 1, 2003 (inception) to June 30,
	2003	2002	2003

Cash paid for interest	$—	$13,162	$—
Non-cash financing and investing activities:
Common stock issued in exchange for stock
subscription receivable	$—	$2,025,000	$—
Conversion of preferred stock into common stock	$—	$365,000	$—
Conversion of notes payable into common stock	$—	$348,757	$—
Conversion of accrued wages into common stock	$56,529	$—	$—
Cancellation of stock subscription receivable	$2,000,000	$—	$—
Conversion of accounts payable into common stock	$250,000	$—	$250,000
Issuance of option for investment in
Active Hawk Minerals, LLC	$55,000	$—	$55,000

NOTE 8 - RESTATEMENT

The following table reconciles the previously reported amounts to the restated amounts and the reclassification of the Hosted Solutions Business to discontinued operations effective with the sale of the business segment on March 14, 2003; a previously reported deferred compensation expense error for the quarter ended March 31, 2003; and an error recording the issuance of an option as a warrant.

	Assets	Accounts Payable	Liabilities of HSB	Accrued Expenses	Minority Interest in LLC	Additional Paid in Capital	Warrants	Net Loss
Previously reported amounts	$5,561,709	$53,702	$—	$75,360	$2,100,000	$23,427,582	$2,702,860	$(377,996)
Expensing of previously recorded exploration intangibles (1)	(2,491,290)	—	—	—	—	—	—	(2,491,290)
Accounts payable of HSB	—	(44,154)	44,154	—	—	—	—	—
Accrued expenses of HSB	—	—	21,324	(21,324)	—	—	—	—
Correction of deferred compensation expense for the period ended March 31, 2003	—	—	—	—	—	(140,749)	—	140,749
Correction of error relating to option issued (2)	(45,000)	—	—	—	—	55,000	(100,000)	—
Elimination of Minority Interest in Active Hawk Minerals, LLC	(2,100,000)	—	—	—	(2,100,000)	—	—	—
Restated amounts	$925,419	$9,548	$65,478	$54,036	$—	$23,341,833	$2,602,860	$(2,728,537)

(1) The adjustment relates to the 3,750,000 shares of common stock issued for participation mining rights, valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) over the historical cost of $246,210, which changes the previously reported three months ended June 30, 2003 net loss of $16,483 to $2,507,773.

(2) We had incorrectly recorded this security as a warrant issued during the three months ended June 30, 2003 relating to our acquisition of exploration rights.

The following table reconciles the participation mining rights restatement.

	June 30, 2003
	As reported	Restated

Total value of consideration contributed by Hawk USA	$2,100,000	$—
Issuance of 3,750,000 common shares to Hawk USA	2,737,500	—
Issuance of option to former director	100,000	55,000
Joint Agreement costs	19,493	19,493
Historical value assigned to the FSC Project	—	228,975
Historical value assigned to the Holdsworth Project	—	17,235
Initial advance to the FSC Project	—	500,000
	$4,956,993	$820,703

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations
Basic and diluted net loss
per common share:
Previously reported amounts	$—	$—	$(0.03)	$—
Restated amounts	(0.18)	(0.01)	(0.16)	(0.02)
Restated Net Loss	$(0.18)	$(0.01)	$(0.19)	$(0.02)

NOTE 9 - SUBSEQUENT EVENT

On July 9, 2003, we changed our name to Wits Basin Precious Minerals Inc. in an effort to align the Company with its core focus, that of sharing in rights of minerals exploration. Presently, we trade on the OTCBB under “AIQT” and have made application for a trading symbol change. Upon confirmation of our new trading symbol, we will provide such information when available.

NOTE 10 - LEGAL PROCEEDINGS

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

OVERVIEW

We are a precious minerals exploration company. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 109,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. As of June 30, 2003, we have advanced $500,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project. We are obligated to advance an additional $1,600,000.

We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous patented mining claims covering approximately 304 hectares. We have no current plans to conduct exploration activities on the Holdsworth Project since we do not possess the expertise, equipment or funding necessary to conduct such activities. Based on prior surveys conducted, we estimate that initial exploration costs would be approximately $500,000. We will begin our process to assess the value that this property can add to our portfolio and report the results by year-end.

Prior to April 30, 2003 we provided accounting software through our Accounting Software Business (“ASB”) and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business (“HSB”). In December 2002, our Board of Directors authorized a plan to sell the ASB and as a result of the formal plan, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. See the information in the Results of Operations that follows for further details regarding the discontinued operations of ASB.

Subsequent to our decision the sell the ASB, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB and thereby as a result of the sale, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the three months and six months ended June 30, 2002. Furthermore, we no longer operate any on-line hosted business models.

As a result of the sale of the HSB and ASB, we became an exploratory stage company effective May 1, 2003.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies, Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc.

On July 9, 2003, we changed our name to Wits Basin Precious Minerals Inc. in an effort to align the Company with its core focus, that of sharing in rights of minerals exploration. Presently, we trade on the OTCBB under “AIQT” and have made application for a trading symbol change. Upon confirmation of our new trading symbol, we will provide such information when available.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2003 and 2002. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $148,457 for the three months ended June 30, 2003 as compared to $71,554 for the same periods in 2002. General and administrative expenses were $207,789 for the six months ended June 30, 2003 as compared to $151,564 for the same periods in 2002. We anticipate the rate of spending for the third and forth quarter’s general and administrative expenses will continue to increase.

During the three months ended June 30, 2003, we recorded a loss on disposal of assets of $1,633 as compared to $0 for the same periods in 2002.

We recorded exploration expenses of $2,491,290 for the three and six months ended June 30, 2003. This reflects expensing of consideration issued in connection with our exploration acquisitions based on the issuance of 3,750,000 unregistered shares of our common stock to Hawk USA on June 26, 2003, which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The value assigned to these shares issued was based on the fair value of our stock, based on the closing price of $0.73 per share as listed on the OTCBB. We expensed the value of these shares, $2,737,500, as excess value invested in the Active Hawk Minerals, LLC to obtain the exploration rights to the FSC and Holdsworth Projects less the historical cost of the FSC and Holdsworth Projects of $246,210, or $2,491,290.

Other Income and Expenses

Our other income and expense consists of interest and dividend income and other expense. Interest income for the three months ended June 30, 2003 was $1,604 compared to $2,575 for the same period in 2002. Interest income for the six months ended June 30, 2003 was $25,148 compared to $15,244 for the same period in 2002. The interest income we reported for 2003 was primarily earned from a Federal Income Tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related equally to portfolio interest and the interest accrued on stock subscription receivables. For the three and six months ended June 30, 2002, we had recorded an interest expense of $119,206, which related to a short term note payable, both as interest and conversion into common stock expense.

Income Tax Refund

We filed an amended Federal Income Return on prior Net-Operating Losses (NOL’s) and received a tax refund in the amount of $243,920 during the three months ended June 30, 2003. No further refunds will be available based on current tax law for the periods previously amended.

Discontinued Operations

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$—	$165,771	$132,455	$269,559

Operating Expenses:
Cost of sales	—	122,928	35,354	200,943
Selling, general and administrative	31,495	1,122,612	161,597	1,835,888
Depreciation and amortization	216	34,831	8,935	373,532
Loss (gain) on disposal of assets	—	71,945	(749)	97,425
Total operating expenses	31,711	1,352,316	205,137	2,507,788
Loss from discontinued operations	(31,711)	(1,186,545)	(72,682)	(2,238,229)

Other income	—	—	150,000	20,000
Loss on sale of prepaid royalties	—	—	(434,895)	—
Net loss from discontinued operations	$(31,711)	$(1,186,545)	$(357,577)	$(2,218,229)

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$304,330	$897,336	$1,491,059	$2,017,862

Operating Expenses:
Cost of goods sold	62,170	301,819	371,971	721,069
Selling, general and administrative	154,408	707,457	617,417	1,486,071
Depreciation and amortization	2,523	442,501	63,848	526,609
Product development	65,895	37,805	231,243	82,674
Loss on impairment of goodwill	—	2,131,391	—	2,131,391
Total operating expenses	284,996	3,620,973	1,284,479	4,947,814
Income (loss) from discontinued operations	19,334	(2,723,637)	206,580	(2,929,952)

Other expense	(99,423)	(32,951)	(145,779)	(65,437)
Net income (loss) from discontinued operations	$(80,089)	$(2,756,588)	$60,801	$(2,995,389)

Adoption of New Accounting Standards

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements. We believe the adoption of SFAS No. 149 will not have a material effect on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. We do not have any financial instruments as defined by SFAS No. 150. We believe the adoption of SFAS No. 150 will not have a material effect on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.  The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.  The adoption of FIN 45 did not impact our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. We do not expect the adoption of FIN 46 to have a material impact on our consolidated financial statements.

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets. Net cash provided by operating activities was $270,368 for the six months ended June 30, 2003, compared to net cash used by operating activities of $1,393,310 for the same period in 2002.

We had working capital deficit of $24,346 at June 30, 2003, compared to working capital of $589,133 at December 31, 2002. Cash and equivalents were $80,160 at June 30, 2003, representing an increase of $66,949 from the cash and equivalents of $13,211 at December 31, 2002.

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

In June 2003, we acquired two exploration projects in a transaction with Hawk USA. In one of these projects, the FSC Project, we are a passive investor and have the right to acquire up to a 50 percent equity interest in Kwagga through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. To date, we have advanced $500,000 to Kwagga, which will be used to fund a 5 to 7 drillhole exploration program on the FSC Project. We are obligated to advance an additional $1,600,000 as follows: on September 27, 2003, $1,000,000 is due, and on November 11, 2003, $600,000 is due. Once Kwagga has spent our aggregate $2,100,000 contribution, (as defined in an agreement dated June 4, 2003, between Hawk, Kwagga and AfriOre) we will receive such number of shares of Kwagga’s capital stock representing a 35 percent ownership position. Once the current exploration activities being conducted on the FSC Project are complete, estimated to take approximately 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further contribution of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. If we fail to make any advances by the prescribed due date, Kwagga has specific rights to terminate our interests. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

We also hold exploration rights in the Holdsworth Project. Based on prior surveys conducted, we estimate that initial exploration costs would be approximately $500,000. We do not possess the funding necessary to begin the initial exploration activities required to further define the potential that may exist in the Holdsworth Project area. We anticipate that by year end we will have had sufficient time to prioritize our exploration project base of properties and either: (1) formalized a plan to move forward with exploration on Holdsworth by ourselves or (2) to begin a search for a qualified third party to conduct and finance exploration.

We anticipate that the existing sources of liquidity will not provide cash to fund operations for the next twelve months. Our estimate for the next twelve months is approximately $3,300,000; with $1,600,000 due Kwagga, $500,000 directed towards Holdsworth and the balance to be used to general and administrative expenses to include a major marketing program. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

Date: January 14, 2005
WITS BASIN PRECIOUS MINERALS INC. (f/k/a ACTIVE IQ TECHNOLOGIES, INC.)

	By:	/s/ H. Vance White
H. Vance White
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer

