Form 10-Q/A
period 2003-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2005-01-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1 TO
FORM 10-Q/A

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

(612) 349-5527
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

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003, which amends the Company’s Form 10-Q originally filed on November 12, 2003, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-2 (file number 333-110831).

The Company has restated the financial statements contained in Part I, Item 1 of this Amendment No. 1 to, among other things, show reclassification to the Company’s financial statements for the quarter ended September 30, 2003 and the consolidated balance sheet as of September 30, 2003 to reflect reclassifications of the Company’s exploration acquisitions. As reflected in the consolidated statement of operations, expenses and net loss increased by $2,538,811 for the nine months ended September 30, 2003 as a result of this adjustment. In addition, loss per share increased $0.17 for the nine months ended September 30, 2003. As reflected in the consolidated balance sheet, stockholders’ equity decreased by $2,726,560 at September 30, 2003. The restatement did not impact the Company’s consolidated cash flow for the quarter ended September 30, 2003. The Company has also restated the information contained in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in Part I, Item 2 of this Amendment No. 1.

The Company has also restated its financial statements to reflect its transformation into an exploratory stage company upon the adoption of a new business model, effective May 1, 2003, that of a precious minerals exploration company.

The amendment incorporates the cumulative changes of the Company’s Forms 10-Q/A for the quarters ended March 31, 2003 and June 30, 2003 to reflect the Hosted Solutions Business as discontinued operations. See Note 8 - Restatement.

Only Items 1 and 2 of Part I are being amended hereby and the Company has not included any items of this report not being amended. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment No. 1, which are forward-looking in nature, are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the markets for our products, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Amendment No. 1, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “plan” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Amendment No. 1 with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 2 entitled “Risk Factors” contained in the original Form 10-Q filed November 12, 2003, among others, may impact forward-looking statements contained in this Amendment No. 1.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	Restated (unaudited) September 30, 2003	December 31, 2002
Assets
Current Assets
Cash and equivalents	$17,325	$13,211
Accounts receivable, net	—	—
Prepaid expenses	3,334	—
Assets of operations of discontinued
hosted solutions business	—	1,169,154
Assets of operations of discontinued
accounting software business	—	3,589,741
Total current assets	20,659	4,772,106

Property and Equipment, net	—	—
Prepaid Royalties	—	—
Participation Mining Rights, net	490,829	—
	$511,488	$4,772,106

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$102,047	$19,712
Liabilities of operations of discontinued
hosted solutions business	77,293	475,948
Liabilities of operations of discontinued
accounting software business	—	3,682,819
Accrued expenses	—	4,494
Total current liabilities	179,340	4,182,973

Commitments and Contingencies

Shareholders’ Equity
Common stock, $0.01 par value, 150,000,000 shares authorized;
17,057,181 and 13,264,681 shares issued and outstanding	170,572	132,647
Additional paid-in capital	23,341,833	22,616,833
Stock subscriptions receivable	—	(2,000,000)
Deferred compensation	—	(182,213)
Warrants	2,602,860	2,602,860
Accumulated deficit	(22,932,460)	(22,580,994)
Deficit accumulated during the exploration stage, subsequent
to April 30, 2003	(2,850,657)	—
Total shareholders’ equity	332,148	589,133
	$511,488	$4,772,106

See accompanying notes to condensed consolidated financial statements.

(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	Restated 2003	2002	Restated 2003	2002	May 1, 2003 (inception) to Sept. 30, 2003
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
Cost of sales	—	—	—	—	—
General and administrative	135,491	63,148	343,280	214,712	265,046
Exploration expenses	300,000	—	2,791,290	—	2,791,290
Depreciation and amortization	38,270	—	38,387	—	38,387
Loss on disposal of assets	—	—	1,633	—	1,633
Loss on impairment of goodwill	—	—	—	—	—
Total operating expenses	473,761	63,148	3,174,590	214,712	3,096,356
Loss from Operations	(473,761)	(63,148)	(3,174,590)	(214,712)	(3,096,356)

Other Income (Expense):
Interest and dividend income	175	—	25,323	15,244	1,779
Other income	—	—	—	—	—
Interest expense	—	—	—	(119,206)	—
Loss on sale of prepaid royalties	—	—	—	—	—
Total other income (expense)	175	—	25,323	(103,962)	1,779
Loss from Operations before Tax
Refund and Discontinued Operations	(473,586)	(63,148)	(3,149,267)	(318,674)	(3,094,577)
Income tax refund	—	—	243,920	—	243,920
Loss from Continuing Operations	$(473,586)	$(63,148)	$(2,905,347)	$(318,674)	$(2,850,657)

Discontinued Operations (See Notes 3 and 4)
Loss from operations of
discontinued segments	—	(1,573,793)	(296,776)	(6,787,411)	—

Net Loss	$(473,586)	$(1,636,941)	$(3,202,123)	$(7,106,085)	$(2,850,657)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.03)	$—	$(0.20)	$(0.03)	$(0.19)
Discontinued operations	—	(0.12)	(0.02)	(0.55)	—
Net Loss	$(0.03)	$(0.12)	$(0.22)	$(0.58)	$(0.19)

Basic and Diluted Weighted Average
Outstanding Shares	17,057,181	13,298,014	14,444,271	12,300,947	15,290,788

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
Operating Activities:	Restated 2003	2002	May 1, 2003 (inception) to Sept. 30, 2003
Net loss	$(3,202,123)	$(7,106,085)	$(2,850,657)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	57,169	1,014,248	38,387
Deferred compensation expense	41,464	96,850	16,764
Loss on disposal of assets	884	101,319	1,633
Loss on impairment of goodwill	—	2,548,664	—
Issue of options, warrants and common stock for services	—	430,614	—
Interest expense related to common stock issued in excess of note payable	—	80,000	—
Amortization of debt discount	—	104,820	—
Amortization of acquired software developed	53,884	333,745	—
Exchange of assets for services	2,644	—	—
Loss on sale of prepaid royalties	434,895	—	—
Issue of common stock for exploration rights in excess of historical cost	2,491,290	—	2,491,290
Changes in operating assets and liabilities:
Accounts receivable, net	154,980	77,512	12,200
Inventories	7,983	13,862	—
Prepaid expenses	343,842	(20,865)	305,391
Prepaid royalties	—	309,745	—
Other assets	(2,890)	57,553	—
Accounts payable	(137,315)	(31,576)	48,905
Deferred revenue	(130,498)	56,865	—
Accrued expenses	99,719	(190,642)	(215,739)
Net cash provided by (used in) operating activities	215,928	(2,123,371)	(151,826)

Investing Activities:
Payments received on note receivable	—	500,000	—
Proceeds from sale of property and equipment	109,895	405,095	—
Proceeds from sale of prepaid royalties	540,105	—	—
Purchases of property and equipment	(3,880)	(49,792)	—
Investment in Participation Mining Rights	(527,889)	—	(527,889)
Net cash provided by (used in) investing activities	118,231	855,303	(527,889)

Financing Activities:
Payments on long-term notes payable	(84,732)	(1,712,569)	—
Common stock repurchased and retired	—	(63,035)	—
Cash proceeds from issuance of common stock	—	950,000	—
Cash proceeds from exercise of options and warrants	—	142,500	—
Cash proceeds from stock subscription receivable	—	200,000	—
Cash proceeds from short-term notes payable	—	450,000	—
Net cash used in financing activities	(84,732)	(33,104)	—

Change in Cash and Equivalents of Discontinued
Accounting Software Business	(245,313)	42,321	—
Increase (Decrease) in Cash and Equivalents	4,114	(1,258,851)	(679,715)
Cash and Equivalents, beginning of period	13,211	1,377,315	697,040
Cash and Equivalents, end of period	$17,325	$118,464	$17,325

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(f/k/a ACTIVE IQ TECHNOLOGIES, INC.)
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2003
(unaudited)

NOTE 1 - NATURE OF BUSINESS

We are a precious minerals exploration company. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 107,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. As of September 30, 2003, we have advanced $500,000 to Kwagga, which will be used to fund a 5 to 7 drillhole exploration program on the FSC Project and we are obligated to advance an additional $1,600,000. See Note 6 - Minority Interest in Active Hawk Minerals, LLC.

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

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. On July 9, 2003, following the formation of our limited liability company with Hawk Precious Minerals USA, Inc., we changed our name to Wits Basin Precious Minerals Inc. in order to further associate our new business model with our corporate name. Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our common stock trades on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol WITM. Prior to August 20, 2003, our common stock’s OTCBB trading symbol was AIQT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed March 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year as a whole.

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

We recognized the revenues derived from ASB sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At December 31, 2002, deferred revenue was $1,774,491, as reported in the discontinued operations, see Note 4.

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

We have adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted due to modifications of options of $41,464 and $96,850, for the nine months ended September 30, 2003 and 2002, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	Restated 2003	2002	Restated 2003	2002	May 1, 2003 (inception) to Sept. 30, 2003
Net loss:
As reported	$(473,586)	$(1,636,941)	$(3,202,123)	$(7,106,085)	$(2,850,657)
Pro forma	$(1,070,372)	$(2,027,599)	$(4,999,645)	$(8,278,060)	$(4,263,742)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.12)	$(0.22)	$(0.58)	$(0.19)
Pro forma	$(0.06)	$(0.15)	$(0.35)	$(0.67)	$(0.28)

Stock-based compensation
As reported	$9,377	$32,638	$41,464	$96,850	$16,764
Pro forma	$596,786	$390,658	$1,797,522	$1,171,975	$1,413,085

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

NOTE 3 - DISCONTINUED OPERATIONS HOSTED SOLUTIONS BUSINESS

In 2001, through a licensing agreement, we acquired the rights to develop and market, on a hosted basis, the online document management solutions of Stellent, Inc. This application service provider (ASP) software license agreement was the basis for our HSB, in which we were required to make advanced royalty payments and certain minimum royalty fee payments to Stellent. The balance of our prepaid royalties at December 31, 2002 was $975,000. On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business for $650,000 cash, the reimbursement of transaction-related expenses incurred by us in the amount of $150,000, and the assumption of certain obligations, liabilities and employees of ours. The remaining balance of the prepaid royalties ($975,000 at December 31, 2002) was expensed and netted together with the assets and liabilities of the HSB ($109,895 at March 14, 2003) together with the cash received ($650,000) in the transaction.

Under Minnesota law, shareholder approval is required when a corporation disposes of “all or substantially all” of its assets. The assets related to the Hosted Solutions Business, which represented only 23 percent of our total assets and which generated only 11 percent of our consolidated revenues for the year ended December 31, 2002, did not constitute the sale of all or substantially all of our assets. Therefore, the transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business.

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002

Revenues	$—	$108,233	$132,455	$377,792

Operating Expenses:
Cost of sales	—	177,738	35,354	378,681
Selling, general and administrative	—	220,883	161,597	2,056,771
Depreciation and amortization	—	32,638	8,935	406,170
Loss (gain) on disposal of assets	—	3,894	(749)	101,319
Loss on impairment of goodwill	—	417,273	—	417,273
Total operating expenses	—	852,426	205,137	3,360,214
Loss from discontinued operations	—	(744,193)	(72,682)	(2,982,422)

Other income	—	—	150,000	20,000
Loss on sale of prepaid royalties	—	—	(434,895)	—

Net loss from discontinued operations	$—	$(744,193)	$(357,577)	$(2,962,422)

Assets and liabilities of the HSB consisted of the following at:

	September 30, 2003	December 31, 2002
Accounts receivable, net	$—	$35,107
Prepaid expenses	—	35,542
Property and equipment, net	—	123,505
Prepaid royalties	—	975,000
Total assets	$—	$1,169,154

Accounts payable	55,969	284,814
Accrued expenses	21,324	191,134
Total liabilities	$77,293	$475,948

NOTE 4 - DISCONTINUED OPERATIONS ACCOUNTING SOFTWARE BUSINESS

In December 2002, our Board of Directors authorized a plan to sell our ASB to key employees of that division. The ASB publishes traditional accounting and financial management software for small and medium sized businesses, farms and ranches throughout North America. We acquired (through the acquisition of 3 companies) the ASB during the year ended December 31, 2001 for the purpose of utilizing the business customer base to market other of our E-commerce products and services. The ASB consisted of two accounting software applications companies: Red Wing Business Systems, Inc. and Champion Business Systems, Inc., collectively referred to as “Red Wing.” Also, during 2002, we determined to abandon our E-commerce business after acquiring the rights to develop and market hosted online document solution products. Therefore, once we abandoned the E-commerce business model to focus on the hosted solutions business, the accounting software business no longer fit within our business plan.

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

The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002

Revenues	$—	$964,488	$1,491,059	$2,982,350

Operating Expenses:
Cost of goods sold	—	252,672	371,971	973,741
Selling, general and administrative	—	763,031	617,417	2,249,102
Depreciation and amortization	—	415,111	63,848	941,720
Product development	—	194,156	231,243	276,830
Loss on impairment of goodwill	—	—	—	2,131,391
Total operating expenses	—	1,624,970	1,284,479	6,572,784
Income (loss) from discontinued operations	—	(660,482)	206,580	(3,590,434)

Other expense	—	(169,118)	(145,779)	(234,555)

Net income (loss) from discontinued operations	$—	$(829,600)	$60,801	$(3,824,989)

Assets and liabilities of the ASB consisted of the following at December 31, 2002:

Cash	$526,447
Accounts receivable, net	176,370
Inventories	46,438
Property and equipment, net	119,561
Acquired software developed, net	492,170
Goodwill, net	1,318,260
Other intangibles, net	869,927
Other assets	40,568
Total assets	$3,589,741

Accounts payable	81,064
Accrued expenses	244,360
Deferred revenue	1,774,491
Notes payable	1,582,904
Total liabilities	$3,682,819

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

Our participation mining rights components are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. As of September 30, 2003, we have advanced $500,000 to Kwagga, which will be used to fund a 5 to 7 drillhole exploration program on the FSC Project that will commence in October 2003. This was the first of three contributions that will total $2,100,000. The balance of the remaining two contributions was originally scheduled as follows: on September 27, 2003, $1,000,000 was due, and on November 11, 2003, $600,000 was due. The September 27, 2003 contribution was subsequently extended to October 15, 2003, and has been made. The terms of the November 11, 2003 contribution were amended to allow the contribution to be paid in 2 equal payments of $300,000 on each of November 11, 2003 and April 30, 2004. If we fail to make any advances by the prescribed due dates, Kwagga has specific rights to terminate our interests. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

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

By the terms of the Joint Agreement, as described above, both parties made their contributions to Active Hawk for a 50 percent equity interest. Hawk USA contributed its right to fund and acquire a 50 percent interest in the FSC Project and its patented mining claims held in the Holdsworth Project. Hawk USA’s projects were valued at their historical cost, an aggregate of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. As additional compensation for Hawk USA’s mineral rights contributions, Hawk USA was issued 3,750,000 shares of our unregistered common stock valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The excess amount of stock issued to Hawk USA over the historical cost, or $2,491,290, was recorded as an exploration expense in the restated financial statements for the nine months ended September 30, 2003. See Note 8 - Restatement.

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

Components of Participation Mining Rights are as follows:

	September 30, 2003	December 31, 2002
Initial advance to the FSC Project	$500,000	$—
Historical value assigned to the FSC Project	228,975	—
Historical value assigned to the Holdsworth Project	17,235	—
Miscellaneous costs (1)	82,889	—
Gross Participation Mining Rights	829,099	—
Less expenditures reported by AfriOre and Kwagga	300,000	—
Less amortization	38,270	—
Balance at September 30, 2003	$490,829	$—

(1)	Includes the joint agreement costs and the issuance of an option to a former director.

We began to amortize Participation Mining Rights (less the value assigned to the Holdsworth Project and the advance to the FSC Project) over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole at the FSC Project will be completed within the next 24 months. The monthly amortization is approximately $12,700. The advances we make to the FSC Project will be expensed as exploration expenditures based on the reports we receive from AfriOre and Kwagga. We will continue to evaluate the remaining balance of the intangible based on exploration progress reported to us by AfriOre and we may accelerate the rate of amortization accordingly. We will continue to evaluate the possible opportunities to commence on the Holdsworth Project and will have formulated final plans by year-end.

NOTE 6 - MINORITY INTEREST IN ACTIVE HAWK MINERALS LLC

As a 50 percent owner in Active Hawk Minerals, LLC with Hawk USA, we will be sharing in the rights from mineral exploration projects being operated by AfriOre in the FSC Project area of South Africa. Our ownership is based on cash contributions that will total $2,100,000. Hawk USA has contributed its interest in the FSC and Holdsworth Projects.

We have a “Buyout Option” in which we can acquire Hawk USA’s 50 percent interest in the LLC by issuing Hawk USA 2,500,000 of unregistered common shares, on or before October 6, 2003. Hawk USA subsequently extended the exercise date of the Buyout Option until November 7, 2003, and on that date, we exercised such option. See Note 9 - Subsequent Events for a further discussion.

Based on our 50 percent ownership and the Buyout Option we have in the Active Hawk Minerals, LLC, we have consolidated the financial statements, as of September 30, 2003, of Active Hawk Minerals, LLC into our own consolidated financial statements.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended Sept. 30,		May 1, 2003 (inception) to Sept. 30,
	2003	2002	2003
Cash paid for interest	$—	$58,553	$—
Non-cash financing and investing activities:
Common stock issued in exchange for
stock subscription receivable	$—	$2,025,000	$—
Conversion of preferred stock into common stock	$—	$365,000	$—
Conversion of notes payable into common stock	$—	$348,757	$—
Conversion of accrued wages into common stock	$56,529	$—	$—
Cancellation of stock subscription receivable	$2,000,000	$—	$—
Conversion of accounts payable into common stock	$250,000	$—	$250,000
Issuance of option for investment in
Active Hawk Minerals LLC	$55,000	$—	$55,000

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

	Assets	Accounts Payable	Liabilities of HSB	Accrued Expenses	Minority interest in LLC	Additional Paid in Capital	Net Loss (4)
Previously reported amounts	$5,188,048	$158,016	$—	$21,324	$1,950,000	$23,529,582	$(663,312)
Expensing of previously recorded exploration intangibles (1)	(2,491,290)	—	—	—	—	—	(2,491,290)
Accounts payable of HSB	—	(55,969)	55,969	—	—	—	—
Accrued expenses of HSB	—	—	21,324	(21,324)	—	—	—
Correction of deferred compensation expense for the period ended March 31, 2003	—	—	—	—	—	(140,749)	140,749
Correction of error relating to warrant issued to acquire mining rights (2)	(47,000)	—	—	—	—	(47,000)	—
Elimination of Minority Interest in Active Hawk Minerals, LLC	(2,100,000)	—	—	—	(1,950,000)	—	(150,000)
Amortization of participation mining rights (3)	(38,270)	—	—	—	—	—	(38,270)
Restated amounts	$511,488	$102,047	$77,293	$—	$—	$23,341,833	$(3,202,123)

(1) The adjustment relates to 3,750,000 shares of common stock issued for participation mining rights, valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) over the historical cost of $246,210.

(2) Correction reported in restated amounts for the three months ended June 30, 2003.

(3) We began the amortization of participation mining rights during the three months ended September 30, 2003.

(4) The reported adjustments to net income changes the previously reported three months ended September 30, 2003 net loss of $285,316 to $473,586.

The following table reconciles the participation mining rights restatement.

	September 30, 2003
	As reported	Restated
Total value of consideration contributed by Hawk USA	$2,100,000	$—
Issuance of 3,750,000 common shares to Hawk USA	2,737,500	—
Issuance of option to former director	102,000	55,000
Joint Agreement costs	27,889	27,889
Historical value assigned to the FSC Project	—	228,975
Historical value assigned to the Holdsworth Project	—	17,235
Initial advance to the FSC Project	—	500,000
Less expenditures reported by AfriOre and Kwagga	—	(300,000)
Less amortization	—	(38,270)
	$4,967,389	$490,829

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations
Basic and diluted net loss
per common share:
Previously reported amounts	$(0.02)	$--	$(0.05)	$--
Restated amounts	(0.01)	--	(0.15)	(0.02)
Restated Net Loss	$(0.03)	$--	$(0.20)	$(0.02)

NOTE 9 - SUBSEQUENT EVENTS

On October 9, 2003, the Company’s Board of Directors approved an extension on the expiration of our 690,000 publicly traded redeemable warrants until May 31, 2004 from the previous extended date of November 28, 2003.

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

Pursuant to the terms of our Joint Agreement with Hawk USA, we also received an option to acquire Hawk USA’s entire 50 percent equity interest in Active Hawk Minerals, LLC in exchange for issuing to Hawk USA an additional 2,500,000 shares of our common stock. On November 7, 2003, we exercised the option and issued the common stock (valued at $0.94 per share, based on the closing sale price of our common stock on November 7, 2003 as listed on the OTCBB), which represented an issuance of 9.0 percent of our total issued and outstanding common stock of 27,797,181 shares. As of November 7, 2003, Active Hawk Minerals, LLC is now our wholly owned subsidiary.

NOTE 10 - LEGAL PROCEEDINGS

On June 19, 2003, we were named as a defendant in a lawsuit by Jack A. Johnson, who served as our President and CEO until leaving the Company to accept employment with Stellent, Inc., following the sale to Stellent of our hosted solutions business. Mr. Johnson has asserted claims for breach of an alleged employment contract. We have denied all liability and are vigorously defending against Mr. Johnson’s claims. In particular, we have denied the enforceability of the alleged employment agreement. According to Mr. Johnson’s pleadings, he claims to be entitled to damages in the total amount of $360,000, plus an undetermined amount for his attorneys’ fees and costs. The matter is currently in the discovery phase. We are unable to state, with any degree of certainty, the probable outcome of this matter and as such, we will not be accruing a liability until such time as the discovery phase is complete.

As reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, the Company was a defendant in two separate and unrelated actions brought in District Court, City and County of Denver, Colorado. One such action was a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of our predecessor, Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc. In October 2003, the parties reached a settlement of such litigation and filed with the court a stipulation for dismissal without prejudice. Pursuant to such settlement, the Company was not obligated to make any payments to the plaintiff, although the Company remains contingently liable pursuant to the guaranty.

The other legal proceeding venued in District Court in Denver, Colorado that was described in the Company’s most recent Quarterly Report on Form 10-Q involved an action brought by Timothy L. White against the Company and Meteor Marketing, Inc. in which the plaintiff alleged that the Company was liable in the amount of $102,750 for certain obligations of Meteor Marketing as a result of an April 1999 guaranty. As previously reported by the Company, the plaintiff obtained a default judgment against the Company. On October 9, 2003, the action was dismissed and such default judgment was vacated for improper service of process. Mr. White and Meteor Marketing subsequently entered into a forbearance agreement with respect to Meteor Marketing’s outstanding obligations. Although, to the Company’s knowledge, no attempt has since been made by the plaintiff to re-commence the action, in the event Meteor Marketing breaches or otherwise defaults upon its obligations under the forbearance agreement, Mr. White may again seek to hold the Company liable pursuant to its guaranty.

On May 15, 2003, Bobby Abrams filed suit against Red Wing Business Systems, Inc. and Champion Business Systems, Inc. (collectively “Red Wing”) our wholly owned subsidiaries, in the amount of $100,000, relating to an accounting software upgrade for his personal business. We settled the litigation with a payment in the amount of $1,750 made to Mr. Abrams and on August 19, 2003, we received notice of a settlement agreement and mutual release, whereby the action was dismissed with prejudice as to all of the parties.

24
16

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

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 107,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. For the nine months ended September 30, 2003, we have advanced $500,000 to Kwagga, which will be used to fund a 5 to 7 drillhole exploration program on the FSC Project.

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

We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have no current plans to conduct exploration activities on the Holdsworth Project since we do not possess the expertise, equipment or funding necessary to conduct such activities. Based on prior surveys conducted, we estimate that exploration costs would be approximately $500,000. Therefore, we intend to partner with a third party to conduct any exploration activities.

In addition to these two projects, we intend to pursue interests in other precious mineral exploration projects. The form of these interests may be direct ownership of mineral exploration rights to certain lands or may be indirect interests in exploration projects, similar to our interest in the FSC Project.

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business (“ASB”) and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business (“HSB”). In December 2002, our Board of Directors authorized a plan to sell the ASB. As a result of the formal plan, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the three months and nine months ended September 30, 2002. See Note 4 included elsewhere in this quarterly report, for further discussion regarding the discontinued operations of ASB.

Subsequent to our decision to sell the ASB, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our HSB beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the HSB and thereby as a result of the sale, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the three months and nine months ended September 30, 2002. See Note 3 included elsewhere in this quarterly report, for a further discussion regarding the HSB.

As a result of the sale of the HSB and ASB, we became an exploratory stage company effective May 1, 2003.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In April 2001, in conjunction with our merger with activeIQ Technologies Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. On July 9, 2003, following our transaction with Hawk USA, we changed our name to Wits Basin Precious Minerals Inc. in order to further associate our new business model with our corporate name. Presently, our only business model involves sharing in the rights of mineral exploration.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our common stock trades on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol WITM. Prior to August 20, 2003, our common stock’s OTCBB trading symbol was AIQT.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2003 and 2002. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $135,491 for the three months ended September 30, 2003 as compared to $63,148 for the same period in 2002. General and administrative expenses for the nine months ended September 30, 2003 were $343,280 as compared to $214,712 for the same period in 2002. We anticipate the rate of spending for the fourth quarter pertaining to selling, general and administrative expenses to approximate the third quarter level.

Exploration expenses consists of expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC Project site and expensing of consideration issued in connection with our acquisitions of mineral and mining rights. We recorded $300,000 in expenses for the three months ended September 30, 2003 as compared to $0 for the same period in 2002. These expenses were utilized to move equipment to the drill site and general administrative expenses by AfriOre. AfriOre made an announcement on October 8, 2003, of their commencement of the first of three drillholes. We will receive a report every quarter as to the amounts spent on the FSC Project. We recorded exploration expenses of $2,791,290 for the nine months ended September 30, 2003. This reflects the $300,000 at the FSC Project as described before and expensing of consideration issued in connection with our exploration acquisitions based on the issuance of 3,750,000 unregistered shares of our common stock to Hawk USA on June 26, 2003, which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The value assigned to these shares issued was based on the fair value of our stock, based on the closing price of $0.73 per share as listed on the OTCBB. We expensed the value of these shares, $2,737,500, as excess value invested in the Active Hawk Minerals, LLC to obtain the exploration rights to the FSC and Holdsworth Projects, less the historical cost of the FSC and Holdsworth Projects of $246,210, or $2,491,290.

We began to amortize participation mining rights (less the value assigned to the Holdsworth Project and the advance to the FSC Project) over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole at the FSC Project will be completed within the next 24 months. Amortization was $38,270 for the three and nine months ended September 30, 2003 as compared to $0 for the same periods in 2002. See Note 5 included elsewhere in this quarterly report, for a further discussion regarding Participation Mining Rights. Depreciation was $117 for the nine months ended September 30, 2003. With the completion of the sale of the HSB and ASB, we no longer have any depreciable assets and until such time as we make capital expenditures for new property or equipment, we do not expect to record any depreciation expense in future quarters.

During the nine months ended September 30, 2003, we had $1,633 loss on disposal of assets as compared to $0 for the same period in 2002.

Other Income and Expenses

Our other income and expense consists of interest and dividend income and interest expense. Interest income for the three months ended September 30, 2003 was $175 compared to $0 for the same period in 2002. Interest income for the nine months ended September 30, 2003 was $25,323 compared to $15,244 for the same period in 2002. The interest income we reported for 2003 was primarily earned from a federal income tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related to portfolio interest. For the nine months ended September 30, 2002, we recorded an interest expense of $119,206, which related to a short term note payable, both as interest and conversion into common stock expense.

Income Tax Refund

We filed an amended Federal Income Return on prior Net-Operating Losses (NOL’s) and received a tax refund in the amount of $243,920 during the quarter ended June 30, 2003. No further refunds will be available based on current tax law for the periods previously amended.

Discontinued Operations

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Revenues	$—	$108,233	$132,455	$377,792

Operating Expenses:
Cost of sales	—	177,738	35,354	378,681
Selling, general and administrative	—	220,883	161,597	2,056,771
Depreciation and amortization	—	32,638	8,935	406,170
Loss (gain) on disposal of assets	—	3,894	(749)	101,319
Loss on impairment of goodwill	—	417,273	—	417,273
Total operating expenses	—	852,426	205,137	3,360,214
Loss from discontinued operations	—	(744,193)	(72,682)	(2,982,422)

Other income	—	—	150,000	20,000
Loss on sale of prepaid royalties	—	—	(434,895)	—

Net loss from discontinued operations	$—	$(744,193)	$(357,577)	$(2,962,422)

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Revenues	$—	$964,488	$1,491,059	$2,982,350

Operating Expenses:
Cost of goods sold	—	252,672	371,971	973,741
Selling, general and administrative	—	763,031	617,417	2,249,102
Depreciation and amortization	—	415,111	63,848	941,720
Product development	—	194,156	231,243	276,830
Loss on impairment of goodwill	—	—	—	2,131,391
Total operating expenses	—	1,624,970	1,284,479	6,572,784
Income (loss) from discontinued operations	—	(660,482)	206,580	(3,590,434)

Other expense	—	(169,118)	(145,779)	(234,555)

Net income (loss) from discontinued operations	$—	$(829,600)	$60,801	$(3,824,989)

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. Net cash provided by operating activities was $215,928 for the nine months ended September 30, 2003, compared to net cash used by operating activities of $2,123,371 for the same period in 2002.

We had working capital deficit of $158,681 at September 30, 2003, compared to working capital of $589,133 at December 31, 2002. Cash and equivalents were $17,325 at September 30, 2003, representing an increase of $4,114 from the cash and equivalents of $13,211 at December 31, 2002.

On March 14, 2003, we sold all of the assets relating to our HSB to Stellent, Inc. for $650,000 cash, the reimbursement of transaction-related expenses incurred by us in the amount of $150,000, and the assumption of certain obligations, liabilities and employees of the Company. Under Minnesota law, shareholder approval is required when a corporation disposes of “all or substantially all” of its assets. The assets related to the Hosted Solutions Business, which represented only 23 percent of our total assets and which generated only 11 percent of our consolidated revenues for the year ended December 31, 2002, did not constitute the sale of all or substantially all of our assets. Therefore, the transaction was not subject to shareholder approval. With the completion of this sale, we no longer operate in the online document management business.

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

In June 2003, we acquired two exploration projects in a transaction with Hawk USA. In one of these projects, the FSC Project, we are a passive investor and have the right to acquire up to a 50 percent equity interest in Kwagga through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. To date, we have advanced $500,000 to Kwagga, which will be used to fund a 5 to 7 drillhole exploration program on the FSC Project. This was the first of three contributions that will total $2,100,000. The balance of the remaining two contributions was originally scheduled as follows: on September 27, 2003, $1,000,000 was due, and on November 11, 2003, $600,000 was due. The September 27, 2003 contribution was subsequently extended to October 15, 2003, and has been made. The terms of the November 11, 2003 contribution were amended to allow the contribution to be paid in 2 equal payments of $300,000 on each of November 11, 2003 and April 30, 2004. Once Kwagga has spent our aggregate $2,100,000 contribution, (as defined in the “Heads of Agreement” dated June 4, 2003, between Hawk, Kwagga and AfriOre) we will receive such number of shares of Kwagga’s capital stock representing a 35 percent ownership position. Once the current exploration activities being conducted on the FSC Project are complete, estimated to take approximately 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further contribution of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. If we fail to make any advances by the prescribed due date, Kwagga has specific rights to terminate our interests. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

In addition, we have a “Buyout Option” in which we can acquire Hawk USA’s 50 percent interest in the LLC by issuing Hawk USA 2,500,000 common shares, on or before October 6, 2003. Hawk USA subsequently extended the exercise date of the Buyout Option until November 7, 2003, and on that date, we exercised such option.

We anticipate that the existing sources of liquidity will not provide cash to fund operations for the next twelve months. Our estimate for the next twelve months is approximately $2,800,000; with $1,600,000 due Kwagga and the balance to be used to general and administrative expenses to include a major marketing program. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions and to develop a credit facility with a lender or the exercise of options and warrants. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

WITS BASIN PRECIOUS MINERALS INC (f/n/a ACTIVE IQ TECHNOLOGIES, INC.)

Date: January 14, 2005	By:	/s/ H. Vance White
H. Vance White Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko Chief Financial Officer

