Form 10-K/A
period 2003-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2005-01-14
CIK 912875

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2003
Commission File Number: 1-12401

WITS BASIN PRECIOUS MINERALS INC.
(Exact Name of Issuer as Specified in its Charter)

MINNESOTA	84-1236619
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

80 SOUTH 8TH STREET, SUITE 900, MINNEAPOLIS, MINNESOTA 55402
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (612) 349-5277

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
Yes ☒   No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $7,008,000 based on the closing sale price of $0.75 on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter.

On March 26, 2004, 33,275,181 shares of common stock (the Registrant’s only class of voting stock) were outstanding.

WITS BASIN PRECIOUS MINERALS INC.
(f/k/a Active IQ Technologies, Inc.)

Annual Report on Form 10-K/A
For the Year Ended December 31, 2003

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, which amends the Company’s Form 10-K originally filed on March 30, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-2 (file number 333-110831).

The Company has restated the financial statements for the year ended December 31, 2003 contained in Item 8 of this Amendment No. 1 to, among other things, reflect changes in the Company’s exploration agreement intangible. In particular, the Company has expensed a portion of its exploration agreement. As reflected in the consolidated statement of operations, expenses and net loss increased by $4,459,365 for the year ended December 31, 2003 as a result of this adjustment. In addition, loss per share increased $0.29 for the year ended December 31, 2003. As reflected in the consolidated balance sheet, stockholders’ equity decreased by $4,459,365 at December 31, 2003. The Company has also restated the information contained in the Selected Financial Data contained in Item 6 of this Amendment No. 1. The restatement did not impact the Company’s consolidated cash flow for the year ended December 31, 2003. The Company has also restated the discussions contained in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Results of Operations contained in Item 7 of this Amendment No. 1. However, the Company has not revised or updated in any way from the initial filing of the Form 10-K on March 30, 2004 the discussion in Item 7 under the section entitled “Liquidity,” which continues to speak as of March 30, 2004.

Further, the Company has restated its financial statements to reflect its transformation into an exploratory stage company upon the adoption of a new business model, effective May 1, 2003, that of a precious minerals exploration company.

Except as described above, this Amendment No. 1 does not update any other disclosures contained in the original Form 10-K filed on March 30, 2004 to reflect developments since the original date of such original filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment No. 1, which are forward-looking in nature, are based on the current beliefs of our management, as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Amendment No. 1, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Amendment No. 1 with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 1 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Amendment No. 1.

PART I

ITEM 1.  BUSINESS

OVERVIEW

We are a precious minerals exploration company based in Minneapolis, Minnesota. For fiscal 2003, we held interests in two mineral exploration projects, one in South Africa and one in Canada. Our primary holding is a right to earn up to a 50 percent passive interest in Kwagga, which holds the rights and interests in the “FSC Project,” an exploration project covering 140,000 hectares, adjacent to the Witwatersrand goldfields in South Africa. We also own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares, located in the Wawa area near the village of Hawk Junction, Ontario. In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in the FSC Project, these rights may take the form of ownership interests in entities holding exploration rights. Further, although our only current interests are gold exploration projects, future projects may involve other precious or base minerals.

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

As a result of the sale of the Hosted Solutions Business and Accounting Software Business, we became an exploratory stage company effective May 1, 2003.

ACTIVE HAWK MINERALS, LLC

On June 26, 2003, pursuant to a joint venture and contribution agreement, the Company and Hawk Precious Minerals USA, Inc. (“Hawk USA”) formed a Minnesota limited liability company known as Active Hawk Minerals, LLC (“Active Hawk”). Hawk USA is a wholly owned subsidiary of Hawk Precious Minerals Inc., (“Hawk”) an Ontario, Canada based company. In exchange for receiving a 50 percent equity interest in Active Hawk, Hawk USA contributed all of its interest in its “Heads of Agreement” with Kwagga Gold (Proprietary) Limited (“Kwagga”), a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”), relating the FSC Project. Hawk USA also contributed to Active Hawk all of its interest in a 304 hectare gold exploration project located near Hawk Junction, Ontario, Canada. In exchange for our 50 percent equity interest in Active Hawk, we assumed the liabilities of the Heads of Agreement, that to fund up to $3.5 million for exploration for the FSC Project and we additionally issued 3,750,000 shares of our common stock to Hawk USA, which represented an issuance of 28.2 percent of our total issued and outstanding common stock.

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

From	To	Description

0	1,444,14 m	Karoo Supergoup
1,444.14 m	2,672.49 m	Transvaal Supergroup, Chuniesport Group: interbedded dolomite, shales and quartzite.
2,672.49 m	2,687.29 m	Transvaal Supergroup, Chuniesport Group: Black Reef Quartzite Formation, black shales at top followed by quartzite and pebble conglomerates.
2,687.29 m	2,731.01 m	Ventersdorp Supergoup, Amygdaloidal lavas.

Previous Exploration Efforts

AfriOre’s interest in the FSC Project began in 1996. Based largely on geophysical modeling of government aeormagnetic and other published data, such as regional gravity maps and some borehole data, AfriOre’s consultants theorized about the possibility of a major extension of the Witwatersrand Basin to the south and east. In the past six years, AfriOre has compiled and interpreted geophysical data from government sources, geophysical and borehole data from previous mining company exploration programs and has conducted its own geophysical and drilling programs.

In 1999, AfriOre formed a joint venture with Iamgold Corporation, a Canadian-based gold mining company, to explore a portion of the FSC Project area. The AfriOre-Iamgold partnership commissioned the completion of two drillholes and other geological studies in order to ascertain the presence of Witwatersrand rock extensions in the FSC Project area. Iamgold concluded, however, that the sequence was too young to correspond to the targeted Witwatersrand Basin rocks that might host gold mineralization. Based on an evaluation of the seismic data in terms of this information, Iamgold concluded that the occurrence of mineralized Witwatersrand rocks within the joint venture project area was very unlikely. Iamgold therefore withdrew from the joint venture in June 2002.

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

The first drillhole has been sited after a comprehensive analysis of data from the recently completed aeromagnetic survey and the reprocessing of ground based gravity data. The aeromagnetic survey utilized the latest three sensor horizontal gradient technology to achieve a high resolution coverage over an area of 1,231 square kilometers, which included 28,380 line kilometers, flown at a 500 meter line spacing. The resulting data set has been combined with similar data from a previous aeromagnetic survey completed by AfriOre, which covered an area of 290 square kilometers. The interpretation also incorporated updated ground gravity data, covering an area of 8,530 square kilometers, as well as information from AfriOre’s comprehensive database of historical drilling and seismic survey data.

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

HOLDSWORTH PROJECT

We have the rights to 19 contiguous patented mining claims covering approximately 304 hectares in northern Ontario, Canada, which we refer to as the “Holdsworth Project.” We acquired our interest in the Holdsworth Project from Hawk USA, which had contributed its interest in the project in June 2003 in connection with the formation of Active Hawk Minerals, LLC. The mining claims that we hold allow us to conduct both exploration and exploitation activities in the oxide zone of the Holdsworth Project. As indicated below under “—Our Exploration Plans,” however, we do not have any current plans to begin exploration activities on the Holdsworth Project.

Location, Access and Infrastructure

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

The Soocana Quartz Vein is a south dipping quartz-carbonate vein system, localized within an altered shear zone cutting mafic intrusive and extrusive rocks. The highly deformed core of the gold bearing quartz ankente vein is accompanied by sericite, tourmaline, pyrite, chalcopyrite and local green mica. This core is enveloped by less deformed bleached zones containing calcite, pyrite and chlorite. The surrounding rocks are dark grey-green, relatively undeformed mafic to intermediate intrusive and volcanic rocks. The vein system trends approximately east-west. Further research will be necessary to get greater detailed information.

The Holdsworth Pyrite Prospect consists of massive lenses of pyrite situated at the contact between mafic and felsic metavolcanic rocks. These lenses trend approximately east-west and dip steeply towards the north. They are locally cut and offset by north-northwest trending faults. At present, five related zones have been confirmed by surface stripping and prospecting and several others indicated by ground geophysical surveys. The five confirmed zones (the “East,” “East Extension,” “East Offset,” “West” and “West Offset”) have a combined strike length in excess of 2,200 meters

The Holdsworth Pyrite zones are of interest for their gold potential for two reasons. One of these is represented by the unoxidized portion of the sulphide zone and its surrounding rocks. The second zone of interest on the Holdsworth Pyrite Prospect is a gold bearing, black colored “oxidized cap” that overlies the massive pyrite. The oxidized material that forms a “cap” to the Holdsworth Pyrite deposit has been described by old-time prospectors as a ‘black sand’. It consists of siliceous grains and non magnetic iron oxide pellets ranging from a few centimeters to several microns in size

Previous Work

Work on the Holdsworth property dates back to 1918 when John Holdsworth staked the claims after discovering massive pyrite boulders. Following is a summary of work carried out on the property since that time.

(1918-19) Algoma Steel Corp.: Located the Main Pyrite Zone and tested it with 22 drill holes

(1926) Grasseli Chemical Co.: Completed 8 drill holes to check the A.S.C.

(1930) Canadian Pyrites Ltd. (Dupont): Conducted an "electrical survey" to locate new pyrite zones and prepared a crude geological map.

(1933) Soocana Mining Company Ltd.: Completed a series of trenches and six (6) drill holes on the Holdsworth Gold Prospect (Soocana Quartz Vein).

(1933-1979) Miscellaneous Property Examinations by various Mining Companies including Falconbridge Nickel Mines Ltd. (1935) and Erie Canadian Mines Ltd. (1938).

(1982-1983) Falconbridge Nickel Mines Ltd.: Completed an airborne geophysical survey followed by establishing a control grid, magnetometer and VLF-EM surveys, geological mapping, rock and soil geochemical (A-Horizon) sampling and diamond drilling [five (5) holes for 590 meters; two (2) of these on the Soocana Gold Prospect, two (2) on the Holdsworth Pyrite Zone and one (1) on a separate geochemical target].

(1985-1989) Reed Lake Exploration Ltd.: Work program included the construction of an access road, refurbishing an existing control grid, prospecting and rock sampling over a portion of the claim group, stripping, trenching, rock sampling and diamond drilling (32 holes for 1908 m) on the Soocana Gold Prospect; stripping, sampling and drilling (5 holes for 491 m) on the Holdsworth Pyrite Prospect.

A 1999 work program on the Holdsworth Gold Prospect was carried out by Hawk Junction Capital Corp, the predecessor of Hawk Precious Minerals Inc., and included the following:

•	Re-establishing a control grid over the “East Mineralized Zone” to facilitate geological mapping, sample location and future development. Elevations of critical portions of the zone and surrounding area were surveyed. Ground VLF-EM surveying was completed in overburden areas to pinpoint the Mineralized zone for stripping.
•	Systematic Sampling by backhoe of the central part of the East Zone was carried out along with wide spaced testing of the eastern and western end of the East Zone. Prospecting confirmed the existence of four additional black sand zones.
•	Preliminary results from Mill testing of the material was obtained in preparation for a bulk sampling program. A site has been selected and permitting initiated.

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

In addition to the material outlined by the 1999 trenching and sampling program, prospecting accompanied by ground VLF-EM surveying (in addition to data available from previous work) has located and partially delineated four other zones - the “East Extension,” “East Offset,” the “West Zone” (previously located and grab sampled, Reed Lake Exploration, 1988) and the “West Offset.” The total strike length of these zones is approximately 1540 meters. Numerous other VLF-EM conductors were detected by a 1983 geophysical survey. These may represent similar pyrite lenses offset by regional faulting and have excellent potential for additional similar gold mineralization. Other pyrite zones on adjacent properties offer additional potential for feed to a processing facility.

Our Exploration Plans

The Holdsworth Project has no known reserves and no known environmental liabilities. Work programs in the past have involved stripping, trenching and road construction by excavator and diamond drilling. The sample trenches have been filled in.

To conduct a work program on the property, numerous permits need to be acquired. For Phase 1, only a notice of advanced exploration is mandatory. A water sampling program would need to be implemented to establish background levels prior to any further work. Included in the Phase 1 program, is a four hole drill program (200 meters). Costs, including related infrastructure, is approximately $100,000. The next phase of the project should involve small scale bench testing of 50 kilogram samples from the black sand deposit to predict costs and confirm gold and silver recoveries. If this work demonstrates that the gold and silver can be recovered, a second phase involving a bulk sample of from 10 to 100 tons should be collected and processed as a pilot test. Extensive stripping and sampling should then be completed designed to expand the resource base according to accepted engineering standards. Costs, including related infrastructure, is approximately $400,000. A third phase will be contingent upon successfully defining enough gold/silver bearing black sand and a preliminary economic assessment of the project. If results are encouraging, the third phase would involve a large bulk sampling program combined with a feasibility study leading up to some form of production. The cost of a third phase is unpredictable at this time.

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

BRAZMIN LTDA.

On February 6, 2004, we entered into a purchase agreement to acquire Brazmin Ltda, a precious minerals company located in Rio de Janeiro, Brazil. Pursuant to the purchase agreement, we purchased 99.99 percent of the outstanding capital  shares of Brazmin. Brazilian law forbids 100 percent ownership by a foreign entity; therefore, one of the principals, a Brazilian resident, remains a quota holder. . In exchange for the shares of Brazmin capital stock that we acquired, we paid to the sellers $50,000 in cash, issued 700,000 shares of our common stock and a 5-year warrant to purchase 150,000 additional shares at a price of $1.50 per share, and reimbursed the seller for expenses of approximately $20,000 incurred in connection with the transaction. The purchase agreement provides that we must use our best efforts to register the shares of common stock that we issued in the transaction on or before July 5, 2004. If the shares are not registered by that date, on or before July 15, 2004, the seller may elect to rescind the transaction and reacquire the Brazmin shares sold to us in exchange for surrendering to us the shares and warrant we issued as partial consideration; the seller would still be entitled to retain the $50,000 in cash and reimbursed expenses.

Brazmin’s current property portfolio consists of 4 distinct land regions in Brazil: the Rio Maria Property - Pará State; Campo Grande, Minas Gerais State; São Julião, Piaui and Ceara States; and the Serrita, Pernambuco State.

Rio Maria Property - Pará State, Brazil
•	Located in the highly prospective Carajás district of Brazil, exploration rights for this 27,431 ha property was acquired after Canyon Resources had spent US$2.0 million defining gold targets prior to withdrawing from Brazil after the Bre-X Minerals Ltd. gold scandal.
•	The early stage project has easy access and is located approximately 20 km from the town of Rio Maria, which is connected by paved highway to the state capital of Belem.
•	The geology of the Rio Maria Property is dominated by the highly prospective Andorinhas Greenstone Belt.
•	An estimated 15 tonnes of gold have been produced by information miners (garimpeiros) from alluvial and bedrock gold deposits within and adjacent to the Rio Maria property.
•	Exploration work of the prior operators was focused for gold with no analyses carried out for base metals. This work identified several potential targets for gold, which requires additional exploration.
•	While there is potential for gold related to shear zones cutting greenstone rocks, the property has significant appeal due to its potential for large copper - gold mineralized systems of the iron oxide copper-gold (IOCG) family similar to those found elsewhere in the Carajás district.

Campo Grande, Minas Gerais State, Brazil
•	Campo Grande is an early stage exploration project previously owned by Barrick and Western Mining Corporation who had spent a total of US$100,000 on the property.
•	Brazmin has very recently successfully claimed exploration rights for 75 percent of the land title directly and the remaining 25 percent through an option with a group of Brazilian geologists, who have the respective title.
•	Further geochemical sampling is required to confirm the previous work and also examine the area for extensions. Detailed follow-up would comprise geological mapping, geophysics (magnetics and IP), more trenches and finally several shallow diamond drill holes to provide systematic sampling.
•	According to Brazmin’s consultants, Campo Grande is a good early stage epithermal gold opportunity and should be relatively easy to test for ore-grade mineralization.

São Julião, Piaui and Ceara States, Brazil
•	This project, located in Piaui and Ceara States in northeast Brazil, also targets IOCG deposits, in this instance following on work performed by Inco in 2002-2003.
•	There is copper and gold mineralization known in the region, and the setting - alkali granites, Proterozoic age, extensional tectonics, and hematite-rich breccias with copper, fits an IOCG model.
•	Inco’s work included satellite imagery processing, rock chip sampling and airborne geophysics.
•	Three target areas remain to be investigated, all three have copper mineralization, some geophysical responses, and display varying levels of alteration. Brazmin is recommending gravity, magnetics, IP and scout drilling for detailed target definition.

Serrita, Pernambuco State, Brazil
•	The Serrita project is located in the Serrita gold district, an area known to host narrow gold mineralized quartz veins, with and without associated polymetallic sulphides.
•	The Serrita project includes the Mineração Serrita’s concessions that were worked previously by CPRM.
•	The Brazmin concessions cover several gold garimpos (artesinal workings), which were apparently catalogued by Western Mining in the past. With additional exploration, these zones may lead to the outlining of small tonnage high-grade deposits similar to Mineração Serrita’s.

We have no current plans to conduct any exploration activities until such time as we can engage the services of a third party operator and provide the necessary financing. Based on the information we currently have in our possession on the four properties, the Serrita project will be our primary focus to develop. We will continue to locate partners to explore the Rio Maria, Campo Grande and São Julião properties and continue to define the processes necessary for us to explore the Serrita property on our own. Until such time as we raise the funds necessary or locate qualified partners, we have very limited resources that we will devote towards the Brazmin properties, in order to concentrate on the FSC Project .

INDUSTRY BACKGROUND

The exploration for and development of mineral deposits involves significant capital requirements. While the discovery of an ore body may result in substantial rewards, few properties are ultimately developed into producing mines. Some of the factors involved in determining whether a mineral exploration project will be successful include, without limitation:

•	competition;
•	financing costs;
•	availability of capital;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade;
•	political risks, particularly in some in emerging third world countries; and
•	governmental regulations, particularly regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting of gold, environmental protection matters, property title, rights and options of use, and license and permitting obligations.

All of which leads to a speculative endeavor of very high risk. Even with the formation of new theories and new methods of analysis, unless the minerals are simply lying, unexposed on the surface of the ground, exploration will continue to be a “hit or miss” process.

PRODUCTS AND SERVICES

During fiscal 2003, we offered two types of business software and solutions: a traditional business and accounting software package through our Accounting Software Business subsidiaries and a hosted Internet suite of services through our Hosted Solutions Business. On March 14, 2003, we completed the sale of our Hosted Solutions Business, which the results of operations have been reported as discontinued operations. On April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan; and our only current business model is our investment in minerals exploration projects in various foreign countries. Accordingly, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such results.

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

As a result of the sale of the Accounting Software Business, the results of operations for the Accounting Software Business have been reported as discontinued operations and previously reported financial statements have been restated for the year ended December 31, 2001. During the years ended December 31, 2003, 2002 and 2001, revenues from our Accounting Software Business were $1,491,059, $4,179,547 and $2,248,060, respectively. See Note 3 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the discontinued operations of Accounting Software Business.

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

As a result of the sale, the results of operations have been reported as discontinued operations and previously reported condensed consolidated financial statements have been restated for the years ended December 31, 2002 and 2001. During the years ended December 31, 2003, 2002 and 2001, revenues from our various Hosted Solutions Businesses were $132,455, $499,378 and $462,800, respectively. See Note 3 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the discontinued operations of Hosted Solutions Business.

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

See Note 3 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the discontinued operations of Accounting Software Business.

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

See Note 3 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the discontinued operations of Hosted Solutions Business.

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

INTELLECTUAL PROPERTY

Since we sold our Hosted Solutions Business and our Accounting Software Business in 2003, our business is no longer dependent on any significant intellectual property.

RESEARCH AND DEVELOPMENT

Hosted Solutions Business

Since inception, we made substantial investments in research and software product development. We believed that the timely development of additional services and enhancements to existing software products and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings were essential to maintaining and increasing our competitive position in our market. The software services market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards. Our total research and development expense was $0, $134,217 and $562,762 in fiscal 2003, 2002 and 2001, respectively, which is reported as a component of discontinued operations.

See Note 3 of the notes to the Consolidated Financial Statements included elsewhere herein for further discussion and financial information regarding the discontinued operations of Hosted Solutions Business.

Precious Minerals Exploration Projects

Exploration costs incurred in the search for new minerals are charged to expense as incurred. Due to the early stage of our passive investment in the FSC Project, we do not qualify for capitalizing development costs at this time.

EMPLOYEES

We currently employ two people - our chief executive officer and our chief financial officer. None of our employees are represented by a labor union and we consider our employee relations to be good.

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
80 South 8th Street, Suite 900
Minneapolis, Minnesota 55402
(612) 349-5277

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

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since our inception through December 31, 2003, we have incurred an aggregate net loss of $29,484,680. As of December 31, 2003, we had total current assets of $976,767. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

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

In April 2004, we reported the passing away of Mr. Pickens.

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

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga and AfriOre will have good and proper right, title and interest in and to the respective mining exploration rights they currently own, have optioned or intend to acquire and that they will explore and develop. Such rights mat be subject to prior unregistered agreements or interests or undetected claims or interests, which could be materially impair our ability to participate in the development of the FSC Project. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.” Prior to March 26, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol “AIQT.” Prior to May 1, 2001, our stock traded under the symbol “METR.” As of March 26, 2004 the last sale price of our common stock as reported by OTCBB was $0.83 per share. The following table sets forth for the periods indicated the range of high and low bid prices of our common stock:

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

STATEMENT OF OPERATIONS DATA:
(in thousands, except per share information)

	For the Years Ended December 31,
	Restated	(1)	(1)	(1)	(1)
	2003	2002	2001	2000	1999

Revenue	$—	$—	$—	$—	$—
Loss from operations	(6,877)	(296)	(372)	(157)	(47)
Other income (expense)	270	(104)	152	(34)	(48)
Loss from continuing operations	(6,607)	(400)	(220)	(191)	(95)
Loss from discontinuing operations	(297)	(9,259)	(9,227)	(2,649)	(367)
Net loss	$(6,904)	$(9,659)	$(9,447)	$(2,840)	$(462)
Basic and diluted net loss
per common share:
Continuing operations	$(0.43)	$(0.03)	$(0.03)	$(0.11)	$(0.39)
Discontinued operations	$(0.02)	$(0.74)	$(1.12)	$(1.54)	$(1.53)
Net loss	$(0.45)	$(0.77)	$(1.15)	$(1.65)	$(1.92)
Basic and diluted weighted average
common shares outstanding	15,361	12,532	8,210	1,718	240

BALANCE SHEET DATA:
(in thousands)

	At December 31,
	Restated	(1)	(1)	(1)	(1)
	2003	2002	2001	2000	1999

Cash and equivalents	$364	$13	$1,377	$1,349	$410
Assets of discontinuing operations	—	4,759	6,630	533	—
Total assets	2,525	4,772	8,007	1,882	410
Liabilities of discontinuing operations	35	4,159	—	—	225
Long-term debt	—	—	—	—	—
Total liabilities	137	4,183	—	—	225
Shareholders’ equity	2,388	589	8,007	1,882	185
Common shares outstanding	30,297	13,265	10,731	3,836	374

(1) Certain reclassifications have been made to prior year consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on net loss or shareholders’ equity.

In addition, due to a reclassification of the Hosted Solutions Business as discontinued operations for the years ended December 31, 1999 through December 31, 2003 and the statements of operations and balance sheets as of and for the years ended December 31, 2000 through December 31, 2003, certain amounts have been reclassified as discontinued operations.

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

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business. In December 2002, our Board of Directors authorized a plan to sell the Accounting Software Business. As a result of the formal plan, the results of operations have been reported as discontinued operations and previously reported consolidated financial statements have been restated for the years ended December 31, 2002 and 2001.

Subsequent to our decision to sell the Accounting Software Business, we came to the conclusion that due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. On March 14, 2003, we sold all of our assets related to the Hosted Solutions Business and the results of operations have been reported as discontinued operations.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002.

Revenues

We had no revenues from continuing operations for the years December31, 2003 and 2002. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,452,416 for 2003 as compared to $296,415 for 2002. After we completed the sale of our Hosted and Accounting businesses, we became an exploratory stage company effective May 1, 2003, and all prior operating expenses have been reclassified as discontinued operations. Of the $1,452,416 recorded for 2003, approximately $694,000 relate to the amortization of prepaid consulting fees for warrants and common stock issued for consulting services. Additionally, we recorded approximately $275,000 for legal and marketing services. We anticipate that our operating expenses will decline over the next fiscal year.

Amortization for 2003 was $81,143 as compared to $0 for 2002. The amortization expense relates to our passive investment to acquire the FSC and Holdsworth Projects. We began amortization of the FSC Project over a 24-month period on a straight-line basis beginning in July 2003. We began amortization of the Holdsworth Project over a 15-month period on a straight-line basis beginning in October 2003. For the next 12 months, amortization expense of participation mining rights will be approximately $42,800 per quarter. For 2003, depreciation expense of property and equipment was $117. During the year ended December 31, 2003, all fully depreciated assets were written off. Additionally, we do not anticipate further depreciation expense of fixed assets until such time as we deem it necessary to make purchases of depreciable fixed assets.

Exploration expenses consists of expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC Project site and expensing of consideration issued in connection with our acquisitions of mineral and mining rights. We recorded exploration expenses of $5,341,290 for the year ended December 31, 2003.

Components of exploration expenses are as follows:

	Years Ended December 31,		May 1, 2003 (inception) to December 31,
	2003	2002	2003

Expenditures reported by Kwagga/AfriOre	$500,000	$—	$500,000
Issuance of shares to Hawk USA (1)	2,491,290	—	2,491,290
Issuance of shares to Hawk USA (2)	2,350,000	—	2,350,000
	$5,341,290	$—	$5,341,290

(1) We issued 3,750,000 shares of common stock for participation mining rights, valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) and recorded the excess over the historical cost, $246,210, of the contributions made by Hawk USA.

(2) On November 7, 2003, we exercised our option with Hawk USA to acquire Hawk USA’s entire 50 percent equity interest in Active Hawk Minerals, LLC in exchange for issuing to Hawk USA an additional 2,500,000 shares of our common stock. The common stock was valued at $2,350,000, based on the closing sale price, $0.94 per share, of our common stock on November 7, 2003 as listed on the OTCBB, which represented an issuance of 9.0 percent of our total issued and outstanding common stock of 27,797,181 shares. As of November 7, 2003, Active Hawk Minerals, LLC is now our wholly owned subsidiary.

We recorded losses on disposal of assets for 2003 of $1,633 as compared to $0 for 2002.

Other Income and Expenses

Our other income and expense consists of interest and dividend income and interest expense. Interest income for 2003 was $25,769 compared to interest and dividend income of $15,244 for the same period in 2002. The interest income we reported for 2003 was primarily earned from a federal income tax refund filed with the IRS. The interest and dividend income we reported for 2002 was related equally to portfolio interest and the interest accrued on stock subscription receivables.

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

Discontinued Operations

Hosted Solutions Business

In December 2001, we entered in an application service provider (“ASP”) software license agreement with Stellent, Inc., which formed the backbone to our Hosted Solutions Business (“HSB”). The ASP agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent’s Content Management software. We agreed to pay a royalty of 20 percent of net receipts, as defined in the ASP agreement, or $500 per month per customer, whichever was greater. The minimum royalty commitments for the exclusive ASP license were as follows: $1,000,000 for year 2002, $2,000,000 for year 2003 and $3,000,000 for year 2004. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002, we prepaid the September and December payments and in consideration of the early payment, we received a five percent discount, or $50,000. Since our revenues for the year ended December 31, 2002 were below the minimum, we recognized the full amount of expense and ended the year with a balance of $975,000.

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

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	For The Years Ended December 31,
	2003	2002

Revenues	$132,455	$499,378

Operating Expenses:
Cost of sales	35,354	588,488
Selling, general and administrative	161,597	3,175,662
Depreciation and amortization	8,935	144,962
Loss (gain) on disposal of assets	(749)	114,037
Loss on impairment of goodwill	—	417,273
Total operating expenses	205,137	4,442,422
Loss from discontinued operations	(72,682)	(3,943,044)

Other income	150,000	430,000
Loss on sale of prepaid royalties	(434,895)	—

Net loss from discontinued operations	$(357,577)	$(3,513,044)

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

The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) that was incurred during 2001 to acquire the Accounting Software Business was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of discontinued operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of discontinued operations of the Accounting Software Business.

The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations:

ACCOUNTING SOFTWARE BUSINESS	For the Years Ended December 31,
	2003	2002

Revenues	$1,491,059	$4,179,547

Operating Expenses:
Cost of goods sold	371,971	1,267,622
Selling, general and administrative	617,417	2,528,863
Depreciation and amortization	63,848	1,645,646
Product development	231,243	359,504
Loss on impairment of goodwill	—	2,131,391
Total operating expenses	1,284,479	7,933,026
Income (loss) from discontinued operations	206,580	(3,753,479)

Interest expense	(45,366)	(248,263)
Loss on the sale of ASB	(99,085)	—
Other expense	(1,328)	(3,862)
Loss on disposal of ASB	—	(1,740,000)

Net income (loss) from discontinued operations	$60,801	$(5,745,604)

Included in the net income from discontinued operations for the year ended December 31, 2003 was a loss on the sale of the discontinued operations of $99,085.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001.

Revenues

We had no revenues from continuing operations for the years December 31, 2002 and 2001.

Operating Expenses

General and administrative expenses were $296,145 for 2002 as compared to $371,561 for 2001.

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

Discontinued Operations

Hosted Solutions Business

In December 2001, we entered in an application service provider (“ASP”) software license agreement with Stellent, Inc., which formed the backbone to our Hosted Solutions Business (“HSB”). The ASP agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent’s Content Management software. We agreed to pay a royalty of 20 percent of net receipts, as defined in the ASP agreement, or $500 per month per customer, whichever was greater. The minimum royalty commitments for the exclusive ASP license were as follows: $1,000,000 for year 2002, $2,000,000 for year 2003 and $3,000,000 for year 2004. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002, we prepaid the September and December payments and in consideration of the early payment, we received a five percent discount, or $50,000. Since our revenues for the year ended December 31, 2002 were below the minimum, we recognized the full amount of expense and ended the year with a balance of $975,000.

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

The following are restated condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	For The Years Ended December 31,
	2002	2001

Revenues	$499,378	$462,800

Operating Expenses:
Cost of sales	588,488	191,422
Selling, general and administrative	3,175,662	6,143,268
Depreciation and amortization	144,962	1,641,875
Loss on disposal of assets	114,037	55,194
Loss on impairment of goodwill	417,273	—
Total operating expenses	4,442,422	8,031,759
Loss from discontinued operations	(3,943,044)	(7,568,959)

Other income	430,000	—

Net loss from discontinued operations	$(3,513,044)	$(7,568,959)

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

The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) that was incurred during 2001 to acquire the Accounting Software Business was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of discontinued operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of discontinued operations of the Accounting Software Business.

The shareholders of the Company approved the sale at a special meeting on April 29, 2003.

The following are condensed consolidated statements of discontinued operations:

ACCOUNTING SOFTWARE BUSINESS	For the Years Ended December 31,
	2002	2001

Revenues	$4,179,547	$2,248,060

Operating Expenses:
Cost of goods sold	1,267,622	403,658
Selling, general and administrative	2,528,863	1,857,510
Depreciation and amortization	1,645,646	1,519,617
Product development	359,504	52,041
Loss on impairment of goodwill	2,131,391	—
Total operating expenses	7,933,026	3,832,826
Loss from discontinued operations	(3,753,479)	(1,584,766)

Interest expense	(248,263)	(66,273)
Other expense	(3,862)	(7,212)
Loss on disposal of ASB	(1,740,000)	—
Net loss from discontinued operations	$(5,745,604)	$(1,658,251)

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

We had working capital of $870,032 at December 31, 2003, compared to $589,133 at December 31, 2002. Cash and equivalents were $363,990 at December 31, 2003, representing an increase of $350,779 from the cash and equivalents of $13,211 at December 31, 2002.

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

On April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business to two key employees (the “Purchaser”) of that division. The assets sold consisted primarily of all intellectual property rights, cash, accounts receivable, inventories, property and equipment, and customer contracts. The Purchaser assumed substantially all the liabilities of the Accounting Software Business incurred in the ordinary course of the business consisting of trade payables, accrued expenses, debt and liabilities arising from contractual obligations related to the ongoing operations. In addition, the Purchaser paid us cash sufficient to discharge outstanding debt that was incurred during 2001 to acquire the Accounting Software Business. The remaining outstanding debt (as of April 30, 2003 of $1,451,714) was discharged as follows: (a) cash proceeds ($752,426) from the Purchaser were used to pay 17 of the note holders a negotiated 75 percent of the remaining balance due under the terms of their promissory notes, (b) the 25 percent discount ($250,809) re-negotiated with the 17 note holders, was booked as a component of discontinued operations, and (c) the remaining seven note holders (valued at $448,479) received new promissory notes issued by the Purchaser, again which was as a component of discontinued operations of the Accounting Software Business.

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects. We assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of December 31, 2003, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $300,000 by April 30, 2004. Once the entire $2,100,000 has been expended (approximately 24 months) we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 advance.

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

On December 23, 2003, we announced that we had entered into a letter of intent to acquire Brazmin Ltda., a Brazilian limited liability company. Subsequently, on February 6, 2004, we purchased substantially all of the outstanding stock of Brazmin, which required a cash payment of $50,000, the issuance of 700,000 shares of our common stock, the issuance of a five-year warrant to purchase 150,000 shares of our common stock at $1.50 per share and the reimbursement of certain out-of-pocket expenses of approximately $20,000. Our purchase is subject to the Seller’s right to re-acquire the quota stock, as described below.

Pursuant to the Brazmin purchase agreement, we are required to use our best efforts to register the resale of the shares of common stock issued as consideration, including the 150,000 shares issuable upon exercise of the warrants, under the Securities Act by no later than July 5, 2004. In the event that the shares are not registered by that date, Argyle Securities has the sole right (exercisable on or before July 15, 2004) to terminate the purchase agreement and reacquire the Brazmin stock subject thereto. In the event Argyle Securities exercises this right, it also must return to us the shares and warrants that we issued as consideration for the purchase of the Brazmin stock, although it is entitled to retain the $50,000 cash payment and the reimbursed out-of-pocket expenses paid by us.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents
Page
Report of Independent Auditors of Virchow, Krause & Company, LLP	36
Consolidated Balance Sheets as of December 31, 2003 and 2002	37
Consolidated Statements of Operations for the Years Ended
December 31, 2003, 2002 and 2001	38
Consolidated Statements of Shareholders’ Equity for the Years
Ended December 31, 2003, 2002 and 2001	39
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2003, 2002 and 2001	45
Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Audit Committee, Shareholders and Board of Directors of Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company):

We have audited the accompanying consolidated balance sheets of Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003 and for the period from May 1, 2003 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wits Basin Precious Minerals Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 and for the period from May 1, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2003 and the period from May 1, 2003 (inception) to December 31, 2003 to expense certain costs related to the Company’s participation mining rights.

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

By:	/s/ Virchow, Krause & Company, LLP
Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 30, 2004 (except as to Note 16, as to which the date is February 11, 2004 and except to
Notes 2, 3, 8, 12 and 14, as to which the date is September 15, 2004)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	Restated
	2003	2002
Assets
Current assets
Cash and cash equivalents	$363,990	$13,211
Accounts receivable, net	—	—
Prepaid expenses	612,777	—
Assets of operations of discontinued
hosted solutions business	—	1,169,154
Assets of operations of discontinued
accounting software business	—	3,589,741
Total current assets	976,767	4,772,106

Property and equipment, net	—	—
Prepaid royalties, net	—	—
Participation Mining Rights, net	1,547,956	—
	$2,524,723	$4,772,106
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$59,226	$19,712
Liabilities of operations of discontinued
hosted solutions business	34,734	475,948
Liabilities of operations of discontinued
accounting software business	—	3,682,819
Accrued expenses	12,775	4,494
Total current liabilities	106,735	4,182,973

Accrued guarantee fee	30,000	—

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value, 150,000,000 shares authorized;
30,297,181 and 13,264,681 shares issued and outstanding
at December 31, 2003 and 2002	302,972	132,647
Additional paid-in capital	27,423,258	22,616,833
Stock subscription receivable	—	(2,000,000)
Deferred compensation	—	(182,213)
Warrants	4,146,438	2,602,860
Accumulated deficit	(22,932,460)	(22,580,994)
Deficit accumulated during the exploration stage, subsequent
to April 30, 2003	(6,552,220)	—
Total shareholders’ equity	2,387,988	589,133
	$2,524,723	$4,772,106

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,			May 1, 2003 (inception) to
	Restated 2003	(1) 2002	(1) 2001	Dec. 31, 2003

Revenues	$—	$—	$—	$—
Operating expenses:
Costs of sales	—	—	—	—
General and administrative	1,452,416	296,145	371,561	1,374,182
Depreciation and amortization	81,260	—	—	81,260
Exploration expenses	5,341,290	—	—	5,341,290
Product development	—	—	—	—
Loss on disposal of assets	1,633	—	—	1,633
Loss on impairment of goodwill	—	—	—	—
Loss on sale of prepaid royalties	—	—	—	—
Total operating expenses	6,876,599	296,145	371,561	6,798,365
Loss from operations	(6,876,599)	(296,145)	(371,561)	(6,798,365)

Other income (expense):
Interest and dividend income	25,769	15,244	159,101	2,225
Other income	—	—	—	—
Interest expense	—	(119,206)	(7,138)	—
Total other income (expense)	25,769	(103,962)	151,963	2,225
Loss from operations before income tax refund and discontinued operations	(6,850,830)	(400,107)	(219,598)	(6,796,140)
Benefit from income taxes	243,920	—	—	243,920
Loss from continuing operations	(6,606,910)	(400,107)	(219,598)	(6,552,220)

Discontinued Operations (See Note 3)
Loss from discontinued operations	(296,776)	(9,258,648)	(9,227,210)	—
Net Loss	$(6,903,686)	$(9,658,755)	$(9,446,808)	$(6,552,220)

Basic and diluted net loss per common share:
Continuing operations	$(0.43)	$(0.03)	$(0.03)	$(0.40)
Discontinued operations	(0.02)	(0.74)	(1.12)	—
Net Loss	$(0.45)	$(0.77)	$(1.15)	$(0.40)

Basic and diluted weighted average
common shares outstanding	15,361,315	12,532,354	8,210,326	16,231,340

(1) Certain reclassifications have been made to prior year consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on net loss.

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Common stock shares	Amount	Preferred stock shares	Amount	Additional paid-in capital

BALANCE, December 31, 2000	3,835,911	$38,359	—	$—	$5,633,040
Issuance of common stock in January 2001
at $2.75 per share	400,000	4,000	—	—	1,096,000
Issuance of common stock in January and April
2001 for acquisition of Edge Technologies, Inc	550,000	5,500	—	—	1,507,000
Issuance of common stock for merger with
activeIQ net of $1,000,000 costs	3,874,511	38,745	365,000	365,000	3,634,028
Cashless exercise of warrants issued
in June 2000	17,976	180	—	—	22,502
Employee and consultant stock option
exercises from May through December 2001	605,496	6,055	—	—	1,623,900
Surrender of common stock at $37.50 per share
in exchange for cancellation of promissory note	(8,334)	(83)	—	—	(312,417)
Issuance of common stock in June 2001 for
acquisition of Red Wing Business Systems, Inc	400,000	4,000	—	—	1,774,000
Issuance of common stock in June 2001 at
$3.00 per share net of $82,500 costs	500,000	5,000	—	—	1,373,500
Issuance of common stock in July 2001 to a
director at $2.75 per share pledged with
stock subscription	100,000	1,000	—	—	274,000
Issuance of consulting warrants in August
2001, 450,000 at $5.50 per share,
250,000 at $7.50 per share	—	—	—	—	—
Conversion of accounts payable to common
stock in September 2001 at $4.00 per share	16,667	167	—	—	89,002
Issuance of common stock in September
2001 for acquisition of Champion
Business Systems, Inc	299,185	2,992	—	—	1,460,023
Conversion of accounts payable to warrant in
August and September 2001	—	—	—	—	—
Issuance of commons stock in October 2001
for acquisition of FMS Marketing, Inc	250,000	2,500	—	—	752,500
Company’s re-purchase of common stock
in December 2001	(106,667)	(1,067)	—	—	(409,254)
Cancellation of stock bonus shares
in December 2001	(3,400)	(34)	—	—	34
Deferred compensation related to options granted	—	—	—	—	817,169
Deferred compensation expense	—	—	—	—	—
Net loss	—	—	—	—	—
BALANCE, December 31, 2001	10,731,345	$107,313	365,000	$365,000	$19,335,027

Employee stock option exercise in January 2002	11,500	115	—	—	34,385
Issuance of common stock in January 2002
at $4.00 per share to officer	500,000	5,000	—	—	1,995,000
Company’s re-purchase of common stock
in February 2002	(15,500)	(155)	—	—	(62,880)
Conversion of Series B Preferred Stock
in February 2002	365,000	3,650	(365,000)	(365,000)	361,350

	Common stock shares	Amount	Preferred stock shares	Amount	Additional paid-in capital
Re-pricing and exercise of warrant in March
2002, issued to underwriter in June 1998	54,000	540	—	—	107,460
Issuance of warrant in March 2002 to director
relating to loan to Company, 25,000 shares
at $3.00 per share	—	—	—	—	—
Re-payment of stock subscription receivable
in April 2002 from director	—	—	—	—	—
Partial conversion of note payable to
common stock in May 2002 at $1.15 per
common share due to a director	200,000	2,000	—	—	228,000
Partial conversion of notes payable to common
stock in June 2002 at $0.78 per share due to
former shareholders of FMS Marketing, Inc	151,669	1,517	—	—	117,241
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
Hawk Precious Minerals Inc. and issuance of
option to purchase 100,000 shares of common stock
at $0.40 per share, to director for consulting fee
in June 2003	3,750,000	37,500	—	—	2,755,000
Exercise of stock options by former director in
October 2003 at $0.35 per share	50,000	500	—	—	17,000
Issuance of common stock at $0.25, in private
placement in October 2003 (net of offering costs of
$295,897) and one-year warrants at $0.75 per share	10,190,000	101,900	—	—	1,393,125

	Common stock shares	Amount	Preferred stock shares	Amount	Additional paid-in capital
Issuance of common stock at $0.94 per share in
November 2003 on exercise of our option to
purchase the interest held by Hawk Precious
Minerals Inc., in Active Hawk Minerals, LLC	2,500,000	25,000	—	—	2,325,000
Issuance of common stock in November 2003 to
consultant for advisory services rendered	500,000	5,000	—	—	225,000
Issuance of warrants in November 2003 to
consultants for advisory services, 250,000 at
$0.60 per share and 1,050,000 at $0.62 per share	—	—	—	—	—
Additional stock option compensation under
variable plan accounting	—	—	—	—	96,800
Contributed services by an executive	—	—	—	—	24,500
Deferred compensation expense	—	—	—	—	—
Net loss - Restated	—	—	—	—	—
BALANCE, December 31, 2003	30,297,181	$302,972	—	$—	$27,423,258

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Stock subscription receivable	Deferred compen- sation	Warrants	Accumulated deficit	Deficit Accumulated (1)	Total

BALANCE, December 31, 2000	$(312,500)	$(172,813)	$170,881	$(3,475,431)	$—	$1,881,536
Issuance of common stock in January 2001
at $2.75 per share	—	—	—	—	—	1,100,000
Issuance of common stock in January and April
2001 for acquisition of Edge Technologies, Inc.	—	—	—	—	—	1,512,500
Issuance of common stock for merger with
activeIQ net of $1,000,000 costs	—	—	—	—	—	4,037,773
Cashless exercise of warrants issued
in June 2000	—	—	(22,682)	—	—	—
Employee and consultant stock option
exercises from May through December 2001	—	—	—	—	—	1,629,955
Surrender of common stock at $37.50 per share
in exchange for cancellation of promissory note	312,500	—	—	—	—	—
Issuance of common stock in June 2001 for
acquisition of Red Wing Business Systems, Inc	—	—	—	—	—	1,778,000
Issuance of common stock in June 2001 at
$3.00 per share net of $82,500 costs	—	—	114,000	—	—	1,492,500
Issuance of common stock in July 2001 to a
director at $2.75 per share pledged with
stock subscription	(200,000)	—	—	—	—	75,000
Issuance of consulting warrants in August
2001, 450,000 at $5.50 per share,
250,000 at $7.50 per share	—	—	1,246,000	—	—	1,246,000
Conversion of accounts payable to common
stock in September 2001 at $4.00 per share	—	—	—	—	—	89,169
Issuance of common stock in September
2001 for acquisition of Champion
Business Systems, Inc	—	—	—	—	—	1,463,015
Conversion of accounts payable to warrant in
August and September 2001	—	—	125,718	—	—	125,718
Issuance of commons stock in October 2001
for acquisition of FMS Marketing, Inc	—	—	—	—	—	755,000
Company’s re-purchase of common stock
in December 2001	—	—	—	—	—	(410,321)
Cancellation of stock bonus shares
in December 2001	—	—	—	—	—	—
Deferred compensation related to options granted	—	(817,169)	—	—	—	—
Deferred compensation expense	—	678,281	—	—	—	678,281
Net loss	—	—	—	(9,446,808)	—	(9,446,808)
BALANCE, December 31, 2001	$(200,000)	$(311,701)	$1,633,917	$(12,922,239)	$—	$8,007,317

Employee stock option exercise in January 2002	—	—	—	—	—	34,500
Issuance of common stock in January 2002
at $4.00 per share to officer	(2,000,000)	—	—	—	—	—
Company’s re-purchase of common stock
in February 2002	—	—	—	—	—	(63,035)
Conversion of Series B Preferred Stock
in February 2002	—	—	—	—	—	—

	Stock subscription receivable	Deferred compen- sation	Warrants	Accumulated deficit	Deficit Accumulated (1)	Total

Re-pricing and exercise of warrant in March
2002, issued to underwriter in June 1998	—	—	61,020	—	—	169,020
Issuance of warrant in March 2002 to director
relating to loan to Company, 25,000 shares
at $3.00 per share	—	—	33,750	—	—	33,750
Re-payment of stock subscription receivable
in April 2002 from director	200,000	—	—	—	—	200,000
Partial conversion of note payable to
common stock in May 2002 at $1.15 per
common share due to a director	—	—	—	—	—	230,000
Partial conversion of notes payable to common
stock in June 2002 at $0.78 per share due to
former shareholders of FMS Marketing, Inc	—	—	—	—	—	118,758
Issuance of common stock in June 2002 at $0.75
per share and 550,000 warrants at $1.00 per share
800,000 warrants at $1.25 per share to an
investor and to a director (includes re-pricing
of certain warrants)	(25,000)	—	779,474	—	—	1,268,723
Conversion of accounts payable to warrant in
June 2002 at $0.83 per share	—	—	12,500	—	—	12,500
Issuance of 119,285 warrants at $1.00 per share
in September 2002 to former Champion Business
Systems promissory note holders for
deferring principal payment	—	—	82,199	—	—	82,199
Surrender of common stock at $0.75 per share
in exchange for cancellation of stock
subscription receivable	25,000	—	—	—	—	24,667
Deferred compensation expense	—	129,488	—	—	—	129,488
Net loss	—	—	—	(9,658,755)	—	(9,658,755)
BALANCE, December 31, 2002	$(2,000,000)	$(182,213)	$2,602,860	$(22,580,994)	$—	$589,133

Surrender of common stock at $4.00 per share, in
exchange for cancellation of stock subscription
receivable with a director in January 2003	2,000,000	—	—	—	—	—
Forfeiture of employee stock options	—	140,749	—	—	—	—
Issuance of common stock at $0.20 per share,
pursuant to an exercise of stock options, to former
officer in lieu of accrued wages in February 2003	—	—	—	—	—	56,529
Conversion of accounts payable to common stock
at $0.219 per share in May 2003	—	—	—	—	—	54,645
Issuance of common stock at $0.73 per share, as
contribution into Active Hawk Minerals, LLC with
Hawk Precious Minerals Inc. and issuance of
option to purchase 100,000 shares of common stock
at $0.40 per share, to director for consulting fee
in June 2003	—	—	—	—	—	2,792,500
Exercise of stock options by former director in
October 2003 at $0.35 per share	—	—	—	—	—	17,500
Issuance of common stock at $0.25, in private
placement in October 2003 (net of offering costs of
$295,897) and one-year warrants at $0.75 per share	—	—	756,578	—	—	2,251,603

	Stock subscription receivable	Deferred compen- sation	Warrants	Accumulated deficit	Deficit Accumulated (1)	Total

Issuance of common stock at $0.94 per share in
November 2003 on exercise of our option to
purchase the interest held by Hawk Precious
Minerals Inc., in Active Hawk Minerals, LLC	—	—	—	—	—	2,350,000
Issuance of common stock in November 2003 to
consultant for advisory services rendered	—	—	—	—	—	230,000
Issuance of warrants in November 2003 to
consultants for advisory services, 250,000 at
$0.60 per share and 1,050,000 at $0.62 per share	—	—	787,000	—	—	787,000
Additional stock option compensation under
variable plan accounting	—	—	—	—	—	96,800
Contributed services by an executive	—	—	—	—	—	24,500
Deferred compensation expense	—	41,464	—	—	—	41,464
Net loss — Restated	—	—	—	(351,466)	(6,552,220)	(6,903,686)
BALANCE, December 31, 2003	$—	$—	$4,146,438	$(22,932,460)	$(6,552,220)	$2,387,988

(1) Deficit accumulated during the exploration stage, subsequent to April 30, 2003.
See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,			May 1, 2003 (inception)
	Restated 2003	2002	2001	to Dec. 31, 2003
OPERATING ACTIVITIES:
Net loss	$(6,903,686)	$(9,658,755)	$(9,446,808)	$(6,552,220)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	100,082	1,824,372	3,161,492	81,260
Deferred compensation expense	41,464	129,488	678,281	16,764
Loss on disposal of assets	884	114,037	55,356	1,633
Loss on discontinued accounting software business	—	1,650,000	—	—
Loss on impairment of goodwill	—	2,548,664	—	—
Loss on disposal of discontinued operations	99,085	—	—	—
Loss on sale of prepaid royalties	434,895	—	—	—
Amortization of participation mining rights	500,000	—	—	500,000
Issue of common stock for exploration rights in excess of historical cost	4,841,290	—	—	4,841,290
Issuance of warrants, options and common stock for services	—	189,469	1,436,393	—
Amortization of original issue discount	45,366	79,145	66,273	—
Amortization of acquired software developed	53,884	441,237	187,253	—
Amortization of prepaid consulting fees related to issuance of warrants and common stock	664,083	—	—	664,083
Exchange of assets for services	2,644	—	—	—
Employee compensation expense related to stock options-variable plan	96,800	—	—	96,800
Contributed services by an executive	24,500	—	—	24,500
Re-pricing of common stock warrants	—	343,390	—	—
Interest expense related to common stock issued in excess of note payable	—	80,000	—	—
Forgiveness of note payable	—	—	(63,677)	—
Changes in operating assets and liabilities:
Accounts receivable, net	154,980	72,974	(164,287)	12,200
Inventories	7,983	13,683	40,184	—
Prepaid expenses	(212,684)	(39,844)	26,154	(251,135)
Other assets	(2,890)	63,670	175,084	—
Accounts payable	(195,320)	(45,121)	53,218	6,084
Deferred revenue	(130,498)	292,741	(303,840)	—
Accrued expenses	(28,224)	(157,433)	254,970	(172,964)
Net cash used in operating activities	(405,362)	(2,058,283)	(3,843,954)	(731,705)

INVESTING ACTIVITIES:
Payments on note receivable	—	500,000	—	—
Proceeds from sale of property and equipment	109,895	52,145	—	—
Proceeds from sale of Epoxy Network (goodwill)	—	400,000	—	—
Proceeds from sale of prepaid royalties	540,105	—	—	—
Proceeds from sale of assets	752,426	—	—	—
Acquisition of Edge Technologies Incorporated	—	—	(750,711)	—
Acquisition of Accounting Software Business subsidiaries	—	—	(1,422,511)	—
Investment in participation mining rights	(1,827,889)	—	—	(1,827,889)
Purchases of property and equipment	(3,880)	(59,506)	(134,026)	—
Net cash provided by (used in) investing activities	(429,343)	892,639	(2,307,248)	(1,827,889)

FINANCING ACTIVITIES:
Payments on bank line of credit	—	—	(277,381)	—
Payments on capital lease obligations	—	—	(46,216)	—
Payments on long-term debt	(837,158)	(1,727,570)	(534,672)	—
Common stock repurchased	—	(63,035)	(410,321)	—
Cash proceeds from issuance of common stock	2,251,603	1,246,514	6,205,273	2,251,603
Cash proceeds from exercise of options	17,500	34,500	1,629,955	17,500
Cash proceeds from long-term debt	—	450,000	—	—
Net cash provided by (used in) financing activities	1,431,945	(59,591)	6,566,638	2,269,103

CHANGE IN CASH AND CASH EQUIVALENTS OF
DISCONTINUED ACCOUNTING SOFTWARE BUSINESS	(246,461)	(138,869)	(387,578)	(42,559)
INCREASE (DECREASE) IN CASH EQUIVALENTS	350,779	(1,364,104)	27,858	(333,050)
CASH AND EQUIVALENTS, beginning of period	13,211	1,377,315	1,349,457	697,040
CASH AND EQUIVALENTS, end of period	$363,990	$13,211	$1,377,315	363,990

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 and 2002

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 advance and a further $1,400,000 advance. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. For the year ended December 31, 2003, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $300,000 by April 30, 2004. See Note 8 - Participation Mining Rights.

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

We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have no current plans to conduct exploration activities on the Holdsworth Project since we do not possess the expertise, equipment or funding necessary to conduct such activities. Based on prior surveys conducted, we estimate that exploration costs would be approximately $500,000. Therefore, we intend to partner with a third party to conduct any exploration activities. See Note 8 - Participation Mining Rights.

In addition to these two projects, we intend to pursue interests in other precious mineral exploration projects. The form of these interests may be direct ownership of mineral exploration rights to certain lands or may be indirect interests in exploration projects, similar to our interest in the FSC Project.

We have since completed a third acquisition; see Note 16 - Subsequent Events about Brazmin Ltda., a precious minerals company located in Rio de Janeiro, Brazil.

Until April 30, 2003, we provided accounting software through our Accounting Software Business (see Note 3 - Discontinued Operations) and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business (see Note 3 - Discontinued Operations). We sold substantially all of the assets relating to our Accounting Software and Hosted Solutions Businesses as of such dates.

As a result of the sale of the Hosted Solutions Business and Accounting Software Business, we became an exploratory stage company effective May 1, 2003.

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. On April 30, 2001, we, and a wholly owned subsidiary of ours and the company of activeIQ Technologies Inc. (“Old AIQ”) closed a triangular reverse merger transaction. Immediately before the merger, we (a) sold all of our assets relating to our petroleum and gas distribution business, (b) we reincorporated under Minnesota law, and (c) we changed our name to Active IQ Technologies, Inc. As a result of the sale of all of our petroleum and gas distribution assets, we no longer held any operations in the petroleum and gas distribution business but adopted the business model of Old AIQ, thereby becoming an Internet E-commerce company. Because Old AIQ was treated as the acquiring company in the merger, all financial and business information relating to the periods before April 30, 2001, are the business and financial information of Old AIQ. See Note 4 - Business Combinations.

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

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2003, we incurred losses from continuing operations of $6,606,910. At December 31, 2003, we had an accumulated deficit of $29,484,680 and working capital of $870,032. Our ability to continue as a going concern is dependent on our ultimately achieving profitability and/or raising the required additional capital. If we are unable to obtain the necessary capital, we may have to cease business, since we are committed to fund an additional $300,000 in April 2004 related to the FSC Project. We believe we have enough cash to fund our operations through the end of March 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc. and our wholly owned subsidiaries, Active Hawk Minerals, LLC, Red Wing Business Systems, Inc. and Champion Business Systems, Inc. Red Wing Business Systems, Inc. and Champion Business Systems, Inc., became inactive subsidiaries after the sale of our Accounting Software Business. See Note 3 - Discontinued Operations. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

Our exploration business model does not generate any accounts receivable. With the sale of our Hosted Solutions Business and our Accounting Software Business, all accounts receivable balances are a component of discontinued operations. See Note 3 for further details of accounts receivable.

Inventories

Our exploration business model does not require inventory. Our Hosted Solutions Business did not require maintaining any assets classified as inventories, as the services were delivered electronically. Inventories related to the discontinued Accounting Software Business consist principally of manuals for the various software modules, stocked software and shipping supplies. Inventory is recorded at the lower of cost (first-in, first-out) or market. See Note 3 - Discontinued Operations.

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

As a result of the sale of the Accounting Software Business, all capitalized software costs are reclassified in net liabilities of discontinued operations at December 31, 2002. See Note 3 - Discontinued Operations.

Goodwill

During the year ended December 31, 2001, goodwill of approximately $2,264,000, $4,059,000, $1,562,000 and $694,000 was recorded related to the acquisitions of Edge Technologies, Incorporated, Red Wing, Champion and FMS/Harvest, respectively. See Note 4 - Business Combinations.

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

Goodwill, net of accumulated amortization, was $0 and $1,318,260 at December 31, 2003 and 2002, respectively. See Note 3 - Discontinued Operations. Pursuant to SFAS No. 142, we recognized and recorded an impairment charge against goodwill in the amount of $2,131,391 during the year ended December 31, 2002 related to the Accounting Software Business. Also pursuant to SFAS No. 142, we recognized and recorded an impairment charge against goodwill in the amount of $417,273 (net goodwill of $817,273 less $400,000 from proceeds of sale) during the year ended December 31, 2002 related to the sale of our Epoxy Network discussed above. The net loss would have been $6,796,504 without amortization of goodwill of $2,650,304 for the year ended December 31, 2001.

Our only component of goodwill related to the discontinued operations of the Accounting Software Business. See Note 3 - Discontinued Operations.

Other Intangibles and Acquired Software Developed

Other intangibles (included in discontinued operations, see Note 3 - Discontinued Operations), net of amortization, were $0 and $869,927 at December 31, 2003 and 2002, respectively. The intangible assets related to customer relationships, acquired software developed and non-compete agreements related to the Accounting Software Business. Included in the discontinued operations of the Accounting Software Business is amortization of acquired software developed of $53,884, $441,237 and $187,253 for the years ended December 31, 2003, 2002 and 2001, respectively. Other intangible assets were being amortized over two years on a straight-line basis. Accumulated amortization at December 31, 2003, 2002 and 2001 was $0, $1,487,321 and $308,697, respectively. In accordance with our decision to discontinue the Accounting Software Business, a loss on disposal of Accounting Software Business of $1,740,000 related to other intangibles and goodwill was recorded in December 2002. See Note 3 - Discontinued Operations.

Segment Reporting

Due to the reclassification of our Hosted Solutions Business and our Accounting Software Business into discontinued operations, we have a single operating segment. The single operating segment is that of precious minerals exploration. See Note 3 - Discontinued Operations.

Revenue Recognition and Deferred Revenue

We did derive revenues from customers of the Hosted Solution Business for online document management services for monthly access to the service and initial service configuration/implementation. Customers were invoiced at the beginning of each month for access service and revenue was recognized when invoiced. Configuration/implementation revenue was invoiced the month after the services were performed and recognized in the month invoiced. See Note 3 - Discontinued Operations.

We recognized the revenues derived from the Accounting Software Business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At December 31, 2003 and 2002, deferred revenue was $0 and $1,774,491, respectively, as reported in the discontinued operations. See Note 3 - Discontinued Operations.

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

We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. We have adopted the annual disclosure provision of SFAS No. 148. If we adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation, the impact could have a material effect on our consolidated financial position or results of operations. We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $41,464, $129,488 and $678,280, for the years ended December 31, 2003, 2002 and 2001, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows:

	Years Ended December 31,			May 1, 2003 (inception) to
	Restated 2003	2002	2001	December 31, 2003
Net loss:
As reported	$(6,903,686)	$(9,658,755)	$(9,446,808)	$(6,552,220)
Pro forma	$(10,604,496)	$(11,221,388)	$(13,062,595)	$(10,001,814)

Basic and diluted net loss per share:
As reported	$(0.45)	$(0.77)	$(1.15)	$(0.40)
Pro forma	$(0.69)	$(0.90)	$(1.59)	$(0.62)

Stock-based compensation
As reported	$41,464	$129,488	$678,280	$16,764
Pro forma	$3,700,810	$1,562,633	$3,615,787	$3,449,594

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

NOTE 3 - DISCONTINUED OPERATIONS

Hosted Solutions Business

In December 2001, we entered in an application service provider (“ASP”) software license agreement with Stellent, Inc., which formed the backbone to our Hosted Solutions Business (“HSB”). The ASP agreement provided us with a three-year worldwide exclusive license to be the hosted ASP solution for Stellent’s Content Management software. We agreed to pay a royalty of 20 percent of net receipts, as defined in the ASP agreement, or $500 per month per customer, whichever was greater. The minimum royalty commitments for the exclusive ASP license were as follows: $1,000,000 for year 2002, $2,000,000 for year 2003 and $3,000,000 for year 2004. The ASP agreement required a minimum royalty to be paid as follows: a credit of $500,000 from existing prepaid royalties recorded at Stellent, a payment of $500,000 was paid with the execution of the ASP agreement and two $500,000 payments were due in September and December 2002. On March 29, 2002, we prepaid the September and December payments and in consideration of the early payment, we received a five percent discount, or $50,000. Since our revenues for the year ended December 31, 2002 were below the minimum, we recognized the full amount of expense and ended the year with a balance of $975,000.

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

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	For the Years Ended December 31,
	2003	2002	2001

Revenues	$132,455	$499,378	$462,800

Operating Expenses:
Cost of sales	35,354	588,488	191,422
Selling, general and administrative	161,597	3,175,662	6,143,268
Depreciation and amortization	8,935	144,962	1,641,875
Loss (gain) on disposal of assets	(749)	114,037	55,194
Loss on impairment of goodwill	—	417,273	—
Total operating expenses	205,137	4,442,422	8,031,759
Loss from discontinued operations	(72,682)	(3,943,044)	(7,568,959)

Other income	150,000	430,000	—
Loss on sale of prepaid royalties	(434,895)	—	—

Net loss from discontinued operations	$(357,577)	$(3,513,044)	$(7,568,959)

Assets and liabilities of the HSB consisted of the following at:

	December 31,
	2003	2002

Accounts receivable, net	$—	$35,107
Prepaid expenses	—	35,542
Property and equipment, net (1)	—	123,505
Prepaid royalties	—	975,000
Total assets	$—	$1,169,154

Accounts payable	34,734	284,814
Accrued expenses	—	191,134
Total liabilities	$34,734	$475,948

(1) Property and equipment consists of the following:

	December 31,
	2003	2002

Furniture	$—	$40,845
Equipment	—	121,333
Software	—	64,056
Less-accumulated depreciation and amortization	—	(102,729)
Net property and equipment	$—	$123,505

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

On September 18, 2001, we acquired Champion in a merger transaction. As consideration for the merger, (a) we paid at closing an aggregate of approximately $512,000 in cash to the former Champion shareholders, (b) issued 299,184 shares of our common stock, and (c) issued promissory notes. The promissory notes were discounted using a seven percent discount rate. The notes were payable in equal installments of $256,164 on January 18, May 18, September 18, 2002, and January 18, 2003. The January 18, 2002 payment was paid timely. In May 2002, we re-negotiated an extension of the May payment with several of the note holders until December 31, 2002, in the amount of $159,041. In exchange for the extension, we paid 10 percent of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5 percent per annum on the unpaid balance of the notes. All remaining former Champion shareholders were paid their May 2002 payment as stated in the original notes. In September 2002, we re-negotiated an extension of the September payment with several of the note holders until December 15, 2002, in the amount of $159,041. In exchange for the extension, we paid 25 percent of the amount owed to such note holders and agreed to pay monthly interest at the rate of 12.5 percent per annum on the unpaid balance of the notes. As consideration for their agreeing to another deferral, each such note holder received one warrant for every dollar deferred until December 15, 2002. We issued five-year warrants to purchase 119,285 shares of our common stock at an exercise price of $1.00 per share. All remaining former Champion shareholders were paid their September 2002 payment as stated in the original notes. On December 6, 2002, a notice was sent to all of the former Champion shareholders that we were not in the position to make the final payments due and was seeking a solution to meet our obligation. The outstanding principal balance due all former Champion shareholders as of December 31, 2002 was $674,077. The debt was satisfied as noted above on April 30, 2003. The notes were secured by a pledge of common stock.

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

Components of goodwill and other intangibles (which are included in the net assets (liabilities) of operations of discontinued accounting software business) are as follows:

	December 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Customer lists	$1,737,248	$1,096,128
Non-compete agreements	620,000	391,193
	2,357,248	1,487,321

Intangible assets not subject to amortization
Goodwill	$5,618,564	$4,300,304

The changes in the carrying value of goodwill for the years ended December 31, 2003 and 2002 are as follows:

Balance of goodwill (less accumulated amortization) as of December 31, 2001	$5,916,924
Second quarter impairment loss recorded June 30, 2002	(2,131,391)
Sale of Epoxy Network technology asset in August 2002	(817,273)
Loss on discontinued ASB	(1,650,000)
Balance as of December 31, 2002	$1,318,260
Sale of the ASB asset in April 2003	(1,318,260)
Balance as of December 31, 2003	$—

NOTE 4 - BUSINESS COMBINATIONS

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

The Sellers received an aggregate of 400,000 shares of our common stock and cash in the aggregate of $1,600,000, of which $400,000 was delivered at the closing. Under the Agreement, we had an obligation to pay the remaining $1,200,000 of cash in three future payments of $400,000 due on the 6-, 12- and 18-month anniversaries of the closing date. As of December 31, 2002, the balance due to the former Red Wing shareholders was $705,186, which we satisfied upon the sale that occurred April 30, 2003. See Note 3 - Discontinued Operations.

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

The former shareholders of Champion were divided into two groups: Minority Shareholders and Majority Shareholders. At closing, the Majority Shareholders received an aggregate of 299,185 shares of our common stock and all former Champion shareholders received their pro rata share of a $512,328 cash payment. Terms of the merger agreement required additional cash payments of $1,000,000 payable in 4 equal installments, each due on the 4, 8, 12 and 16-month anniversaries. We granted a security interest in the newly acquired shares of Champion to the former Champion shareholders pursuant to a pledge agreement dated as of September 14, 2001. As of December 31, 2002, the balance due to the former Champion shareholders was $674,077, which we satisfied upon the sale that occurred April 30, 2003. See Note 3 - Discontinued Operations.

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

NOTE 5 - PREPAID EXPENSES

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

Components of prepaid expenses are as follows:

	December 31,
	2003	2002

Prepaid consulting fees	$352,917	$—
Other prepaid expenses	259,860	—
	$612,777	$—

Prepaid expenses for the year ended December 31, 2002 are included in discontinued operations in the consolidated statements of operations. See Note 3 - Discontinued Operations.

NOTE 6 - NOTE RECEIVABLE

We completed our merger with Old AIQ on April 30, 2001 and entered into a note receivable in the amount of $500,000. The note was secured by a stock pledge dated April 27, 2001, pledging 1,500,000 shares of common stock of Capco Energy, Inc. The note receivable accrued interest at 10 percent per annum. We received the remaining principal balance plus accrued interest in May 2002.

NOTE 7 - PROPERTY AND EQUIPMENT

On March 14, 2003, we sold all of the assets relating to our HSB and on April 30, 2003, we completed the sale of substantially all of the assets of the ASB and as such, all property and equipment has been reclassified as discontinued operations. See Note 3 - Discontinued Operations. As of December 31, 2003, all fully depreciated assets were written off.

NOTE 8 - PARTICIPATION MINING RIGHTS

On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. One of the terms of the Joint Agreement was the creation of a Minnesota limited liability company named Active Hawk Minerals, LLC (“Active Hawk”). We both made contributions to Active Hawk for a 50 percent equity interest. The Company has determined that the transfer of assets by Hawk USA to Active Hawk qualified as a transfer of assets between entities under common control, and as such, purchase accounting does not apply. The assets were recognized at their historical carrying amounts in the accounts of Hawk USA, therefore, as with a transfer of assets under common control, the assets have been recorded at their historical values. One of Hawk USA’s contributions was its right to fund and acquire an initial 35 percent interest in the FSC Project. AfriOre or one of its affiliates will be the operator of the FSC Project, and Kwagga, its wholly owned subsidiary, holds the exploration rights for the FSC Project. We have the further option to acquire an additional 15 percent interest (an aggregate 50 percent) equity interest in Kwagga by providing further cash funding of the FSC Project.

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

Our participation mining rights components are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. As of December 31, 2003, we have advanced $1,800,000 to Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $300,000 by April 30, 2004. If we fail to make the final advance by the prescribed due date, Kwagga has specific rights to terminate our interest. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

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

By the terms of the Joint Agreement, as described above, both parties made their contributions to Active Hawk for a 50 percent equity interest. Hawk USA contributed its right to fund and acquire a 50 percent interest in the FSC Project and its patented mining claims held in the Holdsworth Project. Pursuant to SFAS NO. 141, the transfer of assets by Hawk USA to Active Hawk was accounted for as a transfer of assets between entities under common control, and as such, the assets were initially recognized at their historical carrying amounts in the accounts of Hawk USA. Hawk USA’s projects were valued at their historical cost, an aggregate of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. As additional compensation for Hawk USA’s mineral rights contributions, Hawk USA was issued 3,750,000 shares of our unregistered common stock valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The excess amount of stock issued to Hawk USA over the historical cost, or $2,491,290, has been recorded as an exploration expense in the restated financial statements. See Note 14 - Restatement.

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

Components of participation mining rights are as followings:

	December 31,
	2003	2002

Advances made to Kwagga	$1,800,000	$—
Historical value assigned to the FSC Project	228,975	—
Historical value assigned to the Holdsworth Project	17,235	—
Miscellaneous costs (1)	82,889	—
Gross Participation Mining Rights	2,129,099	—
Less exploration expenditures report by AfriOre and Kwagga	500,000	—
Less amortization (2)	81,143	—
Balance at December 31, 2003	$1,547,956	$—

(1)	Includes the joint agreement costs and the issuance of an option to a former director.
(2)	Amortization is based on $329,099 of the participation mining rights, which includes the historical values of both the FSC and Holdsworth Projects and the miscellaneous costs. We began amortization of the FSC Project over a 24-month period on a straight-line basis beginning in July 2003. We began amortization of the Holdsworth Project over a 15-month period on a straight-line basis beginning in October 2003.

In October 2003, supported by funding provided by us, AfriOre commissioned the first range-finding drillhole of an initial three range-finding drillhole program at the FSC Project. The initial program, which is expected to be completed by mid 2004, is anticipated to include a total of approximately 6,200 meters of drilling and is aimed at establishing the presence of stratigraphic units related to Witwatersrand gold deposits in the depth range of 1,200 meters to 1,500 meters below surface. Therefore, we began to amortize the FSC Project value over the estimated exploration timeframe of 24 months in July 2003. We will continue to evaluate the amortized net intangible asset and record an impairment in the future pursuant to SFAS No. 144, if necessary.

We will continue to evaluate the possible opportunities to commence on the Holdsworth Project and until such time as a qualified operator is identified and we obtain the funds necessary to proceed with further exploration, we do not intend to spend any resources on this project.

For the year ended December 31, 2003, we recorded $81,143 for amortization of participation mining rights. We estimate the participation mining rights amortization expense will be approximately $171,000 and $76,500 for the years ending December 31, 2004 and 2005, respectively. The value of $17,235 assigned to the Holdsworth Project is being amortized over the estimated useful life of 15 months commencing October 1, 2003.

Additionally, as specified in the Joint Agreement, we obtained a “Buyout Option” in which we could acquire Hawk USA’s 50 percent interest in Active Hawk by issuing Hawk USA 2,500,000 shares of our common stock. On November 7, 2003, we exercised the option and issued the common stock (valued at $2,350,000, based on the closing sale price, $0.94 per share, of our common stock on November 7, 2003 as listed on the OTCBB), which represented an issuance of 9.0 percent of our total issued and outstanding common stock of 27,797,181 shares. Active Hawk is now our wholly owned subsidiary. The issuance of the 2,500,000 shares of common stock to Hawk USA was recorded as an additional exploration expense (in excess of the historical cost) in the restated consolidated statement of operations during the year ended December 31, 2003.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

NOTE 10 - RELATED PARTY TRANSACTIONS

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

NOTE 11 - SHAREHOLDERS’ EQUITY

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

See Note 10 — Related-Party Transactions, for other issuances of common stock during the year ended December 31, 2002.

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

In June 2003, we issued 3,750,000 shares of our common stock valued at $0.73 per share. See Note 8 - Participation Mining Rights.

In October 2003, a former director exercised 50,000 director stock options and we received proceeds of $17,500.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In the event such registration statement is not declared effective by the Securities and Exchange Commission by February 11, 2004, we are obligated to issue to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement. See Note 16 -Subsequent Events.

In November 2003, we issued 2,500,000 shares of our common stock valued at $0.94 per share as payment for the exercise of our option to purchase the 50 percent interest held by Hawk USA in Active Hawk. See Note 8 - Participation Mining Rights.

In November 2003, we issued 500,000 shares of our common stock to a consultant for services to be rendered. The common shares were valued at $230,000 and the prepaid services will be amortized over two years. See Note 5 - Prepaid Expenses.

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

Information regarding our warrants is summarized below:

	Number	Weighted Average Exercise Price	Range of Exercise Price

Outstanding at December 31, 2000	150,694	$3.24	$1.00-$60.00

Granted-including warrants previously
Issued by Meteor before the merger	7,726,122	5.32	2.50- 7.50
Cancelled or expired	(74,678)	3.81	1.00- 37.50
Exercised	(22,682)	1.00	1.00
Outstanding at December 31, 2001	7,779,456	$5.28	$1.00-$60.00

Granted	1,563,345	1.21	1.00- 5.00
Re-priced grants	1,054,000	1.06	1.00- 2.00
Cancelled or expired	(19,500)	3.86	2.43 - 6.87
Re-priced cancellations	(1,054,000)	5.61	5.50 - 7.50
Exercised	(54,000)	2.00	2.00
Outstanding at December 31, 2002	9,269,301	$4.05	$1.00-$60.00

Granted	7,397,000	0.69	0.50 - 0.75
Cancelled or expired	(113,750)	2.90	2.90
Exercised	—	—	—
Outstanding at December 31, 2003	16,552,551	$2.56	$0.50 - $60.00

Warrants exercisable at December 31, 2003	16,552,551	$2.56	$0.50 - $60.00

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

The following information summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.40 to $2.87	4,484,365	4.3 years	$1.02	2,984,365	$1.24
$3.00 to $5.50	1,046,025	1.5 years	$4.04	1,046,025	$4.04
$15.00 to $37.50	20,334	0.7 years	$20.90	20,334	$20.90
$0.40 to $37.50	5,550,724	3.0 years	$1.66	4,050,724	$2.07

NOTE 12 - INCOME TAXES

The Company has generated federal and state net operating loss carryforwards of approximately $15,150,000 and $9,400,000, respectively, which, if not used, will begin to expire in 2019. These net operating losses may currently be limited due to past changes in ownership of the Company or business operations. Future changes in the ownership of the Company or business operations may place additional limitations on the use of these net operating loss carryforwards.

The benefit from income taxes consists of the following:

December 31,
2003	2002	2001

Current income tax benefit	$243,920	$—	$—
Deferred income tax benefit	—	—	—
Total benefit from income taxes	$243,920	$—	$—

The Company’s deferred tax assets are as follows:

	December 31,
	2003	2002

Net operating loss carryforwards	$6,211,000	$5,247,000
Federal tax carryback claim refund	—	290,000
Property and equipment basis difference	—	(100,000)
Stock issued for consideration of
exploration rights	1,985,000	—
Accrued liabilities and other	267,000	195,000
Less: valuation allowance	(8,463,000)	(5,632,000)
Net deferred tax asset	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years is as follows:

	December 31,
	2003	2002	2001

Federal statutory tax rate	(35.0%)	(35.0%)	(35.0%)
State taxes, net of federal benefit	(6.0%)	(6.0%)	(6.0%)
Change in valuation allowance	37.3%	41.0%	41.0%
Effective tax rate	(3.7%)	0.0%	0.0%

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	For the Years Ended December 31,			May 1, 2003 (inception) to Dec. 31,
	2003	2002	2001	2003
Cash paid for interest, net of original issue discount and
warrants issued for extension of debt	$—	$5,456	$7,138	$—
Income tax refund	243,920	—	—	243,920
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants in payment of legal fees
and accounts payable	—	12,500	175,718	—
Issuance of stock in payment of accounts payable	54,645	—	—	—
Conversion of notes payable to common stock	—	348,758	—	—
Issuance of common stock with non-recourse
note receivable	—	2,000,000	200,000	—
Cancellation of stock subscription receivable	2,000,000	—	—	—
Conversion of accrued wages into common stock	56,259	—	—	—
Acquisition of certain assets and goodwill recorded, and
Assumption of certain liabilities on Edge
Technologies, Incorporated merger	—	—	1,512,500	—
Issuance of note receivable in connection with
the Meteor merger	—	—	500,000	—
Surrender of common stock on stock subscription
receivable canceled	—	—	312,500	—
Acquisition of certain assets and goodwill recorded and
Assumption of certain liabilities on Red Wing
Business Systems, Inc. acquisition	—	—	4,302,430	—
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on Champion
Business Systems, Inc. acquisition	—	—	3,191,375	—
Acquisition of certain assets and goodwill recorded and
assumption of certain liabilities on FMS
Marketing, Inc. acquisition	—	—	1,234,594	—
Prepaid royalties financed with note payable	—	—	1,000,000	—
Reduction of note payable incurred on prepaid royalties
acquired due to discount for early payment	—	50,000	—	—
Conversion of Series B Preferred Stock into common stock	—	365,000	—	—
Issuance of common stock for prepaid consulting fees	230,000	—	—	230,000
Issuance of warrants for prepaid consulting fees	787,000	—	—	787,000

NOTE 14 - RESTATEMENT

Balance Sheet Restatement for the Year Ended December 31, 2002

The following table reconciles the previously reported amounts to the restated amounts as certain reclassifications have been made to conform with the current year presentation related to the discontinued operations of the Hosted Solutions Business (“HSB”) and the Accounting Software Business (“ASB”). These reclassifications had no effect on shareholders’ equity.

	Assets	Accounts Payable	Liabilities of HSB	Liabilities of HSB	Accrued Expenses

Previously reported amounts	$1,182,365	$304,526	$—	$93,078	$195,628
Accounts receivable of HSB	(35,107)	—	—	—	—
Prepaid expenses of HSB	(35,542)	—	—	—	—
Property and equipment of HSB	(123,505)	—	—	—	—
Prepaid royalties of HSB	(975,000)	—	—	—	—
Accounts payable of HSB	—	(284,814)	284,814	—	—
Accrued expenses of HSB	—	—	191,134	—	(191,134)
Assets of HSB	1,169,154	—	—	—	—
Assets of ASB	3,589,741	—	—	3,589,741	—
Restated amounts	$4,772,106	$19,712	$475,948	$3,682,819	$4,494

Balance Sheet and Net Loss Restatement for the Year Ended December 31, 2003

The following table reconciles the previously reported amounts to the restated amounts: the reclassification of the Hosted Solutions Business to discontinued operations effective with the sale of the business segment on March 14, 2003 and the consideration issued for mining rights reclassified as expense as of and for the year ended December 31, 2003.

	Assets	Accounts Payable	Liabilities of HSB	Accrued Expenses	Shareholders’ Equity	Net Loss

Previously reported amounts	$6,984,088	$87,637	$—	$19,098	$6,847,353	$(2,444,321)
Expensing of previously recorded exploration Intangibles (4)	(4,707,321)	—	—	—	—	—
Accounts payable of HSB	—	(28,411)	34,734	(6,323)	—	—
Reclassification of exploration costs (1)	(1,300,000)	—	—	—	—	—
Restatement of historical costs of mining Rights (4)	1,547,956	—	—	—	—	—
Expensing of stock issued (2)	—	—	—	—	(2,491,290)	(2,491,290)
Reverse value assigned to our interest in Hawk USA	—	—	—	—	(2,100,000)	(2,100,000)
Stock issued (3)	—	—	—	—	(400,000)	(400,000)
Change in amortization expense as a result of above adjustments	—	—	—	—	531,925	531,925
Restated amounts	$2,524,723	$59,226	$34,734	$12,775	$2,387,988	$(6,903,686)

(1) We reclassified the previously reported prepaid exploration costs to Participation Mining Rights. This amount represents the difference of advances we made to Kwagga ($1,800,000) less the expenditures reported by AfriOre and Kwagga ($500,000) for a net amount of $1,300,000.

(2) Expensing of stock issued to Hawk USA in June 2003 ($2,737,500), net of historical cost of the assets ($228,975 and $17,235) contributed by Hawk.

(3) Expensing of stock issued to Hawk USA in November 2003 ($2,350,000) less the previously recorded minority interest ($1,950,000) required to purchase the remaining 50 percent interest in the LLC.

(4) The following table reconciles the participation mining rights restatement.

	December 31, 2003
	As reported	Restated

Total value of consideration contributed by Hawk USA (a)	$2,100,000	$—
Issuance of 3,750,000 common shares to Hawk USA (b)	2,737,500	—
Issuance of option to former director	55,000	55,000
Joint Agreement costs	27,889	27,889
Issuance of 2,500,000 common shares to Hawk USA (c)	2,350,000	—
Less: Minority interest previously recorded (c)	(1,950,000)	—
Advances made to Kwagga	—	1,800,000
Historical value assigned to the FSC Project (a)	—	228,975
Historical value assigned to the Holdsworth Project (a)	—	17,235
Gross value at December 31, 2003	5,320,389	2,129,099
Expenditures reported by AfriOre and Kwagga (d)	—	(500,000)
Accumulated amortization at December 31, 2003	(613,068)	(81,143)
Participation Mining Rights, net	$4,707,321	$1,547,956

(a) On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a Minnesota limited liability company was formed, named Active Hawk Minerals, LLC (the “LLC”) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which was valued at its historical cost of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. Based on the information we obtained from Hawk, we estimated that the value of the FSC Project was approximately $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project. See Note 8 - Participation Mining Rights for details on total contributions made into the LLC.

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

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended December 31, 2003		Year Ended December 31, 2003
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations

Basic and diluted net loss
per common share:
Previously reported amounts	$(0.10)	$—	$(0.16)	$—
Restated amounts	(0.10)	—	(0.27)	(0.02)
Restated Net Loss	$(0.20)	$—	$(0.43)	$(0.02)

Statement of Operations Restatement for the Three Months Ended March 31, 2003

The following table reconciles the previously reported net loss amount to the restated net loss amount for the quarter ended March 31, 2003.

Net Loss

Previously reported amount	$(361,513)
Deferred compensation expense error (1)	140,749
Restated net loss for the quarter ended March 31, 2003	$(220,764)

(1) We corrected an error in recording deferred compensation related to our former Chief Executive Officer who resigned in January 2003.

The following tables reconcile the previously reported loss per common share amounts to the restated amounts for the three months ended March 31, 2003:

	Continuing Operations	Discontinuing Operations

Basic and diluted net income (loss)
per common share:
Previously reported amounts	$(0.04)	$0.01
Restated amounts	0.04	(0.03)
Restated Net Loss	$—	$(0.02)

Statement of Operations Restatement for the Three and Six Months Ended June 30, 2003

The following table reconciles the previously reported net loss amount to the restated net loss amount for:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Previously reported net loss	$(16,483)	$(377,996)
Deferred compensation expense error	—	140,749
Common stock issued for mining rights	(2,491,290)	(2,491,290)
Restated net loss	$(2,507,773)	$(2,728,537)

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations

Basic and diluted net loss
per common share:
Previously reported amounts	$—	$—	$(0.03)	$—
Restated amounts	(0.18)	(0.01)	(0.16)	(0.02)
Restated Net Loss	$(0.18)	$(0.01)	$(0.19)	$(0.02)

Statement of Operations Restatement for the Three and Nine Months Ended September 30, 2003

The following table reconciles the previously reported net loss amount to the restated net loss amount for:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Previously reported net loss	$(385,316)	$(663,312)
Deferred compensation expense error	—	140,749
Common stock issued for mining rights	—	(2,491,290)
Reclass of minority interest in loss of subsidiary	(150,000)	(150,000)
Depreciation expense recorded	(38,270)	(38,270)
Restated net loss	$(573,586)	$(3,202,123)

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations

Basic and diluted net loss
per common share:
Previously reported amounts	$(0.02)	$—	$(0.05)	$—
Restated amounts	(0.01)	—	(0.15)	(0.02)
Restated Net Loss	$(0.03)	$—	$(0.20)	$(0.02)

NOTE 15 - LEGAL PROCEEDINGS

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

Pursuant to FIN 45, the guaranties were valued in the amount of $30,000 at December 31, 2003.

NOTE 16 - SUBSEQUENT EVENTS

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

We completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses (see Note - 11 Shareholders’ Equity). We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares.

NOTE 17 - QUARTERLY DATA (unaudited)

The following is the unaudited quarterly financial data for the years ended December 31, 2003 and 2002, (reported in thousands except per share data):

	Quarters Ended Restated
	Mar 31, 03	Jun 30, 03	Sep 30, 03	Dec 31, 03

Revenues	$—	$—	$—	$—
Operating expenses	59	2,641	474	3,703
Loss from operations	(59)	(2,641)	(474)	(3,703)
Other income	24	245	0	1
Loss from continuing operations	(35)	(2,396)	(474)	(3,702)
Loss from discontinued operations	(185)	(112)	—	—
Net loss	$(220)	$(2,508)	$(474)	(3,702)
Basic and diluted net loss per common share:
Continuing operations	$—	$(0.18)	$(0.03)	$(0.23)
Discontinued operations	(0.02)	(0.01)	—	—
Net loss	$(0.02)	$(0.19)	$(0.03)	$(0.23)

	Quarters Ended (1)
	Mar 31, 02	Jun 30, 02	Sep 30, 02	Dec 31, 02

Revenues	$—	$—	$—	$—
Operating expenses	80	72	63	81
Loss from operations	(80)	(72)	(63)	(81)
Other income (expense)	13	(116)	—	(1)
Loss from continuing operations	(67)	(188)	(63)	(82)
Loss from discontinued operations	(1,271)	(3,943)	(1,574)	(2,471)
Net loss	$(1,338)	$(4,131)	$(1,637)	$(2,553)
Basic and diluted net loss per common share:
Continuing operations	$(0.01)	$(0.02)	$—	$—
Discontinued operations	(0.11)	(0.32)	(0.12)	(0.57)
Net loss	$(0.12)	$(0.34)	$(0.12)	$(0.57)

(1) Certain reclassifications have been made to prior year consolidated financial statements to conform with the current year presentation. These reclassifications had no effect on net loss.

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

	Annual Compensation			Long-Term Compensation	All Other Compensation

Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	Payouts

Chief Executive Officer (a)
H. Vance White	2003	$—	$—	1,000,000	—
	2002	$—	$—	—	—
	2001	$—	$—	—	—
Chief Financial Officer
Mark D. Dacko (b)	2003	$104,971	$—	350,000	—
	2002	$90,000	$18,000	—	—
	2001	$81,808	$—	40,000	—

Chief Financial Officer
Jeffrey M. Traynor (c)	2003	$161,170	$—	—	—
	2002	$61,184	$45,000	175,000	—
	2001	$—	$—	—	—

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

	Number of options/ SARs Granted	Percent total Options/SARs granted to employees in fiscal year	Exercise/ base price ($)	Expiration date	Grant date present value (c)

H. Vance White (a)	1,000,000	29.5%	$0.56	7/9/2013	$550,000

Mark D. Dacko (b)	350,000	10.3%	$0.56	7/9/2013	$192,500

(a)	The options granted vest as follows: 500,000 on 7/9/03; and 250,000 on 1/9/04 and 7/9/04.
(b)	The options granted vest as follows: 175,000 on 7/9/03; and 87,500 on 1/9/04 and 7/9/04.
(c)	Grant date present value is calculated on the date of the grant using the Black-Scholes pricing model assuming the following: no dividend yield, risk-free interest rate of 4.5 percent, expected volatility of 305 percent, and expected terms of the options of 10 years. The Black-Scholes value is then multiplied by the number of options granted.

AGGREGATED OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUE TABLE

Shown below is information relating to (i) the exercise of stock options during 2003 by our Chief Executive Officer and each of our other most highly compensated executive officers as of December 31, 2003 and (ii) the value of unexercised options for each of the Chief Executive Officer and such executive officers as of December 31, 2003:

	Number of shares acquired on	Value	Number of shares Underlying unexercised options at Dec. 31, 2003		Value of unexercised in-the-money options at Dec. 31, 2003 (a)
	exercise	realized	Exercisable	Unexercisable	Exercisable	Unexercisable

H. Vance White	—	$—	500,000	500,000	$335,000	$335,000

Mark D. Dacko	—	$—	215,000	175,000	$117,250	$117,250

(a)	The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $1.23, the fair market value of the Company’s common stock on December 31, 2003.

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

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

H. Vance White	4,050,000	(2)	11.9
800 Nicollet Mall, Suite 2690
Minneapolis, MN55402
Mark D. Dacko	302,500	(3)	*
800 Nicollet Mall, Suite 2690
Minneapolis, MN55402
Walter E. Brooks	3,862,500	(4)	11.4
404 - 347 Bay Street
Toronto, ON M5H 2R7
Michael Pickens	187,500	(3)	*
404 - 347 Bay Street
Toronto, ON M5H 2R7
Norman D. Lowenthal	187,500	(5)	*
Private Bag X60
Saxonwold, 2132 South Africa
Zoran Arandjelovic	1,140,000	(6)	3.4
150 Jardin Dr. Suite #9
Concord, ON L4K 3P9
All directors and officers as a group	6,430,000	(5)	17.9

Arthur Bergeron	1,726,430		5.1
40 Grove Street, Suite 140
Wellesley, MA 02482
Boston Financial Partners, Inc.	8,745,411	(8)	23.7
17 Bayns Hill Road
Boxford, MA01921
Thomas Brazil	8,745,411	(8)	23.7
17 Bayns Hill Road
Boxford, MA01921
Ronald E. Eibensteiner	2,205,734	(9)	6.5
800 Nicollet Mall, Suite 2690
Minneapolis, MN55402
Wayne W. Mills	2,951,400	(10)	8.6
5020 Blake Road
Edina, MN55436
Hawk Precious Minerals Inc.	3,300,000		9.9
404 - 347 Bay Street
Toronto, ON M5H 2R7
Perkins Capital Management, Inc.	2,214,000	(11)	6.6
730 East Lake Street
Wayzata, MN55391
Noble Securities Holding Ltd.	2,592,000	(12)	7.7
Chancery Court, Providenciales
Turks and Caicos Islands

84

______________
* represents less than 1 percent

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)	Includes 750,000 shares issuable upon the exercise of an option that are currently exercisable. Also includes 3,300,000 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., of which Mr. White is a director and executive officer.

(3)	Represents shares issuable upon the exercise of options that are currently exercisable.

(4)	Includes 562,500 shares issuable upon the exercise of an option that are currently exercisable. Also includes 3,300,000 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., of which Mr. Brooks is a director and executive officer.

(5)	Includes 62,500 shares issuable upon exercise of options, which vest within 60 days.

(6)	Includes 100,000 shares issuable upon exercise of certain warrants owned by Capital Z Corp., and 200,000 shares owned by Capital Z Corp., of which Mr. Arandjelociv is the sole director. Also includes 600,000 shares issuable upon exercise of an option.

(7)	Includes 500,000 shares issuable upon exercise of certain warrants.

(8)	Based on a Schedule 13D filed on November 26, 2004, includes 3,693,000 shares issuable upon the exercise of certain warrants. Boston Financial Partners, Inc. is controlled by Thomas Brazil.

(9)	Includes 833,334 shares issuable upon exercise of certain warrants, of which 533,334 are owned by Wyncrest Capital, Inc., and 200,000 are owned by Morgan Street Partners, LLC, both of which Mr. Eibensteiner is the sole director. Also includes 617,400 shares owned by Wyncrest Capital, Inc., and 400,000 shares owned by Morgan Street Partners, LLC. Also includes 75,000 shares issuable upon exercise of an option.

(10)	Includes 721,000 shares issuable upon exercise of certain warrants, of which 373,000 are owned by Blake Capital, LLC of which Mr. Mills is the sole member. Also includes 271,000 shares owned by Blake Capital, LLC, 30,000 shares owned by Sea Spray, Ltd., a foreign corporation of which Mr. Mills is the sole director. Also includes 150,000 shares owned by Mr. Mills’ spouse and warrants to purchase 250,000 shares held by a trust for the benefit of Mr. Mills’ children. Mr. Mills disclaims beneficial ownership of these shares.

(11)	Based on a Schedule 13G filed on February 4, 2004, includes 482,500 shares issuable upon the exercise of warrants.

(12)	Includes 380,000 shares issuable upon the exercise of certain warrants.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2003:

Plan category	Number of securities to Be issued upon exercise Of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation
plans approved by
security holders	3,649,334	$1.30	2,560,334

Equity compensation
plans not approved by
security holders	2,677,543	$2.04	1,350,000
Total	6,326,877	$1.62	3,910,334

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

	2003	2002

Audit Fees	$49,230	$73,665
Audit-Related Fees (1)	540	15,345
Tax Fees (2)	31,705	46,411
All Other Fees	0	0
Total	$81,475	$135,421

(1)	Audit-Related Fees consist primarily of assurance and related services that are reasonable related to the performance of the audit or review of the Company’s financial statements but not reported under the caption “Audit Fees.” These fees include review of registration statements and current reports on Form 8-K filed by the Company.

(2)	Tax Fees consist of fees for tax compliance, tax advice and tax planning.

The policy of the Company’s audit committee is to review and pre-approve both audit and non-audit services to be provided by the independent auditors (other than with de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). This duty may be delegated to one or more designated members of the audit committee with any such approval reported to the committee at its next regularly scheduled meeting.

No services in connection with appraisal or valuation services, fairness opinions or contribution-in-kind reports were rendered by Virchow Krause. Furthermore, no work of Virchow Krause with respect to its services rendered to the Company was performed by anyone other than Virchow Krause.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    EXHIBITS

The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A, or are incorporated herein by reference.

23.1	Consent of Virchow, Krause & Company, LLP	Filed herewith electronically

24.1	Power of Attorney	Included on signature page of Form 10-K filed March 30, 2004
31.1	Certification Pursuant to Section 302	Filed herewith electronically
31.2	Certification Pursuant to Section 302	Filed herewith electronically
32.1	Certification Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically
32.2	Certification Pursuant to 18 U.S.C. Section 1350	Filed herewith electronically

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

WITS BASIN PRECIOUS MINERALS INC.

Dated: January 14, 2005	By:	/s/ H. Vance White
H. Vance White
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 14, 2005 by the following persons on behalf of the Registrant, in the capacities indicated.

Signatures	Title

/s/ H. Vance White	Chief Executive Officer and Director
H. Vance White	(principal executive officer)

/s/ Mark D. Dacko	Chief Financial Officer, Controller,
Mark D. Dacko	Secretary and Director
(principal financial and accounting officer)

/s/ Mark D. Dacko	Director
by: Mark D. Dacko as attorney-in-fact
for Norman D. Lowenthal

/s/ Stephen D. King	Director
Stephen D. King

