Form 10QSB/A
period 2004-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2005-01-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1
FORM 10-QSB/A

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

520 Marquette Avenue, Suite 900, Minneapolis, MN 55402
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

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2004, which amends the Company’s Form 10-QSB originally filed on May 17, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-2 (file number 333-110831).

The Company has restated the financial statements contained in Part I, Item 1 of this Amendment No. 1 to, among other things, show reclassification to the Company’s financial statements for the quarter ended March 31, 2004, consolidated balance sheet as of March 31, 2004, the consolidated statement of operations for the quarter ended March 31, 2004, and the consolidated statement of cash flows for the quarter ended March 31, 2004 to reclass the issuance of shares of our common stock related to a private placement we completed in October 2003 and restate amortization of our exploration acquisitions. The net result of the reclassifications resulted in an increase in net loss of $1,910,873. In addition, loss per share increased $0.06 for the quarter ended March 31, 2004. As reflected in the consolidated balance sheet, the assets of our exploration acquisitions, Participation Mining Rights, have been consolidated into a single line. The Company has also restated the information contained in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in Part I, Item 2 of this Amendment No. 1.

This amendment incorporates the cumulative changes of the Company’s Forms 10-Q/A for the quarters ended March 31, 2003 (to reflect the Hosted Solutions Business as discontinued operations); June 30, 2003 and September 30, 2003, and the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (to reflect its transformation into an exploratory stage company upon the adoption of a new business model and to reflect reclassifications of the Company’s exploration acquisitions). See Note 7 - Restatement.

Only Items 1 and 2 of Part I are being amended hereby and the Company has not included any items of this report not being amended. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment No. 1, which are forward-looking in nature, are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Amendment No. 1, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Amendment No. 1 with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 2 entitled “RISK FACTORS,” contained in the original Form 10-QSB filed May 17, 2004, among others, may impact forward-looking statements contained in this Amendment No. 1.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	Restated (unaudited) March 31, 2004	Restated December 31, 2003
ASSETS
CURRENT ASSETS
Cash and equivalents	$248,967	$363,990
Prepaid expenses	459,087	612,777
Total current assets	708,054	976,767

PARTICIPATION MINING RIGHTS, net	2,092,733	1,547,956
	$2,800,787	$2,524,723

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$132,747	$59,226

Net liabilities of operations of discontinued
hosted solutions business	27,568	34,734

Accrued expenses	383,861	12,775
Total current liabilities	544,176	106,735

ACCRUED GUARANTEE FEE	30,000	30,000

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value, 150,000,000 shares authorized;
33,275,181 and 30,297,181 shares issued and outstanding	332,752	302,972
Additional paid-in capital	30,585,973	27,423,258
Deferred compensation	(82,475)	—
Warrants	4,293,438	4,146,438
Accumulated deficit	(22,932,460)	(22,932,460)

Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(9,970,617)	(6,552,220)
Total shareholders’ equity	2,226,611	2,387,988
	$2,800,787	$2,524,723

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

			Restated
			May 1, 2003
	Three months ended March 31,		(inception)
	Restated 2004	Restated 2003	to March 31, 2004
Revenues	$—	$—	$—

Operating Expenses:
General and administrative	$819,906	$59,332	$2,194,088
Exploration expenses	403,503	—	5,744,793
Amortization	42,860	—	124,120
Stock issued as penalty	2,152,128	—	2,152,128
Loss on disposal of assets	—	—	1,633
Total operating expenses	3,418,397	59,332	10,216,762
Loss from Operations	(3,418,397)	(59,332)	(10,216,762)

Other Income
Interest income	—	23,544	2,225
Total other income	—	23,544	2,225
Loss from Operations before Income
Tax Refund and Discontinued Operations	(3,418,397)	(35,788)	(10,214,537)

Benefit from Income Taxes	—	—	243,920
Loss from continuing operations	(3,418,397)	(35,788)	(9,970,617)

Discontinued Operations (See Note 4)
Loss from operations of discontinued segments	—	(184,976)	—

Net Loss	$(3,418,397)	$(220,764)	$(9,970,617)

Basic and diluted net loss per common share:
Continuing operations	$(0.11)	$—	$(0.50)
Discontinued operations	—	(0.02)	—
Net Loss	$(0.11)	$(0.02)	$(0.50)

Basic and diluted weighted average outstanding shares	31,868,851	12,905,264	20,140,178

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,		Restated May 1, 2003 (inception) to
	Restated	Restated	March 31,
	2004	2003	2004
OPERATING ACTIVITIES:
Net loss	$(3,418,397)	$(220,764)	$(9,970,617)

Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	42,860	16,160	124,120
Deferred compensation expense	27,492	20,788	44,256
Loss (gain) on disposal of assets	—	(749)	1,633
Issue of common stock for exploration rights in excess of historical cost	—	—	4,841,290
Amortization of participation mining rights	320,941	—	820,941
Amortization of acquired software developed	—	53,884	—
Exchange of assets for services	—	2,644	—
Loss on sale of prepaid royalties	—	434,895	—
Amortization of prepaid consulting fees related to issuance of warrants and common stock	—	—	664,083

Employee compensation expense related to stock options-variable plan	72,000	—	168,800
Contributed services by an executive	20,000	—	44,500
Issuance of common stock as penalty related to October 2003 private placement	2,152,128	—	2,152,128
Changes in operating assets and liabilities:
Accounts receivable, net	—	38,957	12,200
Inventories	—	4,983	—
Prepaid expenses	153,690	31,749	(97,445)
Other assets	—	(2,890)	—
Accounts payable	73,521	(59,197)	79,605
Deferred revenue	—	(71,568)	—
Accrued expenses	351,239	14,593	178,275

Net cash provided by (used in) operating activities	(204,526)	263,485	(936,231)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	109,895	—
Proceeds from sale of prepaid royalties	—	540,105	—
Purchases of property and equipment	—	(3,880)	—
Investment in participation mining rights	—	—	(1,827,889)
Acquisition of Brazmin Ltda.	(55,731)	—	(55,731)

Net cash provided by (used in) investing activities	(55,731)	646,120	(1,883,620)

FINANCING ACTIVITIES:
Payments on short-term notes payable	—	(83,486)	—
Cash proceeds from issuance of common stock	—	—	2,251,603
Cash proceeds from exercise of options	152,400	—	169,900

Net cash provided by (used in) financing activities	152,400	(83,486)	2,421,503

Change in Cash and Equivalents of Discontinued Operations and Liabilities of Discontinued Operations	(7,166)	(100,401)	(49,725)
Increase (Decrease) in Cash and Equivalents	(115,023)	725,718	(448,073)
Cash and Equivalents, beginning of period	363,990	13,211	697,040
Cash and Equivalents, end of period	$248,967	$738,929	$248,967

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income Tax Refund	$—	$—	$243,920
Non-cash financing and investing activities:
Conversion of accrued wages into common	$—	$56,529	$—
Stock
Cancellation of stock subscription receivable	$—	$2,000,000	$—

Issuance of common stock for prepaid consulting fees	$—	$—	$230,000

Issuance of warrants for prepaidconsulting fees	$—	$—	$787,000

Issuance of common stock and warrants for purchase of Brazmin Ltda.	$833,000	$—	$833,000

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and South America. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 investment and a further $1,400,000 cash investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have devised a plan to conduct pre-exploration activities on the Holdsworth Project, which we estimate be approximately $150,000. Any pre-exploration activities will be expensed as incurred.

On February 6, 2004, we became the holder of the exploration rights of “Brazmin,” a portfolio of 4 land regions in Brazil. See Note 3 - Participation Mining Rights, for a detailed discussion.

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

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions Business and Accounting Software Business as of such dates. As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003. See Note 4 - Discontinued Operations for a detailed discussion.

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

Segment Reporting

Due to the classification of our Hosted Business Solutions and Accounting Software Business as discontinued operations, we have a single operating segment. The single operating segment is that of precious minerals exploration. See Note 4 - Discontinued Operations for a detailed discussion.

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

The Company recognized the revenues derived from the accounting software business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At March 31, 2004 and 2003, deferred revenue was $0 and $1,702,923, respectively. See Note 4 for details on our Discontinued Operations.

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

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The Company recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $27,492 and $20,788, for the quarters ended March 31, 2004 and 2003, respectively. The Company recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, the Company’s results would have been as follows for:

	Three Months Ended March 31,		May 1, 2003 (inception) to
	Restated	Restated	March 31,
	2004	2003	2004
Net loss:
As reported	$(3,418,397)	$(220,764)	$(9,970,617)
Pro forma	(3,822,397)	(562,495)	(13,824,211)

Basic and diluted net loss per share:
As reported	$(0.11)	$(0.02)	$(0.50)
Pro forma	$(0.12)	$(0.04)	$(0.69)

Stock-based compensation
As reported	$27,492	$20,788	$44,256
Pro forma	$404,000	$341,731	$3,853,594

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

NOTE 3 - PARTICIPATION MINING RIGHTS

We currently have interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth) and South America (Brazmin).

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

The first step to acquire our 35 percent interest in Kwagga requires us to invest $2,100,000. Kwagga is required to use our initial $2,100,000 contribution to incur expenditures for the exploration, development and maintenance of the FSC Project. Pursuant to our agreement, after Kwagga has spent our aggregate $2,100,000 contribution, we will receive such number of shares of Kwagga’s capital stock representing a 35 percent ownership position. Once the current exploration activities being conducted on the FSC Project are complete, estimated to take 24 months, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further contribution of $1,400,000. These additional funds would then be used to fund a second phase of exploration work on the FSC Project.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $1,800,000 already invested in Kwagga, $979,059 remains in their cash reserves at March 31, 2004. Each quarter, Kwagga will provide us with a report of the remaining value held in reserve.

We were obligated to invest an additional $300,000 by April 30, 2004 to complete the initial $2,100,000 funding. On April 21, 2004, we invested a further $150,000 and received an extension until May 30, 2004 for the final $150,000 payment. If we fail to make the final investment by the prescribed due date, Kwagga has specific rights to terminate our interest. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of our investment in Kwagga.

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

By the terms of the Joint Agreement, as described above, both parties made their contributions to Active Hawk for a 50 percent equity interest. Hawk USA contributed its right to fund and acquire a 50 percent interest in the FSC Project and its patented mining claims held in the Holdsworth Project. Hawk USA’s projects were valued at their historical cost, an aggregate of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. As additional compensation for Hawk USA’s mineral rights contributions, Hawk USA was issued 3,750,000 shares of our unregistered common stock valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The excess amount of stock issued to Hawk USA over the historical cost, or $2,491,290, has been recorded as an exploration expense in the restated financial statements. See Note 7 - Restatement.

Based on the information we obtained from Hawk, we estimated that the value attributable to the FSC Project was $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project.

Brazmin

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

Components of participation mining rights are as follows:

	March 31, 2004	December 31, 2003
Investment made in Kwagga	$1,800,000	$1,800,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
Brazmin, Ltda.	908,578	—
Gross Participation Mining Rights	3,037,677	2.129.099
Less exploration expenditures report by AfriOre and Kwagga	820,941	500,000
Less amortization (2)	124,003	81,143
	$2,092,733	$1,547,956

(1)	Includes the joint agreement costs and the issuance of an option to a former director.
(2)	Amortization is based on $329,099 of the participation mining rights, which includes the historical values of both the FSC and Holdsworth Projects and the miscellaneous costs. We began amortization of the FSC Project over a 24-month period on a straight-line basis beginning in July 2003. We began amortization of the Holdsworth Project over a 15-month period on a straight-line basis beginning in October 2003.

Active Hawk has no revenues to date and has recorded $320,941 in exploration expenses for the period ended March 31, 2004. All subsidiary transactions and balances have been eliminated in consolidation. Based on the estimated timeframe to complete the current drillhole program at the FSC Project, we began amortizing the FSC Project portion of the exploration agreement over 24 months, beginning in July 2003. Based on our assessment of the Holdsworth Project, we began amortizing the Holdsworth Project portion of the exploration agreement over 15 months, beginning in October 2003. The amortization period of both components will be periodically evaluated and adjusted if necessary.

NOTE 4 - DISCONTINUED OPERATIONS

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

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

HOSTED SOLUTIONS BUSINESS	2004	2003
Revenues	$—	$132,455

Operating expenses
Costs of sales	—	35,354
Selling, general and administrative	—	130,102
Depreciation and amortization	—	8,719
Gain on disposal of assets	—	(749)
Total operating expenses	—	173,426
Loss from discontinued operations	—	(40,971)

Other income	—	150,000
Loss on sale of prepaid royalties	—	(434,895)

Net loss from discontinued operations	$—	$(325,866)

Liabilities of the Hosted Solutions Business consisted of the following at:

HOSTED SOLUTIONS BUSINESS	March 31, 2004	December 31, 2003
Accounts payable	27,568	34,734
Net liabilities of operations of discontinued hosted solutions business	$27,568	$34,734

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

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

ACCOUNTING SOFTWARE BUSINESS	2004	2003
Revenues	$—	$1,186,729

Operating expenses
Costs of goods sold	—	309,801
Selling, general and administrative	—	463,009
Depreciation and amortization	—	61,325
Product development	—	165,348
Total operating expenses	—	999,483
Income from discontinued operations	—	187,246

Other expense	—	(46,356)

Net income from discontinued operations	$—	$140,890

NOTE 5 - ACCRUED GUARANTEE

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

NOTE 6 - SHAREHOLDERS' EQUITY

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

NOTE 7 - RESTATEMENT

Balance Sheet Restatement for the Year Ended December 31, 2003

We restated the balance sheet for the year ended December 31, 2003 to reflect (i) the segregation of the Hosted Solutions Business (“HSB”) components effective with the sale of the business segment on March 14, 2003; (ii) the consideration issued for mining rights reclassified as expense; and (iii) to reflect changes in our exploration agreement intangible, which is now combined into the Participation Mining Rights line.

The following table reconciles the previously reported amounts to the restated amounts. In particular, the consideration issued for mining rights was reclassified as expense as of and for the year ended December 31, 2003.

	Assets	Accounts Payable	Liabilities of HSB	Accrued Expenses	Shareholders’ Equity
Previously reported amounts	$6,984,088	$87,637	$—	$19,098	$6,847,353
Previously recorded exploration intangibles (4)	(4,707,321)	—	—	—	—
Accounts payable of HSB	—	(28,411)	34,734	(6,323)	—
Reclassification of exploration costs (1)	(1,300,000)	—	—	—	—
Restatement of historical costs of mining rights (4)	1,547,956	—	—	—	—
Expensing of stock issued (2)	—	—	—	—	(2,491,290)
Reverse value assigned to our interest in Hawk USA	—	—	—	—	(2,100,000)
Stock issued (3)	—	—	—	—	(400,000)
Change in amortization expense as a result of above adjustments	—	—	—	—	531,925
Restated amounts	$2,524,723	$59,226	$34,734	$12,775	$2,387,988

(1)	We reclassified the previously reported prepaid exploration costs to Participation Mining Rights. This amount represents the difference of advances we made to Kwagga ($1,800,000) less the expenditures reported by AfriOre and Kwagga ($500,000) for a net amount of $1,300,000.

(2)	Expensing of stock issued to Hawk USA in June 2003 ($2,737,500), net of historical cost of the assets ($228,975 and $17,235) contributed by Hawk.

(3)	Expensing of stock issued to Hawk USA in November 2003 ($2,350,000) less the previously recorded minority interest ($1,950,000) required to purchase the remaining 50 percent interest in the LLC.

(4)	The following table reconciles the participation mining rights restatement.

	December 31, 2003
	As reported	Restated
Total value of consideration contributed by Hawk USA (a)	$2,100,000	$—
Issuance of 3,750,000 common shares to Hawk USA (b)	2,737,500	—
Issuance of option to former director	55,000	55,000
Joint Agreement costs	27,889	27,889
Issuance of 2,500,000 common shares to Hawk USA (c)	2,350,000	—
Less: Minority interest previously recorded (c)	(1,950,000)	—
Advances made to Kwagga	—	1,800,000
Historical value assigned to the FSC Project (a)	—	228,975
Historical value assigned to the Holdsworth Project (a)	—	17,235
Gross value at December 31, 2003	5,320,389	2,129,099
Expenditures reported by AfriOre and Kwagga (d)	—	(500,000)
Accumulated amortization at December 31, 2003	(613,068)	(81,143)
Participation Mining Rights, net	$4,707,321	$1,547,956

(a)	On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a Minnesota limited liability company was formed, named Active Hawk Minerals, LLC (the “LLC”) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which was valued at its historical cost of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. Based on the information we obtained from Hawk, we estimated that the value of the FSC Project was approximately $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project.

(b)	We issued 3,750,000 shares of our common stock to Hawk USA on June 26, 2003 as specified in the Joint Agreement. We valued these shares at $2,737,500, or $0.73 per share, based on the closing sale price of our common stock on June 26, 2003 as listed on the OTCBB. We have reclassified this issuance as expense since it reflects excess value of the contributions made into the LLC.

(c)	Additionally, as specified in the Joint Agreement, we obtained a “Buyout Option” in which we could acquire Hawk USA’s 50 percent interest in LLC, by issuing Hawk USA 2,500,000 shares of our common stock. On November 7, 2003, we exercised the option and issued the common stock valued at $2,350,000, or $0.94 per share, based on the closing sale price of our common stock on November 7, 2003 as listed on the OTCBB. This amount was reclassified as expense in the restated consolidated statement of operations as an additional stock issued for consideration of exploration rights for the year ended December 31, 2003, since these shares were also issued in excess of the contributions made to the LLC.

(d)	We record expenditures as expenses based on reports from AfriOre describing the work completed and the funds expended. At December 31, 2003, of the $1,800,000 advances made to Kwagga, $500,000 have been recorded as exploration expenses.

Balance Sheet Restatement for the Quarter Ended March 31, 2004

The following table reconciles the previously reported amounts to the restated amounts; the reclassification of components of our exploration assets to Participation Mining Rights (which incorporates the cumulative changes to the Company’s Forms 10-Q/A for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and our Annual Report on Form 10-K/A for the year ended December 31, 2003); and the previously reported shares of our common stock deemed as penalty shares we issued in February 2004.

	Assets	Brazmin, Ltda.	Additional Paid in Capital	Deficit Accumulated (1)
Previously reported amounts	$3,956,255	$908,578	$28,433,845	$(6,663,021)
Prepaid Exploration Costs (2)	(979,059)	—	—	—
Brazmin, Ltda. (2)	(908,578)	(908,578)	—	—
Exploration Intangibles, net (2) (4)	(1,360,564)	—	—	—
Participation Mining Rights, net (2) (4)	2,092,733	—	—	—
Restatement of December 31, 2003 balance	—	—	—	(1,396,723)
Amortization previously recorded	—	—	—	284,115
Restated amortization	—	—	—	(42,860)
Penalty shares issued (3)	—	—	2,152,128	(2,152,128)
Restated amounts	$2,800,787	$—	$30,585,973	$(9,970,617)

(1)	This column represents the deficit accumulated during exploration stage, subsequent to April 30, 2003.

(2)	The previously reported Prepaid Exploration Costs, Brazmin, Ltda. and Exploration Intangibles, have been reclassified into a single line, that of Participation Mining Rights. The prepaid exploration costs of $979,059 reclassified to participation mining rights represent the difference of advances we made to Kwagga ($1,800,000) less the expenditures reported by AfriOre and Kwagga ($820,941).

(3)	In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares, which we deemed “penalty shares.” We previously recorded only the par value of this issuance as a component of stockholders’ equity, thereby reducing the per unit value from $0.25 to $0.21. Based on further analysis, we have reclassified the issuance as expense, valued at $2,152,128. We used a five closing sale price average of our common stock as listed on the OTCBB. Using the ending date of February 11, 2004, and the previously four trading days, the average was $1.056.

(4)	The following table reconciles the previously reported Exploration Intangibles that were reclassified to Participation Mining Rights as of March 31, 2004.

	As reported	Restated
Value assigned to the FSC Project (a) (b)	$2,032,889	$228,975
Value assigned to the Holdsworth Project (a)	150,000	17,235
Miscellaneous costs (b)	—	82,889
Investment made in Kwagga	—	1,800,000
Brazmin, Ltda.	—	908,578
Less exploration expenditures reported by AfriOre and Kwagga	—	(820,941)
Less amortization	(822,325)	(124,003)
Balance at March 31, 2004	$1,360,564	$2,092,733

(a)	On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a Minnesota limited liability company was formed, named Active Hawk Minerals, LLC (the “LLC”) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which was valued at its historical cost of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. Based on the information we obtained from Hawk, we estimated that the value of the FSC Project was approximately $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project. See Note 3 - Participation Mining Rights for details on contributions made to the LLC.

(b)	Included in the previously assigned value of the FSC Project are miscellaneous costs ($82,889) which included the joint agreement costs and the issuance of an option to a former director.

Statement of Operations Restatement for the Three Months Ended March 31, 2004

The following table reconciles the previously reported net loss amount to the restated net loss amount for the quarter ended March 31, 2004.

Net Loss
Previously reported amount	$(1,507,524)
Amortization previously recorded	284,115
Restated amortization	(42,860)
Value assigned to penalty shares issued	(2,152,128)
Restated net loss for the quarter ended March 31, 2004	$(3,418,397)

Also, the loss per share increased $0.06 for the quarter ended March 31, 2004 (from $0.05 to $0.11) due mainly from the expensing of the penalty shares issued as noted above.

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

Statement of Cash Flows Restatement for the Three Months Ended March 31, 2004

We made corrections in the presentation of the cash flow statements within the Operation Activities section only, which relates to the expensing of the investment made to Kwagga. The activity was recorded, but inadvertently was captured within the prepaid expenses category. We reclassified $320,941, previously recorded under the line heading of prepaid expenses, into the participation mining rights line heading for the three months ended March 31, 2004.

The following table lists the amounts specific to Kwagga reclassified out of prepaid expenses and into participation mining rights in the statement of cash flows for the following periods:

Period Ending	Quarterly Amount	Inception Total
December 31, 2003	$500,000	$500,000
March 31, 2004	$320,941	$820,941

NOTE 8 - SUBSEQUENT EVENTS

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

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a precious minerals exploration company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and South America. We hold interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). In one of these projects, which we commonly refer to as the “FSC Project,” we are a passive investor and have the right to acquire up to a 50 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) through two funding stages: a $2,100,000 investment and a further $1,400,000 cash investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 140,000 hectares located in the Republic of South Africa adjacent to the major goldfields discovered at the Witwatersrand Basin. AfriOre is a coal producer and precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. We also hold exploration rights in a project located near Wawa, Ontario, Canada, which we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous, patented mining claims covering approximately 304 hectares. We have devised a plan to conduct pre-exploration activities on the Holdsworth Project, which we estimate be approximately $150,000. Any pre-exploration activities will be expensed as incurred.

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

Operating Expenses

General and administrative expenses were $819,906 for the three months ended March 31, 2004 as compared to $59,332 for the same period in 2003. The 2004 expenses include an accrual for $360,000 relating to our litigation with Jack Johnson. We anticipate that future expenses should be less due to our litigation efforts.

Exploration expenses were $403,503, which relate to the expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC Project site and any expenses related to the Brazmin properties, including landowner payments, geological expenses and consulting fees.

Amortization expenses were $42,860 for the three months ended March 31, 2004 as compared to $0 for the same period in 2003. We began amortization of the FSC Project over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole at the FSC Project will be completed within 24 months. The quarterly amortization will be approximately $38,200. Also, we have begun amortization of the Holdsworth Project over a 15-month period on a straight-line basis at a rate of $4,600 per quarter. This is based on the assessment that the Holdsworth Project is a relatively small project, and as such, our goal is to locate a third party operator by fiscal year end and move the Project forward.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares, which we deemed “penalty shares.” We previously recorded only the par value of this issuance as a component of stockholders’ equity, thereby reducing the per unit value from $0.25 to $0.21. Based on further analysis, we have reclassified the issuance as expense, valued at $2,152,128. We used a five-day closing sale price average of our common stock as listed on the OTCBB. Using the ending date of February 11, 2004, and the previously four trading days, the average was $1.056.

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

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

HOSTED SOLUTIONS BUSINESS	2004	2003
Revenues	$—	$132,455

Operating expenses
Costs of sales	—	35,354
Selling, general and administrative	—	130,102
Depreciation and amortization	—	8,719
Gain on disposal of assets	—	(749)
Total operating expenses	—	173,426
Loss from discontinued operations	—	(40,971)

Other income	—	150,000
Loss on sale of prepaid royalties	—	(434,895)

Net loss from discontinued operations	$—	$(325,866)

Effective with the sale of our Accounting Software Business model on April 30, 2003, we have classified all results as discontinued operations for all periods reported.

The following are condensed consolidated statements of discontinued operations for the quarters ended March 31,

ACCOUNTING SOFTWARE BUSINESS	2004	2003
Revenues	$—	$1,186,729

Operating expenses
Costs of goods sold	—	309,801
Selling, general and administrative	—	463,009
Depreciation and amortization	—	61,325
Product development	—	165,348
Total operating expenses	—	999,483
Income from discontinued operations	—	187,246

Other expense	—	(46,356)

Net income from discontinued operations	$—	$140,890

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. Net cash used by operating activities was $204,526 for the quarter ended March 31, 2004, compared to net cash provided by operating activities of $263,485 for the same period in 2003.

We had working capital of $163,878 at March 31, 2004, compared to $870,032 at December 31, 2003. Cash and equivalents were $248,967 at March 31, 2004, representing a decrease of $115,023 from the cash and equivalents of $363,990 at December 31, 2003.

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects. We contributed 3,750,000 shares of our common stock (which represented an issuance of 28.2 percent of our total issued and outstanding common stock) and assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of March 31, 2004, we have invested $1,800,000 in Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We made an additional payment of $150,000 to Kwagga on April 21, 2004, and were granted an extension of May 31, 2004 to make the final $150,000 payment. Once the entire $2,100,000 has been expended (approximately 24 months) we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

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

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Quota Purchase Agreement dated February 6, 2004 between the Company and Argyle Securities Limited (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 12, 2004).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

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

WITS BASIN PRECIOUS MINERALS, INC.

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

