Form 10QSB/A
period 2004-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2005-01-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

AMENDMENT NO. 1
FORM 10-QSB/A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

[x]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2004, which amends the Company’s Form 10-QSB originally filed on August 16, 2004, is being filed in response to comments received from the Securities and Exchange Commission in connection with its review of the Company’s registration statement on Form S-2 (file number 333-110831).

This amendment incorporates the cumulative changes of the Company’s Forms 10-Q/A for the quarters ended March 31, 2003 (to reflect the Hosted Solutions Business as discontinued operations); June 30, 2003 and September 30, 2003, and the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003 (to reflect its transformation into an exploratory stage company upon the adoption of a new business model and to reflect reclassifications of the Company’s exploration acquisitions); and Form 10-QSB/A for the quarter ended March 31, 2004 (to reflect the reclassification of an issuance of shares of its common stock (referred as ‘penalty shares’) related to a private placement completed in 2003).

The Company has restated the financial statements contained in Part I, Item 1 of this Amendment No. 1 to, among other things, show reclassification to the Company’s financial statements for the quarter ended June 30, 2004, consolidated balance sheet as of June 30, 2004, the consolidated statement of operations for the quarter ended June 30, 2004, and the consolidated statement of cash flows for the quarter ended June 30, 2004 to reflect a rounding adjustment, to restate the loss on impairment of our subsidiary Brazmin (as evidenced by the sale subsequent to June 30, 2004) and to restate the inception period activity. The net result of the reclassifications resulted in a decrease in net loss of $391,999 for the three month period ended June 30, 2004 and $392,000 for the six month period ended June 30, 2004. In addition, loss per share decreased by $0.02 and $0.01 for the quarter and six months ended June 30, 2004, respectively. As reflected in the consolidated balance sheet, the assets of our exploration acquisitions, Participation Mining Rights, have been consolidated into a single line. The Company has also restated the information contained in the Management’s Discussion and Analysis of Financial Conditions and Results of Operations contained in Part I, Item 2 of this Amendment No. 1.

Only Items 1 and 2 of Part I are being amended hereby and the Company has not included any items of this report not being amended. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment No. 1, which are forward-looking in nature, are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Amendment No. 1, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Amendment No. 1 with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 2 entitled “RISK FACTORS,” contained in the original Form 10-QSB filed August 16, 2004, among others, may impact forward-looking statements contained in this Amendment No. 1.

 WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	Restated
	(unaudited)	Restated
	June 30,	December 31,
	2004	2003
Assets
Current Assets
Cash and equivalents	$26,155	$363,990
Prepaid expenses	412,301	612,777
Total current assets	438,456	976,767

Participation Mining Rights, net	1,724,658	1,547,956
Debt Issuance Costs, net	124,191	—
McFaulds Lake Project	—	—
Exploration Intangibles, net	—	—
	$2,287,305	$2,524,723

Liabilities and Shareholders’ Equity
Current Liabilities
Secured promissory note payable	$36,113	$—
Accounts payable	261,894	59,226
Liabilities of operations of discontinued hosted solutions business	21,154	34,734
Accrued expenses	46,678	12,775
Total current liabilities	365,839	106,735

Accrued Guarantee Fee	30,000	30,000

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value, 150,000,000 shares authorized;
33,457,181 and 30,297,181 shares issued and outstanding	334,752	302,972

Additional paid-in capital	30,687,973	27,423,258
Deferred compensation	(27,492)	—
Warrants	4,943,438	4,146,438
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent
to April 30, 2003	(11,114,745)	(6,552,220)

Total shareholders’ equity	1,891,466	2,387,988
	$2,287,305	$2,524,723

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

					Restated
	Three Months Ended June 30,		Six Months Ended June 30,		May 1, 2003
	Restated	Restated	Restated	Restated	(inception) to June 30,
	2004	2003	2004	2003	2004
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	295,171	148,457	1,115,077	207,789	2,489,259
Exploration expenses	297,987	2,491,290	701,490	2,491,290	6,042,780
Depreciation and amortization	42,862	117	85,722	117	166,982
Stock issued as penalty	—	—	2,152,128	—	2,152,128
Loss on disposal of assets	—	1,633	—	1,633	1,633
Loss on impairment of Brazmin	466,578	—	466,578	—	466,578
Total operating expenses	1,102,598	2,641,497	4,520,995	2,700,829	11,319,360
Loss from Operations	(1,102,598)	(2,641,497)	(4,520,995)	(2,700,829)	(11,319,360)

Other Income (Expense):
Interest income	—	1,604	—	25,148	2,225
Interest expense	(41,530)	—	(41,530)	—	(41,530)
Total other income (expense)	(41,530)	1,604	(41,530)	25,148	(39,305)
Loss from Operations before Tax Refund
and Minority Interest	(1,144,128)	(2,639,893)	(4,562,525)	(2,675,681)	(11,358,665)

Income Tax Refund	—	243,920	—	243,920	243,920
Minority interest in consolidated subsidiary	—	—	—	—	—
Loss from Continuing Operations	$(1,144,128)	$(2,395,973)	$(4,562,525)	$(2,431,761)	$(11,114,745)

Discontinued Operations (See Note 6)

Loss from operations of discontinued
Segments	—	(111,800)	—	(296,776)	—
Net Loss	$(1,144,128)	$(2,507,773)	$(4,562,525)	$(2,728,537)	$(11,114,745)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.03)	$(0.18)	$(0.14)	$(0.19)	$(0.55)
Discontinued operations	—	(0.01)	—	(0.02)	—
Net Loss	$(0.03)	$(0.19)	$(0.14)	$(0.21)	$(0.55)

Basic and Diluted Weighted Average
Outstanding Shares	33,319,137	13,370,368	32,593,994	13,137,816	20,140,718

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		Restated May 1, 2003 (inception)
	Restated	Restated	to June 30,
	2004	2003	2004
Operating Activities:
Net loss	$(4,562,525)	$(2,728,537)	$(11,114,745)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	85,722	18,899	166,982
Deferred compensation expense	82,475	32,087	99,239
Loss on disposal of assets	—	884	1,633
Loss on sale of prepaid royalties	—	434,895	—
Loss on impairment of Brazmin	466,578	—	466,578
Issue of common stock for exploration rights in excess of historical cost	—	2,491,290	4,841,290
Amortization of participation mining rights	534,077	—	1,034,077
Amortization of acquired software developed	—	53,884	—
Amortization of original issue discount	36,113	—	36,113
Amortization of prepaid consulting fees related to issuance of warrants and common stock	—	—	664,083
Exchange of assets for services	—	2,644	—
Employee compensation expense related to stock options-variable plan	72,000	—	168,800
Contributed services by an executive	40,000	—	64,500
Minority interest in loss of consolidated subsidiary	—	—	—
Issuance of common stock as penalty related to October 2003 private placement	2,152,128	—	2,152,128
Changes in operating assets and liabilities:
Accounts receivable, net	—	130,424	—
Inventories	—	7,983	12,200
Prepaid expenses	(24,524)	47,176	(275,659)
Prepaid royalties	—	—	—
Other assets	(124,191)	(2,890)	(124,191)
Accounts payable	202,668	(241,629)	208,752
Deferred revenue	—	(130,498)	—
Accrued expenses	(8,694)	153,756	(181,658)
Net cash provided by (used in) operating activities	(1,048,173)	270,368	(1,779,878)

Investing Activities:
Proceeds from sale of property and equipment	—	109,895	—
Proceeds from sale of prepaid royalties	—	540,105	—
Purchases of property and equipment	—	(3,880)	—
Investment in exploration intangibles	—	—	—
Investment in Participation Mining Rights	(78,482)	(519,493)	(1,906,371)
Investment in Active Hawk Minerals LLC	—	—	—
Acquisition of Brazmin Ltda.	—	—	—
Net cash provided by (used in) investing activities	(78,482)	126,627	(1,906,371)

Financing Activities:
Payments on short-term notes payable	—	(84,732)	—
Cash proceeds from issuance of common stock	—	—	2,251,603
Cash proceeds from exercise of options	152,400	—	169,900
Cash proceeds from issuance of long-term debt and warrant	650,000	—	650,000
Net cash provided by (used in) financing activities	802,400	(84,732)	3,071,503

Change in Cash and Equivalents of Discontinued Operations and Liabilities of Discontinued Operations	(13,580)	(245,314)	(56,139)
Increase (Decrease) in Cash and Equivalents	(337,835)	66,949	(670,885)
Cash and Equivalents, beginning of period	363,990	13,211	697,040
Cash and Equivalents, end of period	$26,155	$80,160	$26,155

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

On February 6, 2004, we became the holder of the exploration rights of “Brazmin,” a portfolio of 4 land regions in Brazil. See Notes 3 and 10 for more information on the subsequent sale of Brazmin.

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

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions Business and Accounting Software Business as of such dates. As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003. See Note 6 - Discontinued Operations for a detailed discussion.

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

Segment Reporting

Due to the classification of our Hosted Business Solutions and Accounting Software Business as discontinued operations, we have a single operating segment. The single operating segment is that of precious minerals exploration. See Note 6 - Discontinued Operations for a detailed discussion.

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

The Company recognized the revenues derived from the accounting software business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At June 30, 2004 and 2003, deferred revenue was $0 and $1,643,993, respectively. See Note 6 - Discontinued Operations for a detailed discussion.

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

					Restated
	Three Months Ended June 30,		Six Months Ended June 30,		May 1, 2003(inception) to
	Restated	Restated	Restated	Restated	June 30,
	2004	2003	2004	2003	2004
Net loss:
As reported	$(1,144,128)	$(2,507,773)	$(4,562,525)	$(2,728,537)	$(11,114,745)
Pro forma	$(1,898,601)	$(3,366,778)	$(5,720,998)	$(3,929,273)	$(15,722,812)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.19)	$(0.14)	$(0.21)	$(0.55)
Pro forma	$(0.06)	$(0.25)	$(0.18)	$(0.30)	$(0.78)

Stock-based compensation
As reported	$54,983	$11,299	$82,475	$32,087	$99,239
Pro forma	$754,473	$859,005	$1,158,473	$1,200,736	$4,608,067

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,025,000 already invested in Kwagga, $990,923 remains in their cash reserves at June 30, 2004. Each quarter, Kwagga will provide us with a report of the remaining value held in reserve.

We are obligated to invest an additional $75,000 to complete the initial $2,100,000 funding. We have received an extension for the final $75,000 payment until Kwagga has obtained the required operating permits. If we fail to make the final investment by the prescribed due date, Kwagga has specific rights to terminate our interest. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of our investment in Kwagga.

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

Brazmin, Ltda.

On February 6, 2004, we purchased substantially all of the outstanding stock (“Quota Stock”) of Brazmin Ltda., a limited liability company formed under the laws of Brazil from Argyle Securities Limited (“Argyle”) a corporation formed under the laws of Saint Vincent. Our purchase was subject to Argyle’s right to re-acquire the Quota Stock, as described below. Prior to the date of the purchase agreement, there was no relationship between Brazmin and Argyle Securities and the Company or any of our affiliates. Brazmin’s only assets are the mineral exploration rights of four distinct regions located within the South American country of Brazil. Brazmin has never had any revenues, as its activities have been solely to search out and acquire exploration rights on properties that possess specific criteria relating to base minerals and precious minerals. We operate Brazmin as a wholly owned subsidiary.

As specified in the purchase agreement, we were required to use our best efforts to register the resale of the 700,000 shares of our common stock issued as consideration by no later than July 5, 2004, which was not accomplished. Furthermore, upon further analysis of Brazil’s business policies, further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluate the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement. Therefore, we recorded a loss on impairment of $466,578 against the value of Brazmin for the quarter ended June 30, 2004. See Note 10 - Subsequent Event for information regarding the sale of Brazmin, which we completed on August 3, 2004.

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

Components of participation mining rights are as follows:

	June 30, 2004	December 31, 2003
Investment made in Kwagga	$2,025,000	$1,800,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
Brazmin Ltda.	908,578	—
McFaulds Lake	129,501	—
Gross Participation Mining Rights	3,392,178	2,129,099
Less exploration expenditures reported by AfriOre and Kwagga	1,034,077	500,000
Less loss on impairment recorded against Brazmin	466,578	—
Less accumulated amortization (2)	166,865	81,143
	$1,724,658	$1,547,956

(1)	Includes the joint agreement costs and the issuance of an option to a former director.

(2)	Amortization is based on $329,099 of the participation mining rights, which includes the historical values of both the FSC and Holdsworth Projects and the miscellaneous costs. We began amortization of the FSC Project over a 24-month period on a straight-line basis beginning in July 2003. We began amortization of the Holdsworth Project over a 15-month period on a straight-line basis beginning in October 2003.

NOTE 4 - DEBT ISSUANCE COSTS

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

The following table summarizes the amortization of debt issuance costs:

	June 30, 2004	December 31, 2004
Gross debt issuance costs	$131,497	$—
Less: amortization of debt issuance costs through June 30, 2004	7,306	—
Debt issuance costs, net	$124,191	$—

NOTE 5 - SECURED PROMISSORY NOTE

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

As further consideration for the financing, we issued to Pandora a five-year warrant to purchase up to 928,571 shares of our common stock and issued five-year warrants to purchase an aggregate of 200,000 shares of our common stock to two affiliates of Pandora, both at a price of $0.40 per share, subject to adjustment as defined in the agreement. We issued additional five-year warrants to purchase an aggregate of 475,000 of our common stock to the guarantor of the Note. The proceeds of $650,000 would typically be allocated between the Note and the warrant based on the relative fair values of the securities at the time of issuance, but since the fair value of the warrants issued exceeded the total proceeds raised (using the Black-Scholes pricing model) we concluded that the entire proceeds should be allocated to the warrants. The resulting original issue discount, the fair value of the warrant is being amortized over the life of the Note using the straight-line method, which approximates the interest method.

The following table summarizes the secured promissory note balance:

Original gross proceeds	$650,000
Less: original issue discount at time of issuance of note	(650,000)
Less: principal payments	—
Add: amortization of original issue discount	36,113
Balance at June 30, 2004	$36,113

As of June 30, 2004, all interest payments have been made in cash and the note is current.

NOTE 6 - DISCONTINUED OPERATIONS

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

The following are condensed consolidated statements of discontinued operations for the:

	Three Months Ended June 30,		Six Months Ended June 30,
HOSTED SOLUTIONS BUSINESS	2004	2003	2004	2003
Revenues	$—	$—	$—	$132,455

Operating expenses
Costs of sales	—	—	—	35,354
Selling, general and administrative	—	31,495	—	161,597
Depreciation and amortization	—	216	—	8,935
Gain on disposal of assets	—	—	—	(749)
Total operating expenses	—	(31,711)	—	205,137
Loss from discontinued operations	—	(31,711)	—	(72,682)

Other income	—	—	—	150,000
Loss on sale of prepaid royalties	—	—	—	(434,895)
Net loss from discontinued operations	$—	$(31,711)	$—	(357,577)

Liabilities of the Hosted Solutions Business consisted of the following at:

HOSTED SOLUTIONS BUSINESS	June 30, 2004	December 31, 2003
Accounts payable	21,154	34,734
Liabilities of operations of discontinued hosted solutions business	$21,154	$34,734

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

NOTE 7 - ACCRUED GUARANTEE

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

NOTE 8 - SHAREHOLDERS’ EQUITY

Secured Promissory Note

In conjunction with the $650,000 in secured debt financing, we issued a total of 1,603,571 five-year warrants to purchase common stock at an exercise price of $0.40 per share.

McFaulds Lake Project

We issued 200,000 shares of our non-registered common stock to an affiliate of ours, Hawk Precious Minerals Inc.

NOTE 9 - RESTATEMENT

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

Balance Sheet Restatement for the Quarter Ended June 30, 2004

The following table reconciles the previously reported amounts to the restated amounts related to the reclassification loss on impairment of Brazmin (as evidenced by the sale subsequent to June 30, 2004).

	Assets	Shareholders’ Equity	Deficit Accumulated (1)
Previously reported amounts	$1,895,305	$1,499,466	$(11,495,745)
Participation Mining Rights, net (2)	392,000	392,000	392,000
Restated amounts	$2,287,305	$1,891,466	$(11,114,745)

(1)	This column represents the deficit accumulated during exploration stage, subsequent to April 30, 2003.

(2)	The previously reported line items of Participation Mining Rights, McFaulds Lake Project and Exploration Intangibles, have been combined into a single line, that of Participation Mining Rights.

The following table reconciles the previously reported Exploration Intangibles that were reclassified to Participation Mining Rights as of June 30, 2004.

	As reported	Restated
Value assigned to the FSC Project	$228,975	$228,975
Value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs	82,889	82,889
Brazmin, Ltda. (a)	50,000	442,000
Gross Exploration Intangibles (b)	379,099	771,099
Less accumulated amortization	166,865	166,865
	212,234	604,234
Participation Mining Rights	—	990,923
McFaulds Lake Project	—	129,501
	$212,234	$1,724,658

(a)	We previously recorded a reduction on the value of Brazmin to $50,000, which would reconcile the sale subsequent to June 30, 2004, based only on the cash proceeds. By the terms of the sale, we will also receive 400,000 shares (of the 700,000 shares issued) of our common stock that we issued as partial consideration when we acquired Brazmin. Minnesota corporate law prohibits treasury shares and therefore these shares will be cancelled from our issued and outstanding common shares. The 700,000 shares issued were valued at $686,000, or $0.98 per share. The shares being returned are therefore valued at $392,000. See Note 10 that follows for information regarding the sale of Brazmin.

(b)	This account has been reclassified under the Participation Mining Rights account.

Statement of Operations Restatement for the Three and Six Months Ended June 30, 2004

The following table reconciles the previously reported net loss amount to the restated net loss amount for:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Previously reported net loss	$(1,536,127)	$(4,954,525)
Reverse Brazmin out of exploration expenses	858,578	858,578
Record Brazmin portion of loss on impairment value	(466,578)	(466,578)
Restated amortization	(1)	—
Restated net loss	$(1,144,128)	$(4,562,525)

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations
Basic and diluted net loss
per common share:
Previously reported amounts	$(0.05)	$—	$(0.15)	$—
Restated amounts	0.02	—	0.01	—
Restated Net Loss	$(0.03)	$—	$(0.14)	$—

Statement of Operations Restatement for the Three and Six Months Ended June 30, 2003

The following table reconciles the previously reported net loss amount to the restated net loss amount for:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
Previously reported net loss	$(16,483)	$(377,996)
Deferred compensation expense error	—	140,749
Common stock issued for mining rights	(2,491,290)	(2,491,290)
Restated net loss	$(2,507,773)	$(2,728,537)

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations
Basic and diluted net loss
per common share:
Previously reported amounts	$—	$—	$(0.03)	$—
Restated amounts	(0.18)	(0.01)	(0.16)	(0.02)
Restated Net Loss	$(0.18)	$(0.01)	$(0.19)	$(0.02)

Statement of Cash Flows Restatement for the Six Months Ended June 30, 2004

We made corrections in the presentation of the cash flow statements within the Operation Activities section only, which relates to the expensing of the investment made to Kwagga. The activity was recorded, but inadvertently was captured within the prepaid expenses category. We reclassified $534,077, previously recorded under the line heading of prepaid expenses, into the participation mining rights line heading for the six months ended June 30, 2004.

The following table lists the amounts specific to Kwagga reclassified out of prepaid expenses and into participation mining rights in the statement of cash flows for the following periods:

Period Ending	Quarterly Amount	Inception Total
December 31, 2003	$500,000	$500,000
June 30, 2004	$534,077	$1,034,077

NOTE 10 - SUBSEQUENT EVENT

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

As specified in the purchase agreement, we were required to use our best efforts to register the resale of the 700,000 shares of our common stock issued as consideration by no later than July 5, 2004, which was not accomplished. Furthermore, upon further analysis of the country in which the Four Properties are located, further review of the history of discoveries made within the region of the Four Properties and our ability to furnish capital on the required schedule, we re-evaluate the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement. Therefore, we recorded a loss on impairment of $466,578 against the value of Brazmin for the quarter ended June 30, 2004.

According to the terms of an agreement dated July 19,2004, we sold Brazmin to the prior owner, Argyle, for the following consideration: (a) a cash payment of $25,000, (b) a further promise to receive an additional $25,000 on or before December 31, 2004, (c) a cash payment of $100,000 in the event that Brazmin commences on a pre-feasibility study on one of the Four Properties, (d) a cash payment of $100,000 in the event that Brazmin commences on a bankable feasibility study on one of the Four Properties, (e) a 10% carried interest in Brazmin’s interest of the Four Properties up until completion of a bankable feasibility process, (f) a 10% payment of any proceeds obtained by Brazmin for the sale or partial sale of any of the Four Properties, and (g) Argyle returned 400,000 shares (valued at $392,000) of the 700,000 shares of our common stock that it had received as partial consideration pursuant to the Quota Agreement. Argyle retained the 5-year warrant to purchase 150,000 shares of our common stock, with an exercise price of $1.50. Furthermore, Argyle assumed all further liabilities required to maintain the Four Properties effective July 19, 2004. The consulting agreements with two of the principles of Brazmin were also terminated effective June 30, 2004. Under the terms of the original Quota Agreement, we were required to obtain an effective registration of the 700,000 shares of its common stock by July 5, 2004. Under the terms of the July 19, 2004 agreement, we are required to register the 300,000 shares as soon as practical.

NOTE 11 - LEGAL PROCEEDINGS

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

In February 2004, we acquired substantially all of the outstanding shares of capital stock of a Brazilian limited liability company named Brazmin Ltda. Brazmin, located in Rio de Janeiro, which holds the exploration rights to 4 distinct properties in Brazil. Subsequent to June 30, 2004, we entered into an agreement to sell Brazmin. See Note - 10 Subsequent Event, included elsewhere in this report, for information regarding the sale of Brazmin, which we completed on August 3, 2004.

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

Exploration expenses relate to: (i) the issuance of stock for acquiring mining rights, (ii) expenditures being reported to Active Hawk Minerals LLC, on the work-in-process from the project operator, AfriOre, at the FSC Project site, and (iii) any expenses related to the Brazmin properties, including landowner payments, geological expenses and consulting fees. Exploration expenses were $297,987 for the three months ended June 30, 2004 as compared to $2,491,290 for the same period in 2003. Exploration expenses were $701,490 for the six months ended June 30, 2004 as compared to $2,491,290 for the same period in 2003. We anticipate the rate of spending for the third and forth quarter’s exploration expenses may increase should we make a further acquisition or AfriOre accelerate drilling.

Amortization expenses were $42,862 for the three months ended June 30, 2004 as compared to $0 for the same period in 2003. We began amortization of the FSC Project, in July 2003, over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drillhole at the FSC Project will be completed within 24 months. The quarterly amortization will be approximately $38,200. Also, we have begun amortization of the Holdsworth Project, in October 2003, over a 15-month period on a straight-line basis at a rate of $4,600 per quarter. This is based on the assessment that the Holdsworth Project is a relatively small project, and as such, our goal is to locate a third party operator by fiscal year end and move the Project forward.

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

We recorded a loss on impairment for the three and six months ended June 30, 2004 relating to our South American project, Brazmin. Upon further analysis of Brazil’s business policies, and further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluate the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement. Therefore, we recorded a loss on impairment of $466,578 against the value of Brazmin.

Other Income and Expenses

Our other income and expense consists of interest income and interest expense. Interest income for the three months ended June 30, 2004 was $0 compared to $1,604 for the same period in 2003. Interest income for the six months ended June 30, 2004 was $0 compared to $25,148 for the same period in 2003. The interest income we reported for 2003 was primarily earned from a Federal Income Tax refund filed with the IRS. For the three and six months ended June 30, 2004, we recorded an interest expense of $41,530, which related to the secured promissory note payable.

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

The following are condensed consolidated statements of discontinued operations for the:

	Three Months Ended June 30,		Six Months Ended June 30,
HOSTED SOLUTIONS BUSINESS	2004	2003	2004	2003
Revenues	$—	$—	$—	$132,455

Operating expenses
Costs of sales	—	—	—	35,354
Selling, general and administrative	—	31,495	—	161,597
Depreciation and amortization	—	216	—	8,935
Gain on disposal of assets	—	—	—	(749)
Total operating expenses	—	(31,711)	—	205,137
Loss from discontinued operations	—	(31,711)	—	(72,682)

Other income	—	—	—	150,000
Loss on sale of prepaid royalties	—	—	—	(434,895)
Net loss from discontinued operations	$—	$(31,711)	$—	(357,577)

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

Liquidity and Capital Resources

We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. Net cash used by operating activities was $1,048,173 for the six months ended June 30, 2004, compared to net cash provided by operating activities of $270,368 for the same period in 2003.

We had working capital of $72,617 at June 30, 2004, compared to $870,032 at December 31, 2003. Cash and equivalents were $26,155 at June 30, 2004, representing a decrease of $337,835 from the cash and equivalents of $363,990 at December 31, 2003.

In June 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (collectively the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a limited liability company was formed (named Active Hawk Minerals, LLC) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects. We contributed 3,750,000 shares of our common stock (which represented an issuance of 28.2 percent of our total issued and outstanding common stock) and assumed the liability to make an initial $2,100,000 cash payment to Kwagga. As of June 30, 2004, we have invested $2,025,000 in Kwagga, which is being used to fund a 5 to 7 drillhole exploration program on the FSC Project that commenced in October 2003. We are obligated to advance an additional $75,000 to complete the initial $2,100,000 investment. We have received an extension for the final $75,000 payment until Kwagga has obtained the required operating permits. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The Note is secured by substantially all of our assets. The Note bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,416.67 in cash of interest only are payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278.15. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock. The number of shares of our common stock which may be issued to repay any or all of any monthly obligation may not exceed the lesser of: (i) 10 percent of the aggregate number of traded shares of our common stock for the 30 trading days immediately preceding such monthly payment date or (ii) the greatest number of shares of our common stock which, when added to the number of shares of our common stock beneficially owned by Pandora, would not cause Pandora to beneficially own more than 4.99 percent of the our outstanding common stock. However, we may only issue stock in satisfaction of our repayment obligations if, at the time of such payment, we have in effect an effective resale registration statement with the SEC. If we elect to pay the required monthly payment in shares of common stock, the per-share value is equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.

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

