Form 10KSB
period 2004-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2005-03-31
CIK 912875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2004
Commission File Number: 1-12401

WITS BASIN PRECIOUS MINERALS INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

MINNESOTA	84-1236619
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

80 SOUTH EIGHTH STREET, SUITE 900, MINNEAPOLIS, MINNESOTA 55402
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (612) 349-5277

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.01 PAR VALUE
Title of Class

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

The Registrant’s revenues for its most recent fiscal year: None.

The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 28, 2005 was approximately $11,600,000, based on the closing sale price as reported on the OTCBB for the Registrant’s common stock on March 28, 2005.

On March 28, 2005, there were 59,451,612 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

Traditional Small Business Disclosure Format: Yes [  ] No [X]

WITS BASIN PRECIOUS MINERALS INC.

Annual Report on Form 10-KSB
For the Year Ended December 31, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains both historical statements and statements that are forward-looking in nature. Historical statements are based on events that have already happened. Certain of these historical events provide some basis to our management, with which assumptions are made relating to events that are reasonably expected to happen in the future. Management also relies on information and assumptions provided by certain third party operators of our projects as well as assumptions made with the information currently available to predict future events. These future event predictions, or forward-looking statements, include (but are not limited to) statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. You can identify forward-looking statements by terminology such as “may,” “could,” “should,” “will,” “anticipate,” “believe,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential” and similar expressions and their variants. These forward-looking statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results and/or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 1 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration company based in Minneapolis, Minnesota. For fiscal 2004, we held interests in mineral exploration projects located in South Africa, Canada and South America. As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

Our primary holding is a gold exploration project located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin, which we refer to as the FSC Project. We also own the near surface exploration rights of the Holdsworth Project located in the Wawa area near the village of Hawk Junction, Ontario. The Holdsworth Project is primarily a gold exploration project. We acquired rights to the FSC and Holdsworth Projects in June 2003.

In February 2004, we purchased substantially all of the outstanding stock of Brazmin Ltda., a limited liability company formed under the laws of Brazil, South America. Upon further analysis of Brazil’s business policies, further review of the history of gold discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluated the rewards that Brazmin offered and concluded that Brazmin was not a proper fit to our long-term goals and arranged to terminate the original purchase agreement. On August 3, 2004, we executed a termination agreement, thereby selling Brazmin back to its original owner.

In June 2004, we acquired a 70 percent interest in the explorations rights to a VMS (volcanogenic massive sulphide) base metals project, which we refer to as the McFaulds Lake Project, located in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario.

As of December 31, 2004, we do not directly own any permits, equipment or have personnel necessary to actually explore for minerals and we will therefore be substantially dependent on the third party contractors we engage to perform such operations. Subsequent to December 31, 2004, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. See the section labeled “Liquidity and Capital Resources” within the Management’s Discussion and Analysis of Financial Condition and Results of Operations of Item 6 for further details on the Bates-Hunter Gold Mine project.

OUR HISTORY

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In conjunction with our April 2001 merger with activeIQ Technologies Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. In June 2003, following our transaction to acquire the rights to the FSC and Holdsworth Projects, we changed our name to Wits Basin Precious Minerals Inc., in order to further associate our corporate name with our new business model.

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

As a result of our selling both the Accounting Software and Hosted Solutions Businesses, we became an exploration stage company effective as of May 1, 2003. On June 26, 2003 we entered into a new business model with the completion of the transaction whereby we acquired the FSC and Holdsworth Projects. As of the date of this Annual Report, we have only one operating segment, that of minerals exploration and we will continue reporting as an exploration stage company until such time as an economic mineral deposit is discovered or if we otherwise complete acquisitions or joint ventures with business models that have revenues.

OUR EXPLORATION PROJECTS

FSC PROJECT

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. One of these projects, the FSC Project, we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). As of December 31, 2004, Kwagga’s FSC Project land exploration rights included approximately 185,000 hectares (approximately 485,000 acres) located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project.

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

AfriOre’s interest in the FSC Project began in 1996. Based largely on geophysical modeling of government aeromagnetic and other published data, such as regional gravity maps and some borehole data, AfriOre’s consultants theorized about the possibility of a major extension of the Witwatersrand Basin to the south and east. It is the discovery of a major extension that is being sought through our funding of the FSC Project.

In October 2003, AfriOre commissioned the first range-finding drill hole of an initial three range-finding drill hole program at the FSC Project. On June 8, 2004, AfriOre reported that the first drill hole in the range-finding program at the FSC Project had been completed. This drill hole, (“BH47”) was drilled in the western structural block to a depth of 2,984 meters and intersected a well developed succession of lower Proterozoic rocks before it was terminated in a zone of shearing. Although BH47 was not successful in intersecting any gold bearing mineralization reefs to the depths drilled, it did confirm the existence of the overlying cover rock stratigraphies, similar to those in the Witwatersrand Basin, thereby confirming the initial geological model.

In October 2004, the South African Department of Minerals and Energy (“DME”) granted permission to prospect on newly acquired areas of the FSC Project, which has been defined as drill hole BH48. The geophysical interpretation of target area BH48 indicates the possible presence of a more complete succession of upper Witwatersrand stratigraphy, which in the Witwatersrand Basin, hosts mineralized gold reefs.

Subsequent to December 31, 2004, further drilling results from BH48 were announced. On February 25, 2005, we announced that drilling had progressed to a depth of 1,867 meters and AfriOre management expressed their encouragement of the results, as BH48 intersected identical stratigraphy and structure in the cover rocks as those occurring in the area of the Witwatersrand Basin. Furthermore, drilling at BH48 had been delayed due to difficult drilling conditions within a zone close to the 1,867 meter depth. Expert drilling consultants have been engaged to rectify the situation. Based on the results obtained from BH48 to the depth drilled, further drilling at the FSC Project is warranted.

Once the current exploration activities being conducted on the FSC Project are complete (the expenditure of $2,100,000 for the drill hole exploration program estimated to take approximately 24 months) AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drill hole program, we could realize a complete loss of the funds advanced to Kwagga.

On May 1, 2004, the South African Mineral and Petroleum Resources Development Act 2002 (the “MPRD Act”) became effective. With the anticipated scope of gold discoveries that are potentially realizable, AfriOre management is applying and will continue to apply corporate resources towards the compliance of provisions under the MPRD Act. As with any government body, future changes will likely occur and we are relying on AfriOre to be able to comply with such changes. See “—Risks Relating to Our Business - Laws Governing Mineral Rights Ownership Have Changed in South Africa” that follows for further information regarding the MPRD Act.

HOLDSWORTH PROJECT

The other project we acquired from Hawk USA in June 2003 was the Holdsworth Project. The Holdsworth Project includes the rights to 19 contiguous patented mining claims, covering approximately 304 hectares (approximately 750 acres) located approximately 2 miles northwest of the town of Hawk Junction, Ontario, which is approximately 12 miles northeast of Wawa, Ontario, Canada. The mining claims allow us to conduct both exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project.

Hawk commissioned a geologist’s report in October 2002, which presented a description of the geological setting and gold occurrences in the Holdsworth Project area and described the history of previous work on the property.

The terrain within the Holdsworth Project consists of rolling to steep rocky ridges separated by low lying to swampy valleys. The area is generally located in a forest with thick underbrush throughout the property. The property is accessible by means of a 3.2 kilometer graveled bush road leading north from Hawk Junction and old skidder and backhoe roads provide access to a majority of the known mineralized zones on the property. Two paved highways connect Hawk Junction with Wawa to the west. Hawk Junction also provides a rail stop on the Canadian National Railway and the Wisconsin Rail Line thereby providing connection to the Michipicoten Harbor on Lake Superior. This rail bed passes through the Holdsworth Project area. All of the requirements for a mining operation (electricity, infrastructure, personnel etc.) are readily available in the area.

At the present time there are no known environmental liabilities on the property. Work programs in the past have involved stripping, trenching and road construction by excavator and diamond drilling. The sample trenches have been filled in.

To date we have not made any expenditure in connection with any exploration activities on the Holdsworth Project. We plan to conduct pre-exploration activities on the Holdsworth Project once we have secured the financing, which we estimate will cost approximately $150,000. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

BRAZMIN LTDA.

On February 6, 2004, we entered into a purchase agreement to acquire Brazmin Ltda, a precious minerals company located in Rio de Janeiro, Brazil from Argyle Securities Limited, a corporation formed under the laws of Saint Vincent (“Argyle”). Pursuant to the purchase agreement, we purchased substantially all of the outstanding capital shares of Brazmin. Brazilian law forbids 100 percent ownership by a foreign entity. In exchange for the shares of Brazmin capital stock that we acquired, we paid Argyle $50,000 in cash, issued 700,000 shares of our common stock and a five-year warrant to purchase 150,000 additional shares at a price of $1.50 per share, and reimbursed Argyle for expenses of approximately $20,000 incurred in connection with the transaction.

Brazmin’s only assets were the mineral exploration rights of four distinct regions (the “Four Properties”) located within the South America. During fiscal 2004, Brazmin had no revenues and its sole activity was to search out and acquire exploration rights on properties that possess specific criteria relating to base and precious minerals.

Upon further analysis of the country in which the Four Properties were located, further review of the history of discoveries made within the region of the Four Properties and our ability to furnish capital on the required schedule, forced us to re-evaluate the rewards that Brazmin offered. We therefore concluded that Brazmin was not a proper fit to our long-term goals and on July 19, 2004 we entered into a termination agreement in which we sold Brazmin back to Argyle, completing the transaction on August 3, 2004.

Pursuant to the termination agreement, we received (a) a cash payment of $25,000 at closing, (b) a further $25,000 was received January 3, 2005, (c) Argyle returned 400,000 shares of the 700,000 shares of our common stock that it had received, (d) a 10% carried interest in the Brazmin interest of the Four Properties up until completion of a bankable feasibility process and (e) a 10% payment of any proceeds obtained by Brazmin for the sale or partial sale of any of the Four Properties. Furthermore, should any of the following events occur, we could receive: (f) a cash payment of $100,000 in the event that Brazmin commences on a pre-feasibility study on one of the Four Properties and (g) a cash payment of $100,000 in the event that Brazmin commences on a bankable feasibility study on one of the Four Properties. Our assessment of the likelihood of items f or g above to come to fruition is nil and as such, we have not recorded any further potential in our financial statements. Argyle retained the five-year warrant to purchase 150,000 shares of our common stock, with an exercise price of $1.50. We also terminated our consulting agreements with two of the principles of Brazmin, effective June 30, 2004.

MCFAULDS LAKE

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by Hawk. The area is the site of a new VMS (volcanogenic massive sulphide) base metals project. Hawk retained a 30 percent participating interest in the option should a feasibility study be completed covering the project.

The optioned claims consist of a block of five contiguous claims (west block) comprising of approximately 80 40-acre units to the south and west of the original Spider Resources and KWG claim group. This block also is contiguous to the McNugget ground actively being explored by MacDonald Mines Exploration Ltd. (“MacDonald”) and on which 207 line kilometers of airborne magnetometer and Geotem electromagnetic surveys have been completed.

The option agreement required us to pay Cdn$60,000 and issue 200,000 shares of our non-registered common stock to Hawk. Furthermore, the option agreement requires Cdn$200,000 for exploration expenditures, which has been assumed by MacDonald.

On December 2, 2004, we entered into an agreement with MacDonald, whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. The option requires MacDonald to: (1) make a cash payment of Cdn$10,000 by December 31, 2004, which we granted an extension until January 31, 2005, (2) issue 250,000 shares of its common stock by December 31, 2004, which we granted an extension until January 31, 2005, (3) pay the Cdn$200,000 exploration expenditures required by the option to us and (4) expend an additional Cdn$25,000, which was fully satisfied by conducting the airborne magnetometer and Geotem electromagnetic surveys. An initial drill hole has been completed and samples have been submitted for assay. The Cdn$10,000 cash payment and the issuance of the 250,000 shares transpired in January 2005 and were divided between Hawk and us on our respective 30 percent and 70 percent basis.

The ownership of the option will not be transferred from Hawk to MacDonald and us until the final May 2005 exploration expenditure has been incurred. Furthermore, regardless if any of the work scheduled is not completed, the terms of the option agreement requires that the entire Cdn$200,000 is a mandatory expenditure.

The originator of the option agreement, Richard Nemis “In Trust” (a private resident of Ontario, Canada) required for consideration of the grant of option, retained a two percent net smelter royalty on all or any metal production and a two percent production royalty on any diamond production. We hold the right to purchase from Richard Nemis “In Trust,” prior to production, one percent of either royalty for the sum of Cdn$1 million.

The James Bay Lowlands of Ontario are isolated and largely inaccessible.  The topography in the area is flat. Large wet peat swamps with poor drainage dominates the landscape. Tree cover is generally sparse and stunted and vegetation is typical for a fringe area to a boreal forest. There is sufficient space on the property for an open pit or underground mine including an on site mill, ancillary buildings, tailings pond, waste piles, etc. An adequate supply of water for milling operations could be sourced from the ponds and streams within the property boundaries.

Prior to the recent exploration efforts by DeBeers Canada Exploration Inc., as well as by Spider Resources Inc. / KWG Resources Inc. (“Spider/KWG”), the area about McFaulds Lake had been subjected to very little if any work by companies and only cursory work by government agencies. During the years of 2003-2004, Spider/KWG drilled 41 holes on their claims (claims that are adjacent to our claims), which resulted in the discovery and partial delineation of seven mineralized (sulphide) zones.

Volcanogenic massive sulphide (VMS) base metal (Cu-Zn-Pb-Au-Ag) deposits are the deposit type sought on the project. An idealized simple VMS deposit consists of a concordant massive sulphide (>60% sulphide minerals) lens that is stratigraphically underlain by a discordant stockwork or stringer zone of vein-type sulphide mineralization contained in a pipe (“feeder” pipe) of hydrothermally altered rock. The stockwork represents the near surface channelway of a submarine hydrothermal system, and the massive sulphide lens the accumulation of sulphides precipitated on the sea floor above and around the discharge vent. Submarine volcanic flows and pyroclastic rocks are the usual host lithologies (although sediments may also be present), and deposits normally occur at a contact between stratigraphic units. Of the metallic minerals, pyrite is ubiquitous throughout these deposits, chalcopyrite and pyrrhotite are dominant in the core of the stockwork zone and sphalerite is concentrated in the massive sulphide lens. Chlorite and sericite are the main alteration minerals associated with the feeder pipe. A single deposit or mine may consist of several individual massive sulphide lenses and their underlying stockwork zones. Deposits often occur in clusters. Often the deposits are blanketed by a thin pyritic horizon that extends as a stratigraphic marker away from the deposit.

VMS deposits represent extremely attractive exploration targets. The massive sulphide lens of a deposit almost always responds extremely well to electromagnetic geophysical methods. By contrast, the stringer zone, due to the lesser concentrations of sulphides is more easily detected by IP, and may also display a magnetic signature due to the presence of pyrrhotite. Once a deposit and surrounding host rocks have been subjected to regional deformation, the geophysical picture potentially indicative of a VMS deposit would be a short (<1000 m) or a series of short electromagnetic anomalies possibly with an associated magnetic anomaly in close proximity to a stratigraphically overlying, much longer, regional, formational, electromagnetic anomaly. Any electromagnetic anomaly with a signature in a geological setting similar to that described above rates testing.

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

PRODUCTS AND SERVICES

During fiscal 2003, we offered two types of business software and solutions: a traditional business and accounting software package through our Accounting Software Business subsidiaries and a hosted Internet suite of services through our Hosted Solutions Business. On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, which the results of both operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan. Our only current business model is minerals exploration projects in various foreign countries. Accordingly, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such results.

As a result of the sale of the Hosted Solutions Business and the Accounting Software Business, the Company became an exploratory stage company effective May 1, 2003.

As of December 31, 2004, we held interests in three exploration projects: the FSC Project located in South Africa and the Holdsworth and McFaulds Lake Projects located in Canada.

INTELLECTUAL PROPERTY

Since we sold our Hosted Solutions Business and our Accounting Software Business in 2003, our business is no longer dependent on any significant intellectual property at this time.

EXPLORATION AND DEVELOPMENT

If we acquire a project that has no known reserves or resources and anticipate exploration efforts to be commenced with 12 months from the date of acquisition, we would capitalize the lesser of the: (i) historical value; (ii) the fair value; or (iii) the cash paid to acquire (to include any related professional fees required to consummate the acquisition). Furthermore, we would amortize the recorded value on a straight-line method over a period from 12 to 24 months, with quarterly reviews for impairment. Any further exploration costs incurred will be charged to expense as incurred until such time as proven resources or reserves have been properly established.

EMPLOYEES

We currently employ two people - our chief executive officer and our chief financial officer. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2004, our continuing operations included one reportable segment: that of minerals exploration.

AVAILABLE INFORMATION

We make available free of charge through our Internet web site, www.witsbasin.com, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission. You can also request a free copy of the above filings by writing or calling us at:

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

BECAUSE IT IS A “PENNY STOCK” IT CAN BE DIFFICULT TO SELL SHARES OF OUR COMMON STOCK.

Our common stock is a “penny stock.” Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk disclosure document prepared by the SEC. This document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also give a purchaser, orally or in writing, bid and offer quotations and information regarding broker and salesperson compensation, make a written determination that the penny stock is a suitable investment for the purchaser, and obtain the purchaser’s written agreement to the purchase. The penny stock rules may make it difficult for you to sell your shares of our stock. Because of the rules, there is less trading in penny stocks. Also, many brokers choose not to participate in penny stock transactions. Accordingly, you may not always be able to sell our shares of common stock publicly at times and prices that you feel are appropriate.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2005.

As of March 28, 2005, we had only approximately $1,000,000 of cash and other current assets on hand. Since we do not expect to generate any significant revenue from operations in 2005, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of both operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan. Accordingly, we are an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of March 28, 2005 we have rights in four projects: the FSC Project in South Africa, the Bates-Hunter Mine in Colorado, the McFaulds Lake Project in northern Ontario, and the Holdsworth Property near Wawa, Ontario, Canada. None of these projects may ever produce any significant mineral deposits, however.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through December 31, 2004, we have incurred an aggregate net loss of $12,888,219. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of December 31, 2004. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

THE SOUTH AFRICAN RAND VERSUS THE US DOLLAR.

The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Exchange rates are influenced by global economic trends beyond our control. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 25 percent. On June 30, 2003, the exchange rates were approximately R7.51 = $1.00. On June 30, 2004, the exchange rates were approximately R6.28 = $1.00. And on December 31, 2004, the exchange rates were approximately R5.65 = $1.00. It is this reduction that has decreased our initial 5 to 7 drill hole program on the FSC to be revised to only a 3 to 4 drill hole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drill holes completed with our initial investment.

RISKS RELATING TO OUR BUSINESS

SINCE BECOMING ENGAGED IN THE MINERAL EXPLORATION BUSINESS IN JUNE 2003, WE HAVE RELIED ON AN EXCLUSION FROM THE DEFINITION OF “INVESTMENT COMPANY” IN ORDER TO AVOID BEING SUBJECT TO THE INVESTMENT COMPANY ACT OF 1940. TO THE EXTENT THE NATURE OF OUR BUSINESS CHANGES IN THE FUTURE, WE MAY BECOME SUBJECT TO THE REQUIREMENTS OF THE INVESTMENT COMPANY ACT, WHICH WOULD LIMIT OUR BUSINESS OPERATIONS AND REQUIRE US TO SPEND SIGNIFICANT RESOURCES IN ORDER TO COMPLY WITH SUCH ACT.

The Investment Company Act defines an “investment company,” among other things, as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. Because the value of our interest in the FSC Project has exceeded 40 percent of our unconsolidated assets, excluding cash and government securities, since June 2003, we may meet this threshold definition of “investment company.” However, the Investment Company Act also excludes from this definition any person substantially all of whose business consists of owning or holding oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. Based on an opinion of counsel, we believe that we satisfy this mineral company exception to the definition of “investment company” for the period from June 26, 2003 through August 29, 2004. If our reliance on the mineral company exclusion from the definition of investment company during this period is misplaced, we may have been in violation of the Investment Company Act, the consequences of which can be significant. For example, investment companies that fail to register under the Investment Company Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the Investment Company Act provides that a contract made, or whose performance involves, a violation of the act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the Investment Company Act, unless the court finds that denial of rescission would produce more equitable result than granting rescission. Accordingly, for example, certain investors who purchase our securities during any period in which we were required to register as investment company may seek to rescind their subscriptions.

We further believe that we have continued to qualify for the mineral company exclusion from August 30, 2004 through the date of the Annual Report and are not therefore subject to the requirements of the Investment Company Act of 1940. If in the future the nature of our business changes such that the mineral company exception to the threshold definition of investment company is not available to us, we will be required to register as an investment company with the SEC. The ramifications of becoming an investment company, both in terms of the restrictions it would have on our Company and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the Investment Company Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the Investment Company Act at some point in the future, our ability to continue pursuing our business plan would be severely limited as it would be significantly more difficult for us to raise additional capital in a manner that would comply with the requirements of the Investment Company Act. To the extent we are unable to raise additional capital, we may be forced to discontinue our operations or sell or otherwise dispose of our mineral assets.

LAWS GOVERNING MINERAL RIGHTS OWNERSHIP HAVE CHANGED IN SOUTH AFRICA.

On May 1, 2004, the South African Mineral and Petroleum Resources Development Act 2002 (the “MPRD Act”) became effective. The principal objectives set out in the MPRD Act are:

•	to recognize the internationally accepted right of the state of South Africa to exercise full and permanent sovereignty over all the mineral and petroleum resources within South Africa;
•	to give effect to the principle of the State’s custodianship of the nation’s mineral and petroleum resources;
•	to promote equitable access to South Africa’s mineral and petroleum resources to all the people of South African and redress the impact of past discrimination;
•
to substantially and meaningfully expand opportunities for historically disadvantaged persons, including women, to enter the mineral and petroleum industry and to benefit from the exploitation of South Africa’s mineral and petroleum resources;

•	to promote economic growth and mineral and petroleum resources development in South Africa;
•	to promote employment and advance the social and economic welfare of all South Africans;
•	to provide security of tenure in respect of prospecting, exploration, mining and production operations;
•
to give effect to Section 24 of the South African Constitution by ensuring that South Africa’s mineral and petroleum resources are developed in an orderly and ecologically sustainable manner while promoting justifiable social and economic development;

•	to follow the principle that mining companies keep and use their mineral rights, with no expropriation and with guaranteed compensation for mineral rights; and
•	to ensure that holders of mining and production rights contribute towards socio-economic development of areas in which they are operating.

Under the MPRD Act, tenure licenses over established operations will be secure for 30 years (and renewable for 30 years thereafter), provided that mining companies obtain new licenses over existing operations within five years of the date of enactment of the Act and fulfill requirements specified in the Broad-Based Socio-Economic Empowerment Charter for the South African mining industry, or the Mining Charter.

The principles contained in the Mining Charter relate to the transfer of 26 percent of South Africa’s mining assets to historically disadvantaged South Africans, or HDSAs, over a 10-year period, as defined in the Mining Charter. Under the Mining Charter, the South African mining industry has committed to securing financing to fund participation of HDSAs in an amount of R$100 billion within the first five years of the Mining Charter’s tenure. The Mining Charter provides for the review of the participation process after five years to determine what further steps, if any, are needed to achieve the 26 percent target participation. The Mining Charter requires programs for black economic empowerment and the promotion of value-added production, such as jewelry making and other gold fabrication, in South Africa. The Mining Charter also sets out targets for broad-based black economic empowerment in the areas of human resources, skill development, employment equality, procurement and beneficiation. In addition, the Mining Charter addresses other socio-economic issues, such as migrant labor, housing and living conditions.

DUE TO LEGISLATION ENACTED IN SOUTH AFRICA, KWAGGA WILL BE REQUIRED TO SELL A SUBSTANTIAL AMOUNT OF ITS STOCK, WHICH WOULD DILUTE OUR EQUITY POSITION IN KWAGGA.

In accordance with the Broad-Based Socio-Economic Empowerment Charter for the South African mining industry, Kwagga will offer up to 28 percent of its capital stock at fair market value to a HDSA investor group. Any investment by such a group will dilute our ownership of Kwagga and, accordingly, the right to receive profits generated from the FSC Project, if any.

WE ARE SUBSTANTIALLY DEPENDENT UPON OUR CHIEF EXECUTIVE OFFICER.

We are substantially dependent on the expertise and industry knowledge of H. Vance White, our chief executive officer. The loss of his services could have an adverse effect on us and we do not currently have key person insurance with respect to Mr. White.

ONE OF OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS THAT WE MAY ENTER.

H. Vance White, who is a director and the chief executive officer of our Company, is both an officer and director of Hawk Precious Minerals Inc., a junior exploration company and the parent company of Hawk USA, and a partner in Brooks & White Associates, an unincorporated Canadian partnership that provides management, financial and investor relations services to junior mineral resource exploration companies. As a result of his positions with other companies that may, from time to time, compete with us, Mr. White may have a conflict of interest to the extent the other companies with which he is affiliated acquire rights in exploration projects that may be suitable for us to acquire.

OUR SUCCESS IN CONNECTION WITH THE FSC PROJECT IS SUBSTANTIALLY DEPENDENT ON THE PROJECT’S OPERATOR.

We are relying heavily on the ability of AfriOre, the FSC Project operator, to make prudent use of all funds in connection with the exploration of the FSC Project. If AfriOre does not use these funds wisely, we may not realize any return on our investment. Further, we are dependent on the financial health and condition of AfriOre. In the event AfriOre became insolvent or otherwise unable to carry out its obligations of exploration, we could lose the entire amount we have invested in exploration of the FSC Project. We also depend on AfriOre to obtain and maintain various governmental licenses and permits necessary to explore and develop the properties. The failure to obtain and maintain such licenses and permits may cause significant delays in exploring and developing the properties, or even may prevent the completion of any of these activities altogether.

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

Additional financing will be needed in order to fund beyond the initial 3 to 4 drill hole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project, McFaulds Lake and Bates-Hunter, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2005.”

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

ITEM 2. PROPERTIES

As of January 1, 2005, our corporate office is located at 80 South Eighth Street, Suite 900, Minneapolis, Minnesota 55402, in which we occupy approximately 165 square feet of office space, together with the use of related adjacent common areas, pursuant to a one-year lease, which requires monthly payments of $1,280. We believe that our current facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. As of December 31, 2004, an aggregate of approximately $218,000 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The guaranty to the potential liability to Farmers State Bank was not disclosed to us at the time the Meteor Industries-Old AIQ merger was completed in April 2001. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank seeks to hold us liable under the guaranty, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.” Prior to March 26, 2003, our common stock was quoted on the Nasdaq SmallCap Market under the symbol “AIQT.” As of March 28, 2005 the last sale price of our common stock as reported by OTCBB was $0.23 per share. The following table sets forth for the periods indicated the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2003	$0.29	$0.05
Quarter Ended June 30, 2003	$0.75	$0.07
Quarter Ended September 30, 2003	$0.71	$0.32
Quarter Ended December 31, 2003	$1.70	$0.41

Quarter Ended March 31, 2004	$1.33	$0.68
Quarter Ended June 30, 2004	$0.91	$0.33
Quarter Ended September 30, 2004	$0.51	$0.20
Quarter Ended December 31, 2004	$0.41	$0.16

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.
RECORD HOLDERS

As of March 22, 2005, there were approximately 265 record holders of our common stock. Based on securities position listings, we believe that there are approximately 1,200 beneficial holders of our common stock.

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in our quarterly reports on Form 10-QSB during fiscal 2004, we made the following sales of unregistered securities during the fourth quarter of fiscal 2004:

On December 3, 2004, and December 10, 2004, we completed private placements of units (the “Units”) of our securities, each Unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. The warrants have an expiration date of December 31, 2006. We sold an aggregate of 8,450,000 units, resulting in gross proceeds of $845,000. There were no commissions paid in connection with the private placement. The offering was conducted as a private placement pursuant to the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the investors are “accredited investors” as such term is defined in Rule 501(a) promulgated under the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements of the Company and notes thereto included elsewhere in this Annual Report. See “—Financial Statements.”

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the “Special Note Regarding Forward-Looking Statements” appearing at the beginning of this Annual Report.

We are a minerals exploration company based in Minneapolis, Minnesota. As of December 31, 2004, we held interests in mineral exploration projects in South Africa and Canada. We have interests in two gold exploration projects that we acquired in a transaction completed on June 26, 2003 from Hawk Precious Minerals USA Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. In one of these projects, which we commonly refer to as the “FSC Project,” we acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project. The FSC Project consists of approximately 185,000 hectares (approximately 485,000 acres) located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project. The other exploration project we acquired from Hawk USA, located near Wawa, Ontario, Canada, we refer to as the “Holdsworth Project.” The Holdsworth Project consists of the near surface rights on 19 contiguous, patented mining claims covering approximately 304 hectares (approximately 750 acres). Once we have secured the financing, which we estimate to be approximately $150,000, we plan to conduct pre-exploration activities on the Holdsworth Project. Any pre-exploration activities will be expensed as incurred.

In February 2004, we purchased substantially all of the outstanding stock of Brazmin, Ltda. (“Brazmin”) a limited liability company formed under the laws of Brazil from Argyle Securities Limited. Upon further analysis of Brazil’s business policies, further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluated the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with Argyle to terminate the original purchase agreement. On August 3, 2004, we executed a termination agreement, thereby selling Brazmin back to Argyle.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by Hawk. The area is the site of a new VMS (volcanogenic massive sulphide) base metals project. On December 2, 2004, we entered into an agreement with MacDonald Mines Exploration Ltd. (“MacDonald”) whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project.

Prior to April 30, 2003, we provided accounting software through our Accounting Software Business. On April 29, 2003, at a special shareholder meeting, the shareholders of the Company approved the sale and on April 30, 2003, we completed the sale of substantially all of the assets of the Accounting Software Business to two key employees of that division. As a result of the sale, the results of operations have been reported as discontinued operations.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet though our Hosted Solutions Business. Following our decision to sell the Accounting Software Business, we came to the conclusion that, due to current market conditions for capital funding of Internet opportunities, it would be extremely unlikely for us to secure the financing necessary to fund our Hosted Solutions Business beyond the near term and thereby provide assurance to future customers of our long-term viability. Accordingly, on March 14, 2003, we sold all of our assets related to the Hosted Solutions Business. The transaction did not require shareholder approval under Minnesota law since the assets relating to our Hosted Solutions Business did not constitute all or substantially all of the assets of our Company as a whole. As a result of the sale, the results of operations have been reported as discontinued operations.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003.

Revenues

We had no revenues from continuing operations for the years December 31, 2004 and 2003. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,764,773 for 2004 as compared to $1,452,416 for 2003. After we completed the sale of our Hosted Solutions and Accounting Software Businesses, we became an exploratory stage company effective May 1, 2003, and all prior operating expenses associated with these two business models are included in discontinued operations. Of the $1,764,773 recorded for 2004, approximately $670,000 relates to marketing services, consulting fees and shareowner services; approximately $500,000 relates to the legal fees we incurred for litigation with a former CEO. Of the $1,452,416 recorded for 2003, approximately $694,000 relates to consulting fees for warrants and common stock issued for consulting services and approximately $275,000 for legal and marketing services. We anticipate that our operating expenses will begin to increase over the next fiscal year due to our plans for exploration at the Bates-Hunter Project in Colorado, which was acquired in January 2005.

Exploration expenses relate to: (i) the issuance of stock for acquiring mining rights, (ii) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (iii) expenses related to the Brazmin properties, including landowner payments, geological expenses and consulting fees, (iv) McFaulds Lake and (v) the due diligence required to secure rights for the Colorado Bates-Hunter project. We anticipate the rate of spending for fiscal 2005 exploration expenses should increase based on the Bates-Hunter project and should AfriOre accelerate drilling at the FSC.

Components of exploration expenses are as follows:

	Years Ended December 31,		May 1, 2003 (inception) to December 31,
	2004	2003	2004
Expenditures reported by Kwagga/AfriOre	$865,340	$500,000	$1,365,340
Expenditures related to Brazmin	195,572	--	195,572
Expenditures related to McFaulds Lake	24,251	--	24,251
Expenditures related to Bates-Hunter	70,379	--	70,379
Issuance of shares to Hawk USA (1)	--	2,491,290	2,491,290
Issuance of shares to Hawk USA (2)	--	2,350,000	2,350,000
	$1,155,542	$5,341,290	$6,496,832

(1) We issued 3,750,000 shares of common stock for participation mining rights, valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB, which represented an issuance of 28.2 percent of our total issued and outstanding common stock) and recorded the excess over the historical cost, $246,210, of the contributions made by Hawk USA.

(2) On November 7, 2003, we exercised our option with Hawk USA to acquire Hawk USA’s entire 50 percent equity interest in Active Hawk Minerals, LLC in exchange for issuing to Hawk USA an additional 2,500,000 shares of our common stock. The common stock was valued at $2,350,000, based on the closing sale price, $0.94 per share, of our common stock on November 7, 2003 as listed on the OTCBB, which represented an issuance of 9.0 percent of our total issued and outstanding common stock of 27,797,181 shares. As of November 7, 2003, Active Hawk Minerals, LLC is our wholly owned subsidiary.

Amortization for 2004 was $247,087 as compared to $81,143 for 2003. We began amortization of the FSC Project in July 2003, over a 24-month period on a straight-line basis. This is based on the premise that the initial 5 to 7 drill hole (subsequently revised to 3 to 4 drill holes) at the FSC Project will be completed within 24 months. The quarterly amortization of the FSC is approximately $38,200 and will be fully amortized by June 30, 2005. We began amortization of the Holdsworth Project in October 2003, over a 15-month period on a straight-line basis at a rate of approximately $4,600 per quarter. This was based on the assessment that the Holdsworth Project was a relatively small project, and as such, our goal was to locate a third party contractor by the end of fiscal 2004. We did not meet that goal. As of December 31, 2004, the Holdsworth Project has been fully amortized. We will continue our search for a contractor and funds for the Holdsworth Project. Amortization of McFaulds Lake began in July 2004, over a 12-month period on a straight-line basis at a rate of approximately $14,500 per quarter. Due to our transaction with MacDonald, we recorded an additional $46,504 in amortization expense as an impairment relating to the 55 percent earn in. We will review each project monthly and make evaluations regarding impairment. For 2003, depreciation expense of property and equipment was $117. During the year ended December 31, 2003, all fully depreciated assets were written off. Additionally, we do not anticipate further depreciation expense of fixed assets until such time as we deem it necessary to make purchases of depreciable fixed assets.

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

We recorded a loss on impairment relating to our South American project, Brazmin. Upon further analysis of Brazil’s business policies, and further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluate the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement. We recorded the acquisition of Brazmin at $908,578. We sold Brazmin for $50,000 plus the return of 400,000 shares of our common stock. We valued the 400,000 shares of common stock at $116,000, based on the closing sale price, $0.29 per share, of our common stock on August 3, 2004, as listed on the OTCBB. Therefore, we recorded a loss on impairment of $742,578 against the value of Brazmin.

We recorded losses on disposal of assets for 2004 of $0 as compared to $1,633 for 2003.

Other Income and Expenses

Our other income and expense consists of interest and dividend income and interest expense. Interest income for 2004 was $0 compared to interest and dividend income of $25,769 for the same period in 2003. The interest income we reported for 2003 was primarily earned from a federal income tax refund filed with the IRS.

Interest expense for 2004 was $295,045 and for 2003 it was $0. The interest expense relates primarily to the $650,000 secured promissory note payable. Components of interest expense are: $42,266 in principal loan interest and $252,779 represents the original issue discount of the principal and the warrants issued. The proceeds of $650,000 were allocated between the note and the warrants based on the relative fair values of these securities at the time of issuance. The resulting original issue discount, the fair value of the warrant is being amortized over the life of the note using the straight-line method, which approximates the interest method.

Income Tax Refund

We filed an amended Federal Income Return on prior Net-Operating Losses (NOL’s) and received a tax refund in the amount of $243,920 during the quarter ended June 30, 2003. No further refunds will be available based on current tax law for the periods previously amended.

Discontinued Operations

We have reported a gain of $21,154 for the year ended 2004 as compared to a loss of $296,776 for 2003 relating to our discontinued operations. The gain resulted from accounts payable issues that remained in dispute resulting from the sale of our Hosted Solutions Business. All disputes were reconciled and adjusted accordingly. The loss of $296,776 for 2003 is presented below.

Effective with the sale of our Hosted Business Solutions model on March 14, 2003, we have classified all results as discontinued operations.

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	December 31,
	2004	2003
Revenues	$--	$132,455

Operating expenses
Costs of sales	--	35,354
Selling, general and administrative	--	161,597
Depreciation and amortization	--	8,935
Gain on disposal of assets	--	(749)
Total operating expenses	--	205,137
Loss from discontinued operations	--	(72,682)

Other income	21,154	150,000
Loss on sale of prepaid royalties	--	(434,895)
Net gain (loss) from discontinued operations	$21,154	$(357,577)

Effective with the sale of our Accounting Software Business model on April 30, 2003, we have classified all results as discontinued operations.

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	December 31,
	2004	2003
Revenues	$--	$1,491,059

Operating expenses
Costs of goods sold	--	371,971
Selling, general and administrative	--	617,417
Depreciation and amortization	--	63,848
Product development	--	231,243
Total operating expenses	--	1,284,479
Income from discontinued operations	--	206,580

Other expense	--	(145,779)
Net income from discontinued operations	$--	$60,801

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the years ended December 31, 2004 and 2003, we had net cash used in operating activities of $1,050,137 and $405,362, respectively.

We had working capital of $1,076,840 at December 31, 2004, compared to $870,032 at December 31, 2003. Cash and equivalents were $1,122,348 at December 31, 2004, representing an increase of $758,358 from the cash and equivalents of $363,990 at December 31, 2003.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP), a Virgin Islands limited partnership. The Note is secured by substantially all of our assets. The Note bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,416.67 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278.15. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock. As of December 31, 2004, all principal and interest payments have been made in cash and the Note is current.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in 5 mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by Hawk. The option agreement required cash payments of Cdn$60,000 and the issuance of 200,000 shares of our non-registered common stock, valued at $84,000. On December 2, 2004, we entered into a farm out option agreement with MacDonald Mines Exploration Ltd. whereby they can earn a 55% interest (subject to a 2% royalty) in the McFaulds Lake Project by (i) making a Cdn$10,000 cash payment, (ii) issuing 250,000 shares of their common stock and (iii) paying exploration expenditures of Cdn$200,000.

As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a 3 to 4 drill hole exploration program on the FSC Project that commenced in October 2003. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

In September and October 2004, certain warrant holders exercised on previously issued and outstanding warrants at an exercise price of $0.25 per share, providing gross proceeds of $144,108. The holders were offered a reduced price for a limited time and converted into 576,461 shares of common stock. The range of original price of the warrants exercised was from $0.50 to $5.50 per share.

On December 3, 2004 and December 10, 2004, we completed private placements of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. The warrants have an expiration date of December 31, 2006. We sold an aggregate of 8,450,000 units resulting in gross proceeds of $845,000.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $2,050,000 (to include debt servicing of approximately $510,000 and the Holdsworth Project for $150,000). Additionally, should the exploration results from the FSC Project be completed ahead of schedule (prior to June 2006), we could be required to have an additional $1,400,000 advance available within a 120-day timeframe. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

On January 21, 2005, we closed on an assignment of a purchase agreement (the “Purchase Agreement”) by and among us, Hunter Corporation and Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado. We will begin our due diligence on the Bates-Hunter Gold Mine, requiring expenditures of approximately $1,150,000. Our rights under the Purchase Agreement requires us to be completed with our due diligence by November 30, 2005, at which time, should the historical data prove viable, we may complete the purchase of the assets of the Hunter Corporation for a fixed price of $3,000,000. The assets consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. In addition to the $3,000,000 purchase price, we will issue the following additional compensation: (i) we will issue a warrant to Swaisland to purchase 1,000,000 shares of our common stock at a price per share equal to the 10-day closing average sale price of our common stock; (ii) Swaisland will retain a two percent net smelter return royalty on all future production from the Bates-Hunter Gold Mine; and (iii) Goldrush Casino and Mining Corporation will retain a one percent net smelter return royalty (up to a maximum payment of $1,500,000). Furthermore, if the $3,000,000 payment has not been made by November 30, 2005 and Hunter Corporation has not otherwise granted an extension for payment, the Purchase Agreement will become null and void and neither party shall have any further rights or obligations thereunder.

Foreign Exchange Exposure

Since our entrance into the precious minerals arena, we have had very limited dealings with foreign currency transactions, even though all of our transactions have been with foreign entities. Most of the funds requests have required US Dollar denominations. Even though we may not record direct losses due to our dealings with market risk, we have an associated reduction in the productivity of our assets. Since we have invested $2,100,000 in US funds in Kwagga, whereby they in turn transfer funds to AfriOre for exploration expenditures, the exchange from US Dollars to the South African Rand has had a substantial reduction. It is this reduction that has decreased our initial 5 to 7 drill hole program on the FSC to be revised to only a 3 to 4 drill hole program. Furthermore, should the US Dollar weaken further in relationship to the South African Rand, we may sustain additional reductions in the number of drill holes completed with our initial investment.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company, the accompanying notes and the report of independent registered public accounting firm are included as part of this Form 10-KSB beginning on page F-1, which follows the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 28, 2004 Virchow, Krause & Company, LLP (“VK”) resigned from its position as our principal independent accountants. The audit reports of VK on our financial statements for the years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion or qualification. VK did not, during the applicable periods, advise us of any of the enumerated items described in Item 304(a)(1) of Regulation S-B. We and VK have not (through the date of this report and in connection with the audits of our financial statements for the years ended December 31, 2003 and 2002) had any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to VK’s satisfaction, would have caused VK to make reference to the subject matter of the disagreement in connection with its reports. During the period from January 1, 2004 to December 28, 2004, VK did not audit our financial statements, but did review our quarterly reports for the three quarters of 2004. During the fiscal years ended December 31, 2003 and 2002 and through December 28, 2004, none of the events specified in Item 304(a)(1)(iv)(B) of Regulation S-B have occurred. We requested that VK furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter issued regarding this change was filed as Exhibit 16.1 to our Current Report on Form 8-K, filed January 3, 2005.

On January 3, 2005, our Board of Directors ratified the engagement of Carver Moquist & O’Connor, LLC (“CMO”) to audit our financial statements for the year ended December 31, 2004. During the two most recent fiscal years and to January 3, 2005, we have not consulted with CMO regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and (ii) no written report or oral advice was provided by CMO that was considered an important factor by us in reaching a decision as to an accounting, auditing or financial reporting issue or any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures were effective.

Since the Company does not have a formal audit committee, its Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, the Board has determined that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties does not justify the expenses associated with such increases at this time.

(b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 28, 2005:

Name	Age	Positions with the Company

H. Vance White	60	Chief Executive Officer and Director
Mark D. Dacko	53	Chief Financial Officer, Secretary and Director
Norman D. Lowenthal	67	Director
Stephen D. King	48	Director

H. Vance White has been our Chief Executive Officer and one of our directors since June 26, 2003. Since January 2003, Mr. White has also served as President of Hawk Precious Minerals Inc., a Toronto based mineral exploration company. Since April 2001, Mr. White has also been a partner in Brooks & White Associates, an unincorporated partnership providing management, financial and/or investor relations services to junior companies primarily in the natural resources sector. Since 1989 to present, Mr. White serves on the board of directors of Kalahari Resources Inc., a publicly-held Junior Canadian Resources company. Since November 1995 to present, Mr. White has served as the Alpine Ski Race Administrator for the Osler Bluff Ski Club, and since September 1979 to present, Mr. White has served as President and Director of Brewis & White Limited, a private family investment company. From January 1991 to July 1998 he was the Franchisee for Alarm Force Industries in the Collingwood, Grey-Bruce Regions of Central Ontario, a provider of residential and commercial monitored alarm systems monitoring. From August 1993 to March 1995, Mr. White was the President of Amarado Resources Inc., a predecessor company of AfriOre Limited and a Director from August 1993 to June 1997. From September 1983 to September 1995, Mr. White was President of Mid-North Engineering Services, a company providing services and financing to the junior mining sector prior to which he was President and Director of the Dickenson Group of Companies, gold producers in the Red Lake gold mining camp of North Western Ontario, Canada. Mr. White has been involved with the natural resource industry for over 30 years and intends to devote approximately 70-80 percent of his time to the affairs of our Company.

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

Norman D. Lowenthal was appointed to our board of directors on September 4, 2003. Since October 2002, Mr. Lowenthal has served as Vice-Chairman of the Taylor Companies, a private bank located in Washington, D.C., and since January 2001, he has served as Chairman of SSC Mandarin Financial Services based in Hong Kong. SSC Mandarin Financial Services is a joint venture partner with the China Gold Bureau, which is an advisor to the government operated association of China gold mines. Mr. Lowenthal was Chairman of the Johannesburg Stock Exchange from April 1997 to April 2000 and, since April 1997, he has been a member of the Securities Regulation Panel of South Africa.

Stephen D. King was appointed to our board of directors on July 8, 2004. Since October 2000, Mr. King has served as President of SDK Investments, Inc., a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing. He has served as President, from January 1994 until July 2000 and Chairman until October 2000, of PopMail.com, inc. (formerly Café Odyssey, Inc.) a publicly traded company with businesses in the hospitality and Internet sectors.

There is no family relationship between any director or executive officer of the Company.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, controller and persons performing similar functions. The Code of Ethics is available on its website at www.witsbasin.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2004 were filed on a timely basis, except for the following:

Hawk Precious Minerals USA, Inc., filed a Form 4 dated February 17, 2004 relating to a transaction on January 7, 2004.

Walter E. Brooks filed a Form 4 dated March 3, 2004 relating to a sale of director stock options on February 26, 2004.

Zoran Arandjelovic filed a Form 4 dated March 15, 2004 relating to a transaction and an option grant on March 10, 2004.

H. Vance White filed a Form 4 on February 9, 2005 relating to a transaction on March 22, 2004.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2004 whose compensation for that fiscal year was in excess of $100,000. The individuals named in the table will be hereinafter referred to as the “Named Officers.” No other executive officer of ours received compensation in excess of $100,000 during fiscal year 2004.

		Annual Compensation				Long-Term Compensation Awards	All Other Compen- sation ($)
Name and Principal Position	Year	Salary($)		Bonus($)	Other Annual Compensation ($)	Securities Underlying Options/SARs(#)

H. Vance White (1) Chief Executive Officer and Director	2004 2003 2002		-- -- --	-- -- --	-- -- --	-- 1,000,000 --	-- -- --

Mark D. Dacko (2) Chief Financial Officer, Secretary and Director	2004 2003 2002	$ $ $	90,000 104,971 90,000	-- -- $18,000	-- -- --	125,000(3) 350,000 --	-- -- --

(1)
Mr. White has been our Chief Executive Officer and one of our directors since June 26, 2003. The Company does not pay Mr. White a salary, but we do record a non-cash expense for his contributed services.

(2)
Mr. Dacko was appointed to our board of directors on June 26, 2003. Since March 14, 2003, Mr. Dacko has also served as Chief Financial Officer and Secretary and he served as our Controller from February 2001 to March 2003.

(3)	Our Board of Directors granted Mr. Dacko a stock option for his voluntary deferment of his salary for a six-month period during 2004.

OPTION GRANT TABLE

The following information sets forth information with respect to the grants of options by us to our Chief Executive Officer and our other most highly compensated executive officers as of December 31, 2004.

Percent total
	Number of	options granted	Exercise/		Grant date
	options	to employees in	base	Expiration	present
	granted	fiscal 2004	price ($)	date	value (b)
Mr. White	--	--	--	--	--

Mr. Dacko (a)	125,000	100%	$0.23	12/29/2014	$28,750

(a)  The options granted vested entirely on 12/29/04.
(b) Grant date present value is calculated on the date of the grant using the Black-Scholes pricing model assuming the following: no dividend yield, risk-free interest rate of 4.5 percent, expected volatility of 200 percent, and expected terms of the options of 10 years. The Black-Scholes value is then multiplied by the number of options granted.

AGGREGATED OPTION EXERCISES IN 2004 AND YEAR-END OPTION VALUE TABLE

Shown below is information relating to (i) the exercise of stock options during 2004 by our Chief Executive Officer and each of our other most highly compensated executive officers as of December 31, 2004 and (ii) the value of unexercised options for each of the Chief Executive Officer and such executive officers as of December 31, 2004:

	Number of		Number of shares		Value of unexercised
	shares		underlying unexercised		in-the-money options
	acquired on	Value	options at Dec. 31, 2004		at Dec. 31, 2004 (a)
	exercise	realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Mr. White	--	$--	1,000,000	--	$--	$--

Mr. Dacko	--	$--	515,000	--	$27,500	$--

(a)	The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $0.45, the fair market value of the Company’s common stock on December 31, 2004.

No stock appreciation rights were exercised during the 2004 fiscal year, and no stock appreciation rights were outstanding at the end of that fiscal year.

EMPLOYMENT AGREEMENTS

The only two employees of our Company are our chief executive officer and our chief financial officer. We do not have written employment agreements with either. Although our chief executive officer does not collect any salary, we did record a non-cash expense for his contributed services during the year ended December 31, 2004. Our chief financial officer is entitled to an annual salary of $90,000.

As indicated above, Mr. White also serves as president of Hawk Precious Minerals Inc., a Toronto-based mineral exploration company, for which he receives a monthly salary of $2,500 Canadian, roughly the equivalent of US$2,075 as of March 16, 2005. Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., holds 3,242,500 shares of our common stock. Additionally, Hawk Precious Minerals Inc., holds 200,000 shares of our common stock and a warrant to purchase 30,000 shares of our common stock at $1.00 per share, which expires on October 13, 2006.

DIRECTOR COMPENSATION

Non-employee directors of our Company are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board. In 2003, we issued options to purchase a total of 1,650,000 shares of our common stock to four directors, as follows: on July 9, 2003, we granted an option to purchase 750,000 shares to Mr. Brooks and 250,000 shares to Michael Pickens, both former directors, both pursuant to our 2000 Director Stock Option Plan; on September 4, 2003 we granted an option to purchase 250,000 shares to Mr. Lowenthal; and on November 5, 2003 we granted an option to purchase 400,000 shares to Zoran Arandjelovic, a former director. The grants to Messrs. Lowenthal and Arandjelovic were both pursuant to our 2003 Director Stock Option Plan.

On March 10, 2004, we amended Mr. Arandjelovic’s stock option grant to accelerate the vesting of the entire option, allowing for immediate exercise. We also granted to Mr. Arandjelovic an option to purchase an additional 400,000 shares at a price of $1.03, which shares were immediately exercisable.

On July 8, 2004, we granted Mr. King an option to purchase 250,000 shares pursuant to our 2003 Director Stock Option Plan.

Members of our board who are also employees of ours receive no options for their services as directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have a formal audit committee. Our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2004. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2004 and 2003 were provided to each member of the board in which any concerns by the members were directed to our auditors: Carver Moquist & O’Connor, LLC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 28, 2005, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class

H. Vance White	4,472,500 (2)	7.4
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Mark D. Dacko	515,000 (3)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Norman D. Lowenthal	250,000 (3)	*
Private Bag X60
Saxonwold, 2132 South Africa

Stephen D. King	187,500 (3)	*
Three Ravinia Drive, Suite 1950
Atlanta, GA 30346
All directors and officers as a group	5,425,000	8.8

Thomas Brazil	8,746,911 (4)	13.8
17 Bayns Hill Road
Boxford, MA 01921

Everest, Ltd.	3,750,000 (5)	6.2
Chancery Court, Providenciales
Turks and Caicos Islands

Philip M. Georgas	3,000,000 (6)	5.0
91 Riverview Drive
Toronto, ON M4N 3C6

Hawk Precious Minerals Inc.	3,472,500 (7)	5.8
404 - 347 Bay Street
Toronto, ON M5H 2R7

Wayne W. Mills	3,169,400 (8)	5.2
1615 Northridge Drive
Medina, MN 55391

* represents less than 1 percent

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)
Includes 1,000,000 shares issuable upon the exercise of an option that is currently exercisable. Also includes 3,242,500 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., 200,000 shares held by Hawk Precious Minerals Inc., and 30,000 shares issuable upon exercise of certain warrants held by Hawk Precious Minerals Inc., of which Mr. White is a director and executive officer.

(3)	Represents shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days.

(4)	Based on a Schedule 13D filed on November 26, 2003, by Thomas E. Brazil and Boston Financial Partners, Inc., includes 3,775,000 shares issuable upon the exercise of certain warrants. Mr. Brazil is the sole officer and director of Boston Financial Partners, Inc. Also includes 91,500 shares owned by Mr. Brazil’s spouse. Mr. Brazil disclaims beneficial ownership of these shares.

(5)	Includes 1,250,000 shares issuable upon the exercise of certain warrants.

(6)	Includes 1,000,000 shares issuable upon the exercise of certain warrants.

(7)	Includes 3,242,500 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., 200,000 shares held by Hawk Precious Minerals Inc., and 30,000 shares issuable upon exercise of certain warrants held by Hawk Precious Minerals Inc.

(8)	Includes 1,196,000 shares issuable upon exercise of certain warrants, of which 473,000 are owned by Blake Capital, LLC, of which Mr. Mills is the sole member. Also includes 271,000 shares owned by Blake Capital, LLC, 30,000 shares owned by Sea Spray, Ltd., a foreign corporation of which Mr. Mills is the sole director. Also includes 150,000 shares owned by Mr. Mills’ spouse and warrants to purchase 250,000 shares held by a trust for the benefit of Mr. Mills’ children. Mr. Mills disclaims beneficial ownership of these shares.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2004:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,572,500	$1.11	2,089,000

Equity compensation plans not approved by
security holders	1,427,500	$1.26	700,000
Total	5,000,000	$1.16	2,789,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Blake Capital Partners, LLC

In October 2003, in exchange for financial advisory services related to equity raising activities, we paid to Blake Capital Partners, LLC $52,000 in cash and issued a four-year warrant to purchase an aggregate of 208,000 shares of our common stock at an exercise price of $0.50. Blake Capital is wholly owned by Wayne W. Mills, who beneficially owns more than 5 percent of our outstanding common stock.

In May 2004, in exchange for agreeing to personally guarantee our obligations under a secured convertible promissory note that we issued to Pandora Select Partners, L.P., we paid Mr. Mills a cash fee of $48,750, plus issued a five-year warrant to purchase 375,000 shares of our common stock at a price of $0.40 per share. In addition, in consideration for advisory services rendered to us, we paid to Blake Capital $25,000, respectively and agreed to issue to Blake Capital a five-year warrant to purchase, at an exercise price of $0.40 per share, 100,000 shares of our common stock.

Boston Financial Partners, Inc.

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

Hawk USA

Pursuant to a joint venture agreement dated June 26, 2003, we formed Active Hawk, LLC, which was initially 50 percent owned by us and 50 percent owned by Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Hawk Precious Minerals Inc., (“Hawk”). See “Business - Active Hawk Minerals, LLC.” H. Vance White, our chief executive officer and director, is also an officer and director of Hawk USA and Hawk. Immediately prior to this agreement, neither Hawk USA, Hawk nor Mr. White were affiliated with our Company. On June 26, 2003, Hawk USA contributed all of its interest in the FSC and Holdsworth Projects and we assumed Hawk USA’s obligation to provide $2.1 million of capital to Kwagga under the Heads of Agreement. We also issued to Hawk USA 3,750,000 shares of our common stock, which then represented approximately 37.2 percent of our outstanding shares. On November 7, 2003, we exercised our option under the June 26, 2003 agreement to purchase Hawk USA’s 50 percent interest in Active Hawk LLC in exchange for issuing an additional 2,500,000 shares of our common stock to Hawk USA, making Active Hawk LLC our wholly owned subsidiary.

Hawk

On June 10, 2004, we entered into an option agreement to earn an interest in the McFaulds Lake project held under option by Hawk. The option agreement required cash payments of Cdn$60,000 and the issuance of 200,000 shares of our common stock.

On October 13, 2004, we entered into a short-term loan arrangement with Hawk, whereby we borrowed $15,000 by issuing a four-month unsecured promissory note to Hawk. The note bore a 10 percent interest rate per annum and was repaid in December 2004. We had the authorization to borrow up to an additional $15,000 under the same terms. As consideration for the note and any additional loans, we issued to Hawk a two-year warrant to purchase up to 30,000 shares of our common stock at a price of $1.00 per share.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-KSB, or are incorporated herein by reference.

Exhibit**  Description of Document

2.1	Asset Purchase Agreement dated February 17, 2003 by and among the Registrant, Red Wing Software Inc., Red Wing Business Systems, Inc., and Champion Business Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed May 12, 2003).

2.2	Asset Purchase Agreement dated March 14, 2003 by and between the Registrant and Stellent, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed March 21, 2003).

3.1	Articles of Incorporation, as amended through July 10, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 filed on February 14, 2005 (File No. 333-122338)).

3.2**	By-Laws.

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-2 filed on November 26, 2003 (File No. 333-110831)).

4.2	Form of Common Stock Purchase Warrant dated October 24, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 31, 2003).

4.3	Form of Warrant issued to Pandora Select Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 4, 2004).

4.4	Form of Warrant issued to two affiliates of Pandora Select Partners, L.P. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 4, 2004).

4.4	Form of Warrant issued to Hawk Precious Minerals Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed October 15, 2004).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed December 16, 2004).

5.1	Opinion of Maslon Edelman Borman & Brand, LLP, dated January 6, 2005, regarding Registrant’s status under the Investment Company Act of 1940 (incorporated by reference to Exhibit 5.2 to the Registrant’s Form S-2 filed on January 10, 2005 (File No. 333-110831)).

10.1	Stock Option Agreement (incorporated by reference to Exhibit 6.1 to Registrant’s Form 1-A (File No. 24D-3802 SML)).

10.2	1997 Incentive Plan (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-27968)).

10.3	2000 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.4	2001 Employee Stock Option Plan (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2001 (File No. 1-12401)).

10.5	Severance Agreement between the Registrant and Jeffrey M. Traynor dated March 14, 2003 (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-K for the year ended December 31, 2002 (File No. 1-12401)).

10.6	Join Venture and Joint Contribution Agreement dated June 26, 2003 by and among the Registrant, Hawk Precious Minerals Inc. and Hawks Precious Minerals USA, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003).

10.7	Member Control Agreement of Active Hawk Minerals, LLC dated June 26, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 1, 2003).

10.8	2003 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.9	Quota Purchase Agreement by and between the Registrant and Argyle Securities Limited, dated February 6, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 12, 2004).

10.10	Purchase Agreement by and among the Registrant and Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 4, 2004).

10.11	Secured Convertible Promissory Note by the Registrant to Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 4, 2004).

10.12	Registration Rights Agreement by and among the Registrant and Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed June 4, 2004).

10.13	Security Agreement by and between the Registrant and Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 4, 2004).

10.14	Assignment of Option Agreement between and by the Registrant, Hawk Precious Minerals Inc. and Richard Nemis “In Trust” dated June 10, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 14, 2004).

10.15	Option Agreement between the Registrant and Richard Nemis “In Trust” dated May 12, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 14, 2004).

10.16	Agreement by and among the Registrant and Argyle Securities Limited, dated July 19, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 4, 2004).

10.17	Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Registrant, and Kwagga Gold (Barbados) Limited, dated August 27, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 1, 2004).

10.18	Amendment To Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Registrant, and Kwagga Gold (Barbados) Limited, dated August 30, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed September 1, 2004).

10.19	Proposal by and among the Registrant, Hunter Gold Mining Corporation, Hunter Gold Mining, Inc., and Ken Swaisland, dated September 16, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 16, 2004).

10.20	Form of Promissory Note by the Registrant to Hawk Precious Minerals Inc., dated October 13, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 15, 2004).

10.21	Form of Subscription Agreement and Investment Representation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2004).

10.22	Form of Supplement to Subscription Agreement and Investment Representation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2004).

10.23	Letter Agreement dated December 2, 2003 by and between Ken Swaisland and Hunter Gold Mining Corporation regarding purchase and sale of shares of Hunter Gold Mining Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Form SB-2 filed on February 14, 2005 (File No. 333-122338)).

10.24**	Assignment of Purchase Option Agreement by and between the Registrant and Kenneth Swaisland, dated August 12, 2004.

16.1	Letter from Virchow, Krause & Company, LLP dated January 3, 2005 (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K filed January 3, 2005).

16.2	Letter from Walter E. Brooks dated January 12, 2005 (incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K filed January 18, 2005).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Carver Moquist & O’Connor, LLC.

23.2**	Consent of Virchow, Krause & Company, LLP.

24**	Power of Attorney (included on the signature page hereto).

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Filed herewith electronically

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On December 28, 2004 Virchow, Krause & Company, LLP, resigned from its position as our principal independent accountants. See Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Audit Committee of the Company selected Virchow Krause to audit the Company’s financial statements for the years ended December 31, 2003, 2002 and 2001. The following table details the fees billed by Virchow Krause in the years ended December 31, 2004 and 2003.

	2004	2003
Audit Fees	$35,925	$49,230
Audit-Related Fees (1)	30,000	540
Tax Fees (2)	10,690	31,705
All Other Fees	135	0
Total	$76,750	$81,475

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

On January 3, 2005, our Board of Directors ratified the engagement of Carver Moquist & O’Connor, LLC to audit our financial statements for the year ended December 31, 2004. There have been no billings received from our new auditor.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire our board of directors performs the functions of the audit committee. Our board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2004 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC. (“REGISTRANT”)

Date: March 30, 2005	By:	/s/ H. Vance White

H. Vance White Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 2005 by the following persons on behalf of the Registrant, in the capacities indicated.

Signatures	Title

/s/ H. Vance White	Chief Executive Officer and Director
H. Vance White	(principal executive officer)

/s/ Mark D. Dacko	Chief Financial Officer, Controller, Secretary and
Mark D. Dacko	Director (principal financial and accounting officer)

/s/ Norman D. Lowenthal	Director
Norman D. Lowenthal

/s/ Stephen D. King	Director
Stephen D. King

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheet of Wits Basin Precious Minerals Inc., and subsidiaries (an exploration stage company) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year and the period from May 1, 2003 (inception) to December 31, 2004. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wits Basin Precious Minerals Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from May 1, 2003 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2004 and 2003 and had an accumulated deficit at December 31, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
March 21, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Audit Committee, Shareholders and Board of Directors of Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company):

We have audited the accompanying consolidated balance sheet of Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company) as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003 and for the period from May 1, 2003 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wits Basin Precious Minerals Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003 and for the period from May 1, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2003 and the period from May 1, 2003 (inception) to December 31, 2003 to expense certain costs related to the Company’s participation mining rights.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the year ended December 31, 2003 and had an accumulated deficit at December 31, 2003. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 30, 2004 (except as to Notes 2, 3, 7, 15 and 16, as to which the date is September 15, 2004)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
		Restated
	2004	2003
Assets
Current assets
Cash and cash equivalents	$1,122,348	$363,990
Receivables	30,817	—
Investment	18,904	—
Prepaid expenses	317,276	612,777
Total current assets	1,489,345	976,767

Participation Mining Rights, net	840,310	1,547,956
Debt Issuance Costs, net	80,359	—
	$2,410,014	$2,524,723
Liabilities and Shareholders’ Equity
Current Liabilities
Secured promissory note payable	$87,279	$—
Accounts payable	191,631	59,226
Liabilities of operations of discontinued hosted solutions business	—	34,734
Accrued expenses	133,595	12,775
Total current liabilities	412,505	106,735

Accrued guarantee fee	30,000	30,000
Private Placement Escrow	734,950	—
Total liabilities	1,177,455	136,735

Commitments and Contingencies

Shareholders’ Equity
Common stock, $.01 par value, 150,000,000 shares authorized;
42,601,612 and 30,297,181 shares issued and outstanding
at December 31, 2004 and 2003	426,016	302,972
Additional paid-in capital	31,388,817	27,423,258
Warrants	5,238,405	4,146,438
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(12,888,219)	(6,552,220)
Total shareholders’ equity	1,232,559	2,387,988
	$2,410,014	$2,524,723

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		May 1, 2003 (inception) to Dec. 31,

		Restated
	2004	2003	2004
Revenues	$—	$—	$—
Operating expenses:
General and administrative	1,764,773	1,452,416	3,138,955
Exploration expenses	1,155,542	5,341,290	6,496,832
Depreciation and amortization	247,087	81,260	328,347
Stock issued as penalty	2,152,128	—	2,152,128
Loss on impairment of Brazmin	742,578	—	742,578
Loss on disposal of assets	—	1,633	1,633
Total operating expenses	6,062,108	6,876,599	12,860,473
Loss from operations	(6,062,108)	(6,876,599)	(12,860,473)

Other income (expense):
Interest income	—	25,769	2,225
Interest expense	(295,045)	—	(295,045)
Total other income (expense)	(295,045)	25,769	(292,820)
Loss from operations before income tax refund and discontinued operations	(6,357,153)	(6,850,830)	(13,153,293)
Benefit from income taxes	—	243,920	243,920
Loss from continuing operations	(6,357,153)	(6,606,910)	(12,909,373)

Discontinued Operations (See Note 3)
Gain (loss) from discontinued operations	21,154	(296,776)	21,154
Net Loss	$(6,335,999)	$(6,903,686)	$(12,888,219)

Basic and diluted net loss per common share:
Continuing operations	$(0.19)	$(0.43)	$(0.49)
Discontinued operations	—	(0.02)	—
Net Loss	$(0.19)	$(0.45)	$(0.49)

Basic and diluted weighted average common shares outstanding	33,633,074	15,361,315	26,175,188

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Common stock shares	Amount	Additional paid-in capital	Stock subscription receivable
BALANCE, December 31, 2002	13,264,681	$132,647	$22,616,833	$(2,000,000)

Surrender of common stock at $4.00 per share, in
exchange for cancellation of stock subscription
receivable with a director in January 2003	(500,000)	(5,000)	(1,995,000)	2,000,000
Forfeiture of employee stock options	--	--	(140,749)	--
Issuance of common stock at $0.20 per share,
pursuant to an exercise of stock options, to former
officer in lieu of accrued wages in February 2003	292,500	2,925	53,604	--
Conversion of accounts payable to common stock
at $0.219 per share in May 2003	250,000	2,500	52,145	--
Issuance of common stock at $0.73 per share, as
contribution into Active Hawk Minerals, LLC with
Hawk Precious Minerals Inc. and issuance of
option to purchase 100,000 shares of common stock
at $0.40 per share, to director for consulting fee
in June 2003	3,750,000	37,500	2,755,000	--
Exercise of stock options by former director in
October 2003 at $0.35 per share	50,000	500	17,000	--
Issuance of common stock at $0.25, in private
placement in October 2003 (net of offering costs of
$295,897) and one-year warrants at $0.75 per share	10,190,000	101,900	1,393,125	--
Issuance of common stock at $0.94 per share in
November 2003 on exercise of our option to
purchase the interest held by Hawk Precious
Minerals Inc., in Active Hawk Minerals, LLC	2,500,000	25,000	2,325,000	--
Issuance of common stock in November 2003 to
consultant for advisory services rendered	500,000	5,000	225,000	--
Issuance of warrants in November 2003 to
consultants for advisory services, 250,000 at
$0.60 per share and 1,050,000 at $0.62 per share	--	--	--	--
Additional stock option compensation under
variable plan accounting	--	--	96,800	--
Contributed services by an executive	--	--	24,500	--
Deferred compensation expense	--	--	--	--
Net loss - Restated	--	--	--	--
BALANCE, December 31, 2003	30,297,181	302,972	27,423,258	--

Issuance of 700,000 shares of common stock and
150,000 5-year warrants to purchase Brazmin
Ltda in February 2004	700,000	7,000	679,000	--
Issuance of 2,380,000 shares of common stock
deemed as penalty shares related to October
2003 private placement	2,038,000	20,380	2,131,748	--
Exercise of stock option by former directors in
February and March 2004	240,000	2,400	150,000	--
Issuance of 1,928,571 warrants in connection with
April 2004 secured promissory note payable and
personal guaranty	--	--	--	--

Common stock shares	Amount	Additional paid-in capital	Stock subscription receivable
Issuance of 200,000 shares of common stock in June
2004 for option agreement of McFaulds Lake	200,000	2,000	82,000	--
Partial consideration returned for terminating the
purchase of Brazmin Ltda.	(400,000)	(4,000)	(112,000)	--
Conversion of accounts payable to common stock
at $0.27 per share in August 2004	250,000	2,500	65,000	--
Exercise of 576,461 warrants at $0.25 per share
under repricing offer in September & October 2004	576,431	5,764	138,344	--
Issuance of 30,000 warrants at $1.00 per share in
connection with bridge loan with affiliate	--	--	--	--
Issuance of 100,000 warrants at $0.10 per share in
November 2004 for financial services	--	--	--	--
Issuance of common stock at $0.10, in private
placement in December 2004 and warrants at
$0.25 per share	8,450,000	84,500	507,000	--
Deferred compensation related to consulting				--
agreements for Brazmin Ltda.	--	--	109,967
Conversion of accounts payable to common stock
at $0.26 per share in December 2004	250,000	2,500	62,500	--
Additional stock option compensation under
variable plan accounting	--	--	72,000	--
Contributed services by an executive	--	--	80,000	--
Net loss	--	--	--	--
BALANCE, December 31, 2004	42,601,612	$426,016	$31,388,817	$--

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	Deferred compen- sation	Warrants	Accumulated Deficit	Deficit Accumulated (1)	Total
BALANCE, December 31, 2002	$(182,213)	$2,602,860	$(22,580,994)	$--	$589,133

Surrender of common stock at $4.00 per share, in
exchange for cancellation of stock subscription
receivable with a director in January 2003	--	--	--	--	--
Forfeiture of employee stock options	140,749	--	--	--	--
Issuance of common stock at $0.20 per share,
pursuant to an exercise of stock options, to former
officer in lieu of accrued wages in February 2003	--	--	--	--	56,529
Conversion of accounts payable to common stock
at $0.219 per share in May 2003	--	--	--	--	54,645
Issuance of common stock at $0.73 per share, as
contribution into Active Hawk Minerals, LLC with
Hawk Precious Minerals Inc. and issuance of
option to purchase 100,000 shares of common stock
at $0.40 per share, to director for consulting fee
in June 2003	--	--	--	--	2,792,500
Exercise of stock options by former director in
October 2003 at $0.35 per share	--	--	--	--	17,500
Issuance of common stock at $0.25, in private
placement in October 2003 (net of offering costs of
$295,897) and one-year warrants at $0.75 per share	--	756,578	--	--	2,251,603
Issuance of common stock at $0.94 per share in
November 2003 on exercise of our option to
purchase the interest held by Hawk Precious
Minerals Inc., in Active Hawk Minerals, LLC	--	--	--	--	2,350,000
Issuance of common stock in November 2003 to
consultant for advisory services rendered	--	--	--	--	230,000
Issuance of warrants in November 2003 to
consultants for advisory services, 250,000 at
$0.60 per share and 1,050,000 at $0.62 per share	--	787,000	--	--	787,000
Additional stock option compensation under
variable plan accounting	--	--	--	--	96,800
Contributed services by an executive	--	--	--	--	24,500
Deferred compensation expense	41,464	--	--	--	41,464
Net loss - Restated	--	--	(351,466)	(6,552,220)	(6,903,686)
BALANCE, December 31, 2003	--	4,146,438	(22,932,460)	(6,552,220)	2,387,988

Issuance of 700,000 shares of common stock and
150,000 5-year warrants to purchase Brazmin
Ltda in February 2004	--	147,000	--	--	833,000
Issuance of 2,380,000 shares of common stock
deemed as penalty shares related to October
2003 private placement	--	--	--	--	2,152,128
Exercise of stock option by former directors in
February and March 2004	--	--	--	--	152,400
Issuance of 1,928,571 warrants in connection with
April 2004 secured promissory note payable and
personal guaranty	--	650,000	--	--	650,000

	Deferred compen- sation	Warrants	Accumulated Deficit	Deficit Accumulated (1)	Total
Issuance of 200,000 shares of common stock in June
2004 for option agreement of McFaulds Lake	--	--	--	--	84,000
Partial consideration returned for terminating the
purchase of Brazmin Ltda.	--	--	--	--	(116,000)
Conversion of accounts payable to common stock
at $0.27 per share in August 2004	--	--	--	--	67,500
Exercise of 576,461 warrants at $0.25 per share
under repricing offer in September & October 2004	--	--	--	--	144,108
Issuance of 30,000 warrants at $1.00 per share in
connection with bridge loan with affiliate	--	7,633	--	--	7,633
Issuance of 100,000 warrants at $0.10 per share in
November 2004 for financial services	--	33,834	--	--	33,834
Issuance of common stock at $0.10, in private
placement in December 2004 and warrants at
$0.25 per share	--	253,500	--	--	845,000
Deferred compensation related to consulting
agreements for Brazmin Ltda.	--	--	--	--	109,967
Conversion of accounts payable to common stock
at $0.26 per share in December 2004	--	--	--	--	65,000
Additional stock option compensation under
variable plan accounting	--	--	--	--	72,000
Contributed services by an executive	--	--	--	--	80,000
Net loss	--	--	--	(6,335,999)	(6,335,999)
BALANCE, December 31, 2004	$--	$5,238,405	$(22,932,460)	$(12,888,219)	$1,232,559

(1)	Deficit accumulated during the exploration stage, subsequent to April 30, 2003.

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		May 1, 2003 (inception)
		Restated	to Dec. 31,
	2004	2003	2004
OPERATING ACTIVITIES:
Net loss	$(6,335,999)	$(6,903,686)	$(12,888,219)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	247,087	100,082	328,347
Loss on disposal of assets	—	884	1,633
Loss on disposal of discontinued operations	—	99,085	—
Loss on sale of prepaid royalties	—	434,895	—
Loss on impairment of Brazmin	742,578	—	742,578
Issue of common stock for exploration rights in excess of historical cost	—	4,841,290	4,841,290
Amortization of participation mining rights	865,340	500,000	1,365,340
Amortization of debt issuance costs	51,138	—	51,138
Amortization of original issue discount	252,779	45,366	252,779
Amortization of prepaid consulting fees related to issuance of warrants and common stock	—	664,083	664,083
Amortization of acquired software developed	—	53,884	—
Exchange of assets for services	—	2,644	—
Compensation expense related to stock options and warrants	355,934	138,264	469,498
Contributed services by an executive	80,000	24,500	104,500
Issuance of common stock as penalty related to October 2003 private placement	2,152,128	—	2,152,128
Changes in operating assets and liabilities:
Accounts receivable, net	—	154,980	12,200
Inventories	—	7,983	—
Prepaid expenses	295,501	(212,684)	44,366
Other assets	—	(2,890)	—
Accounts payable	132,405	(195,320)	138,489
Deferred revenue	—	(130,498)	—
Accrued expenses	110,972	(28,224)	(61,992)
Net cash used in operating activities	(1,050,137)	(405,362)	(1,781,842)

INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	109,895	—
Proceeds from sale of prepaid royalties	—	540,105	—
Proceeds from sale of assets	—	752,426	—
Proceeds from sale of Brazmin	25,000	—	25,000
Purchases of property and equipment	—	(3,880)	—
Investment in participation mining rights	(411,232)	(1,827,889)	(2,239,121)
Net cash used in investing activities	(386,232)	(429,343)	(2,214,121)

FINANCING ACTIVITIES:
Payments on long-term debt	(165,500)	(837,158)	(165,500)
Private placement advances held in escrow	734,950	—	734,950
Cash proceeds from issuance of common stock	845,000	2,251,603	3,096,603
Cash proceeds from exercise of stock options	152,400	17,500	169,900
Cash proceeds from exercise of warrants	144,108	—	144,108
Cash proceeds from long-term debt	650,000	—	650,000
Debt issuance costs	(131,497)	—	(131,497)
Net cash provided by financing activities	2,229,461	1,431,945	4,498,564

CHANGE IN CASH AND CASH EQUIVALENTS OF
DISCONTINUED ACCOUNTING SOFTWARE BUSINESS	(34,734)	(246,461)	(77,293)
INCREASE (DECREASE) IN CASH EQUIVALENTS	758,358	350,779	425,308
CASH AND EQUIVALENTS, beginning of period	363,990	13,211	697,040
CASH AND EQUIVALENTS, end of period	$1,122,348	$363,990	$1,122,348

See accompanying notes to consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 and 2003

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration company based in Minneapolis, Minnesota. For fiscal 2004, we held interests in mineral exploration projects located in South Africa, Canada and South America. As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

Our primary holding is a gold exploration project located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin, which we refer to as the FSC Project. We also own the exploration rights of the Holdsworth Project located in the Wawa area near the village of Hawk Junction, Ontario. The Holdsworth Project is primarily a gold exploration project. We acquired rights to the FSC and Holdsworth Projects in June 2003.

In February 2004, we purchased substantially all of the outstanding stock of Brazmin Ltda., a limited liability company formed under the laws of Brazil, South America. Upon further analysis of Brazil’s business policies, further review of the history of gold discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluated the rewards that Brazmin offered and concluded that Brazmin was not a proper fit to our long-term goals and arranged to terminate the original purchase agreement. On August 3, 2004, we executed a termination agreement, thereby selling Brazmin back to its original owner.

In June 2004, we acquired the explorations rights to a VMS (volcanogenic massive sulphide) base metals project, which we refer to as the McFaulds Lake Project, located in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario.

As of December 31, 2004, we do not directly own any permits, equipment or have personnel necessary to actually explore for minerals and we will therefore be substantially dependent on the third party contractors we engage to perform such operations. Subsequent to December 31, 2004, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. See Note 18 - Subsequent Events.

Until April 30, 2003, we provided accounting software through our Accounting Software Business (see Note 3 - Discontinued Operations) and until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet though our Hosted Solutions Business. We sold substantially all of the assets relating to our Accounting Software and Hosted Solutions Businesses as of such dates. See Note 3 - Discontinued Operations.

As a result of the sale of the Hosted Solutions Business and Accounting Software Business, we became an exploratory stage company effective May 1, 2003.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2004, we incurred losses from continuing operations of $6,357,153. At December 31, 2004, we had an accumulated deficit of $35,820,679 and working capital of $1,076,840. Our ability to continue as a going concern is dependent on our ultimately achieving profitability and/or raising the required additional capital. If we are unable to obtain the necessary capital, we may have to cease operations. We believe we have enough cash to fund our operations through the end of July 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc. and our wholly owned subsidiaries: Gregory Gold Producers, Inc, Active Hawk Minerals, LLC, Red Wing Business Systems, Inc. and Champion Business Systems, Inc. Red Wing Business Systems, Inc. and Champion Business Systems, Inc. became inactive subsidiaries after the sale of our Accounting Software Business. See Note 3 - Discontinued Operations. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

Our exploration business model does not generate any accounts receivable. With the sale of our Hosted Solutions Business and our Accounting Software Business, all accounts receivable balances are a component of discontinued operations. See Note 3 - Discontinued Operations.

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

Property and Equipment

Property, equipment and leasehold improvements were recorded at cost. Improvements are capitalized while repairs and maintenance costs are charged to operations when incurred. Property and equipment was depreciated or amortized using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements were amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. All property and equipment is fully depreciated at December 31, 2004.

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

Until April 30, 2003, the Company recognized the revenues derived from the accounting software business sales after all of the following criteria had been met: there was an executed license agreement, software had been delivered to the customer, the license fee was fixed and payable within twelve months, collection was deemed probable and product returns were reasonably estimable. Revenues related to multiple element arrangements were allocated to each element of the arrangement based on the fair values of elements such as license fees, maintenance, and professional services. Fair value was determined based on vendor specific objective evidence. Service revenue was recognized ratably over the term of the agreement, which was typically one year. All service revenue invoiced in excess of revenue recognized was recorded as deferred revenue. At December 31, 2004, deferred revenue was $0.

We currently do not have the ability to generate revenues from our investments in Kwagga (the FSC Project), Holdsworth, McFaulds Lake or other projects. Furthermore, we do not expect to generate revenues for the foreseeable future.

Advertising

Advertising costs are charged to expense as incurred. Advertising costs were $0 and $48,248 for the years ended December 31, 2004 and 2003, respectively, and are included in discontinued operations in the consolidated statements of operations.

Exploration Costs

If we acquire a project that has no known reserves or resources and anticipate exploration efforts to be commenced with 12 months from the date of acquisition, we would capitalize the lesser of the: (i) historical value; (ii) the fair value; or (iii) the cash paid to acquire (to include any related professional fees required to consummate the acquisition). Furthermore, we would amortize the recorded value on a straight-line method over a period from 12 to 24 months, with quarterly reviews for impairment. Any further exploration costs incurred will be charged to expense as incurred until such time as proven resources or reserves have been properly established.

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

We have adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also requires additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. We have adopted the annual disclosure provision of SFAS No. 148. If we adopted the voluntary change to the fair value based method of accounting for stock-based employee compensation, the impact could have a material effect on our consolidated financial position or results of operations. We recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $72,000 and $41,464 for the years ended December 31, 2004 and 2003, respectively. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows:

			May 1, 2003 (inception) to
	Years Ended December 31,
		Restated	December 31,
	2004	2003	2004
Net loss	$(6,335,999)	$(6,903,686)	$(12,888,219)
Stock-based employee compensation
expense included in net loss, net
of related tax effects	72,000	41,464	88,764
Stock-based employee compensation
expense determined under the fair
value based method, net of related
tax effects	(1,246,750)	(3,700,810)	(4,696,344)
Pro forma net loss	$(7,510,749)	$(10,563,032)	$(17,495,799)
Loss per share (basic and diluted):
As reported	$(0.19)	$(0.45)	$(0.49)
Pro forma	$(0.22)	$(0.69)	$(0.67)

In determining the compensation cost of the options granted during fiscal 2004 and 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2004	2003
Risk-free interest rate	4.5%	4.5%
Expected volatility factor	200%	303%
Expected dividend	--	--
Expected option term	10 years	10 years

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

Net Loss Per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the periods presented. The impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, as the net effect would be anti-dilutive for all periods presented. Total options and warrants outstanding at December 31, 2004 were 5,000,000 and 22,074,691, respectively and options and warrants outstanding at December 31, 2003 were 5,550,724 and 16,552,551, respectively.

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

NOTE 3 - DISCONTINUED OPERATIONS

Hosted Solutions Business

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet though our Hosted Solutions Business. On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business. The transaction did not require shareholder approval under Minnesota law since the assets relating to our Hosted Solutions Business did not constitute all or substantially all of the assets of our Company as a whole. We received $650,000 cash plus the reimbursement of transaction-related expenses incurred by us in the amount of $150,000 and the assumption of certain obligations, liabilities and employees of ours. We reported a gain of $24,154 from adjustments relating to disputes of accounts payable issues, which we reconciled in 2004.

The following are condensed consolidated statements of discontinued operations for the:

HOSTED SOLUTIONS BUSINESS	Years Ended December 31,
	2004	2003
Revenues	$--	$132,455

Operating expenses
Costs of sales	--	35,354
Selling, general and administrative	--	161,597
Depreciation and amortization	--	8,935
Gain on disposal of assets	--	(749)
Total operating expenses	--	205,137
Loss from discontinued operations	--	(72,682)

Other income	21,154	150,000
Loss on sale of prepaid royalties	--	(434,895)
Net gain (loss) from discontinued operations	$21,154	$(357,577)

Liabilities of the Hosted Solutions Business consisted of the following at:

HOSTED SOLUTIONS BUSINESS	Years Ended December 31,
	2004	2003
Accounts payable	$--	$34,734
Liabilities of operations of discontinued
hosted solutions business	$--	$34,734

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

The following are condensed consolidated statements of discontinued operations for the:

ACCOUNTING SOFTWARE BUSINESS	Years Ended December 31,
	2004	2003
Revenues	$--	$1,491,059

Operating expenses
Costs of goods sold	--	371,971
Selling, general and administrative	--	617,417
Depreciation and amortization	--	63,848
Product development	--	231,243
Total operating expenses	--	1,284,479
Income from discontinued operations	--	206,580

Other expense	--	(145,779)
Net income from discontinued operations	$--	$60,801

NOTE 4 - RECEIVABLES

On August 3, 2004, we completed a termination agreement in which we sold Brazmin back to the original owner. In that agreement, we were due an additional $25,000 payment due on December 31, 2004. The final payment was received January 3, 2005.

On December 2, 2004, we entered into an agreement with MacDonald Mines Exploration Ltd., whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. One of the provisions under the agreement required MacDonald to make a cash payment of Cdn$10,000 by December 31, 2004, which we extended until January 31, 2005. This cash payment is pro rata shared between Hawk and us on our respective 30 percent and 70 percent basis. The US Dollar value of our 70 percent (Cdn$7,000) was $5,817 on December 31, 2004. We received the payment in January 2005.

NOTE 5 - INVESTMENT

Further to the agreement described with MacDonald above, MacDonald was required to issue 250,000 shares of its common stock by December 31, 2004, which we extended until January 31, 2005. This stock issuance is pro rata shared between Hawk and us on our respective 30 percent and 70 percent basis. The US Dollar value of our 70 percent (175,000 shares of MacDonald, TSXV:BMK) was $18,904 on December 31, 2004. We consider this a current asset as we expect to sell these shares in the near term. We received the stock in January 2005.

NOTE 6 - PREPAID EXPENSES

In 2003, we issued warrants to provide consulting services to us in connection with marketing and public relations over a period of two years. In exchange for these services to be rendered, we issued 150,000 five-year warrants exercisable at $0.60 per share. We recorded the prepaid consulting fee using the Black-Scholes pricing model since this was more readily measurable than the value of the services to be rendered. The amount recorded was $155,000 and is being amortized over a period of two years beginning in November 2003.

In 2003, we issued to Windsor Capital Corporation 500,000 shares of our common stock to provide consulting fees in connection with marketing and public relations over a period of two years. We recorded the prepaid consulting based on the closing price of our stock on the OTCBB since this was more readily measurable than the value of the services to be rendered. The amount recorded was $230,000 and is being amortized over a two-year period which began in November 2003.

Components of prepaid expenses are as follows:

	December 31,
	2004	2003
Prepaid consulting fees	$160,417	$352,917
Other prepaid expenses	156,859	259,860
	$317,276	$612,777

NOTE 7 - PARTICIPATION MINING RIGHTS

As of December 31, 2004, we hold interests in mineral exploration projects in South Africa (FSC Project) and Canada (Holdsworth and McFaulds Lake).

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

In accordance with South African legislation, Kwagga will offer to black economic empowerment groups an option to purchase up to a 28 percent equity stake in Kwagga at a price to be mutually agreed upon by us, Kwagga and AfriOre. If such empowerment groups exercises such right to be granted, our interest in Kwagga would be proportionately diluted. For example, if we own 50 percent of Kwagga’s outstanding capital stock prior to the time any black economic empowerment group purchases a 28 percent stake, we would own 36 percent of Kwagga’s outstanding capital after the sale.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drill hole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $734,660 remains in their cash reserves at December 31, 2004. Each quarter, Kwagga will provide us with a report of the remaining value held in reserve.

We do not have any permits, equipment or personnel necessary to actually explore for minerals at this time and we will therefore be substantially dependent on AfriOre, as the project operator. AfriOre is a wholly owned subsidiary of AfriOre Limited, a publicly-held company listed on the Toronto Stock Exchange (TSX: AFO). Historically, AfriOre Limited has operated coal and anthracite mines in South Africa. On October 29, 2004, AfriOre announced that it had disposed of its entire coal business unit and thereby would focus on precious minerals exploration in Africa.

By the terms of the Joint Agreement, as described above, both parties made their contributions to Active Hawk for a 50 percent equity interest. Hawk USA contributed its right to fund and acquire a 50 percent interest in the FSC Project and the near surface rights on its patented mining claims held in the Holdsworth Project. Hawk USA’s projects were valued at their historical cost, an aggregate of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. As additional compensation for Hawk USA’s mineral rights contributions, Hawk USA was issued 3,750,000 shares of our unregistered common stock valued at $2,737,500 (based on the closing sale price, $0.73 per share, of our common stock on June 26, 2003, as listed on the OTCBB) which represented an issuance of 28.2 percent of our total issued and outstanding common stock of 13,307,181 shares. The excess amount of stock issued to Hawk USA over the historical cost, or $2,491,290, was recorded as an exploration expense.

Based on the information we obtained from Hawk, we estimated that the value attributable to the FSC Project was $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project.

Active Hawk has no revenues and all subsidiary transactions and balances have been eliminated in consolidation. We have recorded $1,155,542 in exploration expenses for the year ended December 31, 2004. Based on the estimated timeframe to complete the current drill hole program at the FSC Project, we began amortizing the FSC Project portion of the exploration agreement over 24 months, beginning in July 2003. The amortization period will be periodically evaluated and adjusted if necessary. The Holdsworth Project has been fully amortized as of December 31, 2004. The amortization period of both components will be periodically evaluated and adjusted if necessary.

Brazmin, Ltda.

On February 6, 2004, we purchased Brazmin from Argyle Securities Limited, recording the transaction at $908,578. On August 3, 2004, we completed the sale of Brazmin back to Argyle. Effective with the closing on August 3, 2004, we received from Argyle: (i) 400,000 shares (valued at $116,000) of the 700,000 shares of our common stock that it had received as partial consideration, (ii) a cash payment of $25,000, and (iii) a further promise to receive an additional $25,000 before December 31, 2004, which has been reclassified and recorded as a current receivable. We received the additional $25,000 in January 2005. We recorded an impairment of $742,578 against Brazmin for the year ended December 31, 2004.

McFaulds Lake Project

On June 10, 2004, we entered into an option agreement to earn a 70% interest in five mining claims covering 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. The area is the site of a new VMS (volcanogenic massive sulphide) base metals project.

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

Components of participation mining rights are as follows:

	December 31, 2004	December 31, 2003
Investment made in Kwagga	$2,100,000	$1,800,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
McFaulds Lake	129,501	--
Gross participation mining rights	2,558,600	2,129,099
Less exploration expenditures reported by Kwagga	1,365,340	500,000
Less earn in option with MacDonald in McFaulds Lake (2)	24,721	--
Less accumulated amortization (3)	328,229	81,143
	$840,310	$1,547,956

(1) Includes the joint agreement costs and the issuance of an option to a former director.

(2) In exchange for the option agreement with MacDonald, they made a cash payment of Cdn$10,000 (our pro rata share in US Dollar value was $5,817) and issued 250,000 shares of their common stock (our pro rata share in US Dollar value was $18,904) both valued as of December 31, 2004.

(3) We began amortization of the FSC Project over a 24-month period on a straight-line basis beginning in July 2003. We began amortization of the Holdsworth Project over a 15-month period on a straight-line basis beginning in October 2003. We began amortization of McFaulds Lake over a 12-month period on a straight-line basis beginning in July 2004. Also included is the amount representing MacDonald’s 55 percent right in McFaulds Lake.

The balance of $840,310 as of December 31, 2004 principally represents $734,660 of cash reserves held by Kwagga.

NOTE 8 - DEBT ISSUANCE COSTS

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

The following table summarizes the amortization of debt issuance costs:

December 31, 2004
Gross debt issuance costs	$131,497
Less: amortization of debt issuance costs	51,138
Debt issuance costs, net	$80,359

NOTE 9 - SECURED PROMISSORY NOTE

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

Furthermore, Pandora has the right to convert any portion of the principal or interest of the Note outstanding into shares of our common stock based on a conversion rate equal to the average of the high closing bid prices of our common stock for the 30 trading days immediately proceeding the regular monthly payment. However, in no event shall such conversion rate be lower than $0.35 or higher than $0.65 per share.

Since we did have an effective resale registration statement filed with the SEC covering the shares issuable upon exercise of the five-year warrants (described below) or the shares of common stock issued as payment under or upon conversion of this Note by November 28, 2004, and Pandora did not consent to an extension, we have accrued $6,148 to satisfy the contingent interest clause through December 31, 2004. The Note specified that for each full month thereafter (prorated for partial months) that this failure continues, we shall pay in arrears and in cash, with the next otherwise scheduled monthly payment, additional interest equal to the greater of $1,000 or one percent (1%) of the outstanding principal balance on the Note as of the last day of the prior month. We satisfied the requirement by February 14, 2005 and do not have any further contingent interest to contend with beyond our regular February 2005 payment.

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

The following table summarizes the secured promissory note balance:

Original gross proceeds	$650,000
Less: original issue discount at time of issuance of note	(650,000)
Less: principal payments	(165,500)
Add: amortization of original issue discount	252,779
Balance at December 31, 2004	$87,279

As of December 31, 2004, all principal and interest payments have been made in cash and the Note is current (with the exception of the contingent interest payment, as described above, to be made).

NOTE 10 - ACCRUED GUARANTEE FEE

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. As of December 31, 2004, approximately $218,000 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The guaranty to the potential liability to Farmers State Bank was not disclosed to us at the time the Meteor Industries-Old AIQ merger was completed in April 2001. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank seeks to hold us liable under the guaranty, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

Pursuant to FASB Interpretation No. (FIN) 45, the guaranty was valued in the amount of $30,000 during the year ended December 31, 2004.

NOTE 11 - PRIVATE PLACEMENT ESCROW

On January 7, 2005, we completed a private placement of units of our securities. As of December 31, 2004, we were holding advances of $734,950 in escrow related to that private placement.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

We currently occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, in Minneapolis, Minnesota pursuant to a lease agreement that expires December 31, 2005, which requires monthly payments of $1,280. Total rent expense under operating leases for the years ended December 31, 2004 and 2003, was $18,635 and $46,018, respectively. We have paid a total rent expense for the years ended December 31, 2004 and 2003, in the amount of $0 and $19,000, respectively, for our former executive offices to a company whose sole director is a former director and significant shareholder.

As conditions of the sale of the Accounting Software Business and the Hosted Solutions Business, we have been released from all prior commitments regarding operating leases.

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

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

In June 2003, we issued 3,750,000 shares of our common stock valued at $0.73 per share. See Note 7 - Participation Mining Rights.

In October 2003, a former director exercised 50,000 director stock options and we received proceeds of $17,500.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the SEC by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares, which we deemed “penalty shares.” We used a five-day closing sale price average ($1.056) of our common stock, as listed on the OTCBB, to value the penalty shares at $2,152,128.

In November 2003, we issued 2,500,000 shares of our common stock valued at $0.94 per share as payment for the exercise of our option to purchase the 50 percent interest held by Hawk USA in Active Hawk. See Note 7 - Participation Mining Rights.

In November 2003, we issued 500,000 shares of our common stock to a consultant for services to be rendered. The common shares were valued at $230,000 and the prepaid services will be amortized over two years. See Note 6 - Prepaid Expenses.

In February 2004, we issued 700,000 shares of our common stock valued at $0.98 per share, the closing sale as reported on the OTCBB, to Argyle Securities Limited for the purchase of Brazmin Ltda. On August 3, 2004, we entered into an agreement whereby we terminated the purchase of Brazmin and sold it back to Argyle. We received 400,000 shares of the common stock we had initially issued to Argyle and valued those shares at $0.29 per share, which was the closing sale price on that day.

In February 2004, a director exercised 200,000 director stock options and we received proceeds of $130,000.

In March 2004, a director exercised 40,000 director stock options and we received proceeds of $22,400.

In June 2004, we issued 200,000 shares of our non-registered common stock to Hawk to be able to participate in the McFaulds Lake Project. We valued those shares at $0.42 per share, the closing sale price on June 10, 2003.

In August 2004, we issued 250,000 shares of our common stock to a law firm, in exchange for amounts due them for services rendered totaling $50,000, which we previously recorded as accounts payable.

In September and October 2004, certain warrant holders exercised on previously issued and outstanding warrants at an exercise price of $0.25 per share, providing gross proceeds of $144,108. The holders were offered a reduced price for a limited time and converted into 576,461 shares of common stock. The range of original price of the warrants exercised was from $0.50 to $5.50 per share.

On December 3, 2004 and December 10, 2004, we completed private placements of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. The warrants have an expiration date of December 31, 2006. We sold an aggregate of 8,450,000 units, resulting in gross proceeds of $845,000.

In December 2004, we issued 250,000 shares of our common stock to a law firm, in exchange for amounts due them for services rendered totaling $50,000, which we previously recorded as accounts payable.

Option Grants

During the year ended December 31, 2004, we granted 1,125,000 options to purchase common stock at prices ranging from $0.20 to $1.10 per share. Generally, all options were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

The total amount of compensation expense recorded, pursuant to APB 25 and related interpretations, for the years ended December 31, 2004 and 2003 was $181,967 (including $72,000 related to variable plan accounting) and $138,264 (including $96,800 related to variable plan accounting), respectively. Following is a roll forward of the deferred compensation account:

Balance at December 31, 2002	$182,213
Cancellation of un-vested option	(140,749)
Compensation expense	(41,464)
Balance at December 31, 2003	--
Additions	(181,967)
Compensation expense	(181,967)
Balance at December 31, 2004	$--

Warrant Grants

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

In February 2004, we issued a 150,000 two-year warrant to purchase common stock at $1.50 per share as additional consideration for Brazmin Ltda.

In May 2004, we completed a financing transaction by issuing an 18-month secured convertible promissory note to Pandora. As further consideration for the financing, we issued to Pandora a five-year warrant to purchase up to 928,571 shares of our common stock at a price of $0.40 per share, subject to adjustment. We also issued warrants to purchase an aggregate of 200,000 shares of our common stock to two affiliates of Pandora as origination fees. Furthermore, in order to secure the financing, we were required to provide a personal guarantee. As consideration for the guarantee and for advisory related services, we issued five-year warrants to purchase, at an exercise price of $0.40 per share, 375,000 and 100,000 shares of our common stock.

In October 2004, we issued a 30,000 two-year warrant to purchase common stock at $1.00 per share in conjunction with a loan financing provided by Hawk.

In November 2004, we issued a warrant to purchase 100,000 shares of common stock at $0.10 per share to a consultant.

In December 2004, we issued 4,225,000 warrants to purchase common stock at a price of $0.25 per share, in connection with our private placement of 8,450,000 units. The warrants have an expiration date of December 31, 2006.

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with Emerging Issues Task Force (EITF) Issue No. 96-18. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable. We recorded expense related to warrants issued in the amount of $242,467 and $644,916 for the years ended December 31, 2004 and 2003, respectively.

The following assumptions were used to value the fair value of warrants given during the years 2004 and 2003 for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 4 to 6%, expected life equal to the contractual life of five years and volatility of 74% to 313%.

Information regarding our warrants is summarized below:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2002	9,269,301	$4.05	$1.00 - $60.00

Granted	7,397,000	0.69	0.50 - 0.75
Cancelled or expired	(113,750)	2.90	2.90
Exercised	--	--	--
Outstanding at December 31, 2003	16,552,551	2.56	$0.50 - $60.00

Granted	6,108,571	0.32	0.10 - 1.50
Cancelled or expired	(10,000)	60.00	60.00
Exercised	(576,431)	0.29	0.25 - 5.50
Outstanding at December 31, 2004	22,074,691	$1.96	$0.10 - $37.50

Warrants exercisable at December 31, 2004	22,074,691	$1.96	$0.10 - $37.50

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

Stock Option Plans

The Company has six stock option plans. The Company has the 1994 Stock Option Plan, the 1998 Incentive Equity Plan, the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans and the 2001 Employee Stock Option Plan. As of December 31, 2004, an aggregate of 11,700,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period of ranging from one to four years and expire 10 years from the date of grant.

Information regarding the Company’s stock options is summarized below:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2002	4,566,649	$2.38

Granted	3,392,500	0.54
Canceled or expired	(2,065,925)	1.64
Exercised	(342,500)	0.22
Options outstanding - December 31, 2003	5,550,724	1.66

Granted	1,125,000	0.62
Canceled or expired	(1,185,724)	3.30
Exercised	(490,000)	0.64
Options outstanding - December 31, 2004	5,000,000	$1.16

Options exercisable - December 31, 2004	4,875,000	$1.18

Weighted average fair value of options granted during the year ended December 31, 2004		$0.61

Weighted average fair value of options granted during the year ended December 31, 2003		$0.52

The following information summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.23 to $2.87	4,599,000	4.2 years	$0.85	4,474,000	$0.86
$3.00 to $5.50	401,000	3.1 years	4.64	401,000	4.64
$0.23 to $5.50	5,000,000	4.0 years	$1.66	4,875,000	$1.18

NOTE 14 - RELATED PARTY TRANSACTIONS

Pursuant to a joint venture agreement dated June 26, 2003, we formed Active Hawk, LLC, which was initially 50 percent owned by us and 50 percent owned by Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Hawk Precious Minerals Inc., (“Hawk”). H. Vance White, our chief executive officer and director, is also an officer and director of Hawk USA and Hawk. Immediately prior to this agreement, neither Hawk USA, Hawk nor Mr. White were affiliated with our Company. On June 26, 2003, Hawk USA contributed all of its interest in the FSC and Holdsworth Projects and we assumed Hawk USA’s obligation to provide $2.1 million of capital to Kwagga. We also issued to Hawk USA 3,750,000 shares of our common stock, which then represented approximately 37.2 percent of our outstanding shares. On November 7, 2003, we exercised our option under the June 26, 2003 agreement to purchase Hawk USA’s 50 percent interest in Active Hawk LLC in exchange for issuing an additional 2,500,000 shares of our common stock to Hawk USA, making Active Hawk LLC our wholly owned subsidiary.

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

In May 2004, in exchange for agreeing to personally guarantee our obligations under a secured convertible promissory note that we issued to Pandora Select Partners, L.P., we paid Mr. Mills a cash fee of $48,750, plus issued a five-year warrant to purchase 375,000 shares of our common stock at a price of $0.40 per share. In addition, in consideration for advisory services rendered to us, we paid to Blake Capital $25,000, respectively and agreed to issue to Blake Capital a five-year warrant to purchase, at an exercise price of $0.40 per share, 100,000 shares of our common stock.

On June 10, 2004, we entered into an option agreement to earn an interest in the McFaulds Lake project held under option by Hawk. The option agreement required cash payments of Cdn$60,000 and the issuance of 200,000 shares of our common stock.

On October 13, 2004, we entered into a short-term loan arrangement with Hawk, whereby we borrowed $15,000 by issuing a four-month unsecured promissory note (“Note”) to Hawk. The Note bore a 10 percent interest rate per annum and was repaid in December 2004. We had the authorization to borrow up to an additional $15,000 under the same terms. As consideration for the Note and any additional loans, we issued to Hawk a two-year warrant to purchase up to 30,000 shares of our common stock at a price of $1.00 per share.

NOTE 15 - INCOME TAXES

The Company estimates that at December 31, 2004, it had cumulative net operating loss carryforwards for tax purposes of approximately $2,400,000 for both federal and state purposes. These carryforwards if not used will begin to expire in 2019. As a result of various equity offerings that occurred previous to 2004, the Company experienced a change in ownership prior to 2004 under the net operating loss limitation rules. In the first quarter of 2005, the Company calculated a preliminary estimate of the net operating loss carryforward based upon the change in ownership. The net operating loss carryforward of approximately $2,400,000 at December 31, 2004 are based upon this preliminary calculation. The Company’s estimate at December 31, 2004 of the net operating loss carryforward is significantly lower than previously reported because the Company had not previously calculated an estimate since it experienced a change in control. The new estimate did not result in any change to the Company's financial statements as a full valuation allowance was provided for against the net deferred tax assets at December 31, 2004 and 2003. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s estimated deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

Deferred tax assets:	2004	2003
Net operating loss carryforwards	$1,000,000	$6,211,000
Stock issued for consideration of exploration rights	1,985,000	1,985,000
Accrued liabilities and other	55,000	267,000
Total deferred tax asset	3,040,000	8,463,000
Valuation allowance	(3,040,000)	(8,463,000)
	$—	$—

The benefit from income taxes consists of the following for the years ended December 31:

	2004	2003
Current income tax benefit	$—	$243,920
Valuation allowance	—	—
Total benefit from income taxes	$—	$243,920

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2004	2003
Federal statutory tax rate	(35.0%)	(35.0%)
State taxes, net of federal benefit	(6.0%)	(6.0%)
Valuation allowance	41.0%	37.3%
Effective tax rate	(0.0%)	(3.7%)

At December 31, 2004, the Company fully reserved its net deferred tax assets totaling $3,040,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

NOTE 16 - RESTATEMENT

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

	Assets	Accounts Payable	Liabilities of HSB	Accrued Expenses	Shareholders’ Equity	Net Loss
Previously reported amounts	$6,984,088	$87,637	$--	$19,098	$6,847,353	$(2,444,321)
Expensing of previously recorded exploration Intangibles (4)	(4,707,321)	--	--	--	--	--
Accounts payable of HSB	--	(28,411)	34,734	(6,323)	--	--
Reclassification of exploration costs (1)	(1,300,000)	--	--	--	--	--
Restatement of historical costs of mining rights (4)	1,547,956	--	--	--	--	--
Expensing of stock issued (2)	--	--	--	--	(2,491,290)	(2,491,290)
Reverse value assigned to our interest in Hawk USA	--	--	--	--	(2,100,000)	(2,100,000)
Stock issued (3)	--	--	--	--	(400,000)	(400,000)
Change in amortization expense as a result of above adjustments	--	--	--	--	531,925	531,925
Restated amounts	$2,524,723	$59,226	$34,734	$12,775	$2,387,988	$(6,903,686)

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

(4) The following table reconciles the participation mining rights restatement as of December 31, 2003:

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

(a) On June 26, 2003, we entered into a Joint Venture and Joint Contribution Agreement, and a Member Control Agreement (the “Joint Agreement”) with Hawk USA. By the terms of the Joint Agreement, a Minnesota limited liability company was formed, named Active Hawk Minerals, LLC (the “LLC”) in which both parties would make their contributions. Hawk USA contributed its rights and interests in the FSC and Holdsworth Projects, which was valued at its historical cost of $246,210 and we agreed to fund the required $2,100,000 for the FSC Project. Based on the information we obtained from Hawk, we estimated that the value of the FSC Project was approximately $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project. See Note 7 - Participation Mining Rights for details on total contributions made.

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

(d) We record expenditures as expenses based on reports from AfriOre describing the work completed and the funds expended. At December 31, 2003, of the $1,800,000 advances made to Kwagga, $500,000 was recorded as exploration expenses.

The following table reconciles the previously reported loss per common share amounts to the restated amounts for the year ended December 31, 2003:

	Continuing Operations	Discontinuing Operations
Basic and diluted net loss per common share:
Previously reported amounts	$(0.16)	$--
Restated amounts	(0.27)	(0.02)
Restated Net Loss	$(0.43)	$(0.02)

NOTE 17 - LEGAL PROCEEDINGS

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. As of December 31, 2004, approximately $218,000 remains outstanding and, pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. Although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In light of the size of Meteor Marketing’s monthly settlement payment obligations and our understanding of Meteor Marketing’s financial condition, we believe Meteor Marketing should be able to satisfy this obligation for the foreseeable future.

The guaranty to the potential liability to Farmers State Bank was not disclosed to us at the time the Meteor Industries-Old AIQ merger was completed in April 2001. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank seeks to hold us liable under the guaranty, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

Pursuant to FIN 45, the guarantee was valued in the amount of $30,000 at December 31, 2004.

NOTE 18 - SUBSEQUENT EVENTS

On January 7, 2005, we completed a private placement of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. The warrants have an expiration date of December 31, 2006. We sold an aggregate of 16,600,000 units resulting in gross proceeds of $1,660,000. In connection with the private placement, we engaged a placement agent, Galileo Asset Management SA, Switzerland. As compensation for their services, we agreed to pay compensation: (i) a commission payable in cash equal to 7% of the gross proceeds resulting from the agent’s selling efforts, or $22,750; and (ii) a warrant to purchase such number of shares (at an exercise price of $0.25 per share) of common stock equal to 6% of the units sold as a result of their efforts, or a warrant to purchase 195,000 shares with an expiration date of December 31, 2006.

On January 21, 2005, we closed on an assignment of a purchase agreement by and among us, Hunter Corporation and Kenneth Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado. We will begin our due diligence on the Bates-Hunter Gold Mine, requiring expenditures of approximately $1,150,000. Our rights under the Purchase Agreement requires us to be completed with our due diligence by November 30, 2005, at which time, should the historical data prove viable, we may complete the purchase of the assets held of the Hunter Corporation for a fixed price of $3,000,000. The assets consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment.

Exhibit Index

Exhibit	Description of Document

3.2	By-Laws.

10.24	Assignment of Purchase Option Agreement by and between the Registrant and Kenneth Swaisland, dated August 12, 2004.

21	Subsidiaries of the Registrant.

23.1	Consent of Carver Moquist & O’Connor, LLC.

23.2	Consent of Virchow, Krause & Company, LLP.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.