Form 10QSB
period 2005-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2005-05-16
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 12, 2005, there were 60,077,792 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
MARCH 31, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-QSB, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-QSB with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 2 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Form 10-QSB.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	(unaudited)
	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$753,016	$1,122,348
Receivables	--	30,817
Prepaid expenses	480,701	317,276
Investment	17,364	18,904
Total current assets	1,251,081	1,489,345

PARTICIPATION MINING RIGHTS, net	321,400	840,310
DEBT ISSUANCE COSTS, net	58,443	80,359
	$1,630,924	$2,410,014

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Secured promissory note payable	$67,831	$87,279
Accounts payable	116,228	191,631
Accrued expenses	25,141	133,595
Total current liabilities	209,200	412,505

ACCRUED GUARANTEE FEE	30,000	30,000
PRIVATE PLACEMENT ESCROW	--	734,950
Total liabilities	239,200	1,177,455

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 150,000,000 shares authorized; 59,551,612 and 42,601,612 shares issued and outstanding	595,516	426,016
Additional paid-in capital	32,547,015	31,388,817
Warrants	5,756,626	5,238,405
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent to April 30, 2003	(14,574,973)	(12,888,219)
Total shareholders’ equity	1,391,724	1,232,559
	$1,630,924	$2,410,014

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

			May 1, 2003
	Three Months Ended March 31,		(inception) to
		Restated	March 31,
	2005	2004	2005
Revenues	$--	$--	$--

Operating Expenses:
General and administrative	$917,830	$819,906	$4,056,785
Exploration expenses	590,796	403,503	7,087,628
Amortization	52,825	42,860	381,172
Stock issued as penalty	--	2,152,128	2,152,128
Loss on impairment of Brazmin	--	--	742,578
Loss on disposal of assets	--	--	1,633
Total operating expenses	1,561,451	3,418,397	14,421,924
Loss from Operations	(1,561,451)	(3,418,397)	(14,421,924)

Other Income (Expense)
Interest income	--	--	2,225
Interest expense	(123,762)	--	(418,807)
Unrealized loss on investment	(1,541)	--	(1,541)
Total other expense	(125,303)	--	(418,123)
Loss from Operations before Income Tax Refund and Discontinued Operations	(1,686,754)	(3,418,397)	(14,840,047)
Benefit from Income Taxes	--	--	243,920
Loss from continuing operations	(1,686,754)	(3,418,397)	(14,596,127)

Discontinued Operations (See Note 10)
Gain from operations of discontinued segments	--	--	21,154
Net Loss	$(1,686,754)	$(3,418,397)	$(14,574,973)

Basic and diluted net loss per common share:
Continuing operations	$(0.03)	$(0.11)	$(0.48)
Discontinued operations	--	--	--
Net Loss	$(0.03)	$(0.11)	$(0.48)

Basic and diluted weighted average outstanding shares	58,126,334	31,868,851	30,169,081

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003
	Three months ended March 31,		(inception) to
		Restated	March 31,
	2005	2004	2005
OPERATING ACTIVITIES:
Net loss	$(1,686,754)	$(3,418,397)	$(14,574,973)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	52,825	42,860	381,172
Loss on disposal of assets	--	--	1,633
Loss on impairment of Brazmin	--	--	742,578
Issue of common stock for exploration rights	94,000	--	4,935,290
Amortization of participation mining rights	466,084	320,941	1,831,424
Amortization of debt issuance costs	21,916	--	73,054
Amortization of original issue discount	108,333	--	361,112
Amortization of prepaid consulting fees related to issuance of warrants and common stock	98,250	--	762,333
Compensation expense related to stock options and warrants	--	99,492	469,498
Contributed services by an executive	25,000	20,000	129,500
Issuance of common stock as penalty related to October 2003 private placement	--	2,152,128	2,152,128
Unrealized loss on investment	1,540	--	1,540
Changes in operating assets and liabilities:
Accounts receivable, net	30,817	--	43,017
Prepaid expenses	(163,425)	153,690	(119,059)
Accounts payable	(75,403)	73,521	63,086
Accrued expenses	(108,453)	351,239	(170,445)
Net cash used in operating activities	(1,135,270)	(204,526)	(2,917,112)

INVESTING ACTIVITIES:
Proceeds from sale of Brazmin	--	--	25,000
Investment in participation mining rights	--	(55,731)	(2,239,121)
Net cash used in investing activities	--	(55,731)	(2,214,121)

FINANCING ACTIVITIES:
Payments on long-term debt	(127,781)	--	(293,281)
Private placement advances held in escrow	(734,950)	--	--
Cash proceeds from issuance of common stock	1,628,669	--	4,725,272
Cash proceeds from exercise of stock options	--	152,400	169,900
Cash proceeds from exercise of warrants	--	--	144,108
Cash proceeds from long-term debt	--	--	650,000
Debt issuance costs	--	--	(131,497)
Net cash provided by (used in) financing activities	765,938	152,400	5,264,502

Change in Cash and Equivalents; and Liabilities of Discontinued Operations	--	(7,166)	(77,293)
Increase (Decrease) in Cash and Equivalents	(369,332)	(115,023)	55,976
Cash and Equivalents, beginning of period	1,122,348	363,990	697,040
Cash and Equivalents, end of period	$753,016	$248,967	$753,016

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 114,000 hectares (approximately 279,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a new VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed March 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year as a whole.

Segment Reporting

We have a single operating segment of minerals exploration.

Revenue Recognition

We currently do not generate revenues from the FSC, the Holdsworth, McFaulds Lake or the Bates-Hunter projects. Furthermore, we do not expect to generate revenues for the remainder of fiscal 2005. We estimate that the Bates-Hunter project, should the historical data prove accurate, would be the first project to provide a source of revenue.

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

Off Balance Sheet Arrangements

During the quarter ended March 31, 2005, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Stock Based Compensation

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25. As such, we do not recognize compensation cost related to employee stock options if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. Our general policy is to grant stock options and warrants at fair value at the date of grant. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. Statement No. 123(R) requires all share-based payments to employees and directors, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. On April 14, 2005, the SEC adopted a new rule that amended the compliance dates for Statement No. 123(R), such that we are now allowed to adopt the new standard effective January 1, 2006. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition after that date.

For the quarter ended March 31, 2005, and as still permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method. We recorded compensation expense and related interpretations on options granted and due to modifications of options of $0 and $27,492, for the quarters ended March 31, 2005 and 2004, respectively. Had compensation costs for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:

			May 1, 2003
			(inception) to
	March 31,		March 31,
	2005	2004	2005
Net loss	$(1,686,754)	$(3,418,397)	$(14,574,973)
Stock-based employee compensation expense included in net loss, net of related tax effects	--	27,492	88,764
Stock-based employee compensation expense determined under the fair value based method, net of related tax effect	(50,000)	(431,492)	(4,746,344)
Pro forma net loss	$(1,736,754)	$(3,822,397)	$(19,232,553)
Loss per share (basic and diluted):
As reported	$(0.03)	$(0.11)	$(0.48)
Pro forma	$(0.03)	$(0.12)	$(0.64)

In determining the compensation cost of the options granted during the quarters ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below for the quarters ended March 31:

	2005	2004
Risk-free interest rate	4.5%	4.5%
Expected volatility factor	193%	322%
Expected dividend	--	--
Expected option term	10 years	10 years

The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future, valuation methodology adopted and assumptions selected at the time of future grants. Upon adoption of Statement No. 123(R), we may elect to utilize a different valuation method and/or different valuation assumptions. These selections may have a significant impact on the amount of share-based payment expense under Statement No. 123(R).

NOTE 3 - PREPAID EXPENSES

In November 2003, we issued 150,000 five-year warrants exercisable at $0.60 per share and 500,000 shares of our common stock as consulting fees in connection with marketing and public relations services. The five-year warrants were valued at $155,000 using the Black-Scholes pricing model and the common stock was valued at $230,000 based on the closing price of our common stock as listed on the OTCBB. The total amount recorded, $385,000 is being amortized over a period of two years beginning in November 2003.

The other prepaid expenses contain amounts we have prepaid for marketing purposes. We have engaged the services of a variety of firms for increased market exposure, including: direct mailing campaigns, emailing to opt-in investment community members, minerals trade publications, research analysts, luncheons and special invite events of minerals based investors and improvements to our website (www.witsbasin.com). All other prepaid expenses are being expensed as utilized. The estimated usage during the quarter ending June 30, 2005, will be approximately $340,000.

Components of prepaid expenses are as follows:

	March 31,	December 31,
	2005	2004
Prepaid consulting fees	$112,292	$160,417
Other prepaid expenses	368,409	156,859
	$480,701	$317,276

NOTE 4 - INVESTMENT

On June 10, 2004, we entered into an option agreement to earn a 70% interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. On December 2, 2004, we entered into an agreement with MacDonald Mines Exploration Ltd. (“MacDonald”) whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. One of the provisions under the agreement required MacDonald to issue 250,000 shares of its common stock. This stock issuance is pro rata shared between Hawk and us on our respective 30 percent and 70 percent basis. The US Dollar value of our 70 percent (175,000 shares of MacDonald, TSXV:BMK) was $18,904 on December 31, 2004. The US Dollar value of our 175,000 shares was $17,364 on March 31, 2005. We consider this a current asset as we expect to sell these shares in the near term.

NOTE 5 - PARTICIPATION MINING RIGHTS

As of March 31, 2005, we hold interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth and McFaulds Lake) and in the continental United States (Bates-Hunter).

FSC and Holdsworth Projects

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. One of the projects is the FSC Project, in which we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project covering approximately 114,000 hectares (approximately 279,000 acres) located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project

To date, we have invested $2,100,000 in Kwagga, which is being used to fund a 3 to 4 drillhole exploration program on the FSC Project that commenced in October 2003. Once the current exploration activities being conducted on the FSC Project are complete, estimated to be completed in fiscal 2005, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

AfriOre consults with us regarding the work to be carried out on the FSC Project. AfriOre is responsible for ensuring that the property and the project are at all times in compliance with applicable laws. AfriOre is also required to provide us with quarterly written reports describing the work completed and the funds expended therewith. As consideration for its role as the project operator, AfriOre is entitled to a fee equal to 10 percent of all qualified expenditures made in connection with the FSC Project.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $268,576 remains in their cash reserves at March 31, 2005. The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 17 percent. This reduction is one of the factors that have contributed to decreasing our initial 5 to 7 drillhole program on the FSC to be revised to only a 3 to 4 drillhole program. The remedial action required at BH 48 (described below) has further reduced the drill program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with our initial investment.

Currently, AfriOre reports that drilling has progressed to a depth of 1,867 meters in borehole BH 48, the second drillhole in our program. Due to an area of sidewall weakness in BH 48, remedial and rehabilitation work continues. In April 2005, we announced initial results from BH48, that being the discovery of identical cover rocks (to those found in the main Witwatersrand area) and Witwatersrand type quartzites underlying these cover rocks. The presence of Witwatersrand-type quartzite rocks beneath this level of cover rock enhances the value of this drillhole and the costs required to re-establish the integrity of the side walls justify the ongoing process. Ongoing drilling progress on BH 48 will be slowed as remedial action continues. AfriOre has begun preparation to commence on the third drillhole.

The other exploration project we acquired from Hawk USA, located in the Wawa area near the village of Hawk Junction, Ontario, Canada, is the Holdsworth Project. The Holdsworth Project consists of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres). The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. Once we have secured the financing, which we estimate to be approximately $150,000, we plan to conduct pre-exploration activities on the Holdsworth Project. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

Hawk USA’s contributions of its right in the FSC Project and its mining claims held in the Holdsworth Project were valued at their historical cost, an aggregate of $246,210. Based on the information we obtained from Hawk, we estimated that the value attributable to the FSC Project was $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project.

McFaulds Lake

In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario currently held under option by Hawk. The area is a site of a new VMS (volcanogenic massive sulphide) base metals project.

The option agreement required us to pay Cdn$60,000 ($45,501 US) and issue 200,000 shares of our common stock, valued at $84,000; therefore, we recorded our initial investment in McFaulds Lake at $129,501.

In December 2004, we entered into an agreement with MacDonald, whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. The option required MacDonald to make a cash payment of Cdn$10,000, issue 250,000 shares of its common stock, and pay the Cdn$200,000 exploration expenditures required by the option. An initial drillhole has been completed and no mineral value was detected from the assay. The Cdn$10,000 cash payment and the issuance of the 250,000 shares transpired in January 2005 and were divided between Hawk and us on our respective 30 percent and 70 percent basis. Our portion was valued at US$24,721 at December 31, 2004.

The ownership of the option will not be transferred from Hawk to MacDonald and us until the final May 2005 exploration expenditure has been incurred. Furthermore, regardless if any of the work scheduled is not completed, the terms of the option agreement requires that the entire Cdn$200,000 is a mandatory expenditure.

Bates-Hunter Gold Mine.

On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation, which includes the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. All expenditures related to the Bates-Hunter Gold Mine have been expensed as exploration expenses and no capitalization will be recorded until such time as events allow for such.

Components of participation mining rights are as follows:

	March 31, 2005	December 31, 2004
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
McFaulds Lake	129,501	129,501
Gross Participation Mining Rights	2,558,600	2,558,600
Less exploration expenditures report by AfriOre and Kwagga	1,831,425	1,365,340
Less earn in option with MacDonald in McFaulds Lake (2)	24,721	24,721
Less amortization (3)	381,054	328,229
	$321,400	$840,310

(1)	Includes the June 2003 Hawk agreement costs and the issuance of an option to a former director.
(2)
In exchange for the option agreement with MacDonald, they made a cash payment of Cdn$10,000 (our pro rata share in US Dollar value was $5,817) and issued 250,000 shares of their common stock (our pro rata share in US Dollar value was $18,904) both valued as of December 31, 2004.

(3)	Amortization remaining to be recorded is $38,256 for FSC and $14,568 for McFaulds Lake. The Holdsworth Project was fully amortized by December 31, 2004.

NOTE 6 - DEBT ISSUANCE COSTS

On June 1, 2004, we received gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP, a Virgin Islands limited partnership. We paid or accrued $131,497 of debt issuance costs for the following: (i) origination fees of $40,000; (ii) legal fees of $17,747; (iii) guarantee fees of $48,750; and consulting services fees of $25,000, which are being amortized on a straight-line basis over an 18-month period. The monthly amortization is approximately $7,300 per month. In order to effectuate the note, Pandora required an additional personal guarantee. Wayne W. Mills, a former board member of ours, provided that guarantee.

The following table summarizes the amortization of debt issuance costs:

	March 31, 2005	December 31, 2004
Gross debt issuance costs	$131,497	$131,497
Less: amortization of debt issuance costs	73,054	51,138
Debt issuance costs, net	$58,443	$80,359

NOTE 7 - SECURED PROMISSORY NOTE

On June 1, 2004, we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The Note is secured by substantially all of our assets and bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,417 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock. The number of shares of our common stock which may be issued to repay any or all of any monthly obligation may not exceed the lesser of: (i) 10 percent of the aggregate number of traded shares of our common stock for the 30 trading days immediately preceding such monthly payment date or (ii) the greatest number of shares of our common stock which, when added to the number of shares of our common stock beneficially owned by Pandora, would not cause Pandora to beneficially own more than 4.99 percent of the our outstanding common stock. If we elect to pay the required monthly payment in shares of common stock, the per-share value is equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.

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

Since we did not have an effective resale registration statement filed with the SEC covering the shares issuable upon exercise of the five-year warrants (described below) or the shares of common stock issued as payment under or upon conversion of this Note by November 28, 2004, and Pandora did not consent to an extension, the contingent interest clause became effective. The Note specified that for each full month thereafter (prorated for partial months) that the failure continued, we were required to pay additional interest equal to the greater of $1,000 or one percent (1%) of the outstanding principal balance on the Note as of the last day of the prior month. We satisfied the requirement with an effective resale registration statement on February 14, 2005, paid $10,524 in contingent interest and do not have any further contingent interest to contend with beyond the February 2005 payment.

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

The following table summarizes the secured promissory note balance:

Original gross proceeds	$650,000
Less: original issue discount at time of issuance of note	(650,000)
Less: principal payments	(293,281)
Add: amortization of original issue discount	361,112
Balance at March 31, 2005	$67,831

As of March 31, 2005, all principal and interest payments have been made in cash and the Note is current. See Note 12 - Subsequent Events for information related to the April 28, 2005 payment.

NOTE 8 - ACCRUED GUARANTEE

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. Pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. As of March 31, 2005, the principal balance is approximately $216,000, with an additional accrued interest of approximately $8,000 due.

On May 10, 2005, we were notified by Farmers State Bank that Meteor Marketing is in default, but no legal foreclosure collection action has been commenced. A Senior VP of Farmers State Bank has informed us that one of the two real estate parcels securing the debt is under a sale contract with contingencies and that they are awaiting the conclusion of this sale contract to determine whether legal collection action will be taken. Further, it was disclosed to us that this debt obligation has remained past due since November 15, 2004.

The guaranty to the potential liability to Farmers State Bank was not disclosed to us at the time the Meteor Industries-Old AIQ merger was completed in April 2001 and although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank seeks to hold us liable under the guaranty, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

Pursuant to FASB Interpretation No. (FIN) 45, the guarantee was valued in the amount of $30,000 during the year ended December 31, 2003.

NOTE 9 - PRIVATE PLACEMENT ESCROW

We were holding advances of $734,950 in escrow related to a private placement of units of our securities, which we completed on January 7, 2005.

NOTE 10 - DISCONTINUED OPERATIONS

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet though our Hosted Solutions Business. On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business. We reported a gain of $21,154 from adjustments relating to disputes of accounts payable issues, which we reconciled by December 31, 2004.

NOTE 11 - RESTATEMENT

Statement of Operations Restatement for the Three Months Ended March 31, 2004

The following table reconciles the previously reported net loss amount to the restated net loss amount for the quarter ended March 31, 2004.

Net Loss
Previously reported amount	$(1,507,524)
Amortization previously recorded	284,115
Restated amortization	(42,860)
Penalty shares issued (1)	(2,152,128)
Restated net loss for the quarter ended March 31, 2004	$(3,418,397)

(1) In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares, which we deemed “penalty shares.” We previously recorded only the par value of this issuance as a component of stockholders’ equity, thereby reducing the per unit value from $0.25 to $0.21. Based on further analysis, we reclassified the issuance as expense, valued at $2,152,128. We used a five closing sale price average of our common stock as listed on the OTCBB. Using the ending date of February 11, 2004, and the previously four trading days, the average was $1.056.

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

NOTE 12 - SUBSEQUENT EVENTS

Pursuant to the secured convertible promissory note to Pandora Select Partners LP (see Note 7 - Secured Promissory Note) we have elected to pay the required April 28, 2005, monthly payment in shares of common stock. The per-share calculation equals 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date. The per-share value is $0.20, which requires 226,180 shares of stock to be issued to Pandora.

On May 10, 2005, we were notified by Farmers State Bank that Meteor Marketing Inc., is in default of certain secured debt obligations (see Note 8 - Accrued Guarantee) but no legal foreclosure collection action has been commenced. A Senior VP of Farmers State Bank has informed us that one of the two real estate parcels securing the debt is under a sale contract with contingencies and that they are awaiting the conclusion of this sale contract to determine whether legal collection action will be taken. Further, it was disclosed to us that this debt obligation has remained past due since November 15, 2004.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2004.

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 114,000 hectares (approximately 279,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a new VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in the FSC Project, these rights may take the form of ownership interests in entities holding exploration rights. Furthermore, although our main focus is in gold exploration projects, future projects may involve other minerals.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004.

Revenues

We had no revenues from continuing operations for the quarters ended March 31, 2005 and 2004. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results. It is our estimate that the Bates-Hunter Gold Mine could possibly be the first revenue producing project in our current portfolio.

Operating Expenses

General and administrative expenses were $917,830 for the three months ended March 31, 2005 as compared to $819,906 for the same period in 2004. Of the expenses reported in 2005, the majority related primarily to our marketing programs, which included direct mailing campaigns, emailing campaigns, minerals trade publications, research analysts, luncheons and special invite events and improvements to our website. We anticipate the future marketing dollars expenditures will decrease for the remainder of fiscal 2005. Whereas, for the period in 2004, the primary use of dollars went to litigation expense due to a lawsuit from a former CEO.

Exploration expenses were $590,796 for the three months ended March 31, 2005 as compared to $403,503 for the same period in 2004. Exploration expenses for 2005 relate to: (i) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (ii) McFaulds Lake and (iii) the Bates-Hunter project. We anticipate the rate of spending for the remaining fiscal 2005 exploration expenses will increase due to the additional drill rigs at the FSC project and our due diligence exploratory work commencing at the Bates-Hunter. Exploration expenses for 2004 related to the expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site and the expenses related to the Brazmin properties, which we disposed of in August 2004.

Amortization expenses were $52,796 for the three months ended March 31, 2005 as compared to $42,860 for the same period in 2004. Amortization expenses for 2005 include the FSC and McFaulds Lake, both of which will be fully amortized by June 30, 2005. Amortization expenses for 2004 include the FSC and Holdsworth Projects, whereby Holdsworth was fully amortized by December 31, 2004.

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

Other Income and Expense

Our other income and expense consists of interest income, interest expense and loss of investment. Interest expense for the three months ended March 31, 2005 was $123,762 compared to $0 for the same period in 2004. The interest expense relates to the secured promissory note payable and interest expense will remain about the same for the remainder of fiscal 2005. We recorded an unrealized loss on the common stock we hold in MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company. We received the shares as a form of compensation for their 55 percent earn in option in the McFaulds Lake Project. We anticipate selling these shares in the near term with the intent to recover the initial value when received in January 2005.

Discontinued Operations

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet though our Hosted Solutions Business. On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business, which results were reported as discontinued operations for the year ended December 31, 2003. We reported a gain of $21,154 from adjustments relating to disputes of accounts payable issues, which we reconciled by December 31, 2004.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the quarters ended March 31, 2005 and 2004, we had net cash used in operating activities of $1,135,270 and $204,526, respectively.

We had working capital of $1,041,881 at March 31, 2005, compared to $1,076,840 at December 31, 2004. Cash and equivalents were $753,016 at March 31, 2005, representing a decrease of $369,332 from the cash and equivalents of $1,122,348 at December 31, 2004.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP, a Virgin Islands limited partnership. The Note is secured by substantially all of our assets. The Note bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,416.67 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278.15. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock. As of March 31, 2005, all principal and interest payments have been made in cash and the Note is current.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by Hawk. The option agreement required cash payments of Cdn$60,000 (US$45,501)and the issuance of 200,000 shares of our non-registered common stock, valued at $84,000. On December 2, 2004, we entered into a farm out option agreement with MacDonald Mines Exploration Ltd. whereby they can earn a 55% interest (subject to a 2% royalty) in the McFaulds Lake Project by (i) making a Cdn$10,000 cash payment, (ii) issuing 250,000 shares of their common stock and (iii) paying exploration expenditures of Cdn$200,000. Our pro-rata portion of the Cdn$10,000 ($5,817) has been received along with 175,000 shares of MacDonald, valued at $17,364 for the quarter ended March 31, 2005.

As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a 3 to 4 drillhole exploration program on the FSC Project that commenced in October 2003. A balance of US$268,576 remains in Kwagga’s account as of March 31, 2005. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

In September and October 2004, certain warrant holders exercised on previously issued and outstanding warrants at an exercise price of $0.25 per share, providing gross proceeds of $144,108. The holders were offered a reduced price for a limited time and converted into 576,461 shares of common stock. The range of original price of the warrants exercised was from $0.50 to $5.50 per share.

On January 7, 2005, we completed a private placement of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. The warrants have an expiration date of December 31, 2006. We sold an aggregate of 25,050,000 units, resulting in gross proceeds of $2,505,000. In connection with the private placement, we engaged a placement agent, Galileo Asset Management SA, Switzerland. As compensation for their services, we agreed to pay compensation: (i) a commission payable in cash equal to 7% of the gross proceeds resulting from the agent’s selling efforts; and (ii) a warrant to purchase such number of shares (at an exercise price of $0.25 per share) of common stock equal to 6% of the units sold as a result of their efforts. In accordance with such terms, we have paid cash commission of $22,750, and issued a warrant to purchase 195,000 shares of our common stock (at an exercise price of $0.25 per share) with an expiration date of December 31, 2006.

On January 21, 2005, we closed on an assignment of a purchase agreement (the “Purchase Agreement”) by and among us, Hunter Corporation and Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado. We have begun our due diligence on the Bates-Hunter Gold Mine, requiring expenditures of approximately $1,150,000. Our rights under the Purchase Agreement requires us to be completed with our due diligence by November 30, 2005, at which time, should the historical data prove viable, we may complete the purchase of the assets held of the Hunter Corporation for a fixed price of $3,000,000. The assets consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. In addition to the $3,000,000 purchase price, we will issue the following additional compensation: (i) we will issue a warrant to Swaisland to purchase 1,000,000 shares of our common stock at a price per share equal to the 10-day closing average sale price of our common stock; (ii) Swaisland will retain a two percent net smelter return royalty on all future production from the Bates-Hunter Gold Mine; and (iii) Goldrush Casino and Mining Corporation will retain a one percent net smelter return royalty (up to a maximum payment of $1,500,000). Furthermore, if the $3,000,000 payment has not been made by November 30, 2005 and Hunter Corporation has not otherwise granted an extension for payment, the Purchase Agreement will become null and void and neither party shall have any further rights or obligations thereunder.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $1,800,000 (to include debt servicing of approximately $357,000, Holdsworth for $150,000 and Bates-Hunter for $850,000). We have the possibility to service the promissory note, $357,000, with shares of our common stock and will continue to monitor the benefits that share issuance provides over cash payments. Additionally, should the exploration results for Bates-Hunter prove viable, it will require $3,000,000 to complete the purchase by November 30, 2005. Furthermore, when the exploration results from the FSC Project are completed (around the July 2005 timeframe) we will be required to have an additional $1,400,000 advance available within a 120-day timeframe in order to maintain our level of participation in Kwagga. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2005.

As of March 31, 2005, we had only approximately $1,251,000 of cash and other current assets on hand. Since we do not expect to generate any significant revenue from operations in 2005, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of both operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan. Accordingly, we are an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of March 31, 2005 we have rights in four projects: the FSC Project in South Africa, the Bates-Hunter Mine in Colorado, the McFaulds Lake Project in northern Ontario, and the Holdsworth Property near Wawa, Ontario, Canada. None of these projects may ever produce any significant mineral deposits, however.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through March 31, 2005, we have incurred an aggregate net loss of $14,574,973. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of March 31, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

THE SOUTH AFRICAN RAND VERSUS THE US DOLLAR.

The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Exchange rates are influenced by global economic trends beyond our control. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 17 percent. On June 30, 2003, the exchange rates were approximately R7.51 = $1.00. On June 30, 2004, the exchange rates were approximately R6.28 = $1.00. And on March 31, 2005, the exchange rates were approximately R6.22 = $1.00. This reduction is one of the factors that have contributed to decreasing our initial 5 to 7 drillhole program on the FSC to be revised to only a 3 to 4 drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with our initial investment.

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

Additional financing will be needed in order to fund beyond the initial 3 to 4 drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project, McFaulds Lake and Bates-Hunter, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2005.”

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-QSB Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and effective (as of the date of their evaluation) for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under Exchange Act of 1934.

During the period covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting subsequent to such evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. Pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. As of March 31, 2005, the principal balance is approximately $216,000, with an additional accrued interest of approximately $8,000 due.

On May 10, 2005, we were notified by Farmers State Bank that Meteor Marketing is in default, but no legal foreclosure collection action has been commenced. A Senior VP of Farmers State Bank has informed us that one of the two real estate parcels securing the debt is under a sale contract with contingencies and that they are awaiting the conclusion of this sale contract to determine whether legal collection action will be taken. Further, it was disclosed to us that this debt obligation has remained past due since November 15, 2004.

The guaranty to the potential liability to Farmers State Bank was not disclosed to us at the time the Meteor Industries-Old AIQ merger was completed in April 2001 and although we were not obligated to make any payments to the bank, we remain contingently liable pursuant to the guaranty. In connection with the merger and the sale by Meteor Industries of all of its operating subsidiaries to Capco Energy, Inc., the Meteor subsidiaries and Capco Energy agreed to indemnify us for any claims relating to any of the subsidiaries. Accordingly, in the event Farmers State Bank seeks to hold us liable under the guaranty, we will seek indemnification from the Meteor subsidiaries and Capco Energy.

Item 5. Other Information

On January 20, 2005, we entered into a consulting agreement with Stephen King, a current board member, pursuant to which Mr. King is to provide services related to strategic merger, acquisition and corporate advice pertaining to the Company’s Colorado mining opportunity. The agreement has a one-year term and requires the Company to make payments to Mr. King in the aggregate amount of $44,000, all of which has been paid to date.

On April 11, 2005, we entered into a management services agreement with Hawk Precious Minerals Inc., for a period of one year, in the amount of $50,000 per year. H. Vance White is an officer and director of both the Company and Hawk.

On May 2, 2005, the Company granted options to purchase shares of the Company’s common stock as follows: (1) pursuant to the 1999 Employee Stock Option Plan, to both H. Vance White, our CEO, and Mark D. Dacko, our CFO, 10 year options to purchase 250,000 shares of the Company’s common stock, at a price of $0.26 per share, with all such options vesting immediately; and (2) pursuant to the 2003 Directors Stock Option Plan, to both Norman Lowenthal and Stephen King, 10 year options to purchase 250,000 shares of the Company’s common stock, at a price of $0.26 per share, with all such options vesting immediately.

Item 6. Exhibits

Exhibits

10.1	Consulting Agreement dated January 20, 2005 between the Company and Stephen D. King.

10.2	Management Services Agreement dated April 11, 2005 between the Company and Hawk Precious Minerals Inc.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: May 13, 2005	By:	/s/ H. Vance White
H. Vance White
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

10.1	Consulting Agreement dated January 20, 2005 between the Company and Stephen D. King.

10.2	Management Services Agreement dated April 11, 2005 between the Company and Hawk Precious Minerals Inc.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.