Form 10QSB/A
period 2005-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2005-08-12
CIK 912875

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PURPOSE OF AMENDMENT NO. 1

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2005, which amends the Company’s Form 10-QSB originally filed on May 13, 2005, is being filed to correct an error in the translation of the funds denominated in the South African Rand being held by our joint venture partner and to record the value of a consulting agreement warrant issued in January 2005.

The Company has restated the financial statements contained in Part I, Item 1 of this Amendment No. 1 to, among other things, show reclassification to the Company’s financial statements for the quarter ended March 31, 2005, consolidated balance sheet as of March 31, 2005, the consolidated statement of operations for the quarter ended March 31, 2005, and the consolidated statement of cash flows for the quarter ended March 31, 2005 to restate the cash balance held by our South African joint venture partner and to record the value of a warrant issued as required by a consulting agreement entered into for international marketing services. The net result of the reclassifications resulted in a decrease in net loss of $192,566 and no loss per share adjustment. The Company has also restated the information contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part I, Item 2 of this Amendment No. 1.

Only Items 1 and 2 of Part I are being amended hereby and the Company has not included any items of this report not being amended. This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Amendment No. 1, which are forward-looking in nature, are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Amendment No. 1, the words “may,”“could,”“should,”“anticipate,”“believe,”“estimate,”“expect,”“intend,”“plan,”“predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Amendment No. 1 with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 2 entitled “RISK FACTORS,” contained in the original Form 10-QSB filed May 13, 2005, among others, may impact forward-looking statements contained in this Amendment No. 1.

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	(unaudited)
	Restated
	March 31,	December 31,
ASSETS	2005	2004
CURRENT ASSETS
Cash and equivalents	$753,016	$1,122,348
Receivables	—	30,817
Prepaid expenses	1,062,155	317,276
Investment	17,364	18,904
Total current assets	1,832,535	1,489,345

PARTICIPATION MINING RIGHTS, net	643,176	840,310
DEBT ISSUANCE COSTS, net	58,443	80,359
	$2,534,154	$2,410,014

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Secured promissory note payable	$67,831	$87,279
Accounts payable	116,228	191,631
Accrued expenses	25,141	133,595
Total current liabilities	209,200	412,505

ACCRUED GUARANTEE FEE	30,000	30,000
PRIVATE PLACEMENT ESCROW	—	734,950
Total liabilities	239,200	1,177,455

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY

Common stock, $.01 par value, 150,000,000 shares authorized; 59,551,612 and 42,601,612 shares issued and outstanding	595,516	426,016
Additional paid-in capital	32,539,726	31,388,817
Warrants	6,474,579	5,238,405
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent to April 30, 2003	(14,382,407)	(12,888,219)
Total shareholders’ equity	2,294,954	1,232,559
	$2,534,154	$2,410,014

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

			Restated
			May 1, 2003
	Three Months Ended March 31,		(inception) to
	Restated	Restated	March 31,
	2005	2004	2005
Revenues	$—	$—	$—

Operating Expenses:
General and administrative	$1,047,040	$819,906	$4,185,995
Exploration expenses	269,020	403,503	6,765,852
Amortization	52,825	42,860	381,172
Stock issued as penalty	—	2,152,128	2,152,128
Loss on impairment of Brazmin	—	—	742,578
Loss on disposal of assets	—	—	1,633
Total operating expenses	1,368,885	3,418,397	14,229,358
Loss from Operations	(1,368,885)	(3,418,397)	(14,229,358)

Other Income (Expense)
Interest income	—	—	2,225
Interest expense	(123,762)	—	(418,807)
Unrealized loss on investment	(1,541)	—	(1,541)
Total other expense	(125,303)	—	(418,123)
Loss from Operations before Income
Tax Refund and Discontinued Operations	(1,494,188)	(3,418,397)	(14,647,481)
Benefit from Income Taxes	—	—	243,920
Loss from continuing operations	(1,494,188)	(3,418,397)	(14,403,561)

Discontinued Operations (See Note 10)
Gain from operations of discontinued segments	—	—	21,154
Net Loss	$(1,494,188)	$(3,418,397)	$(14,382,407)

Basic and diluted net loss per common share:
Continuing operations	$(0.03)	$(0.11)	$(0.48)
Discontinued operations	—	—	—
Net Loss	$(0.03)	$(0.11)	$(0.48)

Basic and diluted weighted average outstanding shares	58,126,334	31,868,851	30,169,081

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,		Restated May 1, 2003 (inception) to
	Restated	Restated	March 31,
	2005	2004	2005
OPERATING ACTIVITIES:
Net loss	$(1,494,188)	$(3,418,397)	$(14,382,407)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	52,825	42,860	381,172
Loss on disposal of assets	—	—	1,633
Loss on impairment of Brazmin	—	—	742,578
Issue of common stock for exploration rights	94,000	—	4,935,290
Amortization of participation mining rights	144,308	320,941	1,509,648
Amortization of debt issuance costs	21,916	—	73,054
Amortization of original issue discount	108,333	—	361,112
Amortization of prepaid consulting fees related to issuance of warrants and common stock	177,335	—	841,418
Compensation expense related to stock options and warrants	98,250	99,492	567,748
Contributed services by an executive	25,000	20,000	129,500
Issuance of common stock as penalty related to October 2003 private placement	—	2,152,128	2,152,128
Unrealized loss on investment	1,541	—	1,541
Changes in operating assets and liabilities:
Accounts receivable, net	30,817	—	43,017
Prepaid expenses	(211,550)	153,690	(167,184)
Accounts payable	(75,403)	73,521	63,086
Accrued expenses	(108,454)	351,239	(170,446)
Net cash used in operating activities	(1,135,270)	(204,526)	(2,917,112)

INVESTING ACTIVITIES:
Proceeds from sale of Brazmin	—	—	25,000
Investment in participation mining rights	—	(55,731)	(2,239,121)
Net cash used in investing activities	—	(55,731)	(2,214,121)

FINANCING ACTIVITIES:
Payments on long-term debt	(127,781)	—	(293,281)
Private placement advances held in escrow	(734,950)	—	—
Cash proceeds from issuance of common stock	1,628,669	—	4,725,272
Cash proceeds from exercise of stock options	—	152,400	169,900
Cash proceeds from exercise of warrants	—	—	144,108
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	—	—	(131,497)
Net cash provided by financing activities	765,938	152,400	5,264,502

Change in Cash and Equivalents; and Liabilities of Discontinued Operations	—	(7,166)	(77,293)
Increase (Decrease) in Cash and Equivalents	(369,332)	(115,023)	55,976
Cash and Equivalents, beginning of period	1,122,348	363,990	697,040
Cash and Equivalents, end of period	$753,016	$248,967	$753,016

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,”“us,”“our,”“Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 114,000 hectares (approximately 279,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a new VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

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

			Restated May 1, 2003
	March 31,		(inception) to
	Restated	Restated	March 31,
	2005	2004	2005
Net loss	$(1,494,188)	$(3,418,397)	$(14,382,407)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	27,492	88,764
Stock-based employee compensation expense determined under the fair value based method, net of related tax effect	(50,000)	(431,492)	(4,746,344)
Pro forma net loss	$(1,544,188)	$(3,822,397)	$(19,039,987)
Loss per share (basic and diluted):
As reported	$(0.03)	$(0.11)	$(0.48)
Pro forma	$(0.03)	$(0.12)	$(0.63)

In determining the compensation cost of the options granted during the quarters ended March 31, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below for the quarters ended March 31:

	2005	2004
Risk-free interest rate	4.5%	4.5%
Expected volatility factor	193%	322%
Expected dividend	—	—
Expected option term	10 years	10 years

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

In January 2005, we issued 2,000,000 warrants (which expire on December 31, 2006) exercisable at $0.225 per share as consulting fees in connection with international marketing and public relations services provided by a foreign corporation, Caribbean Consultants Holdings Associated S.A. The warrants were valued at $710,664 using the Black-Scholes pricing model and are being amortized over a one-year period (beginning in January 2005) to coincide with the term of the consulting agreement.

The other prepaid expenses contain amounts we have prepaid for marketing purposes. We have engaged the services of a variety of firms for increased market exposure, including: direct mailing campaigns, emailing to opt-in investment community members, minerals trade publications, research analysts, luncheons and special invite events of minerals based investors and improvements to our website (www.witsbasin.com). All other prepaid expenses are being expensed as utilized. The estimated usage during the quarter ending June 30, 2005, will be approximately $580,000.

Components of prepaid expenses are as follows:

	Restated
	March 31,	December 31,
	2005	2004
Prepaid consulting fees	$693,746	$160,417
Other prepaid expenses	368,409	156,859
	$1,062,155	$317,276

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $590,351 remains in their cash reserves at March 31, 2005. The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 17 percent. This reduction is one of the factors that have contributed to decreasing our initial 5 to 7 drillhole program on the FSC to be revised to only a 3 to 4 drillhole program. The remedial action required at BH 48 (described below) has further reduced the drill program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with our initial investment.

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

Components of participation mining rights are as follows:

	Restated
	March 31,	December 31,
	2005	2004
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
McFaulds Lake	129,501	129,501
Gross Participation Mining Rights	2,558,600	2,558,600
Less exploration expenditures report by AfriOre and Kwagga	1,509,649	1,365,340
Less earn in option with MacDonald in McFaulds Lake (2)	24,721	24,721
Less amortization (3)	381,054	328,229
	$643,176	$840,310

(1)	Includes the June 2003 Hawk agreement costs and the issuance of an option to a former director.
(2)
In exchange for the option agreement with MacDonald, they made a cash payment of Cdn$10,000 (our pro rata share in US Dollar value was $5,817) and issued 250,000 shares of their common stock (our pro rata share in US Dollar value was $18,904) both valued as of December 31, 2004.

(3)	Amortization remaining to be recorded is $38,257 for FSC and $14,568 for McFaulds Lake. The Holdsworth Project was fully amortized by December 31, 2004.

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

NOTE 11 - RESTATEMENT

Balance Sheet Restatement for the Quarter Ended March 31, 2005

We restated the balance sheet for the quarter ended March 31, 2005 to (i) correct an error in the translation of the funds being held by our joint venture partner, AfriOre, which they have deposited in their bank denominated in the South African Rand, which we record under the heading of Participation Mining Rights (PMR); and (ii) record the value of a consulting agreement warrant issued in January 2005. The following table reconciles the previously reported amounts to the restated amounts.

	Prepaid Expenses	PMR	Shareholders’ Equity
Previously reported amounts	$480,701	$321,400	$1,391,724
Recording of consulting warrant (aa)	710,664	—	710,664
Expensing of consulting warrant (bb)	(129,210)	—	(129,210)
Reduction of translation calculation (cc)	—	321,776	321,776
Restated amounts	$1,062,155	$643,176	$2,294,954

(aa) In January 2005, we issued 2,000,000 warrants (which expire on December 31, 2006) exercisable at $0.225 per share as consulting fees in connection with international marketing and public relations services provided by a foreign corporation, Caribbean Consultants Holdings Associated S.A. The warrants were valued at $710,664 using the Black-Scholes pricing model and are being amortized over a one-year period (beginning in January 2005) to coincide with the term of the consulting agreement.

(bb) The consulting agreement has a term of one-year. Amortization of the warrant value ($710,664) for the quarter ending March 31, 2005 was $129,210. The remaining three quarters will be amortized at $193,818 per quarter.

(cc) The information received from AfriOre’s accounting department was misinterpreted and the quarterly amount translated was over expensed by $321,776.

Statement of Operations Restatement for the Three Months Ended March 31, 2005

The following table reconciles the previously reported net loss amount to the restated net loss amount for the quarter ended March 31, 2005. No loss per share adjustment was required.

Net Loss
Previously reported amount	$(1,686,754)
G & A expenses previously recorded	917,830
Exploration expenses previously recorded	590,796
Restated G & A expenses (dd)	(1,047,040)
Restated exploration expenses (ee)	(269,020)
Restated net loss for the quarter ended March 31, 2005	$(1,494,188)

(dd) An additional $129,210 of prepaid expenses resulted from the amortization of the value of the warrant issued in January 2005 for consulting services.

(ee) A reduction of the quarterly expense resulted from a translation error in calculating the US dollar equivalent from the reported amounts in the South African Rand. The information transmitted was incorrectly interpreted, requiring a reduction adjustment of $321,776.

Statement of Operations Restatement for the Three Months Ended March 31, 2004

The following table reconciles the previously reported net loss amount to the restated net loss amount for the quarter ended March 31, 2004.

Net Loss
Previously reported amount	$(1,507,524)
Amortization previously recorded	284,115
Restated amortization	(42,860)
Penalty shares issued (ff)	(2,152,128)
Restated net loss for the quarter ended March 31, 2004	$(3,418,397)

(ff) In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares, which we deemed “penalty shares.” We previously recorded only the par value of this issuance as a component of shareholders’ equity, thereby reducing the per unit value from $0.25 to $0.21. Based on further analysis, we reclassified the issuance as expense, valued at $2,152,128. We used a five closing sale price average of our common stock as listed on the OTCBB. Using the ending date of February 11, 2004, and the previously four trading days, the average was $1.056.

Also, the loss per share increased $0.06 for the quarter ended March 31, 2004 (from $0.05 to $0.11) due mainly from the expensing of the penalty shares issued as noted above.

Statement of Cash Flows Restatement for the Three Months Ended March 31, 2005

We made corrections in the presentation of the cash flow statements within the Operation Activities section only, with no correction to the net cash used in operating activities as reported previously. The following table reconciles the net loss to the restated amount for the quarter ended March 31, 2005.

Previously reported amortization of participation mining rights	$466,084
Corrected amortization of participation mining rights	(144,308)
Reclass of amortization of prepaid consulting fees related to stock/warrants	(177,335)
Previously reported prepaid expenses from changes in operating assets	(163,425)
Corrected prepaid expenses from changes in operating assets	211,550
Net adjustment	192,566
Previously reported operating activities net loss	(1,686,754)
Corrected operating activities net loss	$(1,494,188)

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

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,”“us,”“our,”“Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 114,000 hectares (approximately 279,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a new VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

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

Operating Expenses

General and administrative expenses were $1,047,040 for the three months ended March 31, 2005 as compared to $819,906 for the same period in 2004. Of the expenses reported in 2005, the majority related primarily to our marketing programs, which included direct mailing campaigns, emailing campaigns, minerals trade publications, research analysts, luncheons and special invite events and improvements to our website. We anticipate the future marketing dollars expenditures will decrease for the remainder of fiscal 2005. Whereas, for the period in 2004, the primary use of dollars went to litigation expense due to a lawsuit from a former CEO.

Exploration expenses were $269,020 for the three months ended March 31, 2005 as compared to $403,503 for the same period in 2004. Exploration expenses for 2005 relate to: (i) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (ii) McFaulds Lake and (iii) the Bates-Hunter project. We anticipate the rate of spending for the remaining fiscal 2005 exploration expenses will increase due to the additional drill rigs at the FSC project and our due diligence exploratory work commencing at the Bates-Hunter. Exploration expenses for 2004 related to the expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site and the expenses related to the Brazmin properties, which we disposed of in August 2004.

Amortization expenses were $52,796 for the three months ended March 31, 2005 as compared to $42,860 for the same period in 2004. Amortization expenses for 2005 include the FSC and McFaulds Lake, both of which will be fully amortized by June 30, 2005. Amortization expenses for 2004 include the FSC and Holdsworth Projects, whereby Holdsworth was fully amortized by December 31, 2004.

In October 2003, we completed a private placement of 10,190,000 units of our securities, each unit consisting of one share of common stock and a one-year warrant to purchase one-half of one share of common stock at a price of $0.75 per share. The units were sold at a price of $0.25 per unit, resulting in gross proceeds of $2,547,500 before agent commissions and other offering related expenses. We agreed to file a registration statement under the Securities Act of 1933 covering the resale of the shares purchased in the private placement. In accordance with the terms of the private placement, because such registration statement was not declared effective by the Securities and Exchange Commission by February 11, 2004, we issued to the investors an additional one-fifth of one share of our common stock for each unit purchased in the private placement, or 2,038,000 shares, which we deemed “penalty shares.” We previously recorded only the par value of this issuance as a component of shareholders’ equity, thereby reducing the per unit value from $0.25 to $0.21. Based on further analysis, we have reclassified the issuance as expense, valued at $2,152,128. We used a five-day closing sale price average of our common stock as listed on the OTCBB. Using the ending date of February 11, 2004, and the previously four trading days, the average was $1.056.

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

We had working capital of $1,623,335 at March 31, 2005, compared to $1,076,840 at December 31, 2004. Cash and equivalents were $753,016 at March 31, 2005, representing a decrease of $369,332 from the cash and equivalents of $1,122,348 at December 31, 2004.

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

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by Hawk. The option agreement required cash payments of Cdn$60,000 (US$45,501) and the issuance of 200,000 shares of our non-registered common stock, valued at $84,000. On December 2, 2004, we entered into a farm out option agreement with MacDonald Mines Exploration Ltd. whereby they can earn a 55% interest (subject to a 2% royalty) in the McFaulds Lake Project by (i) making a Cdn$10,000 cash payment, (ii) issuing 250,000 shares of their common stock and (iii) paying exploration expenditures of Cdn$200,000. Our pro-rata portion of the Cdn$10,000 ($5,817) has been received along with 175,000 shares of MacDonald, valued at $17,364 for the quarter ended March 31, 2005.

As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a 3 to 4 drillhole exploration program on the FSC Project that commenced in October 2003. A balance of US$590,351 remains in Kwagga’s account as of March 31, 2005. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

In September and October 2004, certain warrant holders exercised on previously issued and outstanding warrants at an exercise price of $0.25 per share, providing gross proceeds of $144,108. The holders were offered a reduced price for a limited time and converted into 576,461 shares of common stock. The range of original price of the warrants exercised was from $0.50 to $5.50 per share.

On January 7, 2005, we completed a private placement of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. The warrants have an expiration date of December 31, 2006. We sold an aggregate of 25,050,000 units, resulting in gross proceeds of $2,505,000. In connection with the private placement, we engaged a placement agent, Galileo Asset Management SA, Switzerland. As compensation for their services, we agreed to pay compensation: (i) a commission payable in cash equal to 7% of the gross proceeds resulting from the agent’s selling efforts; and (ii) a warrant to purchase such number of shares (at an exercise price of $0.25 per share) of common stock equal to 6% of the units sold as a result of their efforts. In accordance with such terms, we have paid cash commission of $22,750, and issued a warrant to purchase 195,000 shares of our common stock (at an exercise price of $0.25 per share) with an expiration date of December 31, 2006. The warrants were valued at $61,383 using the Black-Scholes pricing model and are recorded as a component in the shareholders’ equity section under Warrants.

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

WITS BASIN PRECIOUS MINERALS INC.

Date: August 12, 2005	By:	/s/ H. Vance White
H. Vance White
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer