Form 10QSB
period 2005-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2005-08-15
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 12, 2005, there were 62,311,496 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
JUNE 30, 2005

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of June 30, 2005 and December 31, 2004	4

	Condensed Consolidated Statements of Operations -
	For the three months and six months ended	5
	June 30, 2005 and June 30, 2004

	Condensed Consolidated Statements of Cash Flows -
	For the six months ended June 30, 2005 and June 30, 2004	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	18

Item 3.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 5.	Other Information	29

Item 6.	Exhibits	29
	Signatures	30

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-QSB, the words “may,”“could,”“should,”“anticipate,”“believe,”“estimate,”“expect,”“intend,”“plan,”“predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-QSB with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section of Item 2 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Form 10-QSB.

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	(unaudited) June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$419,470	$1,122,348
Receivables	20,047	30,817
Prepaid expenses	836,016	317,276
Investment	17,134	18,904
Total current assets	1,292,667	1,489,345

PARTICIPATION MINING RIGHTS, net	320,765	840,310
DEBT ISSUANCE COSTS, net	36,527	80,359
	$1,649,959	$2,410,014

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Promissory notes payable	$296,684	$87,279
Accounts payable	68,697	191,631
Accrued expenses	17,721	133,595
Total current liabilities	383,102	412,505

ACCRUED GUARANTEE FEE	30,000	30,000
PRIVATE PLACEMENT ESCROW	--	734,950
Total liabilities	413,102	1,177,455

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 150,000,000 shares authorized;
61,899,576 and 42,601,612 shares issued and outstanding	618,996	426,016
Additional paid-in capital	33,008,531	31,388,817
Warrants	6,800,853	5,238,405
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(16,259,063)	(12,888,219)
Total shareholders’ equity	1,236,857	1,232,559
	$1,649,959	$2,410,014

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

					May 1, 2003
	Three Months Ended June 30,		Six Months Ended June 30,		(inception)
		Restated		Restated	to June 30,
	2005	2004	2005	2004	2005
Revenues	$--	$--	$--	$--	$--

Operating Expenses:
General and administrative	1,421,993	295,171	2,469,033	1,115,077	5,607,988
Exploration expenses	358,967	297,987	627,987	701,490	7,124,819
Depreciation and amortization	52,825	42,862	105,650	85,722	433,997
Stock issued as penalty	--	--	--	2,152,128	2,152,128
Loss on impairment of Brazmin	(75,000)	466,578	(75,000)	466,578	667,578
Loss on disposal of assets	--	--	--	--	1,633
Total operating expenses	1,758,785	1,102,598	3,127,670	4,520,995	15,988,143
Loss from Operations	(1,758,785)	(1,102,598)	(3,127,670)	(4,520,995)	(15,988,143)

Other Income (Expense):
Interest income	47	--	47	--	2,272
Interest expense	(117,688)	(41,530)	(241,450)	(41,530)	(536,495)
Unrealized loss on investment	(230)	--	(1,771)	--	(1,771)
Total other expense	(117,871)	(41,530)	(243,174)	(41,530)	(535,994)
Loss from operations before income tax
refund and discontinued operations	(1,876,656)	(1,144,128)	(3,370,844)	(4,562,525)	(16,524,137)
Benefit from income taxes	--	--	--	--	243,920
Loss from Continuing Operations	$(1,876,656)	$(1,144,128)	$(3,370,844)	$(4,562,525)	$(16,280,217)

Discontinued Operations (See Note 11)
Gain from discontinued operations	--	--	--	--	21,154
Net Loss	$(1,876,656)	$(1,144,128)	$(3,370,844)	$(4,562,525)	$(16,259,063)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.03)	$(0.03)	$(0.06)	$(0.14)	$(0.48)
Discontinued operations	--	--	--	--	--
Net Loss	$(0.03)	$(0.03)	$(0.06)	$(0.14)	$(0.48)

Basic and diluted weighted average
outstanding shares	60,467,091	33,319,137	59,296,713	32,593,994	33,535,527

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,		May 1, 2003 (inception) to
		Restated	June 30,
	2005	2004	2005
OPERATING ACTIVITIES:
Net loss	$(3,370,844)	$(4,562,525)	$(16,259,063)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	105,650	85,722	433,997
Loss on disposal of assets	--	--	1,633
Loss on impairment of Brazmin	--	466,578	742,578
Issue of common stock for exploration rights	94,000	--	4,935,290
Amortization of participation mining rights	413,895	534,077	1,779,235
Amortization of debt issuance costs	43,832	7,306	94,970
Amortization of original issue discount	216,666	36,113	469,445
Amortization of prepaid consulting fees related to issuance of warrants and common stock	493,069	--	1,157,152
Compensation expense related to stock options and warrants	265,500	154,475	734,998
Contributed services by an executive	50,000	40,000	154,500
Issuance of common stock as penalty related to October 2003 private placement	--	2,152,128	2,152,128
Unrealized loss on investment	1,771	--	1,771
Interest expense related to common stock issued in lieu of cash payments of note payable	7,833	--	7,833
Changes in operating assets and liabilities:
Accounts receivable, net	30,770	--	42,970
Prepaid expenses	98,328	200,476	142,694
Accounts payable	(122,934)	202,668	15,555
Accrued expenses	(114,352)	(8,694)	(176,344)
Net cash used in operating activities	(1,786,816)	(691,676)	(3,568,658)

INVESTING ACTIVITIES:
Proceeds from sale of Brazmin	--	--	25,000
Investment in participation mining rights	--	(303,482)	(2,239,121)
Net cash used in investing activities	--	(303,482)	(2,214,121)

FINANCING ACTIVITIES:
Payments on long-term debt	(127,781)	--	(293,281)
Private placement advances held in escrow	(734,950)	--	--
Cash proceeds from issuance of common stock	1,628,669	--	4,725,272
Cash proceeds from exercise of stock options	--	152,400	169,900
Cash proceeds from exercise of warrants	68,000	--	212,108
Cash proceeds from short-term debt	250,000	--	250,000
Cash proceeds from long-term debt	--	650,000	650,000
Debt issuance costs	--	(131,497)	(131,497)
Net cash provided by financing activities	1,083,938	670,903	5,582,502

Change in Cash and Equivalents; and Liabilities of Discontinued Operations	--	(13,580)	(77,293)
Decrease in Cash and Equivalents	(702,878)	(337,835)	(277,570)
Cash and Equivalents, beginning of period	1,122,348	363,990	697,040
Cash and Equivalents, end of period	$419,470	$26,155	$419,470

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,”“us,”“our,”“Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 117,000 hectares (approximately 289,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a new VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed March 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Off Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

For the quarter ended June 30, 2005, and as still permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method. We recorded no compensation expense for the three months ended June 30, 2005 as compared to $54,983 for the same period in 2004 and we recorded no compensation expense for the six months ended June 30, 2005 as compared to $82,475 for the same period in 2004. However, had compensation expenses for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows for:

	Three Months Ended June 30,		Six Months Ended June 30,		May 1, 2003 (inception) to
		Restated		Restated	June 30,
	2005	2004	2005	2004	2005
Net loss:	$(1,876,656)	$(1,144,128)	$(3,370,844)	$(4,562,525)	$(16,259,063)
Stock based employee
compensation expense
included in net loss (1)	$--	$54,983	$--	$82,475	$88,764
Stock based employee
compensation expense
determined under the fair
value based method (1)	$(309,564)	$(754,473)	$(359,564)	$(1,185,965)	$(5,055,908)
Pro forma net loss	$(2,186,220)	$(1,843,618)	$(3,730,408)	$(5,666,015)	$(21,226,207)
Loss per share (basic and diluted)
As reported	$(0.03)	$(0.03)	$(0.06)	$(0.14)	$(0.48)
Pro forma	$(0.04)	$(0.06)	$(0.06)	$(0.17)	$(0.63)

(1) Reported net of related tax effect.

In determining the compensation expense of the options granted during the three and six months ended June 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk free interest rate	4.5%	4.5%	4.5%	4.5%
Expected life of options granted	10 years	10 years	10 years	10 years
Expected volatility factor	191%	306%	194%	334%
Expected dividend yield	--	--	--	--

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

NOTE 3 - RECEIVABLES

On June 15, 2005 we entered into a note receivable in the amount of $20,000 relating to an exercise of a warrant. The note was secured by pledging 100,000 shares of our common stock. The note receivable accrues interest at five percent per annum. The note was paid in July 2005.

NOTE 4 - PREPAID EXPENSES

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

In April 2005, we issued (i) 300,000 shares of our common stock (valued at $73,200 based on an average five day closing sale price of our common stock) and 300,000 two-year warrants (valued at $54,794 using the Black-Scholes pricing model), exercisable at $0.50 per share as compensation to a consultant, related to our website marketing and monitoring programs; (ii) 150,000 two-year warrants (valued at $32,994 using the Black-Scholes pricing model) in 50,000 increments exercisable at $0.25, $0.50 and $0.75 per share as compensation to a consultant, related to advice of the investment capital markets and investment banking relationships and (iii) 150,000 two-year warrants (valued at $28,668 using the Black-Scholes pricing model) exercisable at $0.30 per share as compensation to two consultants (one 50,000 and one 100,000 issuance) who directly will be working with us on the Bates-Hunter project. Amortization of these issuance costs will vary between one and two years.

In May 2005, we entered into warrant exercise agreements with two warrant holders, allowing them a reduced exercise price on previously issued and outstanding warrants. They hold an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allows for monthly exercises with an exercise price of $0.20 per share. For the month ending June 30, 2005, an aggregate of 440,000 warrants were exercised providing net proceeds of $88,000 (received $68,000 in cash and a $20,000 note receivable, subsequently paid in July 2005). Each month thereafter, until March 31, 2006, they can exercise an aggregate of 262,400 warrants. Should each warrant holder exercise their maximum monthly allotment, we would net $52,480 per month. An additional expense resulted from the modification of these warrants and was calculated using the Black-Scholes pricing model. An additional $209,817 was recorded as a component of Prepaid Expenses and is being amortized over an eleven month period to coincide with the terms of the agreements.

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

Components of prepaid expenses are as follows:

	June 30,	December 31,
	2005	2004
Prepaid consulting fees	$777,485	$160,417
Other prepaid expenses	58,531	156,859
	$836,016	$317,276

The estimated usage during the quarter ending September 30, 2005, will be approximately $351,000.

NOTE 5 - INVESTMENT

On June 10, 2004, we entered into an option agreement to earn a 70% interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. On December 2, 2004, we entered into an agreement with MacDonald Mines Exploration Ltd. (“MacDonald”) whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. One of the provisions under the agreement required MacDonald to issue 250,000 shares of its common stock. This stock issuance is pro rata shared between Hawk and us on our respective 30 percent and 70 percent basis. The US Dollar value of our 70 percent (175,000 shares of MacDonald, TSXV:BMK) was $18,904 on December 31, 2004. The US Dollar value of our 175,000 shares was $17,134 on June 30, 2005. We consider this a current asset since: (i) these shares are publicly traded on the Toronto Stock Exchange and have a ready market for disposal, and (ii) we did not obtain these shares with the intent to hold as an investment.

NOTE 6 - PARTICIPATION MINING RIGHTS

As of June 30, 2005, we hold interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth and McFaulds Lake) and in the continental United States (Bates-Hunter).

FSC and Holdsworth Projects

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. One of the projects is the FSC Project, in which we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project covering approximately 117,000 hectares (approximately 289,000 acres) located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project

To date, we have invested $2,100,000 in Kwagga, which is being used to fund a 3 to 4 drillhole exploration program on the FSC Project that commenced in October 2003. Once the current exploration activities being conducted on the FSC Project are complete, estimated to be completed in fiscal 2005, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

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

In accordance with South African legislation, Kwagga will offer to a black economic empowerment group an option to purchase up to a 28 percent equity stake in Kwagga at a price to be mutually agreed upon by us, Kwagga and AfriOre. If such empowerment groups exercises such right to be granted, our interest in Kwagga would be proportionately diluted. For example, if we own 50 percent of Kwagga’s outstanding capital stock prior to the time any black economic empowerment group purchases a 28 percent stake, we would own 36 percent of Kwagga’s outstanding capital after the sale.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $320,765 remains in their cash reserves at June 30, 2005. The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 11 percent. This reduction is one of the factors that have contributed to decreasing our initial 5 to 7 drillhole program on the FSC to be revised to only a 3 to 4 drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with our initial investment.

Currently, AfriOre reports that drilling has progressed to a depth of approximately 2,400 meters in borehole BH 48, the second drillhole in our program. Due to an area of sidewall weakness in BH 48, remedial and rehabilitation work caused a three month delay. In April 2005, we announced initial results from BH48, that being the discovery of identical cover rocks (to those found in the main Witwatersrand basin) and Witwatersrand type quartzites underlying these cover rocks. The presence of Witwatersrand-type quartzite rocks beneath this level of cover rock enhances the value of this drillhole and the costs required to re-establish the integrity of the side walls justified the delay. Core samples have been sent for assay and we expect the analysis to be forthcoming shortly. AfriOre has begun preparation to commence on the third drillhole.

The other exploration project we acquired from Hawk USA in June 2003, located in the Wawa area near the village of Hawk Junction, Ontario, Canada, is the Holdsworth Project. The Holdsworth Project consists of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres). The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. Once we have secured the financing, which we estimate to be approximately $150,000, we plan to conduct pre-exploration activities on the Holdsworth Project. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

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

The ownership of the option will not be transferred from Hawk to MacDonald and us until the final exploration expenditure has been incurred prior to December 2005. Furthermore, regardless if any of the work scheduled is not completed, the terms of the option agreement requires that the entire Cdn$200,000 is a mandatory expenditure.

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

Components of participation mining rights are as follows:

	June 30, 2005	December 31, 2004
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
McFaulds Lake	129,501	129,501
Gross Participation Mining Rights	2,558,600	2,558,600
Less exploration expenditures report by AfriOre and Kwagga	1,779,235	1,365,340
Less earn in option with MacDonald in McFaulds Lake (2)	24,721	24,721
Less amortization (3)	433,879	328,229
	$320,765	$840,310

(1)	Includes the June 2003 Hawk agreement costs and the issuance of an option to a former director.
(2)
In exchange for the option agreement with MacDonald, they made a cash payment of Cdn$10,000 (our pro rata share in US Dollar value was $5,817) and issued 250,000 shares of their common stock (our pro rata share in US Dollar value was $18,904) both valued as of December 31, 2004.

(3)	All costs have been fully amortized as of June 30, 2005 and the remaining balance of $320,765 represents the cash balance held by Kwagga/AfriOre.

NOTE 7 - DEBT ISSUANCE COSTS

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

The following table summarizes the amortization of debt issuance costs:

	June 30, 2005	December 31, 2004
Gross debt issuance costs	$131,497	$131,497
Less: amortization of debt issuance costs	94,970	51,138
Debt issuance costs, net	$36,527	$80,359

NOTE 8 -PROMISSORY NOTES

Secured Promissory Note Payable

On June 1, 2004, we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The Note is secured by substantially all of our assets and bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,417 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock. The number of shares of our common stock which may be issued to repay any or all of any monthly obligation may not exceed the lesser of: (i) 10 percent of the aggregate number of traded shares of our common stock for the 30 trading days immediately preceding such monthly payment date or (ii) the greatest number of shares of our common stock which, when added to the number of shares of our common stock beneficially owned by Pandora, would not cause Pandora to beneficially own more than 4.99 percent of the our outstanding common stock. If we elect to pay the required monthly payment in shares of common stock (which we elected to do, see the discussion that follows) the per-share value is equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.

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

The following table summarizes the secured promissory note balance:

Original gross proceeds	$650,000
Less: original issue discount at time of issuance of note	(650,000)
Less: principal payments	(424,283)
Add: amortization of original issue discount	469,445
Balance at June 30, 2005	$45,162

Through Mach 31, 2005, all principal and interest payments were made in cash. Regarding the April, May and June payments, we elected to pay all principal and interest payments by the issuance of common stock. The per-share value is equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.

The following table summarizes the issuance of our common stock for principal and interest payments.

	April 2005	May 2005	June 2005
Eighty-five percent of average bid price (1)	$0.20	$0.20	$0.15
Monthly principal	$43,305	$43,666	$44,030
Monthly interest	$2,973	$2,612	$2,248
Shares of common stock issued	226,180	236,086	309,698

(1) Rounding occurred in calculating the shares to be issued.

As of June 30, 2005, the Note is current.

Promissory Note Payable

In May 2005, we entered into a short-term loan arrangement with a shareholder of ours (an individual resident of Ohio) whereby we borrowed $250,000 through a purchase agreement with an unsecured promissory note payable (“PN”). The PN bears a six percent interest rate per annum and has a due date of September 15, 2005. As additional consideration for the PN, we agreed to amend the terms of a warrant previously held by the shareholder, to purchase up to 500,000 shares of our common stock at a reduced exercise price per share. The original warrant had an exercise price of $0.25 per share and by the terms of the PN, the exercise price has been reduced to $0.10 per share for the period ending June 30, 2005.

The following table summarizes the promissory note balance:

Original gross proceeds	$250,000
Accrued interest payable	1,522
Balance at June 30, 2005	$251,522

Furthermore, since we had not repaid the PN in full by July 15, 2005, we further are obligated to the following: (i) reduce the already reduced exercise price of the warrant to $0.01 per share; (ii) the applicable interest rate of the PN from July 15 forward shall increase to 18 percent per annum and (iii) we are required to issue 50,000 shares of our common stock for each month there remains an outstanding balance beginning August 15, 2005.

NOTE 9 - ACCRUED GUARANTEE

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. Pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. As of June 30, 2005, the principal balance is approximately $216,000, with an additional accrued interest of approximately $14,000 due.

Furthermore, Farmers State Bank states that Meteor Marketing remains in default as of June 30, 2005, but no legal foreclosure collection action has been commenced. A Senior VP of Farmers State Bank has informed us that one of the two real estate parcels securing the debt is under a sale contract with contingencies and that they are awaiting the conclusion of this sale contract to determine whether legal collection action will be taken. They disclosed to us that this debt obligation has remained past due since November 15, 2004.

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

NOTE 10 - PRIVATE PLACEMENT ESCROW

We were holding advances of $734,950 in escrow related to a private placement of units of our securities, which we completed on January 7, 2005.
NOTE 11 - DISCONTINUED OPERATIONS

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

NOTE 12 - RESTATEMENT

Statement of Operations Restatement for the Three and Six Months Ended June 30, 2004

The following table reconciles the previously reported net loss amount to the restated net loss amount for:

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Previously reported net loss	$(1,536,127)	$(4,954,525)
Reverse Brazmin out of exploration expenses	858,578	858,578
Record Brazmin portion of loss on impairment value	(466,578)	(466,578)
Restated amortization	(1)	--
Restated net loss	$(1,144,128)	$(4,562,525)

The following table reconciles the previously reported loss per common share amounts to the restated amounts.

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Continuing Operations	Discontinuing Operations	Continuing Operations	Discontinuing Operations
Basic and diluted net loss
per common share:
Previously reported amounts	$(0.05)	$--	$(0.15)	$--
Restated amounts	0.02	--	0.01	--
Restated Net Loss	$(0.03)	$--	$(0.14)	$--

Statement of Cash Flows Restatement for the Six Months Ended June 30, 2004

We made reclassifications in the presentation of the cash flow statement for the six months ended June 30, 2004, relating to the secured promissory note payable and the expenses recorded in participation mining rights.

The following table reconciles the previously reported net cash used in and net cash provided by amounts for:

	Operating Activities	Investing Activities	Financing Activities
Previously reported amount	$(1,048,173)	$(78,482)	$802,400
Amortization of debt issuance costs (1)	7,306	--	(7,306)
Changes in operating assets: Prepaid expenses (2)	225,000	(225,000)	--
Changes in operating assets: Other assets (1)	124,191	--	(124,191)
Restated amount	$(691,676)	$(303,482)	$670,903

(1)	The amounts were reclassified to debt issuance costs.
(2)	The amount was reclassified to investment in participation mining rights.

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

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,”“us,”“our,”“Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 117,000 hectares (approximately 289,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a new VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2004.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2005 and 2004. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results. It is our estimate that the Bates-Hunter Gold Mine could possibly be the first revenue producing project in our current portfolio.

Operating Expenses

General and administrative expenses were $1,421,993 for the three months ended June 30, 2005 as compared to $295,171 for the same period in 2004. General and administrative expenses were $2,469,033 for the six months ended June 30, 2005 as compared to $1,115,077 for the same period in 2004. Of the expenses reported in 2005, the majority related primarily to our investor relations programs, which included direct mailing campaigns, emailing campaigns, minerals trade publications, research analysts, luncheons and special invite events and improvements to our website. We anticipate the future investors relation expenditures will decrease for the remainder of fiscal 2005. Whereas, for the period in 2004, the primary use of dollars went to litigation expense due to a lawsuit from a former CEO.

Exploration expenses were $358,967 for the three months ended June 30, 2005 as compared to $297,987 for the same period in 2004. Exploration expenses were $627,987 for the six months ended June 30, 2005 as compared to $701,490 for the same period in 2004. Exploration expenses for 2005 relate to: (i) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (ii) McFaulds Lake and (iii) the Bates-Hunter project. We anticipate the rate of spending for the remaining fiscal 2005 exploration expenses will increase due to the additional drill rigs at the FSC project and our due diligence exploratory work commencing at the Bates-Hunter. Exploration expenses for 2004 related to the expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site and the expenses related to the Brazmin properties, which we disposed of in August 2004.

Amortization expenses were $52,825 for the three months ended June 30, 2005 as compared to $42,862 for the same period in 2004. Amortization expenses were $105,650 for the six months ended June 30, 2005 as compared to $85,722 for the same period in 2004. Amortization expenses for 2005 include the FSC and McFaulds Lake, both of which will be fully amortized by June 30, 2005. Amortization expenses for 2004 include the FSC and Holdsworth Projects, whereby Holdsworth was fully amortized by December 31, 2004. No further amortization will occur for the remainder of 2005 unless we acquire a project that would allow such practice.

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

We recorded a loss on impairment for the three and six months ended June 30, 2004 relating to our South American subsidiary project, Brazmin. Upon further analysis of Brazil’s business policies, and further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluated the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement. We recorded a loss on impairment of $466,578 against the value of Brazmin. Furthermore, in June 2005, we received a $75,000 cash payment from the previous owner for our release of future rights we still held in the Brazmin project. We recorded this cash payment as a component of the loss on impairment of Brazmin, since it was a form of recovery of prior subsidiary.

Other Income and Expense

Our other income and expense consists of interest income, interest expense and loss of investment. We recorded $47 of interest income for the three and six months ended June 30, 2005 from the secured promissory note receivable of an investor related to the exercise of warrants. Interest expense for the three months ended June 30, 2005 was $117,688 compared to $41,530 for the same period in 2004. Interest expense for the six months ended June 30, 2005 was $241,450 compared to $41,530 for the same period in 2004. The 2005 interest expense relates to the notes payable and we anticipate that interest expense will remain about the same for the remainder of fiscal 2005. For the three months ended June 30, 2005, we recorded an unrealized loss of $230 on the common stock we hold in MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company. For the six months ended June 30, 2005, we’ve recorded an unrealized loss amount of $1,771. We received the shares as a form of compensation for their 55 percent earn in option in the McFaulds Lake Project. We constructively received these shares on December 31, 2004 and anticipate selling them in the near term with the intent to recover the initial value.

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

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the quarters ended June 30, 2005 and 2004, we had net cash used in operating activities of $1,786,816 and $691,676, respectively.

We had working capital of $909,565 at June 30, 2005, compared to $1,076,840 at December 31, 2004. Cash and equivalents were $419,470 at June 30, 2005, representing a decrease of $702,878 from the cash and equivalents of $1,122,348 at December 31, 2004.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP, a Virgin Islands limited partnership. The Note is secured by substantially all of our assets. The Note bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,416.67 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278.15. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock, which we did for the payments due April, May and June 2005. We issued an aggregate amount of 771,964 shares and as of June 30, 2005, the Note is current.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by Hawk. The option agreement required cash payments of Cdn$60,000 (US$45,501) and the issuance of 200,000 shares of our non-registered common stock, valued at $84,000. On December 2, 2004, we entered into a farm out option agreement with MacDonald Mines Exploration Ltd. whereby they can earn a 55% interest (subject to a 2% royalty) in the McFaulds Lake Project by (i) making a Cdn$10,000 cash payment, (ii) issuing 250,000 shares of their common stock and (iii) paying exploration expenditures of Cdn$200,000. Our pro-rata portion of the Cdn$10,000 ($5,817) has been received along with 175,000 shares of MacDonald, valued at $17,134 for the quarter ended June 30, 2005.

As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a 3 to 4 drillhole exploration program on the FSC Project that commenced in October 2003. A balance of US$320,765 remains in Kwagga’s account as of June 30, 2005. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

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

In May 2005, we entered into warrant exercise agreements with two warrant holders, allowing them a reduced exercise price on previously issued and outstanding warrants. They hold an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allows for monthly exercises with an exercise price of $0.20 per share. For the month ending June 30, 2005, an aggregate of 440,000 warrants were exercised providing net proceeds of $88,000 (received $68,000 in cash and a $20,000 note receivable, subsequently paid in July 2005). Each month thereafter, until March 31, 2006, their can exercise an aggregate of 262,400 warrants. Should each warrant holder exercise their maximum monthly allotment, we would net $52,480 per month.  An additional expense resulted from the modification of these warrants and was calculated using the Black-Scholes pricing model.  An additional $209,817 was recorded as a component of Prepaid Expenses and is being amortized over an eleven month period to coincide with the terms of the agreements.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $2,100,000 (to include debt servicing of approximately $480,000, Holdsworth for $150,000 and Bates-Hunter for $850,000). We continue to have the possibility to service the Pandora secured promissory note with shares of our common stock and will continue to monitor the benefits that share issuance provides over cash payments. Additionally, should the exploration results for Bates-Hunter prove viable, it will require $3,000,000 to complete the purchase by November 30, 2005. Furthermore, when the exploration results from the FSC Project are completed during the third quarter of 2005, we may be required to have an additional $1,400,000 advance available within a 120-day timeframe in order to maintain our level of participation in Kwagga. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2005.

As of June 30, 2005, we had only approximately $1,293,000 of cash and other current assets on hand. Since we do not expect to generate any significant revenue from operations in 2005, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of both operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan. Accordingly, we are an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of June 30, 2005 we have rights in four projects: the FSC Project in South Africa, the Bates-Hunter Gold Mine in Colorado, the McFaulds Lake Project in northern Ontario, and the Holdsworth Property near Wawa, Ontario, Canada. None of these projects may ever produce any significant mineral deposits, however.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through June 30, 2005, we have incurred an aggregate net loss of $16,259,063. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of June 30, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

THE SOUTH AFRICAN RAND VERSUS THE US DOLLAR.

The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Exchange rates are influenced by global economic trends beyond our control. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 11 percent. On June 30, 2003, the exchange rates were approximately R7.51 = $1.00. On June 30, 2004, the exchange rates were approximately R6.28 = $1.00. And on June 30, 2005, the exchange rates were approximately R6.67 = $1.00. This reduction is one of the factors that have contributed to decreasing our initial 5 to 7 drillhole program on the FSC to be revised to only a 3 to 4 drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with our initial investment.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. Pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. As of June 30, 2005, the principal balance is approximately $216,000, with an additional accrued interest of approximately $14,000 due.

Furthermore, Farmers State Bank states that Meteor Marketing remains in default as of June 30, 2005, but no legal foreclosure collection action has been commenced. A Senior VP of Farmers State Bank has informed us that one of the two real estate parcels securing the debt is under a sale contract with contingencies and that they are awaiting the conclusion of this sale contract to determine whether legal collection action will be taken. They disclosed to us that this debt obligation has remained past due since November 15, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2005, we entered into a one-year consulting agreement with Caribbean Consultants Holdings Associated S.A., as a non-exclusive consultant, to provide the Company with public relations and marketing services outside of the continental United States and as consideration for such services, the Company granted to Caribbean a warrant to purchase up to 2,000,000 shares of common stock, with an exercise price of $0.225 per share and an expiration date of December 31, 2006. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the consultant is “accredited” (as defined by Rule 501(a)) promulgated under the Securities Act, that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

During the quarter ended June 30, 2005, we entered into various agreements with consultants for services in marketing, public relations and website marketing. We issued an aggregate 1,136,000 shares of our un-registered common stock and 450,000 warrants to purchase shares of our common stock to eight consultants for their services, with some services extending into 2006. Additionally, we granted an aggregate of 150,000 two-year warrants to two individuals for their on-going efforts towards the Bates-Hunter project in Colorado. All warrants were issued at or above market price on date of grant. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company reasonably believes that each consultant is “sophisticated,” no general solicitation was involved, and the transaction did not otherwise involve a public offering.

In May 2005, we entered into agreements with two of our shareholders, whereby we offered a reduced exercise price on all stock purchase warrants they held to reflect a $0.20 per share exercise price. They held an aggregate of 3,063,834 warrants with exercise prices that ranged from $0.40 to $5.50 per share. For the month ending June 30, 2005, an aggregate of 440,000 warrants were exercised and each month thereafter, until March 31, 2006, they can exercise an aggregate of 262,400 warrants. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that each warrant holder is “accredited” (as defined by Rule 501(a)) promulgated under the Securities Act, that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

Item 5. Other Information

See the disclosures under Item 2.

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