Form 10QSB
period 2005-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2005-11-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of November 11, 2005, there were 65,554,159 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
SEPTEMBER 30, 2005

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

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	(unaudited) September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and equivalents	$77,184	$1,122,348
Receivables	--	30,817
Prepaid expenses	455,839	317,276
Investment	8,292	18,904
Total current assets	541,315	1,489,345

PARTICIPATION MINING RIGHTS, net	153,179	840,310
DEBT ISSUANCE COSTS, net	14,611	80,359
	$709,105	$2,410,014

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Promissory notes payable	$269,190	$87,279
Accounts payable	107,252	191,631
Accrued expenses	54,190	133,595
Total current liabilities	430,632	412,505

ACCRUED GUARANTY FEE	30,000	30,000
PRIVATE PLACEMENT ESCROW	--	734,950
Total liabilities	460,632	1,177,455

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 150,000,000 shares authorized;
64,038,639 and 42,601,612 shares issued and outstanding	640,386	426,016
Additional paid-in capital	33,377,910	31,388,817
Warrants	6,727,031	5,238,405
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(17,564,394)	(12,888,219)
Total shareholders’ equity	248,473	1,232,559
	$709,105	$2,410,014

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 1, 2003 (inception) to
	2005	2004	2005	Restated 2004	September 30, 2005
Revenues	$--	$--	$--	$--	$--

Operating Expenses:
General and administrative	724,163	208,941	3,193,196	1,324,018	6,332,151
Exploration expenses	379,068	201,624	1,007,055	903,114	7,503,887
Depreciation and amortization	--	75,234	105,650	160,956	433,997
Stock issued as penalty	--	--	--	2,152,128	2,152,128
Loss on impairment of Brazmin	--	--	(75,000)	466,578	667,578
Loss on disposal of assets	--	--	--	--	1,633
Total operating expenses	1,103,231	485,799	4,230,901	5,006,794	17,091,374
Loss from Operations	(1,103,231)	(485,799)	(4,230,901)	(5,006,794)	(17,091,374)

Other Income (Expense):
Interest income	(47)	--	--	--	2,225
Interest expense	(193,211)	(124,583)	(434,661)	(166,113)	(729,706)
Unrealized loss on investment	(8,842)	--	(10,613)	--	(10,613)
Total other expense	(202,100)	(124,583)	(445,274)	(166,113)	(738,094)
Loss from operations before income tax
refund and discontinued operations	(1,305,331)	(610,382)	(4,676,175)	(5,172,907)	(17,829,468)
Benefit from income taxes	--	--	--	--	243,920
Loss from Continuing Operations	$(1,305,331)	$(610,382)	$(4,676,175)	$(5,172,907)	$(17,585,548)

Discontinued Operations (See Note 11)
Gain from discontinued operations	--	--	--	--	21,154
Net Loss	$(1,305,331)	$(610,382)	$(4,676,175)	$(5,172,907)	$(17,564,394)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.02)	$(0.02)	$(0.08)	$(0.16)	$(0.48)
Discontinued operations	--	--	--	--	--
Net Loss	$(0.02)	$(0.02)	$(0.08)	$(0.16)	$(0.48)

Basic and diluted weighted average
outstanding shares	62,704,111	33,404,653	60,432,512	32,864,214	36,452,385

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC., and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,		May 1, 2003 (inception) to September 30,
	2005	2004	2005

OPERATING ACTIVITIES:
Net loss	$(4,676,175)	$(5,172,907)	$(17,564,394)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	105,650	160,956	433,997
Loss on disposal of assets	--	--	1,633
Loss on impairment of Brazmin	--	466,578	742,578
Issue of common stock for exploration rights	94,000	--	4,935,290
Amortization of participation mining rights	581,481	695,500	1,946,821
Amortization of debt issuance costs	65,748	29,222	116,886
Amortization of original issue discount	324,999	144,446	577,778
Amortization of prepaid consulting fees related to issuance of warrants and common stock	846,064	--	1,510,147
Compensation expense related to stock options and warrants	265,497	199,467	734,995
Contributed services by an executive	75,000	60,000	179,500
Issuance of common stock as penalty related to October 2003 private placement	--	2,152,128	2,152,128
Unrealized loss on investment	10,613	--	10,613
Interest expense related to issuance of common stock and warrants	67,647	--	67,647
Changes in operating assets and liabilities:
Accounts receivable, net	50,817	--	63,017
Prepaid expenses	132,511	248,637	176,877
Accounts payable	(84,378)	269,773	54,111
Accrued expenses	(79,406)	(5,506)	(141,398)
Net cash used in operating activities	(2,219,932)	(751,706)	(4,001,774)

INVESTING ACTIVITIES:
Proceeds from sale of Brazmin	--	25,000	25,000
Investment in participation mining rights	--	(378,482)	(2,239,121)
Net cash used in investing activities	--	(353,482)	(2,214,121)

FINANCING ACTIVITIES:
Payments on long-term debt	(127,781)	(40,861)	(293,281)
Private placement advances held in escrow	(734,950)	--	--
Cash proceeds from issuance of common stock	1,628,669	--	4,725,272
Cash proceeds from exercise of stock options	--	152,400	169,900
Cash proceeds from exercise of warrants	158,830	131,608	302,938
Cash proceeds from short-term debt	250,000	--	250,000
Cash proceeds from long-term debt	--	650,000	650,000
Debt issuance costs	--	(131,497)	(131,497)
Net cash provided by financing activities	1,174,768	761,650	5,673,332

Change in Cash and Equivalents; and Liabilities of Discontinued Operations	--	(13,580)	(77,293)
Decrease in Cash and Equivalents	(1,045,164)	(357,118)	(619,856)
Cash and Equivalents, beginning of period	1,122,348	363,990	697,040
Cash and Equivalents, end of period	$77,184	$6,872	$77,184

See accompanying notes to condensed consolidated financial statements

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2005
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,”  “us,”  “our,”  “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 110,000 hectares (approximately 270,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed March 31, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year as a whole.

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

Off Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

For the quarter ended September 30, 2005, and as still permitted by SFAS No. 123, we accounted for share-based payments to employees using the APB Opinion No. 25 intrinsic value method. We recorded no compensation expense for the three months ended September 30, 2005 as compared to $27,492 for the same period in 2004 and we recorded no compensation expense for the nine months ended September 30, 2005 as compared to $61,272  for the same period in 2004. However, had compensation expenses for employees been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		May 1, 2003 (inception) to
	2005	2004	2005	Restated 2004	September 30, 2005
Net loss:	$(1,305,331)	$(610,382)	$(4,676,175)	$(5,172,907)	$(17,564,394)
Stock based employee
compensation expense
included in net loss (1)	$--	$27,492	$--	$61,272	$88,764
Stock based employee
compensation expense
determined under the fair
value based method (1)	$--	$(50,000)	$(359,564)	$(1,235,965)	$(5,055,908)
Pro forma net loss	$(1,305,331)	$(632,890)	$(5,035,739)	$(6,347,600)	$(22,531,538)
Loss per share (basic and diluted)
As reported	$(0.02)	$(0.02)	$(0.08)	$(0.16)	$(0.48)
Pro forma	$(0.02)	$(0.02)	$(0.08)	$(0.19)	$(0.62)

(1) Reported net of related tax effect.

In determining the compensation expense of the options granted during the three and nine months ended September 30, 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk free interest rate	4.5%	4.5%	4.5%	4.5%
Expected life of options granted	10 years	10 years	10 years	10 years
Expected volatility factor	169%	339%	177%	354%
Expected dividend yield	--	--	--	--

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

NOTE 3 - RECEIVABLES

On August 3, 2004, we completed a termination agreement in which we sold our South American subsidiary, Brazmin Ldta., back to the original owner. In that agreement, we were due an additional $25,000 payment due on December 31, 2004. The final payment was received January 3, 2005.

On December 2, 2004, we entered into an agreement with MacDonald Mines Exploration Ltd., whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. One of the provisions under the agreement required MacDonald to make a cash payment of Cdn$10,000 by December 31, 2004, which we extended until January 31, 2005. This cash payment is pro rata shared between Hawk Precious Minerals Inc., Canada, and us on our respective 30 percent and 70 percent basis. The US Dollar value of our 70 percent (Cdn$7,000) was $5,817 on December 31, 2004. We received the payment in January 2005.

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

In May 2005, we entered into warrant exercise agreements with two warrant holders, allowing them a reduced exercise price on previously issued and outstanding warrants. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allows for monthly exercises with an exercise price of $0.20 per share. For the three months ending September 30, 2005, an aggregate of 354,150 warrants were exercised providing net proceeds of $70,830. For the nine months ending September 30, 2005, an aggregate of 794,150 warrants were exercised providing net proceeds of $158,830. Each month thereafter, until March 31, 2006, they can exercise an aggregate of 262,400 warrants. Should each warrant holder exercise their maximum monthly allotment, we would net $52,480 per month. An additional expense resulted from the modification of these warrants and was calculated using the Black-Scholes pricing model. An additional $209,817 was recorded and is being amortized over an eleven month period to coincide with the terms of the agreements.

In September 2005, we issued 50,000 shares of our common stock (valued at $7,000 based on an average five day closing sale price of our common stock and amortized over a four month period to coincide with the terms of the agreement) as compensation to a consultant related to advice of the investment capital markets.

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

Components of prepaid expenses are as follows:

	September 30, 2005	December 31, 2004
Prepaid consulting fees	$431,491	$160,417
Other prepaid expenses	24,348	156,859
	$455,839	$317,276

The estimated usage during the quarter ending December 31, 2005, will be approximately $325,000.

NOTE 5 - INVESTMENT

On June 10, 2004, we entered into an option agreement to earn a 70% interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. On December 2, 2004, we entered into an agreement with MacDonald Mines Exploration Ltd. (“MacDonald”) whereby they can earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. One of the provisions under the agreement required MacDonald to issue 250,000 shares of its common stock. This stock issuance is pro rata shared between Hawk and us on our respective 30 percent and 70 percent basis. The US Dollar value of our 70 percent (175,000 shares of MacDonald, TSXV:BMK) was $18,904 on December 31, 2004. The US Dollar value of our 175,000 shares was $8,292 on September 30, 2005. We consider this a current asset since we contemplate selling these shares during the final quarter of 2005.

NOTE 6 - PARTICIPATION MINING RIGHTS

The Participation Mining Rights were the initial investments we made in the mineral exploration projects of: (i) the FSC Project in South Africa, (ii) the Holdsworth and McFaulds Lake projects in Canada, and (iii) the South American project, Brazmin, Ltda., which was purchased and sold within the 2004 calendar year. These investments were in the form of: (a) shares of our common stock and warrants issued to purchase the rights to explore or buy assets, (b) cash expenditures required by the agreements we entered into to obtain those rights, (c) historical costs we recorded as part of certain acquisitions, and (d) impairment charges we recognized. We have amortized all of the projects costs except for the remaining cash balance held by Kwagga for the FSC Project. We do not have the right to a refund of that remaining balance, except for very specific events and therefore do not consider those funds to be a prepaid expense, but an investment in exploration. As described below, regarding the results from the second drillhole, BH48, we believe that the FSC Project has better merit today that it did when we first obtained it back in June 2003.

We have adopted the policy to expense all further exploration project costs as incurred until we can establish a timeline for revenue recognition from either the mining of a mineral or the sale of a developed property.

FSC and Holdsworth Projects

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. One of the projects is the FSC Project, in which we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project covering approximately 110,000 hectares (approximately 270,000 acres) located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project

To date, we have invested $2,100,000 in Kwagga, which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. Once the current exploration activities being conducted on the FSC Project are complete, estimated to be completed June 2006, AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. We have had initial conversations with AfriOre regarding possible financing options for the next investment. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of the funds advanced to Kwagga.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $153,179 remains in their cash reserves at September 30, 2005. The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 20 percent. This reduction plus the cost overruns associated with BH47 and BH48 (the additional depth drilled on each drillhole and sidewall repair on BH48) are the major factors that have contributed to decreasing our initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with our investment.

Currently, AfriOre has completed two drillholes. The initial drillhole, BH47 (completed in June 2004) was drilled in the southern structural block to a depth of 2,984 meters (approximately 9,800 feet) and intersected a well developed succession of lower Proterozoic rocks before it was terminated in a zone of shearing. Although BH47 was not successful in intersecting Witwatersrand rocks to the depths drilled, it provided valuable information which refined the next target selection. The second drillhole, BH48 (completed in August 2005) was drilled to a depth of 2,559 meters (approximately 8,400 feet) and intersected over 600 meters of quartzites, below cover rocks which included a relatively thin succession of Transvaal Supergroup sedimentary rocks (160 meters) and Ventersdorp Supergroup lavas (132 meters) below the Karoo Supergroup rocks. The quartzites have been positively identified as Witwatersrand rocks, both through stratigraphic correlation and age dating analysis. Although the age dating determinations indicated an age of the quartzites in accordance with that of the Witwatersrand Supergroup, expert consultants engaged by the AfriOre correlated the quartzites with the West Rand Group of the Witwatersrand Supergroup. Also identified in BH48 were a number of bands of pyrite mineralization which, while returning assays results with negligible amounts of gold, nevertheless were consistent with similar features encountered throughout the rocks in the main Witwatersrand Basin. In order for AfriOre to begin preparation to commence on the third drillhole, they must receive the drilling permit (issued by the Department of Minerals and Energy, which is currently in process) and be provided with additional satisfaction that we have secured funds of at least $400,000.

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

McFaulds Lake

In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario currently held under option by Hawk. The area is a site of a VMS (volcanogenic massive sulphide) base metals project.

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

Components of participation mining rights are as follows:

	September 30, 2005	December 31, 2004
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous costs (1)	82,889	82,889
McFaulds Lake	129,501	129,501
Gross Participation Mining Rights	2,558,600	2,558,600
Less exploration expenditures report by AfriOre and Kwagga	1,946,821	1,365,340
Less earn in option with MacDonald in McFaulds Lake (2)	24,721	24,721
Less amortization (3)	433,879	328,229
	$$153,179	$840,310

(1)	Includes the June 2003 Hawk agreement costs and the issuance of an option to a former director.
(2)
In exchange for the option agreement with MacDonald, they made a cash payment of Cdn$10,000 (our pro rata share in US Dollar value was $5,817) and issued 250,000 shares of their common stock (our pro rata share in US Dollar value was $18,904) both valued as of December 31, 2004.

(3)	All costs have been fully amortized as of June 30, 2005 and the remaining balance of $153,179 represents the cash balance held by Kwagga/AfriOre.

NOTE 7 - DEBT ISSUANCE COSTS

On June 1, 2004, we received gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP, a Virgin Islands limited partnership. We paid or accrued $131,497 of debt issuance costs for the following: (i) origination fees of $40,000; (ii) legal fees of $17,747; (iii) guaranty fees of $48,750; and consulting services fees of $25,000, which are being amortized on a straight-line basis over an 18-month period. The monthly amortization is approximately $7,300 per month. In order to effectuate the note, Pandora required an additional personal guaranty. Wayne W. Mills, a former board member of ours, provided that guaranty.

The following table summarizes the amortization of debt issuance costs:

	September 30, 2005	December 31, 2004
Gross debt issuance costs	$131,497	$131,497
Less: amortization of debt issuance costs	116,886	51,138
Debt issuance costs, net	$14,611	$80,359

NOTE 8 - PROMISSORY NOTES PAYABLE

Secured Convertible Promissory Note with Pandora Select Partners LP

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

Furthermore, Pandora has the right to convert any portion of the principal or interest of the Note outstanding into shares of our common stock based on a conversion rate equal to the average of the high closing bid prices of our common stock for the 30 trading days immediately preceding the regular monthly payment. However, in no event shall such conversion rate be lower than $0.35 or higher than $0.65 per share.

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

The following table summarizes the secured promissory note balance:

Original gross proceeds	$650,000
Less: original issue discount at time of issuance of note	(650,000)
Less: principal payments	(558,588)
Add: amortization of original issue discount	577,778
Balance at September 30, 2005	$19,190

Through March 31, 2005, all principal and interest payments were made in cash. All subsequent payments have been paid by the issuance of common stock. The per-share value is equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.

The following table summarizes the issuance of our common stock for principal and interest payments.

	April 2005	May 2005	June 2005
Eighty-five percent of average bid price (1)	$0.20	$0.20	$0.15
Monthly principal	$43,305	$43,666	$44,030
Monthly interest	$2,973	$2,612	$2,248
Shares of common stock issued	226,180	236,086	309,698

	July 2005	Aug. 2005	Sep. 2005
Eighty-five percent of average bid price (1)	$0.14	$0.13	$0.10
Monthly principal	$44,397	$44,767	$45,140
Monthly interest	$1,881	$1,511	$1,138
Shares of common stock issued	320,170	362,374	452,369

(1) Rounding occurred in calculating the shares to be issued.

As of September 30, 2005, the Note is current.

Promissory Note with Andrew Green

In May 2005, we entered into a short-term loan arrangement with a shareholder of ours, Andrew Green, an individual resident of Ohio (“Mr. Green”) whereby we borrowed $250,000 through a purchase agreement with an unsecured promissory note (“PN”). The PN bore an initial interest rate of six percent per annum and since we had not repaid the PN in full by July 15, 2005 the applicable interest rate from July 15 forward increased to 18 percent per annum.

As additional consideration for the PN, we agreed to amend the terms of a warrant (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock held by Mr. Green to reduce the exercise price per share from $0.25 per share to $0.01 per share based on a default provision in the PN, and we recorded a non-cash interest charge of $55,284 based on the Black-Scholes pricing model. Furthermore, since we had not repaid the PN in full by July 15, 2005, we were required to issue 50,000 shares of our unregistered common stock for each month there remained an outstanding balance beginning August 15, 2005, up to a maximum issuance of 150,000 shares. As of September 30, 2005, we have issued 100,000 of such penalty shares and on October 15, 2005 we issued the final 50,000 penalty shares. We recorded the issuance of these penalty shares as an additional interest component, valuing each issuance with the closing sale price of our common stock. For the quarter ending September 30, 2005, we recorded $15,000 in additional non-cash interest expense.

In August 2005, Mr. Green exercised the warrant to purchase 500,000 shares of common stock (which shares have been registered for re-sale under a current prospectus dated May 4, 2005) and we deducted the new warrant exercise price ($0.01 per share) of $5,000 from the accrued interest owed to him from the PN.

The PN had a due date of September 15, 2005. On October 18, 2005, Mr. Green informed us that he did not consider us in default as of  September 16, 2005 and furthermore was open to providing additional funding options to us. See Note 13 - Subsequent Events for information regarding changes in the PN.

Secured Convertible Promissory Note with Pacific Dawn Capital, LLC

On September 30, 2005, we issued Pacific Dawn Capital, LLC, a California limited liability company (“Pacific”) a six-month secured convertible promissory note (the “Pacific Note”) in the principal amount of $600,000, or such lesser amount that is actually drawn by us pursuant to a loan and security agreement with Pacific dated September 30, 2005 (the “Pacific Loan Agreement”). The Pacific Note is secured by substantially all of our assets (behind the Pandora position) and bears interest of six percent per annum. In order to effectuate the note, Pacific required an additional personal guaranty. Stephen D. King, a board member of ours, provided that guaranty. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we will issue a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King after the receipt of the first $100,000 draw.

Under the Pacific Loan Agreement, beginning October 1, 2005, we have the right to draw up to $100,000 per month (up to an aggregate of $600,000) by providing Pacific notice of our intent to exercise a monthly draw along with a report of the exploration operations for the Bates-Hunter. Pacific has the right to reject the draw if it is not satisfied with the report. If we fail to exercise a draw during any month, we waive our right to draw the $100,000 for that month.

On October 3, 2005, we drew the initial monthly amount of $100,000 and issued to Pacific (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement.

For each subsequent $100,000 monthly draw, we will issue another five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. Should we not draw down any additional monthly draws, we are required to issue 500,000 shares of our common stock as an early termination fee, provided that Pacific has not rejected any of our attempted monthly draws. After the initial draw occurs, we must pay interest in arrears on or prior to the last day of each calendar month, unless converted into common stock.

We also provided Pacific certain preemptive rights under the Pacific Loan Agreement. Furthermore, Pacific has the right to convert any portion of the principal or interest of the Pacific Note outstanding into shares of our common stock based on a conversion rate equal to $0.20 per share. We do have the right to call the Pacific Note at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares are registered. See Note 13 - Subsequent Events information regarding changes in the Pacific Note.

NOTE 9 - ACCRUED GUARANTY

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. Pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. As of September 30, 2005, the principal balance is approximately $216,000, with an additional accrued interest of approximately $23,000 due.

On October 25, 2005, Farmers State Bank contacted all parties relating to the debt obligation above and made an offer to settle. Farmers State Bank would accept a loan discount offer of $200,000 to satisfy the outstanding debt and accrued interest provided that: (i) Meteor Marketing submits a written acceptance of the offer to discount on or before November 10, 2005, and (ii) that Meteor Marketing pays the $200,000 no later than December 20, 2005. No written notice was made and therefore Farmers State Bank will proceed with a formal foreclosure process to recover the full payoff balance (on October 25, 2005, the principal amount was $215,904 and accrued interest was $23,251) along with their attorney’s fees. This debt obligation has remained past due since November 15, 2004.

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

NOTE 12 - RESTATEMENT

Statement of Operations Restatement for the Nine Months Ended September 30, 2004

The condensed consolidated statement of operations are restated to reflect the cumulative changes for the quarters (i) ended March 31, 2004 (to reflect the reclassification of the issuance of common stock ‘penalty’ shares related to a private placement that was completed in October 2003 (an additional expense of $2,152,128) and the reduction of amortization of exploration acquisitions ($241,255)) with a net result of these reclassifications resulting in an increase in net loss of $1,910,873 and loss per share increased of $0.06; and (ii) June 30, 2004 (to restate the loss on impairment of the subsidiary of Brazmin) with a net result of the reclassification resulting in a decrease in net loss of $392,000 and loss per share decrease of $0.01.

NOTE 13 - SUBSEQUENT EVENTS

On October 10, 2005, we entered into a short-term loan arrangement with a shareholder of ours (an individual resident of Minnesota) whereby we borrowed $100,000 through a purchase agreement with an unsecured promissory note. The promissory note bears an interest rate of six percent per annum and matures on April 10, 2006. As further consideration for the financing, we issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement.

On November 1, 2005, we renegotiated our financing agreements with Mr. Green and Pacific Dawn Capital, LLC. Mr. Green entered into a new loan and security agreement (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) was combined to allow us to draw up to an aggregate of $600,000, on terms similar to the Pacific Loan Agreement, as amended. In consideration for the Existing Financing, we issued a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note bears interest of 12 percent per annum. The Green Note requires no payments until the maturity date of April 30, 2006. We have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock. The Green Note is convertible at Mr. Green’s option at a conversion rate of $0.20 per share. We have a call option that triggers at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares are registered. In order to effectuate the Green Note, Mr. Green required an additional personal guaranty. Stephen D. King, a board member of ours, provided that guaranty. In exchange for agreeing to personally guaranty our obligations under the Green Note, we issued a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King (or his assigns).

Contemporaneously, we amended the Pacific Loan Agreement and Pacific Note to allow for similar terms between Mr. Green and Pacific and to enable the parties to have equal security interests in our Company. Pursuant to an intercreditor agreement between Mr. Green and Pacific, Mr.Green is pari passu in a secondary security interest to the assets of the Company. The amended note allows Pacific to receive a monthly interest rate of 12 percent per annum (versus the original rate of six percent). Furthermore, the amended note requires no payments until the maturity date of April 30, 2006 and the monthly interest payments have been modified as follows: we have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock.

As described above, since September 30, 2005, we have received an aggregate sum of $400,000 in new debt financing (with no funds allocated for the FSC Project), issued 1,000,000 shares of common stock and issued 8,500,000 in purchase warrants, all related to the new debt.

On October 25, 2005, Farmers State Bank contacted all parties relating to an original debt obligation of $314,000 of Meteor Marketing, Inc., and that they would accept a loan discount offer of $200,000 to satisfy the outstanding debt and accrued interest provided that: (i) Meteor Marketing submits a written acceptance of the offer to discount on or before November 10, 2005, and (ii) that Meteor Marketing pays the $200,000 no later than December 20, 2005. No written notice was made and therefore Farmers State Bank will proceed with a formal foreclosure process to recover the full payoff balance (on October 25, 2005, the principal amount was $215,904 and accrued interest was $23,251) along with their attorney’s fees. See Note 9 - Accrued Guaranty for more information.

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

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,”  “us,”  “our,”  “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. We currently have interests in mineral exploration projects in South Africa, Canada and Colorado. Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project covering approximately 110,000 hectares (approximately 270,000 acres) adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property consisting of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres), located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by an affiliate of ours, Hawk Precious Minerals Inc. (“Hawk”). The area is a site of a VMS (volcanogenic massive sulphide) base metals project. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this report, we do not claim to have any mineral reserves on any project.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2005 and 2004. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results. It is our estimate that the Bates-Hunter Gold Mine could possibly be the first revenue producing project in our current portfolio.

Operating Expenses

General and administrative expenses were $724,163 for the three months ended September 30, 2005 as compared to $208,941 for the same period in 2004. General and administrative expenses were $3,193,196 for the nine months ended September 30, 2005 as compared to $1,324,018 for the same period in 2004. Of the expenses reported in 2005, the majority related primarily to our investor relations programs, which included direct mailing campaigns, emailing campaigns, minerals trade publications, research analysts, luncheons and special invite events and improvements to our website. We anticipate the future investor relation expenditures will decrease for the remainder of fiscal 2005. Whereas, for the period in 2004, the primary use of dollars went to litigation expense due to a lawsuit from a former CEO.

Exploration expenses were $379,068 for the three months ended September 30, 2005 as compared to $201,624 for the same period in 2004. Exploration expenses were $1,007,055 for the nine months ended September 30, 2005 as compared to $903,114 for the same period in 2004. Exploration expenses for 2005 relate to: (i) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (ii) McFaulds Lake and (iii) the Bates-Hunter project. We anticipate the rate of spending for the remaining fiscal 2005 exploration expenses will increase due to the due diligence exploratory work at the Bates-Hunter. Exploration expenses for 2004 related to the expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site and the expenses related to the Brazmin project, which we disposed of in August 2004.

We recorded no amortization expenses for the three months ended September 30, 2005 as compared to $75,234 for the same period in 2004. Amortization expenses were $105,650 for the nine months ended September 30, 2005 as compared to $160,956 for the same period in 2004. Amortization expenses for 2005 include the FSC and McFaulds Lake, both of which will be fully amortized by June 30, 2005. Amortization expenses for 2004 include the FSC and Holdsworth Projects, whereby Holdsworth was fully amortized by December 31, 2004. No further amortization will occur for the remainder of 2005 unless we acquire a project that would allow such practice.

We recorded a loss on impairment for the three and six months ended June 30, 2004 relating to our South American subsidiary project, Brazmin. Upon further analysis of Brazil’s business policies, and further review of the history of discoveries made within the region of the Brazmin properties and our ability to furnish capital on the required schedule, we re-evaluated the rewards that Brazmin offered. We concluded that Brazmin was not a proper fit to our long-term goals and arranged with the previous owner a termination of the original purchase agreement. We recorded a loss on impairment of $466,578 against the value of Brazmin. Furthermore, in June 2005, we received a $75,000 cash payment from the previous owner for our release of future rights we still held in the Brazmin project. We recorded this cash payment as a component of the loss on impairment of Brazmin, since it was a form of recovery of the prior subsidiary.

Other Income and Expense

Our other income and expense consists of interest income, interest expense and loss of investment. On June 15, 2005 we entered into a note receivable in the amount of $20,000 relating to an exercise of a warrant. The note was secured by pledging 100,000 shares of our common stock. The note receivable accrued interest at five percent per annum. The note was paid in July 2005 but we did not collect the de-minimus interest of $47. Therefore, for the three months ended September 30, 2005, we reversed the $47 of interest income recorded in the prior quarter and no interest income is recorded for the nine months ended September 30, 2005. Interest expense for the three months ended September 30, 2005 was $193,211 compared to $124,583 for the same period in 2004. Interest expense for the nine months ended September 30, 2005 was $434,661 compared to $166,113 for the same period in 2004. The 2005 interest expense relates to the notes payable (including non-cash interest and penalties) and we anticipate that interest expense for the final quarter of 2005 will increase due to the new debt financing we have secured. For the three months ended September 30, 2005, we recorded an unrealized loss of $8,842 on the common stock we hold in MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company. For the nine months ended September 30, 2005, we’ve recorded an unrealized loss amount of $10,613. We received the shares as a form of compensation for their 55 percent earn in option in the McFaulds Lake Project. We constructively received these shares on December 31, 2004 and anticipate selling them in the final quarter of 2005.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the quarters ended September 30, 2005 and 2004, we had net cash used in operating activities of $2,219,932 and $751,706, respectively.

We had working capital of $110,683 at September 30, 2005, compared to $1,076,840 at December 31, 2004. Cash and equivalents were $77,184 at September 30, 2005, representing a decrease of $1,045,164 from the cash and equivalents of $1,122,348 at December 31, 2004.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP, a Virgin Islands limited partnership. The Note is secured by substantially all of our assets. The Note bears interest of 10 percent per annum. The principal and interest payment is as follows: (a) payments of $5,416.67 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we are required to pay amortized principal and interest of $46,278.15. Notwithstanding the foregoing, in lieu of cash, we may satisfy our repayment obligations by issuing shares of our common stock, which we did for the payments due the months of April through September 2005. We issued an aggregate amount of 1,906,877 shares and as of September 30, 2005, the Note is current.

On June 10, 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario, currently held under option by Hawk. The option agreement required cash payments of Cdn$60,000 (US$45,501) and the issuance of 200,000 shares of our non-registered common stock, valued at $84,000. On December 2, 2004, we entered into a farm out option agreement with MacDonald Mines Exploration Ltd. whereby they can earn a 55% interest (subject to a 2% royalty) in the McFaulds Lake Project by (i) making a Cdn$10,000 cash payment, (ii) issuing 250,000 shares of their common stock and (iii) paying exploration expenditures of Cdn$200,000. Our pro-rata portion of the Cdn$10,000 ($5,817) has been received along with 175,000 shares of MacDonald, valued at $8,292 for the quarter ended September 30, 2005.

As of September 30, 2004, we have invested $2,100,000 in Kwagga, which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. A balance of US$153,179 remains in Kwagga’s account as of September 30, 2005. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

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

On January 21, 2005, we closed on an assignment of a purchase agreement (the “Purchase Agreement”) by and among us, Hunter Corporation and Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine and the Golden Gilpin Mill located in Central City, Colorado. We have begun our due diligence on the Bates-Hunter Gold Mine, which requires cash expenditures of approximately $1,190,000 (we have recorded expenses of approximately $290,000 as of September 30, 2005). Our rights under the Purchase Agreement required us to be completed with our due diligence by November 30, 2005, at which time, should the historical data prove viable, we may complete the purchase of the assets held by the Hunter Corporation for a fixed price of $3,000,000. Effective August 25, 2005, providing that we maintain a $75,000 cash balance in the checking account for the Bates-Hunter, we have received the following extensions: (i) we have until December 31, 2005 to complete the first phase of due diligence testing, (ii) we have until April 30, 2006 to complete the second phase of due diligence testing, and (iii) we have until May 31, 2006 to close on the purchase of the assets (from the previous date of November 30, 2005). The assets consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. In addition to the $3,000,000 purchase price, we will issue the following additional compensation: (i) we will issue a warrant to Swaisland to purchase 1,000,000 shares of our common stock at a price per share equal to the 10-day closing average sale price of our common stock; (ii) Swaisland will retain a two percent net smelter return royalty on all future production from the Bates-Hunter Gold Mine; and (iii) Goldrush Casino and Mining Corporation will retain a one percent net smelter return royalty (up to a maximum payment of $1,500,000). Furthermore, if the $3,000,000 payment has not been made by May 31, 2005 and Hunter Corporation has not otherwise granted an extension for payment, the Purchase Agreement will become null and void and neither party shall have any further rights or obligations thereunder.

In May 2005, we entered into warrant exercise agreements with two warrant holders, allowing them a reduced exercise price on previously issued and outstanding warrants. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allows for monthly exercises with an exercise price of $0.20 per share. For the nine months ending September 30, 2005, an aggregate of 794,150 warrants were exercised providing net proceeds of $158,830. Each month hereafter, until March 31, 2006, they can exercise an aggregate of 262,400 warrants. Should each warrant holder exercise their maximum monthly allotment, we would net $52,480 per month. An additional expense resulted from the modification of these warrants and was calculated using the Black-Scholes pricing model. An additional $209,817 was recorded as a component of Prepaid Expenses and is being amortized over an eleven month period to coincide with the terms of the agreements.

In May 2005, we entered into a short-term loan arrangement with a shareholder of ours, Andrew Green, an individual resident of Ohio (“Mr. Green”) whereby we borrowed $250,000 through a purchase agreement with an unsecured promissory note (“PN”). The PN bore an initial interest rate of six percent per annum and since we had not repaid the PN in full by July 15, 2005 the applicable interest rate from July 15 forward increased to 18 percent per annum. As additional consideration for the PN, we agreed to amend the terms of a warrant (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock held by Mr. Green to reduce the exercise price per share from $0.25 per share to $0.01 per share based on a default provision in the PN Furthermore, since we had not repaid the PN in full by July 15, 2005, we were required to issue 50,000 shares of our unregistered common stock for each month there remained an outstanding balance beginning August 15, 2005, up to a maximum issuance of 150,000 shares. As of September 30, 2005, we have issued 100,000 of such penalty shares and on October 15, 2005 we issued the final 50,000 penalty shares. We recorded the issuance of these penalty shares as an additional interest component, valuing each issuance with the closing sale price of our common stock. For the quarter ending September 30, 2005, we recorded $15,000 in additional non-cash interest expense. In August 2005, Mr. Green exercised the warrant to purchase 500,000 shares of common stock (which shares have been registered for re-sale under a current prospectus dated May 4, 2005) and we deducted the new warrant exercise price ($0.01 per share) of $5,000 from the accrued interest owed to him from the PN. The PN had a due date of September 15, 2005. On October 18, 2005, Mr. Green informed us that he did not consider us in default with any terms of the PN and furthermore was open to providing additional funding options to us. (See Note - 13 Subsequent Events, included elsewhere in this Form 10-QSB, for information regarding changes in the PN.)

On September 30, 2005, we issued Pacific Dawn Capital, LLC, a California limited liability company (“Pacific”) a six-month secured convertible promissory note (the “Pacific Note”) in the principal amount of $600,000, or such lesser amount that is actually drawn by us pursuant to a loan and security agreement with Pacific dated September 30, 2005 (the “Pacific Loan Agreement”). The Pacific Note is secured by substantially all of our assets (behind the Pandora position) and bears interest of six percent per annum. In order to effectuate the note, Pacific required an additional personal guaranty. Stephen D. King, a board member of ours, provided that guaranty. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we will issue a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King. Under the Pacific Loan Agreement, beginning October 1, 2005, we have the right to draw up to $100,000 per month (up to an aggregate of $600,000) by providing Pacific notice of our intent to exercise a monthly draw along with a report of the exploration operations for the Bates-Hunter. Pacific has the right to reject the draw if it is not satisfied with the report. If we fail to exercise a draw during any month, we waive our right to draw the $100,000 for that month. On October 3, 2005, we drew the initial monthly amount of $100,000 and issued to Pacific (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. For each subsequent $100,000 monthly draw, we will issue another five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. Should we not draw down any additional monthly draws, we are required to issue 500,000 shares of our common stock as an early termination fee, provided that Pacific has not rejected any of our attempted monthly draws. After the initial draw occurs, we must pay interest in arrears on or prior to the last day of each calendar month, unless converted into common stock. We also provided Pacific certain preemptive rights under the Pacific Loan Agreement. Furthermore, Pacific has the right to convert any portion of the principal or interest of the Pacific Note outstanding into shares of our common stock based on a conversion rate equal to $0.20 per share. We do have the right to call the Pacific Note at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares are registered. See Note 13 - Subsequent Events, included elsewhere in this Form 10-QSB, for information regarding changes to the Pacific Note.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $2,800,000 (to include anticipated debt servicing of approximately $1,345,000 (included in this amount is a $900,000 allocation for the Bates-Hunter) and $150,000 for the Holdsworth project. Additionally, should the exploration results for Bates-Hunter prove viable, it will require $3,000,000 to complete the purchase by the extension date of May 31, 2006. Furthermore, in order to continue with exploration at the FSC Project, we are required to have an additional $400,000 advance available, which would be applied to the next investment of $1,400,000 required in order to maintain our level of participation in Kwagga. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2005.

As of September 30, 2005, we had only approximately $540,000 of cash and other current assets on hand. Since we do not expect to generate any significant revenue from operations in 2005, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

On March 14, 2003, we completed the sale of our Hosted Solutions Business and on April 30, 2003, we completed the sale of substantially all of the assets of our Accounting Software Business, in which the results of both operations have been reported as discontinued operations, thereby providing no future benefit to our ongoing business plan. Accordingly, we are an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of September 30, 2005 we have rights in four projects: the FSC Project in South Africa, the Bates-Hunter Gold Mine in Colorado, the McFaulds Lake Project in northern Ontario, and the Holdsworth Property near Wawa, Ontario, Canada. None of these projects may ever produce any significant mineral deposits, however.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through September 30, 2005, we have incurred an aggregate net loss of $17,564,394. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2004 and 2003, and we have an accumulated deficit as of September 30, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

THE SOUTH AFRICAN RAND VERSUS THE US DOLLAR.

The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Exchange rates are influenced by global economic trends beyond our control. Since June 30, 2003, the Rand has appreciated against the Dollar by approximately 11 percent. On June 30, 2003, the exchange rates were approximately R7.51 = $1.00. On June 30, 2004, the exchange rates were approximately R6.28 = $1.00. And on September 30, 2005, the exchange rates were approximately R6.35 = $1.00. This reduction plus the cost overruns associated with BH47 and BH48 (the additional depth drilled on each drillhole and sidewall repair on BH48) are the major factors that have contributed to decreasing our initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with our investment.

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

Additional financing will be needed in order to fund beyond the initial drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project, McFaulds Lake and Bates-Hunter, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2005.”

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which is was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc., (“Old AIQ”). In October 2003, Meteor Marketing reached a settlement with Farmers State Bank and the matter was dismissed without prejudice. Pursuant to the settlement agreement, Meteor Marketing is required to make monthly payments of approximately $2,600. As of September 30, 2005, the principal balance is approximately $216,000, with an additional accrued interest of approximately $23,000 due.

On October 25, 2005, Farmers State Bank contacted all parties relating to the debt obligation above and made an offer to settle. Farmers State Bank would accept a loan discount offer of $200,000 to satisfy the outstanding debt and accrued interest provided that: (i) Meteor Marketing submits a written acceptance of the offer to discount on or before November 10, 2005, and (ii) that Meteor Marketing pays the $200,000 no later than December 20, 2005. No written notice was made and therefore Farmers State Bank will proceed with a formal foreclosure process to recover the full payoff balance (on October 25, 2005, the principal amount was $215,904 and accrued interest was $23,251) along with their attorney’s fees. This debt obligation has remained past due since November 15, 2004.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2005, we entered into agreements with two of our shareholders, whereby we offered a reduced exercise price on all stock purchase warrants they held to reflect a $0.20 per share exercise price. They held an aggregate of 3,063,834 warrants with exercise prices that ranged from $0.40 to $5.50 per share. For the quarter ending September 30, 2005, an aggregate of 354,150 warrants were exercised and each month thereafter, until March 31, 2006, they can exercise an aggregate of 262,400 warrants. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that each warrant holder is “accredited” (as defined by Rule 501(a) promulgated under the Securities Act) that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

During the quarter ended September 30, 2005, we entered into an agreement with a consultant for services in public relations. We issued 50,000 shares of our un-registered common stock for its services for a four month term. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company reasonably believes that the consultant is “sophisticated,” that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

During the quarter ended September 30, 2005, we issued to a promissory note holder, 100,000 shares of our un-registered common stock as penalty charges due for not paying the principal due by September 15, 2005; and he exercised on 500,000 warrants held. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the promissory note holder is “accredited” (as defined by Rule 501(a) promulgated under the Securities Act) that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

Item 5. Other Information

See the disclosures under Item 2.

Item 6. Exhibits

Exhibits

4.1	Form of Common Stock Purchase Warrant dated November 1, 2005.

10.1	Amended and Restated Loan and Security Agreement by the Company to Pacific Dawn Capital, LLC dated November 1, 2005.

10.2	Amended Secured Convertible Promissory Note by the Company to Pacific Dawn Capital, LLC dated September 30, 2005.

10.3	Loan and Security Agreement by the Company to Andrew Green dated November 1, 2005.

10.4	Secured Convertible Promissory Note by the Company to Andrew Green dated November 1, 2005.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.
Date: November 11, 2005
	By:	/s/ H. Vance White
H. Vance White Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko Chief Financial Office

EXHIBIT INDEX

Exhibits No.	Description

4.1	Form of Common Stock Purchase Warrant dated November 1, 2005.

10.1	Amended and Restated Loan and Security Agreement by the Company to Pacific Dawn Capital, LLC dated November 1, 2005.

10.2	Amended Secured Convertible Promissory Note by the Company to Pacific Dawn Capital, LLC dated September 30, 2005.

10.4	Loan and Security Agreement by the Company to Andrew Green dated November 1, 2005.

10.3	Secured Convertible Promissory Note by the Company to Andrew Green dated November 1, 2005.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.