Form 10KSB
period 2005-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2006-03-31
CIK 912875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2005
Commission File Number: 1-12401

WITS BASIN PRECIOUS MINERALS INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

MINNESOTA	84-1236619
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

80 SOUTH EIGHTH STREET, SUITE 900, MINNEAPOLIS, MINNESOTA 55402-8773
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (612) 349-5277

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.01 PAR VALUE
Title of Class

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

The Registrant’s revenues for its most recent fiscal year: None.

The aggregate market value of the Registrant’s common stock held by non-affiliates as of March 28, 2006 was approximately $13,000,000, based on the closing sale price as reported on the OTCBB for the Registrant’s common stock on March 28, 2006.

On March 28, 2006, there were 69,419,779 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

Traditional Small Business Disclosure Format: Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.

Annual Report on Form 10-KSB
For the Year Ended December 31, 2005

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of December 31, 2005, we hold interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth) and Colorado (Bates-Hunter).

Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property located near the village of Hawk Junction, Ontario, Canada. We acquired rights to the FSC and Holdsworth Projects in June 2003. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

As of December 31, 2005, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals, therefore, we will be substantially dependent on the third party contractors we engage to perform such operations.

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

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet through our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions and Accounting Software Businesses as of such dates and as a result, we became an exploratory stage company effective May 1, 2003. As of the date of this Annual Report, we have only one operating segment, that of minerals exploration and we will continue reporting as an exploration stage company until such time as an economic mineral deposit is discovered or if we otherwise complete acquisitions or joint ventures with business models that have revenues.

OUR EXPLORATION PROJECTS

FSC PROJECT

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. One of these projects, the FSC Project, we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). The FSC Project is located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project.

The concept that the known part of the Witwatersrand Basin represents a half-basin structure, as part of a super-basin, has long been postulated. In particular, the geophysical anomalies mapped in the “basement” rocks below Mesozoic cover in the FSC area have been considered a potential target area for extension to the main Witwatersrand Basin. Exploration has been undertaken sporadically by a number of the major South African mining companies, acting independently of each other in the 1970s, 1980s and 1990s.

The prominent geophysical anomalies, suggestive of a major sedimentary basin in the FSC area have attracted exploration interest by South African mining companies for the past 60 years. Goldfields of South Africa drilled two holes in the 1950s on the prominent aeromagnetic anomaly on the Colesberg trend, intersecting magnetite-bearing highly altered granites.

Gencor (including the former Union Corporation) also recognized the possibility of a buried basin, conducted several exploration programs over a thirty year period from the 1960s. These included drilling a number of holes on the mafic Trompsburg complex, as well as conducting seismic and drilling programs in the Philippolis, Edenburg and Bethlehem areas. During these programs, drillholes successfully intersected Witwatersrand rocks in both the Edenburg and the Bethlehem areas.

Anglo American Corporation similarly undertook exploration in various campaigns in the 1980s and 1990s in the Bethulie, Edenburg, and Bethlehem areas.

All these programs seldom intersected economic gold grades, but suggested that major volcanic and sedimentary basins were indeed preserved under the Mesozoic rocks. They also intersected Witwatersrand rocks, including a poorly mineralized Central Rand Group reef intersection in the FSC basin west of Edenburg.

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

In October 2003, AfriOre commissioned the first range-finding drillhole of an initial drillhole program at the FSC Project. On June 8, 2004, AfriOre reported that the first drillhole in the range-finding program at the FSC Project had been completed. This drillhole, (“BH47”) was drilled in the western structural block to a depth of 2,984 meters and intersected a well developed succession of lower Proterozoic rocks before it was terminated in a zone of shearing. Although BH47 was not successful in intersecting any gold bearing mineralization reefs to the depths drilled, it did confirm the existence of the overlying cover rock stratigraphies, similar to those in the Witwatersrand Basin, thereby confirming the initial geological model.

In October 2004, the South African Department of Minerals and Energy granted permission to prospect on newly acquired areas of the FSC Project, defined as drillhole BH48. On August 18, 2005, we announced the successful completion of BH48, which was based on the results of the previous drilling and an earlier aeromagnetic survey. BH48 succeeded in intersecting Witwatersrand quartzite rocks at a depth of 1,936 meters. Drilling continued within a succession of quartzites and shales to a depth of 2,560 meters and was terminated at that depth after extensive logging of the rocks intersected and analysis of those rocks. That intersection was over 600 meters of Witwatersrand type rocks. The drilling has also confirmed important features of the structural model, including an upturn of the Witwatersrand rocks, towards what has been identified as a potential basin margin that may have controlled deposition of any gold bearing conglomerates, typical of the ore controls in the main goldfields of the Witwatersrand Basin. AfriOre employed a panel of Witwatersrand experts to log the core and they determined that the rocks intersected could be accurately correlated with rocks belonging to the West Rand Group in the main Witwatersrand Basin, situated some 160 kilometers to the north. Age dating of selected samples from the core was also undertaken and determined an age of 2,925 million years which broadly correlates with the logged stratigraphy. Although the drilling was successful in confirming the model that there is indeed an extension to the Witwatersrand Basin within the FSC Project area, the rocks intersected were lower in the stratigraphy than the Central Rand Group rocks, which host most of the economic gold reefs in the main Witwatersrand Basin.

The compilation of the data from BH48 together with the available geophysical data in the area, is continuing the effort to identify an optimal site close to BH48 where the potential for gold bearing Central Rand Group rocks may be preserved. Based on the results obtained from BH48 to the depth drilled, further drilling at the FSC Project is warranted. A total of six such sites have been identified and each site is being modeled to establish the priority site for the next drillhole.

Once the current exploration activities being conducted on the FSC Project are complete (the expenditure of $2,100,000 for the drillhole exploration program was estimated to take approximately 24 months) AfriOre and Kwagga will deliver to us a report describing the results of these activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to dilution resulting from any additional investment in Kwagga. Should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of any future funds advanced to Kwagga. Furthermore, in order to continue with exploration at the FSC Project, we are required to have an additional $500,000 advance available, which would be applied to the next investment of $1,400,000 required in order to maintain our level of participation in Kwagga.

In terms of the Mineral and Petroleum Resources Development Act 28 of 2002, the State is now the custodian of all minerals. In terms of the transitional arrangements, following the repeal of Act 50 of 1991 and the promulgation of Act 28, prospecting permits are required to be converted to a new order right. Application has been made to convert old order used rights to new order prospecting rights. As of December 31, 2005, approximately 63,993 hectares (or 158,126 acres) are being held in terms of repealed legislation (under application for conversion) and approximately 54,131 hectares (or 133,757 acres) are under new application. As with any government body, future changes will likely occur and we are relying on AfriOre to be able to comply with such changes. See “—Risks Relating to Our Business - Laws Governing Mineral Rights Ownership Have Changed in South Africa” that follows for further information.

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

Since June 2003, we have not made any expenditure in connection with any exploration activities on the Holdsworth Project. We plan to conduct pre-exploration activities on the Holdsworth Project once we have secured the financing, which we estimate will cost approximately $150,000. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

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

MCFAULDS LAKE

In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario currently held under option by Hawk. This site is a VMS (volcanogenic massive sulphide) base metals project.

In December 2004, we entered into an agreement with MacDonald Mines Exploration Ltd., (“MacDonald”) whereby they could earn a 55 percent interest in the McFaulds Lake Project. The option required MacDonald to make cash payments, issue shares of its common stock, and pay the Cdn$200,000 exploration expenditures required by the option. An initial drillhole had been completed and no mineral value was detected from the assay.

The ownership of the option could not be transferred from Hawk to MacDonald and us until the final exploration expenditure had been made prior to December 31, 2005. Neither we nor MacDonald made the final Cdn$200,000 expenditure for exploration, which was required under the terms of the option agreement and therefore, our rights for McFaulds Lake lapsed on December 31, 2005.

BATES-HUNTER GOLD MINE

Overview

On January 21, 2005, we closed on an assignment of a purchase agreement (the “Purchase Agreement”) by and among us, Hunter Corporation and Ken Swaisland. Swaisland has sold us his rights to purchase all of the outstanding capital stock of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine located in Central City, Colorado. We have begun our due diligence on the Bates-Hunter, requiring expenditures of approximately $1,150,000. Our rights under the Purchase Agreement required us to be completed with our due diligence by November 30, 2005, at which time, should the historical data prove viable, we could purchase the assets held by Hunter Corporation for a fixed price of $3,000,000 US. We have received further extensions to complete the due diligence process until November 30, 2006. Furthermore, the purchase price has been revised to $4,600,000 Canadian. The assets consist of the Bates-Hunter Gold Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment.

The Bates-Hunter Gold Mine is located about 35 miles west of Denver, Colorado and is located within the city limits of Central City while the mill lies about one mile to the north in Black Hawk. The Central City mining district lies on the east slope of the Front Range where elevations range from 8,000 in the east to 9,750 feet in the west. Local topography consists of gently rolling hills with local relief of as much as 1,000 feet.

The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter shaft is equipped with a two compartment 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist two ton skips from at least 1,000 feet deep. Permit M-1990-41 covers the Bates-Hunter Gold Mine and the Golden Gilpin Mill and is in good standing. Colorado permitting regulations allow for transfer of ownership or relocating the mine or mill site within 90 to 120 days based on technical considerations only. A state-of-the-art water treatment plant has been constructed adjacent to the mine headframe. This is a significant asset given the mine site location and environmental concerns. Substantial water rights are attached to the mine and mill permits. There is ample water to meet both present and future project needs. The Water Discharge Permit #0043168 is in good standing until July 31, 2007. Transfer of permit ownership requires an amendment showing the new owner and takes about 30 days to process.

Geology

The regional geology of the Central City district is not “simple” but the economic geology is classically simple. The Precambrian granites and gniesses in the area were intensely fractured during a faulting event resulting in the emplacement of many closely spaced and roughly parallel veins. The veins are the result of fracture filling by fluids that impregnated a portion of the surrounding gneisses and granites with lower grade gold concentrations “milling ore” and usually leaving a high grade “pay streak” of high grade gold sulphides within a quartz vein in the fracture. There are two veins systems present, one striking east-west and the other striking sub parallel to the more predominant east-west set. These veins hosted almost all of the gold in the camp. The veins vary from 2 to 20 feet in width and dip nearly vertical. Where two veins intersect, the intersection usually widens considerably and the grade also increases, sometimes to bonanza grades. In the Timmins camp, this same feature was described as a “blow out” and resulted in similar grade and thickness increases. The Bates vein in the area of the Bates-Hunter has been reported to have both sets of veins and extremely rich “ore” where the two veins intersected. These veins persist to depth and consist of gold rich sulphides that include some significant base metal credits for copper and silver.

Previous Exploration Efforts

The following is based on the information from a report titled “Exploration and Development Plan for the Bates-Hunter Project,” prepared by Glenn R. O’Gorman, P. Eng., dated March 1, 2004.

Lode gold was first discovered in Colorado in 1859 by John H. Gregory. The first veins discovered were the Gregory and the Bates. This discovery started a gold rush into the area with thousands of people trying to stake their claims. The Central City mining district is the most important mining district in the Front Range mineral belt. Since 1859, more than 4,000,000 ounces of gold have been mined from this district. Over 25% of this production has come from the area immediately surrounding the Bates-Hunter Gold Project. Although the Bates vein was one of the richest and most productive in the early history of the area, it was never consolidated and mined to any great depth.

The majority of production on the claims occurred during the period prior to 1900. Technology at that time was very primitive in comparison to today's standards. Hand steel and hand tramming was the technology of the day. The above limitations coupled with limited claim sizes generally restricted mining to the top few hundred feet on any one claim.

During the early 1900’s cyanidation and flotation recovery technologies were developed along with better hoists and compressed air operated drills. Consolidation of land was a problem. Production rates were still limited due to the lack of mechanized mucking and tramming equipment. Issues that were major obstacles prior to the 1900’s and 1930’s are easily overcome with modern technology.

Colorado legislated their own peculiar mining problem by limiting claim sizes to 500 feet in length by 50 feet wide and incorporated the Apex Law into the system as well. A typical claim was 100 to 200 feet long in the early days. This resulted in making it extremely difficult for any one owner to consolidate a large group of claims and benefit from economies of scale. The W.W.II Production Limiting Order # 208 effectively shut down gold mining in the area and throughout Colorado and the United States in mid 1942.

Historical production records indicate that at least 350,000 ounces of gold were recovered from about half of the Bates Vein alone to shallow depths averaging about 500 feet below surface.

GSR Goldsearch Resources drilled two reverse circulation holes on the property in 1990. The first hole did not intersect the Bates Vein. However, the second drilled beneath the Bates-Hunter shaft bottom intersected the Bates Vein at about 900 feet below surface. The drill cuttings graded 0.48 oz. Au/ton over 10 feet. This drillhole intersected 3 additional veins as well with significant gold assays.

Our Exploration Plans

During the months from January through the end of July 2005, in regards to implementing the phase one process of dewatering, much work was required to ready the water treatment plant. Our initial estimate about the readiness of the water treatment plant was it was approximately 85% ready. The last 15% required to actually put the plant into operation was much more than estimated, in both time and resources. On July 28, 2005, we announced that the plant had been put into operation. Further calibration was required, again requiring much time and resources. The water treatment plant is responsible to remove very caustic water from below ground and purify it to “tap water” purity before it can be discharged. The amount of time estimated to remove the water from the shaft was also underestimated. Once we reached the 151 foot level and were able to see the enormous stoped areas (areas dug out in search of mineralization) we had a better understanding of the volumes of water that can be underground. As of date of this Annual Report, we are approximately at the 210 foot level.

Again in regards to implementing the phase one process of shaft rehabilitation, our initial estimates were not achieved. Our project manager has maintained a relative relationship to the distance of the water level to the area the miners are working at, as not to create a dangerous distance in case a miner were to fall while in the shaft. As the water has been removed, the integrity of the shaft walls is a high priority, again for the miner’s safety. Furthermore, after lowering the water level below the stoped areas, special rehabilitation is required that nothing can fall down or out of these areas.

Even though we have encountered delays in dewatering and shaft rehabilitation, our consulting geologists have gathered much in the way of both historical and geological data. In the assembling of this new database of information, the geologists are drawing conclusions about intact vein structure on the properties we hold rights to. With the aid of 3D modeling software, the geologists are able to “connect the dots” and postulate a theory of vein structures. It appears that three veins may have remained unexplored. With this new information, we intend to modify components of the phase one process by drilling earlier than contemplated. We will proceed with an underground drilling program somewhere in the 200 foot area in order to test out the vein theory. A surface drilling program is also being reviewed and drilling contractors are being located and qualified.

At the end of the modified phase one process, estimated to be about June 2006, we should have a good idea regarding the geological continuity, grade and thickness of any mineralization and its metallurgical characteristics in the planned drilling areas. It is estimated that completion of phase one will require approximately $350,000. The results from the phase one work program will determine whether to continue to the next phase and also what phase two will consist of.

We have until November 30, 2006 to determine if the results warrant the consummation of the purchase all of the outstanding capital stock of the Hunter Corporation with a further expenditure of $4,600,000 Canadian.

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

All of which leads to a speculative endeavor of very high risk. Even with the formation of new theories and new methods of analysis, unless the minerals are simply lying, exposed on the surface of the ground, exploration will continue to be a “hit or miss” process.

PRODUCTS AND SERVICES

As of December 31, 2005, we held interests in three exploration projects: the FSC Project located in South Africa, the Holdsworth Project located in Canada and the Bates-Hunter Gold Mine in Colorado.

EXPLORATION AND DEVELOPMENT

If we acquire a project that has no known reserves or resources, exploration expenses will be charged to expense as incurred (less any fixed assets or other normally capitalized costs) until such time as proven resources or reserves have been properly established.

EMPLOYEES

We currently employ eight people - our chief executive officer, our chief financial officer and six mine related employees at the Bates-Hunter. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2005, our continuing operations included one reportable segment: that of minerals exploration.

AVAILABLE INFORMATION

We make available free of charge, through our Internet web site www.witsbasin.com, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission. You can also request a free copy of the above filings by writing or calling us at:

Wits Basin Precious Minerals Inc.
Attention: Mark D. Dacko, Secretary
80 South 8th Street, Suite 900
Minneapolis, Minnesota 55402-8773
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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2006.

As of March 24, 2006, we had only approximately $212,000 of cash and cash equivalents on hand. Since we do not expect to generate any revenue from operations in 2006, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of March 29, 2006 we hold certain rights in three projects: the FSC Project in South Africa, the Holdsworth Property in Canada and the Bates-Hunter Gold Mine in Colorado. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through December 31, 2005, we have incurred an aggregate net loss of $18,618,908. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2005 and 2004, and we have an accumulated deficit as of December 31, 2005. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

THE SOUTH AFRICAN RAND VERSUS THE US DOLLAR.

The majority of all exploration costs that AfriOre deals in, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Exchange rates are influenced by global economic trends beyond our control. On June 30, 2003, the exchange rates were approximately R7.51 = $1.00. Since June 30, 2003, the Rand has appreciated against the Dollar by as much as approximately 25 percent. On December 31, 2005, the exchange rates were approximately R6.33 = $1.00. The fluctuations between the Dollar and the Rand is one of the factors that has decreased our initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with future investments.

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

We further believe that we have continued to qualify for the mineral company exclusion from August 30, 2004 through the date of this Annual Report and are not therefore subject to the requirements of the Investment Company Act of 1940. If in the future the nature of our business changes such that the mineral company exception to the threshold definition of investment company is not available to us, we will be required to register as an investment company with the SEC. The ramifications of becoming an investment company, both in terms of the restrictions it would have on our Company and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the Investment Company Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the Investment Company Act at some point in the future, our ability to continue pursuing our business plan would be severely limited as it would be significantly more difficult for us to raise additional capital in a manner that would comply with the requirements of the Investment Company Act. To the extent we are unable to raise additional capital, we may be forced to discontinue our operations or sell or otherwise dispose of our mineral assets.

LAWS GOVERNING MINERAL RIGHTS OWNERSHIP HAVE CHANGED IN SOUTH AFRICA.

The South African mining industry has undergone a series of significant changes culminating in the enactment of the Mineral and Petroleum Resources Development Act No. 28 of 2002 (“the Act”) on May 1, 2004. The Act legislates the abolition of private mineral rights in South Africa and replaces them with a system of state licensing based on the patrimony over minerals, as is the case with the bulk of minerals in other established mining jurisdictions such as Canada and Australia. On May 3, 2004 the Department of Minerals and Energy (the “DME”) announced that it was seeking legal advice on the implications of the Act in light of South Africa’s international agreements.

Holders of old-order mining rights, of the type held by Kwagga, are required within five years of the May 1, 2004 commencement date, to apply for conversion of their old order rights into new order mining rights in terms of the Act. Old order mining rights will continue to be in force during the conversion period, subject to the terms and conditions under which they were granted. Once a new order right is granted, security of tenure is guaranteed for a period of up to 30 years, subject to ongoing compliance with the conditions under which the right has been granted. A mining right may be renewed for further periods of up to 30 years at a time, subject to fulfillment of certain conditions.

In order to be able to convert old order mining rights to new order mining rights, a holder must primarily: apply in the correct form for conversion at the relevant office of the DME before May 1, 2009; submit a prescribed social and labor plan; and undertake to “give effect to” the black economic empowerment and socio-economic objectives of the Act (the “Objectives”) and set out the manner in which it will give effect to the Objectives.

In general, the Objectives are embodied in the broad-based socio-economic empowerment charter which was signed by the DME, the South African Chamber of Mines and others on October 11, 2002 (the “Charter”), and which was followed on February 18, 2003 by the release of the appendix to the Charter known as the Scorecard. The Charter and Scorecard has since been published for information during August 2004. The Charter is based on seven key principles, two of which are focused on ownership targets for historically disadvantaged South Africans (“HDSAs”) and beneficiation, and five of which are operationally oriented and cover areas focused on improving conditions for HDSAs.

Regarding ownership targets, the Charter (as read with the Scorecard) requires each mining company to achieve the following HDSA ownership targets for the purpose of qualifying for the grant of new order rights: (i) 15% ownership by HDSAs in that company or its attributable units of production by May 1, 2009, and (ii) 26% ownership by HDSAs in that company or its attributable units of production by May 1, 2014. The Charter states that such transfers must take place in a transparent manner and for fair market value. It also states that the South African mining industry will assist HDSA companies in securing financing to fund HDSA participation, in the amount of ZAR100 billion within the first five years. The Charter does not specify the nature of the assistance to be provided.

Kwagga and AfriOre are actively engaged in discussions with DME officials and others to ensure that Kwagga fulfills the ownership requirements for conversion under the Act; however, the finalization of the means of achieving that end will require greater certainty regarding the operation and interpretation of the Act and pending related legislation.

At present, the financial implications and market-related risks brought about by the various pieces of the new legislation (including the Mineral and Petroleum Royalty Bill) cannot be assessed. It is not clear when the next draft of the Mineral and Petroleum Royalty Bill will be released. The Government has, however, indicated that no royalties will be payable until 2009. Material impacts on both the ownership structure and operational costs at the FSC Project are possible. Kwagga and AfriOre continue to explore their options and monitor the implementation and interpretation of the Act and the progress of other ancillary regulations and legislation closely.

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

Additional financing will be needed in order to fund beyond the initial three drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project and Bates-Hunter, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2006.”

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

ITEM 2. PROPERTIES

Our corporate office is located at 80 South Eighth Street, Suite 900, Minneapolis, Minnesota 55402-8773, in which we occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, pursuant to a lease agreement that expires May 31, 2007, which requires monthly payments of $1,156. We believe that our current facilities are adequate for our current needs.

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

We were informed by Farmers State Bank on March 16, 2006, that Meteor Marketing had paid the debt obligation and Farmers State Bank had cancelled the guaranty which we were liable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.” As of March 28, 2006 the last sale price of our common stock as reported by OTCBB was $0.22 per share. The following table sets forth for the periods indicated the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2004	$1.33	$0.68
Quarter Ended June 30, 2004	$0.91	$0.33
Quarter Ended September 30, 2004	$0.51	$0.20
Quarter Ended December 31, 2004	$0.41	$0.16

Quarter Ended March 31, 2005	$0.46	$0.20
Quarter Ended June 30, 2005	$0.29	$0.14
Quarter Ended September 30, 2005	$0.20	$0.10
Quarter Ended December 31, 2005	$0.27	$0.08

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of March 24, 2006, there were approximately 255 record holders of our common stock. Based on securities position listings, we believe that there are approximately 2,140 beneficial holders of our common stock.

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in our quarterly reports on Form 10-QSB during fiscal 2005, we made the following sales of unregistered securities during the fourth quarter of fiscal 2005:

As of October 15, 2005, we issued to a promissory note holder, 50,000 shares of our un-registered common stock as penalty charges due for not paying the principal due by October 15, 2005. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the promissory note holder is “accredited” (as defined by Rule 501(a) promulgated under the Securities Act) that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

In October 2005, we entered into an agreement with a consultant for services in public relations. We issued 92,567 shares of our un-registered common stock for their services for a three month term. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company reasonably believes that the consultant is “sophisticated,” that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

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

As of December 31, 2005, we hold interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth) and Colorado (Bates-Hunter).

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. One of these projects, the FSC Project, we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a wholly owned subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). The FSC Project is located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin.

The other project we acquired from Hawk USA in June 2003 was the Holdsworth Project located near the town of Hawk Junction, Ontario, Canada. The mining claims allow us to conduct both exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. Since June 2003, we have not made any expenditure in connection with any exploration activities on the Holdsworth Project. We plan to conduct pre-exploration activities on the Holdsworth Project once we have secured the financing, which we estimate will cost approximately $150,000. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

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

In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario currently held under option by Hawk. This site is a base metals project. The option agreement required us to pay Cdn$60,000 ($45,501 US) and issue 200,000 shares of our common stock, valued at $84,000. In December 2004, we entered into an agreement with MacDonald Mines Exploration Ltd., whereby they could earn a 55 percent interest in the McFaulds Lake Project. The option required MacDonald to make a cash payment of Cdn$10,000, issue 250,000 shares of its common stock, and pay the Cdn$200,000 exploration expenditures required by the option. An initial drillhole had been completed and no mineral value was detected from the assay. The Cdn$10,000 cash payment and the issuance of the 250,000 shares transpired in January 2005 and were divided between Hawk and us on our respective 30 percent and 70 percent basis. The ownership of the option could not be transferred from Hawk to MacDonald and us until the final exploration expenditure had been made prior to December 31, 2005. Neither we nor MacDonald made the final Cdn$200,000 expenditure for exploration, which was required under the terms of the option agreement and therefore, our rights for McFaulds Lake lapsed on December 31, 2005.

On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado) (collectively “Hunter Corporation”). We had until November 30, 2005 to complete the purchase of Hunter Corporation for a fixed price of US$3,000,000 of the following: the Bates-Hunter Gold Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. On August 25, 2005, we received the following extensions: (i) until December 31, 2005 to complete the first phase of due diligence testing, (ii) until April 30, 2006 to complete the second phase of due diligence testing, and (iii) until May 31, 2006 to close on the purchase (from the previous date of November 30, 2005). On December 22, 2005, we began negotiations with Hunter Corporation regarding a further extension to the purchase date. Final negotiations resulted in extensions to both the due diligence exploration dates and the final purchase date, and a revised purchase price. We executed the letter agreement on January 16, 2006 with an effective date of December 31, 2005 and received the following extensions: (a) completion of phase one extended from December 31, 2005 to June 30, 2006, (b) completion of phase two extended from April 30, 2006 to October 31, 2006, and (c) the closing date extended from May 31, 2006 to on or before November 30, 2006. Furthermore, an amendment to the purchase price allowing for the price to be denominated in Canadian Dollars, with a revised and restated purchase price of $4,600,000 Canadian was included. Our initial due diligence estimates for cash expenditures is approximately $1,150,000 (we have recorded expenses of approximately $510,000 as of December 31, 2005).

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet through our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions and Accounting Software Businesses as of such dates and as a result, we became an exploratory stage company effective May 1, 2003.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004.

Revenues

We had no revenues from continuing operations for the years December 31, 2005 and 2004. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $3,777,977 for 2005 as compared to $1,764,773 for 2004. After we completed the sale of our Hosted Solutions and Accounting Software Businesses, we became an exploratory stage company effective May 1, 2003, and all prior operating expenses associated with these two business models are included in discontinued operations. Of the $3,777,977 recorded for 2005, approximately $3,252,000 relates to public relations services, consulting fees and shareowner services. Of the $1,764,773 recorded for 2004, approximately $670,000 relates to public relations services, consulting fees and shareowner services; approximately $500,000 relates to the legal fees we incurred for litigation with a former CEO. We anticipate that our operating expenses will begin to increase over the next fiscal year due to our continued plans for investor awareness programs and exploration at the Bates-Hunter Project in Colorado.

Exploration expenses relate to: (i) the issuance of stock for acquiring mining rights, (ii) expenditures being reported on the work-in-process from the FSC Project operator, AfriOre, (iii) expenses related to the South American Brazmin properties, which we sold in 2004, (iv) McFaulds Lake, of which our rights lapsed on December 31, 2005 and (v) the due diligence exploration activities at the Bates-Hunter. We anticipate the rate of spending for fiscal 2006 exploration expenses should increase based on the Bates-Hunter project and continued drilling at the FSC Project.

Components of exploration expenses are as follows:

	Years Ended December 31,		May 1, 2003 (inception) to December 31,
	2005	2004	2005
Expenditures reported by Kwagga/AfriOre	$613,857	$865,340	$1,979,197
Expenditures related to Brazmin	—	195,572	195,572
Expenditures related to McFaulds Lake	—	24,251	24,251
Expenditures related to Bates-Hunter	415,776	70,379	486,155
Issuance of shares and warrant expense (1)	104,753	—	104,753
Issuance of shares to Hawk USA (2)	—	—	4,841,290
	$1,134,386	$1,155,542	$7,631,218

(1) We issued 275,000 shares of common stock for fees related to our obtaining the rights to purchase the Bates-Hunter, valued at $94,000 and recorded $10,753 in warrant expense related to the grants of 150,000 warrants issued to two Bates-Hunter consultants.

(2) During fiscal 2003, we issued an aggregate 6,250,000 shares of common stock to Hawk USA, valued at $5,087,500 and recorded the excess over the historical cost, $246,210, of the contributions as participation mining rights.

Depreciation and amortization for 2005 was $110,703 as compared to amortization of $247,087 for 2004. Of the $110,703 recorded, $5,053 is straight-line depreciation of fixed assets purchased for work at the Bates-Hunter and $105,650 is amortization of the participation mining rights related to the FSC and McFaulds Lake projects. As of December 31, 2005, all participation mining rights projects have been fully amortized and future projects will be charged to expense as incurred (less any fixed assets or other normally capitalized costs) with a project-by-project review. We will recognize depreciation expense for 2006 on the fixed assets already purchased and possibly will be adding additional assets to the Company.

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

Other Income and Expenses

Our other income and expense consists of interest expense. Interest expense for 2005 was $782,623 and for 2004 it was $295,045. The interest expense relates primarily to our notes payable. Components of interest expense for 2005 were: $44,219 in principal loan interest and $738,404 representing the amortization of original issue discount and beneficial conversion feature (relating to the issuance of common stock and warrants in connection with the notes). Components of interest expense for 2004 were: $42,266 in principal loan interest and $252,779 representing the amortization of original issue discount relating to the issuance of common stock and warrants in connection with the Pandora note (as described below). Our interest expense will continue at least through the second quarter of 2006 and possibly continue throughout the year depending on if we can raise capital through equity transactions.

Discontinued Operations

We reported a gain of $21,154 for the year ended 2004 resulting from accounts payable issues that remained in dispute resulting from the sale of our Hosted Solutions Business.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the years ended December 31, 2005 and 2004, we had net cash used in operating activities of $2,535,963 and $1,050,137, respectively.

We had a working capital deficit of $210,834 at December 31, 2005, compared to working capital of $1,076,840 at December 31, 2004. Cash and equivalents were $117,816 at December 31, 2005, representing a decrease of $1,004,532 from the cash and equivalents of $1,122,348 at December 31, 2004.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The Note was secured by substantially all of our assets and bore interest of 10 percent per annum. The principal and interest monthly payment was $46,278. In lieu of cash, we could satisfy our repayment obligations by issuing shares of our common stock. On any payments we elected to pay in shares of common stock, the per-share value would be equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date. From inception and through March 31, 2005, all payments were made in cash. From April through October 2005, all payments were paid by the issuance of common stock. The final November payment was a combination of cash and common stock. We paid $334,645 in principal payments during 2005 and issued an aggregate of 2,400,000 shares of our common stock. The Note was repaid in full as of December 9, 2005.

As of September 30, 2004, we have invested $2,100,000 in Kwagga (with a balance of $120,803 remaining at December 31, 2005), which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

On January 7, 2005, we completed a private placement of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. We sold an aggregate of 25,050,000 units, resulting in gross proceeds of $2,505,000. In connection with the private placement, we engaged a placement agent, Galileo Asset Management SA, Switzerland. As compensation for their services, we paid a cash commission of $22,750.

On January 21, 2005, we closed on an assignment of a purchase agreement (the “Purchase Agreement”) by and among us, Hunter Corporation and Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine located in Central City, Colorado. We have begun our due diligence on the Bates-Hunter Gold Mine, requiring expenditures of approximately $1,150,000. Our rights under the Purchase Agreement requires us to be completed with our due diligence by November 30, 2006, at which time, should the historical data prove viable, we may complete the purchase of the assets held of the Hunter Corporation for a fixed price of $4,600,000 Canadian (approximately US$3,950,000 at December 31, 2005). The assets consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. In addition to the Cdn$4,600,000 purchase price, we will issue the following additional compensation: (i) we will issue a warrant to Swaisland to purchase 1,000,000 shares of our common stock at a price per share equal to the 10-day closing average sale price of our common stock; (ii) Swaisland will retain a two percent net smelter return royalty on all future production from the Bates-Hunter Gold Mine; and (iii) Goldrush Casino and Mining Corporation will retain a one percent net smelter return royalty (up to a maximum payment of $1,500,000). Furthermore, if the Cdn$4,600,000 payment has not been made by November 30, 2006 and Hunter Corporation has not otherwise granted an extension for payment, the Purchase Agreement will become null and void and neither party shall have any further rights or obligations thereunder.

In May 2005, we entered into warrant exercise agreements with two consultants, allowing them a reduced exercise price on previously issued and outstanding warrants for a period of one year. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allows for monthly exercises with an exercise price of $0.20 per share. For the year ending December 31, 2005, an aggregate of 794,150 warrants were exercised into common stock with proceeds received of $158,830.

On October 10, 2005, we entered into a short-term loan arrangement with a shareholder of ours (an individual resident of Minnesota) whereby we borrowed $100,000 through a purchase agreement with an unsecured promissory note. The promissory note bears an interest rate of six percent per annum and matures on April 10, 2006.

In May 2005, we entered into a short-term loan arrangement with a shareholder of ours, Andrew Green, an individual resident of Ohio (“Mr. Green”) whereby we borrowed $250,000 through a purchase agreement with an unsecured promissory note (“PN”). The PN bore an initial interest rate of six percent per annum and since we had not repaid the PN in full by July 15, 2005 the applicable interest rate from July 15 forward increased to 18 percent per annum. As additional consideration for the PN, we agreed to amend the terms of a warrant (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock held by Mr. Green to reduce the exercise price from $0.25 per share to $0.01 per share based on a default provision in the PN. In August 2005, Mr. Green exercised the warrant to purchase 500,000 shares of common stock and we deducted the new warrant exercise price ($0.01 per share) of $5,000 from the accrued interest owed to him from the PN. See the information that follows pertaining to our renegotiated agreement with Mr. Green.

On September 30, 2005, we issued Pacific Dawn Capital, LLC, a California limited liability company (“Pacific”) a six-month secured convertible promissory note (the “Pacific Note”) in the principal amount of $600,000, or such lesser amount that is actually drawn by us pursuant to a loan and security agreement with Pacific dated September 30, 2005 (the “Pacific Loan Agreement”). The Pacific Note is secured by substantially all of our assets and bore an interest rate of six percent per annum. In order to effectuate the note, Pacific required an additional personal guaranty. Stephen D. King, a board member of ours, provided that guaranty. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share.

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

We also provided Pacific certain preemptive rights under the Pacific Loan Agreement. Furthermore, Pacific has the right to convert any portion of the principal or interest of the Pacific Note outstanding into shares of our common stock based on a conversion rate equal to $0.20 per share. We hold the right to call the Pacific Note at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares have been registered.

On November 1, 2005, we renegotiated our financing agreements with Mr. Green and Pacific. Mr. Green entered into a new loan and security agreement (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) was combined to allow us to draw up to an aggregate of $600,000, on terms similar to the Pacific Loan Agreement, as amended. In consideration for the Existing Financing, we issued a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note bears interest of 12 percent per annum. The Green Note requires no payments until the maturity date of April 30, 2006. We have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock. The Green Note is convertible at Mr. Green’s option at a conversion rate of $0.20 per share. We have a call option that triggers at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares are registered. In order to effectuate the Green Note, Mr. Green required an additional personal guaranty. Stephen D. King, a board member of ours, provided that guaranty. In exchange for agreeing to personally guaranty our obligations under the Green Note, we issued a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King.

Contemporaneously, we amended the Pacific Loan Agreement and Pacific Note to allow for similar terms between Mr. Green and Pacific and to enable the parties to have equal security interests in our Company. Pursuant to an intercreditor agreement between Mr. Green and Pacific, Mr. Green is pari passu in a secondary security interest to the assets of the Company. The amended note allows Pacific to receive a monthly interest rate of 12 percent per annum (versus the original rate of six percent). Furthermore, the amended note requires no payments until the maturity date of April 30, 2006 and the monthly interest payments have been modified as follows: we have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock.

As of December 31, 2005, we have received an aggregate sum of $750,000 in new debt financing and accrued $23,790 of interest.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this Annual Report, we have estimated our cash needs over the next twelve months to be approximately $2,800,000 (to include anticipated debt servicing of approximately $1,150,000, $650,000 for the Bates-Hunter and $150,000 for the Holdsworth project). Additionally, should the exploration results for Bates-Hunter prove viable, we will require $4,600,000 Canadian to complete the purchase by November 30, 2006. Furthermore, in order to continue with exploration at the FSC Project, we are required to have an additional $500,000 advance available, which would be applied to the next investment of $1,400,000 required in order to maintain our level of participation in Kwagga. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Foreign Exchange Exposure

Since our entrance into the precious minerals arena, we have had very limited dealings with foreign currency transactions, even though most of our transactions have been with foreign entities. Most of the funds requests have required US Dollar denominations. Even though we may not record direct losses due to our dealings with market risk, we have an associated reduction in the productivity of our assets. Since we have invested $2,100,000 in US funds in Kwagga, whereby they in turn transfer funds to AfriOre for exploration expenditures, the exchange from the US Dollar to the South African Rand has sustained a reduction. This reduction is one of the reasons for the decrease in our initial 5 to 7 drillhole program on the FSC Project, to be revised to a three drillhole program. Furthermore, should the US Dollar weaken further in relationship to the South African Rand, we may sustain additional reductions in the number of drillholes with future investments.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements of the Company, the accompanying notes and the report of independent registered public accounting firm are included as part of this Form 10-KSB beginning on page F-1, which follows the signature page.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this review, these officers believe that the Company’s disclosure controls and procedures were effective.

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

(b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in internal control over financial reporting that occurred during the fiscal period covered by this Annual Report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 29, 2006:

Name	Age	Positions with the Company

H. Vance White	61	Chief Executive Officer and Director
Mark D. Dacko	54	Chief Financial Officer, Secretary and Director
Norman D. Lowenthal	68	Director
Stephen D. King	49	Director

H. Vance White has been our Chief Executive Officer and one of our directors since June 26, 2003. Since January 2003, Mr. White has also served as President of Hawk Precious Minerals Inc., a Toronto based mineral exploration company. Since May 2005 to present, Mr. White serves on the board of directors of MacDonald Mines Exploration Ltd. Since April 2001, Mr. White has also been a partner in Brooks & White Associates, an unincorporated partnership providing management, financial and/or investor relations services to junior companies primarily in the natural resources sector. Since 1989 to present, Mr. White serves on the board of directors of Kalahari Resources Inc., a publicly-held Junior Canadian Resources company. Since November 1995 to present, Mr. White has served as the Alpine Ski Race Administrator for the Osler Bluff Ski Club, and since September 1979 to present, Mr. White has served as President and Director of Brewis & White Limited, a private family investment company. From January 1991 to July 1998 he was the Franchisee for Alarm Force Industries in the Collingwood, Grey-Bruce Regions of Central Ontario, a provider of residential and commercial monitored alarm systems monitoring. From August 1993 to March 1995, Mr. White was the President of Amarado Resources Inc., a predecessor company of AfriOre Limited and a Director from August 1993 to June 1997. From September 1983 to September 1995, Mr. White was President of Mid-North Engineering Services, a company providing services and financing to the junior mining sector prior to which he was President and Director of the Dickenson Group of Companies, gold producers in the Red Lake gold mining camp of North Western Ontario, Canada. Mr. White has been involved with the natural resource industry for over 30 years and intends to devote approximately 70-80 percent of his time to the affairs of our Company.

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

Stephen D. King was appointed to our board of directors on July 8, 2004. Since October 2000, Mr. King has served as President of SDK Investments, Inc., a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing. He has served as President, from January 1994 until July 2000 and Chairman until October 2000, of PopMail.com, inc., a publicly traded company with businesses in the hospitality and Internet sectors.

There is no family relationship between any director and executive officer of the Company.

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, controller and persons performing similar functions. The Code of Ethics is available on its website at www.witsbasin.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2004 and 2005 were filed on a timely basis, except for the following:

H. Vance White filed a Form 4 on February 11, 2005 relating to a transaction on February 9, 2004.

H. Vance White filed a Form 4 on February 16, 2005 relating to a transaction on February 14, 2004.

Mark D. Dacko filed a Form 4 on May 3, 2005 relating to a transaction on December 29, 2004.

Stephen D. King filed a Form 4 on October 20, 2005 relating to a transaction on October 13, 2005.

Norman D. Lowenthal filed a Form 4 on October 26, 2005 relating to a transaction on October 20, 2005.

H. Vance White filed a Form 4 on October 26, 2005 relating to a transaction on October 20, 2005.

Stephen D. King filed a Form 4 on October 26, 2005 relating to a transaction on October 20, 2005.

Tom Brazil filed a Form 4 dated November 30, 2005 relating to transactions on November 17, 2005.

Tom Brazil filed a Form 4 dated January 4, 2006 relating to transactions on December 20, 2005.

Stephen D. King filed a Form 4/A on February 21, 2006 relating to a transaction on May 4, 2005.

Stephen D. King filed a Form 4 on February 21, 2006 relating to a transaction on October 27, 2005.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth, for the last three fiscal years, the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers serving as such at the end of 2005 whose compensation for that fiscal year was in excess of $100,000. No other executive officer of ours received compensation in excess of $100,000 during fiscal year 2005.

		Annual Compensation			Long-Term Compensation Awards		All Other Compensation ($)
Name and Principal Position	Year	Salary($)	Bonus($)	Other Annual Compensation ($)	Securities Underlying Options/SAR(#)
H. Vance White (1)	2005	—	—	—	450,000		—
Chief Executive Officer	2004	—	—	—	—		—
and Director	2003	—	—	—	1,000,000		—
Mark D. Dacko (2)	2005	$90,000	—	—	450,000		—
Chief Financial Officer,	2004	$90,000	—	—	125,000	(3)	—
Secretary and Director	2003	$90,000	—	—	350,000		—

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

OPTION GRANT TABLE

The following information sets forth information with respect to the grants of options by us to our Chief Executive Officer and our other most highly compensated executive officers as of December 31, 2005.

		Percent total
	Number of	options granted	Exercise/		Grant date
	options	to employees in	base	Expiration	present
	granted	fiscal 2005	price ($)	date	value (c)
Mr. White (a)	250,000	28%	$0.26	5/2/2015	$ 64,810
Mr. White (b)	200,000	22%	$0.15	10/20/2015	$ 29,860
Mr. Dacko (a)	250,000	28%	$0.26	5/2/2015	$ 64,810
Mr. Dacko (b)	200,000	22%	$0.15	10/20/2015	$ 29,860

(a) The options granted vested entirely on 5/2/05.
(b) The options granted vested entirely on 10/20/05.
(c) Grant date present value is calculated on the date of the grant using the Black-Scholes pricing model assuming the following: no dividend yield, risk-free interest rate of ranging from 4.5 to 7.0 percent, expected volatility ranging from 176 to 190 percent, and expected terms of the options of 10 years. The Black-Scholes value is then multiplied by the number of options granted.

AGGREGATED OPTION EXERCISES IN 2005 AND YEAR-END OPTION VALUE TABLE

Shown below is information relating to (i) the exercise of stock options during 2005 by our Chief Executive Officer and each of our other most highly compensated executive officers as of December 31, 2005 and (ii) the value of unexercised options for each of the Chief Executive Officer and such executive officers as of December 31, 2005:

	Number of		Number of shares		Value of unexercised
	shares		underlying unexercised		in-the-money options
	acquired on	Value	options at Dec. 31, 2005		at Dec. 31, 2005 (a)
	exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Mr. White	—	$ —	1,450,000	—	$ —	$ —

Mr. Dacko	—	$ —	965,000	—	$ —	$ —

(a)	The value of unexercised in-the-money options is based on the difference between the exercise price of the options and $0.14, the fair market value of the Company’s common stock on December 31, 2005.

No stock appreciation rights were exercised during the 2005 fiscal year, and no stock appreciation rights were outstanding at the end of that fiscal year.

EMPLOYMENT AGREEMENTS

We employ eight employees and we do not have written employment agreements with any. Although our chief executive officer does not collect any salary, we did record a non-cash expense for his contributed services during the year ended December 31, 2005. Effective January 2006, our chief financial officer is entitled to an annual salary of $120,000.

As indicated above, Mr. White also serves as president of Hawk Precious Minerals Inc., a Toronto-based mineral exploration company, for which he receives a monthly salary of $2,500 Canadian, roughly the equivalent of US$2,250 as of March 24, 2006. Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., holds 3,242,500 shares of our common stock. Additionally, Hawk Precious Minerals Inc., holds 200,000 shares of our common stock and a warrant to purchase 30,000 shares of our common stock at $1.00 per share, which expires on October 13, 2006.

DIRECTOR COMPENSATION

Non-employee directors of our Company are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board. In 2005, we issued options to purchase a total of 900,000 shares of our common stock to two directors as follows: on May 2, 2005, we granted an option to purchase 250,000 shares to Mr. Lowenthal and 250,000 shares to Mr. King; and on October 20, 2005 we granted an option to purchase 200,000 shares to Mr. Lowenthal and 200,000 shares to Mr. King. The grants to Messrs. Lowenthal and King were both pursuant to our 2003 Director Stock Option Plan.

On January 27, 2005, the board authorized a consulting agreement with Stephen D. King. The agreement is for consulting services to provide strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, as well as other consulting services. As of December 31, 2005, we paid $207,000 to Mr. King for said services.

Members of our board who are also employees of ours receive no options for their services as directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company does not have a formal audit committee. Our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2005. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2005 and 2004 were provided to each member of the board in which any concerns by the members were directed to our auditors: Carver Moquist & O’Connor, LLC.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 29, 2006, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)	Percentage of Class

H. Vance White	4,922,500 (2)	6.9
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Mark D. Dacko	965,000 (3)	1.4
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Norman D. Lowenthal	700,000 (3)	1.0
Private Bag X60
Saxonwold, 2132 South Africa
Stephen D. King	2,700,000 (4)	3.7
4243 Dunwoody Club, Suite 103
Atlanta, GA 30350
All directors and officers as a group	9,287,500	12.3

Thomas Brazil	7,732,367 (5)	10.7
17 Bayns Hill Road
Boxford, MA 01921
Andrew Green	7,750,000 (6)	10.3
9900 Carver Road
Cincinnati, OH 45242
Pacific Dawn Capital	4,500,000 (7)	6.1
2566 W. Woodland Drive
Anaheim, CA 92801
Hawk Precious Minerals Inc.	3,472,500 (8)	5.0
2500 - 120 Adelaide St. W.
Toronto, ON M5H 1T1
______________

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)
Includes 1,450,000 shares issuable upon the exercise of options that are currently exercisable. Also includes 3,242,500 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., 200,000 shares held by Hawk Precious Minerals Inc., and 30,000 shares issuable upon exercise of certain warrants held by Hawk Precious Minerals Inc., of which Mr. White is a director and executive officer.

(3)	Represents shares issuable upon the exercise of options that are currently exercisable.

(4)
Includes 700,000 shares issuable upon the exercise of options that are currently exercisable and 2,000,000 shares issuable upon exercise of certain warrants. All options and warrants have been transferred into the name of Mr. King’s spouse.

(5)	Includes 2,775,000 shares issuable upon the exercise of certain warrants. Also includes 91,500 shares owned by Mr. Brazil’s spouse. Mr. Brazil disclaims beneficial ownership of these shares.

(6)	Includes 6,500,000 shares issuable upon the exercise of certain warrants.

(7)	Includes 4,000,000 shares issuable upon the exercise of certain warrants.

(8)
Includes 3,242,500 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., 200,000 shares held by Hawk Precious Minerals Inc., and 30,000 shares issuable upon exercise of certain warrants held by Hawk Precious Minerals Inc.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2005:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)		(b)
Equity compensation
plans approved by
security holders (1)	4,409,500	$0.90	764,000

Equity compensation
plans not approved by
security holders	1,722,500	$0.83	400,000
Total	6,132,000	$0.88	1,164,000

(1) Includes 450,000 securities (in columns a and b) available from the 2000 Director Stock Option Plan (a Plan previously approved by shareholders) approved by written board action on July 8, 2003 but not yet presented for shareholder approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Wayne W. Mills

The following transactions occurred when Mr. Mills beneficially owned more than 5% of our securities. As of December 31, 2005, Mr. Mills is a less than 5% beneficial owner of our securities as indicated in his Schedule 13G filings.

In May 2004, in exchange for agreeing to personally guarantee our obligations under a secured convertible promissory note that we issued to Pandora Select Partners, L.P., we paid Mr. Mills a cash fee of $48,750, plus issued a five-year warrant to purchase 375,000 shares of our common stock at a price of $0.40 per share. In addition, in consideration for advisory services rendered to us, we paid to Blake Capital LLC (a wholly owned entity of Mr. Mills) $25,000, respectively and agreed to issue to Blake Capital a five-year warrant to purchase, at an exercise price of $0.40 per share, 100,000 shares of our common stock.

In May 2005, we entered into a consulting agreement with Blake Advisors, LLC related to strategic merger, acquisition and corporate finance services for a period of one-year. The agreement required monthly payments of $15,875 in cash and the reimbursement of reasonable out-of-pocket expenses. The agreement was cancelled December 31, 2005. Blake Advisors is wholly owned by Mr. Mills. And in May 2005, we entered into warrant exercise agreement with Mr. Mills, allowing him a reduced exercise price on previously issued and outstanding warrants, granted in his name or one of his wholly owned entities. He held an aggregate of 1,906,334 warrants exercisable with a range of original pricing from $0.40 to $5.50 per share. The warrant exercise agreement allows for a predetermined number of warrants available for monthly exercise at $0.20 per share, for a period of one year. During 2005, Mr. Mills exercised 370,650 warrants.

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

On April 11, 2005, we entered into a management services agreement with Hawk, whereby Hawk will provide certain management and administrative services to the Company. The term of the agreement is for one-year and requires payment of $50,000 US. As of June 30, 2005, we had paid the entire yearly agreement amount to Hawk.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-KSB, or are incorporated herein by reference.

Exhibit**	Description of Document
3.1	Articles of Incorporation, as amended through July 10, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 filed on February 14, 2005 (File No. 333-122338)).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 2004 (File No. 1-12401)).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-2 filed on November 26, 2003 (File No. 333-110831)).

4.2	Form of Common Stock Purchase Warrant dated October 24, 2003 (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 31, 2003).

4.3	Form of Warrant issued to Pandora Select Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 4, 2004).

4.4	Form of Warrant issued to two affiliates of Pandora Select Partners, L.P. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 4, 2004).

4.5	Form of Warrant issued to Hawk Precious Minerals Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed October 15, 2004).

4.6	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed December 16, 2004).

4.7	Form of Common Stock Purchase Warrant dated November 1, 2005 (incorporated by reference to Exhibit 4.1 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

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

10.6	Member Control Agreement of Active Hawk Minerals, LLC dated June 26, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 1, 2003).

10.7	2003 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.8
Quota Purchase Agreement by and between the Registrant and Argyle Securities Limited, dated February 6, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 12, 2004).

10.9	Purchase Agreement by and among the Registrant and Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 4, 2004).

10.10	Secured Convertible Promissory Note by the Registrant to Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 4, 2004).

10.11
Registration Rights Agreement by and among the Registrant and Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed June 4, 2004).

10.12	Security Agreement by and between the Registrant and Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 4, 2004).

10.13
Assignment of Option Agreement between and by the Registrant, Hawk Precious Minerals Inc. and Richard Nemis “In Trust” dated June 10, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 14, 2004).

10.14	Option Agreement between the Registrant and Richard Nemis “In Trust” dated May 12, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 14, 2004).

10.15	Agreement by and among the Registrant and Argyle Securities Limited, dated July 19, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 4, 2004).

10.16
Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Registrant, and Kwagga Gold (Barbados) Limited, dated August 27, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 1, 2004).

10.17
Amendment to Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Registrant, and Kwagga Gold (Barbados) Limited, dated August 30, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed September 1, 2004).

10.18
Proposal by and among the Registrant, Hunter Gold Mining Corporation, Hunter Gold Mining, Inc., and Ken Swaisland, dated September 16, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 16, 2004).

10.19	Form of Promissory Note by the Registrant to Hawk Precious Minerals Inc., dated October 13, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 15, 2004).

10.20	Form of Subscription Agreement and Investment Representation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2004).

10.21	Form of Supplement to Subscription Agreement and Investment Representation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2004).

10.22
Letter Agreement dated December 2, 2003 by and between Ken Swaisland and Hunter Gold Mining Corporation regarding purchase and sale of shares of Hunter Gold Mining Corporation (incorporated by reference to Exhibit 10.24 to the Registrant’s Form SB-2 filed on February 14, 2005 (File No. 333-122338)).

10.23
Assignment of Purchase Option Agreement by and between the Registrant and Kenneth Swaisland, dated August 12, 2004 (incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2004 (File No. 1-12401)).

10.24
Consulting Agreement dated January 20, 2005 between the Registrant and Stephen D. King (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended March 31, 2005 (File No. 1-12401)).

10.25
Management Services Agreement dated April 11, 2005 between the Registrant and Hawk Precious Minerals Inc. (incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended March 31, 2005 (File No. 1-12401)).

10.26
Amended and Restated Loan and Security Agreement by the Registrant to Pacific Dawn Capital, LLC dated November 1, 2005 (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

10.27
Amended Secured Convertible Promissory Note by the Registrant to Pacific Dawn Capital, LLC dated September 30, 2005 (incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

10.28
Loan and Security Agreement by the Registrant to Andrew Green dated November 1, 2005 (incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

10.29
Secured Convertible Promissory Note by the Registrant to Andrew Green dated November 1, 2005 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

10.30
Letter Agreement dated December 31, 2005 by and between the Registrant and Hunter Gold Mining Corporation regarding amending the option agreement for the purchase of the shares of Hunter Gold Mining Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 18, 2006).

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

**Filed herewith electronically

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 3, 2005, our Board of Directors ratified the engagement of Carver Moquist & O’Connor, LLC (“CMO”) to audit our financial statements for the year ended December 31, 2004 and on January 23, 2006, our Board ratified the engagement of CMO to audit our financial statements for the year ended December 31, 2005. On December 28, 2004 Virchow, Krause & Company, LLP (“VK”) resigned from its position as our principal independent accountants.

AUDIT FEES:
VK were our auditors for the three quarters ended September 30, 2004 and CMO were our auditors for the years ended December 31, 2004 and 2005.

For their review of our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings, VK billed us $38,890.

The aggregate fees billed for professional services rendered by CMO for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB for 2004 and 2005, the Company’s Form 10QSB for 2005, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $12,400 for the year ended December 31, 2004 and $37,440 for the year ended December 31, 2005.

AUDIT RELATED FEES:
There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

TAX FEES:
There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

ALL OTHER FEES:
There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2005 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC. (“REGISTRANT”)

Dated: March 29, 2006	By:	/s/ H. Vance White
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and dates indicated.

Name	Title	Date
/s/ H. Vance White H. Vance White	Chief Executive Officer and Director (principal executive officer)	March 29, 2006
/s/ Mark D. Dacko Mark D. Dacko	Chief Financial Officer, Secretary and Director (principal financial and accounting officer)	March 29, 2006
/s/ Norman D. Lowenthal Norman D. Lowenthal	Director	March 30, 2006
/s/ Stephen D. King Stephen D. King	Director	March 29, 2006

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

Page
Report of Independent Registered Public Accounting Firm of
Carver Moquist & O’Connor, LLC	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3
Consolidated Statements of Operations for the Years Ended
December 31, 2005 and 2004	F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive
Loss for the Years Ended December 31, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005 and 2004	F-9
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Wits Basin Precious Minerals Inc., and subsidiaries (an exploration stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2005 and 2004, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wits Basin Precious Minerals Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2005 and 2004 and had an accumulated deficit at December 31, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
March 30, 2006

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
Assets
Current assets:
Cash	$117,816	$1,122,348
Receivables	—	30,817
Investment	11,260	18,904
Prepaid expenses	163,396	317,276
Total current assets	292,472	1,489,345

Property and equipment, net	89,559	—
Participation mining rights, net	120,803	840,310
Debt issuance costs, net	4,662	80,359
Total Assets	$507,496	$2,410,014
Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, net of original issue discount	$301,111	$87,279
Accounts payable	136,223	191,631
Accrued expenses	65,972	133,595
Total current liabilities	503,306	412,505

Accrued guarantee fee	—	30,000
Private placement escrow	—	734,950
Total liabilities	503,306	1,177,455

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value, 150,000,000 shares
authorized: 65,674,329 and 42,601,612 shares issued and
outstanding at December 31, 2005 and 2004, respectively	656,743	426,016
Additional paid-in capital	34,487,774	31,388,817
Warrants	6,418,685	5,238,405
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage,
subsequent to April 30, 2003	(18,618,908)	(12,888,219)
Accumulated other comprehensive loss	(7,644)	—
Total shareholders’ equity	4,190	1,232,559
Total Liabilities and Shareholders’ Equity	$507,496	$2,410,014

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2005	2004	2005
Revenues	$—	$—	$—
Operating expenses:
General and administrative	3,777,977	1,764,773	6,916,932
Exploration expenses	1,134,386	1,155,542	7,631,218
Depreciation and amortization	110,703	247,087	439,050
Stock issued as penalty	—	2,152,128	2,152,128
Loss (gain) on impairment of Brazmin	(75,000)	742,578	667,578
Loss on disposal of assets	—	—	1,633
Total operating expenses	4,948,066	6,062,108	17,808,539
Loss from operations	(4,948,066)	(6,062,108)	(17,808,539)

Other income (expense):
Interest income	—	—	2,225
Interest expense	(782,623)	(295,045)	(1,077,668)
Total other expense	(782,623)	(295,045)	(1,075,443)
Loss from operations before income tax benefit and discontinued operations	(5,730,689)	(6,357,153)	(18,883,982)
Benefit from income taxes	—	—	243,920
Loss from continuing operations	(5,730,689)	(6,357,153)	(18,640,062)

Discontinued operations (See Note 3):
Gain from discontinued operations	—	21,154	21,154
Net loss	$(5,730,689)	$(6,335,999)	$(18,618,908)

Basic and diluted net loss per common share:
Continuing operations	$(0.09)	$(0.19)	$(0.48)
Discontinued operations	—	—	—
Net loss	$(0.09)	$(0.19)	$(0.48)

Basic and diluted weighted average
common shares outstanding	61,637,933	33,633,074	39,070,732

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

			Additional
	Common stock		paid-in
	Shares	Amount	capital	Warrants
BALANCE, December 31, 2003	30,297,181	$302,972	$27,423,258	$4,146,438

Issuance of 700,000 shares of common stock and
150,000 5-year warrants to purchase Brazmin
Ltda in February 2004	700,000	7,000	679,000	147,000
Issuance of 2,380,000 shares of common stock
deemed as penalty shares related to October
2003 private placement	2,038,000	20,380	2,131,748	—
Exercise of stock option by former directors in
February and March 2004	240,000	2,400	150,000	—
Issuance of 1,928,571 warrants in connection with
April 2004 secured promissory note payable and
personal guaranty	—	—	—	650,000
Issuance of 200,000 shares of common stock in June
2004 for option agreement of McFaulds Lake	200,000	2,000	82,000	—
Partial consideration returned for terminating the
purchase of Brazmin Ltda.	(400,000)	(4,000)	(112,000)	—
Conversion of accounts payable to common stock
at $0.27 per share in August 2004	250,000	2,500	65,000	—
Exercise of 576,461 warrants at $0.25 per share
under repricing offer in September & October 2004	576,431	5,764	138,344	—
Issuance of 30,000 warrants at $1.00 per share in
connection with bridge loan with affiliate	—	—	—	7,633
Issuance of 100,000 warrants at $0.10 per share in
November 2004 for financial services	—	—	—	33,834
Issuance of common stock at $0.10, in private
placement in December 2004 and warrants at
$0.25 per share	8,450,000	84,500	507,000	253,500
Deferred compensation related to consulting
Agreements for Brazmin Ltda.	—	—	109,967	—
Conversion of accounts payable to common stock
at $0.26 per share in December 2004	250,000	2,500	62,500	—
Additional stock option compensation under
variable plan accounting	—	—	72,000	—
Contributed services by an executive	—	—	80,000	—
Net loss and comprehensive loss	—	—	—	—
BALANCE, December 31, 2004	42,601,612	426,016	31,388,817	5,238,405

Issuance of common stock and warrants in January
2005 private placement at $0.10 per unit (net of
offering costs of $31,331)	16,600,000	166,000	1,015,159	447,510
Issuance of 275,000 shares of common stock in
January 2005 for purchase option rights of
Bates-Hunter Gold Mine	275,000	2,750	91,250	—
Conversion of note payable principal and interest
into common stock from April thru November 2005	2,400,000	24,000	304,861	—

			Additional
	Common stock		paid-in
	Shares	Amount	capital	Warrants
Additional compensation for re-pricing of
3,063,834 warrants granted to two consultants	—	—	—	209,817
Exercise of warrants with cash	794,150	7,941	204,147	(53,258)
Issuance of 1,353,567 shares of common stock,
200,000 options and 2,800,000 warrants to
consultants during 2005 for services	1,353,567	13,536	289,566	905,120
Exercise of warrants in lieu of interest
due on note payable	500,000	5,000	81,264	(81,264)
Issuance of 150,000 shares of common stock and
re-pricing of 500,000 warrants for late
payment penalty on note payable	150,000	1,500	18,500	55,284
Issuance of 1,000,000 shares of common stock and
9,500,000 warrants and recording a beneficial
conversion charge related to 2005 notes payable	1,000,000	10,000	214,011	477,270
Warrants that expired during 2005 without exercise	—	—	780,199	(780,199)
Contributed services by an executive	—	—	100,000	—
Comprehensive loss:
Net loss	—	—	—	—
Unrealized loss on investment	—	—	—	—
Total comprehensive loss	—	—	—	—
BALANCE, December 31, 2005	65,674,329	$656,743	$34,487,774	$6,418,685

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
	Accumulated deficit	Deficit accumulated (1)	Accumulated other comprehensive loss	Total
BALANCE, December 31, 2003	$(22,932,460)	$(6,552,220)	$—	$2,387,988

Issuance of 700,000 shares of common stock and
150,000 5-year warrants to purchase Brazmin
Ltda in February 2004	—	—	—	833,000
Issuance of 2,380,000 shares of common stock
deemed as penalty shares related to October
2003 private placement	—	—	—	2,152,128
Exercise of stock option by former directors in
February and March 2004	—	—	—	152,400
Issuance of 1,928,571 warrants in connection with
April 2004 secured promissory note payable and
personal guaranty	—	—	—	650,000
Issuance of 200,000 shares of common stock in June
2004 for option agreement of McFaulds Lake	—	—	—	84,000
Partial consideration returned for terminating the
purchase of Brazmin Ltda.	—	—	—	(116,000)
Conversion of accounts payable to common stock
at $0.27 per share in August 2004	—	—	—	67,500
Exercise of 576,461 warrants at $0.25 per share
under repricing offer in September & October 2004	—	—	—	144,108
Issuance of 30,000 warrants at $1.00 per share in
connection with bridge loan with affiliate	—	—	—	7,633
Issuance of 100,000 warrants at $0.10 per share in
November 2004 for financial services	—	—	—	33,834
Issuance of common stock at $0.10, in private
placement in December 2004 and warrants at
$0.25 per share	—	—	—	845,000
Deferred compensation related to consulting
agreements for Brazmin Ltda.	—	—	—	109,967
Conversion of accounts payable to common stock
at $0.26 per share in December 2004	—	—	—	65,000
Additional stock option compensation under
variable plan accounting	—	—	—	72,000
Contributed services by an executive	—	—	—	80,000
Net loss and comprehensive loss	—	(6,335,999)	—	(6,335,999)
BALANCE, December 31, 2004	(22,932,460)	(12,888,219)	—	1,232,559

Issuance of common stock and warrants in January
2005 private placement at $0.10 per unit (net of
offering costs of $31,331)	—	—	—	1,628,669
Issuance of 275,000 shares of common stock in
January 2005 for purchase option rights of
Bates-Hunter Gold Mine	—	—	—	94,000
Conversion of note payable principal and interest
into common stock from April thru November 2005	—	—	—	328,861

	Accumulated deficit	Deficit accumulated (1)	Accumulated other comprehensive loss	Total
Additional compensation for re-pricing of
3,063,834 warrants granted to two consultants	—	—	—	209,817
Exercise of warrants with cash	—	—	—	158,830
Issuance of 1,353,567 shares of common stock,
200,000 options and 2,800,000 warrants to
consultants during 2005 for services	—	—	—	1,208,222
Exercise of warrants in lieu of interest
due on note payable	—	—	—	5,000
Issuance of 150,000 shares of common stock and
re-pricing of 500,000 warrants for late
payment penalty on note payable	—	—	—	75,284
Issuance of 1,000,000 shares of common stock and
9,500,000 warrants and recording a beneficial
conversion charge related to 2005 notes payable	—	—	—	701,281
Warrants that expired during 2005 without exercise	—	—	—	—
Contributed services by an executive	—	—	—	100,000
Comprehensive loss:
Net loss	—	(5,730,689)	—	—
Unrealized loss on investment	—	—	(7,644)	—
Total comprehensive loss	—	—	—	(5,738,333)
BALANCE, December 31, 2005	$(22,932,460)	$(18,618,908)	$(7,644)	$4,190

(1)	Deficit accumulated during the exploration stage, subsequent to April 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2005	2004	2005
OPERATING ACTIVITIES:
Net loss	$(5,730,689)	$(6,335,999)	$(18,618,908)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	110,703	247,087	439,050
Loss on disposal of assets	—	—	1,633
Loss on impairment of Brazmin	—	742,578	742,578
Issue of common stock for exploration rights in excess of historical cost	94,000	—	4,935,290
Amortization of participation mining rights	613,857	865,340	1,979,197
Amortization of debt issuance costs	83,058	51,138	134,196
Amortization of original issue discount	649,613	252,779	902,392
Amortization of prepaid consulting fees related to issuance of warrants and common stock	1,155,679	—	1,819,762
Compensation expense related to stock options and warrants	280,500	355,934	749,998
Contributed services by an executive	100,000	80,000	204,500
Issuance of common stock as penalty related to October 2003 private placement	—	2,152,128	2,152,128
Interest expense related to issuance of common stock and warrants	88,790	—	88,790
Changes in operating assets and liabilities:
Accounts receivable, net	30,817	—	43,017
Prepaid expenses	135,740	295,501	180,106
Accounts payable	(55,408)	132,405	83,081
Accrued expenses	(92,623)	110,972	(154,615)
Net cash used in operating activities	(2,535,963)	(1,050,137)	(4,317,805)

INVESTING ACTIVITIES:
Purchases of property and equipment	(94,612)	—	(94,612)
Proceeds from sale of Brazmin	—	25,000	25,000
Investment in participation mining rights	—	(411,232)	(2,239,121)
Net cash used in investing activities	(94,612)	(386,232)	(2,308,733)

FINANCING ACTIVITIES:
Payments on long-term debt	(169,145)	(165,500)	(334,645)
Private placement advances held in escrow	(734,950)	734,950	—
Cash proceeds from issuance of common stock, net
of offering costs	1,628,669	845,000	4,725,272
Cash proceeds from exercise of stock options	—	152,400	169,900
Cash proceeds from exercise of warrants	158,830	144,108	302,938
Cash proceeds from short-term debt	750,000	—	750,000
Cash proceeds from long-term debt	—	650,000	650,000
Debt issuance costs	(7,361)	(131,497)	(138,858)
Net cash provided by financing activities	1,626,043	2,229,461	6,124,607

Change in Cash and Cash Equivalents of Discontinued Operations	—	(34,734)	(77,293)
INCREASE (DECREASE) IN CASH EQUIVALENTS	(1,004,532)	758,358	(579,224)
CASH AND EQUIVALENTS, beginning of period	1,122,348	363,990	697,040
CASH AND EQUIVALENTS, end of period	$117,816	$1,122,348	$117,816

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 and 2004

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of December 31, 2005, we hold interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth) and Colorado (Bates-Hunter).

Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property located near the village of Hawk Junction, Ontario, Canada. We acquired rights to the FSC and Holdsworth Projects in June 2003. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Gold Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet through our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions and Accounting Software Businesses as of such dates and as a result, we became an exploratory stage company effective May 1, 2003.

As of December 31, 2005, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals, therefore, we will be substantially dependent on the third party contractors we engage to perform such operations.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2005, we incurred losses from continuing operations of $5,730,689. At December 31, 2005, we had an accumulated deficit of $41,551,368 and working capital deficit of $210,834. Our ability to continue as a going concern is dependent on our ability in raising the required additional capital or debt to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc., and our wholly owned subsidiaries: (i) Gregory Gold Producers, Inc; (ii) Active Hawk Minerals, LLC; (iii) Red Wing Business Systems, Inc; and (iv) Champion Business Systems, Inc. Red Wing Business Systems, Inc., and Champion Business Systems, Inc., became inactive subsidiaries after the sale of our Accounting Software Business in 2003. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives ranging from five to seven years.

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, capital assets and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Segment Reporting

Due to the reclassification of our Hosted Solutions Business into discontinued operations, we have a single operating segment. The single operating segment is that of minerals exploration.

Revenue Recognition and Deferred Revenue

We currently do not have the ability to generate revenues from our investments in Kwagga (the FSC Project), Holdsworth, or Bates-Hunter. Furthermore, we do not expect to generate revenues for the foreseeable future.

Exploration Expenses

If we acquire a project that has no known reserves or resources, exploration expenses will be charged as incurred (less any fixed assets or other normally capitalized costs) until such time as proven resources or reserves have been properly established.

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

Stock Based Compensation

For the year ended December 31, 2005 and as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we accounted for share-based payments to employees and directors using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25. As such, we do not recognize compensation cost related to these stock option grants if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. Our general policy is to grant stock options and warrants at fair value at the date of grant. We recorded expense related to stock based compensation issued to non-employees in accordance with SFAS No. 123.

For the years ended December 31, 2005 and 2004, we recorded compensation expense pursuant to APB Opinion No. 25 and related interpretations on options granted and due to modifications of options of $0 and $72,000, respectively. Had compensation expense for employees and directors been recognized based upon the fair value of options at the grant date consistent with the provisions of SFAS No. 123, our results would have been as follows:

			May 1, 2003
			(inception) to
	December 31,		December 31,
	2005	2004	2005
Net loss	$(5,730,689)	$(6,335,999)	$(18,618,908)
Stock-based employee compensation expense included in net loss, net
of related tax effects	—	72,000	88,764
Stock-based employee compensation expense determined under the fair
value based method, net of related tax effects	(428,679)	(1,246,750)	(5,125,023)
Pro forma net loss	$(6,159,368)	$(7,510,749)	$(23,655,167)
Loss per share (basic and diluted):
As reported	$(0.09)	$(0.19)	$(0.48)
Pro forma	$(0.10)	$(0.22)	$(0.61)

In determining the compensation cost of the options granted during fiscal 2005 and 2004, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2005	2004
Risk-free interest rate	4.5% - 7.0%	4.5%
Expected volatility factor	176% - 190%	200%
Expected dividend	—	—
Expected option term	10 years	10 years

Off Balance Sheet Arrangements

As of December 31, 2005, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of long-term debt approximated the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include such items as foreign currency translation adjustments and unrealized gains (losses) on certain marketable securities.

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants and conversion of convertible debt. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

At December 31, 2005, the total principal and interest due on secured convertible debt was $672,442, which might be converted into 3,362,210 shares of our common stock, based on a $0.20 per share conversion price. Total options and warrants outstanding at December 31, 2005 were 6,132,000 and 40,126,998, respectively and total options and warrants outstanding at December 31, 2004 were 5,000,000 and 22,074,691, respectively. These shares were not included in computing the net loss per share because their effects were antidilutive for each of the years ended December 31, 2005 and 2004.

Income Taxes

The Company accounts for income taxes using the liability method to recognize deferred income tax assets and liabilities. Deferred income taxes are provided for temporary differences between the financial reporting and tax bases of our assets and liabilities at currently enacted tax rates. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees and directors, as well as other equity-based compensation arrangements, to be recognized in the financial statements based on their fair values, using prescribed option-pricing models effective for the first annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The adoption of this statement becomes effective for the Company on January 1, 2006.

The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future, valuation methodology adopted and assumptions selected at the time of future grants. With the adoption of Statement No. 123(R), we may elect to utilize a different valuation method and/or different valuation assumptions. These selections may have a significant impact on the amount of share-based payment expense under Statement No. 123(R).

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect that adoption will have a material impact.

NOTE 3 - DISCONTINUED OPERATIONS

Hosted Solutions Business

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating business information on the Internet through our Hosted Solutions Business. On March 14, 2003, we sold all of the assets relating to our Hosted Solutions Business. We reported a gain of $21,154 from adjustments relating to disputes of accounts payable issues, which we reconciled in 2004.

NOTE 4 - RECEIVABLES

On August 3, 2004, we completed a termination agreement in which we sold our interest in Brazmin, Ltda., back to its original owner. In that agreement, we were due a $25,000 payment, which was received in January 2005. On December 2, 2004, we entered into an agreement with MacDonald Mines Exploration Ltd., a Canadian company listed on the TSXV under BMK (“MacDonald”) whereby they could earn a 55 percent interest in the McFaulds Lake Project. One of the provisions under the agreement required MacDonald to make a cash payment of $5,817, which was received in January 2005. See Note 8 - Participation Mining Rights for information regarding McFaulds Lake.

NOTE 5 - INVESTMENT

Further to the agreement described above with MacDonald, MacDonald was required to issue to us 175,000 shares of their common stock. The US Dollar value of the 175,000 shares of MacDonald we hold was $11,260 on December 31, 2005 and $18,904 on December 31, 2004. We consider this a current asset as we expect to sell these shares in the near term.

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees are calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have internal infrastructure to perform. The amortization periods coincide with terms of the agreements. The other prepaid expenses contain amounts we have prepaid for general and administrative purposes and are being expensed as utilized.

In January 2005, we issued 2,000,000 warrants (which expire on December 31, 2006) exercisable at $0.225 per share as consulting fees in connection with international marketing and public relations services provided by a foreign corporation, Caribbean Consultants Holdings Associated S.A. The warrants were valued at $710,664 using the Black-Scholes pricing model and were amortized over a one-year period (ending December 2005) to coincide with the term of the consulting agreement.

In April 2005, we issued (i) 300,000 shares of our common stock (valued at $73,200 based on an average five day closing sale price of our common stock) and 300,000 two-year warrants exercisable at $0.50 per share (valued at $54,794 using the Black-Scholes pricing model) as compensation to a consultant for website marketing and monitoring programs; (ii) 150,000 two-year warrants (valued at $32,994 using the Black-Scholes pricing model) in 50,000 increments exercisable at $0.25, $0.50 and $0.75 per share as compensation to a consultant for advice with the investment capital markets and development of investment banking relationships and (iii) 150,000 two-year warrants exercisable at $0.30 per share (valued at $28,668 using the Black-Scholes pricing model) as compensation to two consultants (one 50,000 and one 100,000 issuance) who directly will be working with us on the Bates-Hunter project. Amortization of these issuance costs will vary between six and twenty four months to coincide with the term of the consulting agreements.

In May 2005, we entered into warrant exercise agreements with two consultants, allowing them a reduced exercise price on previously issued and outstanding warrants for a period of one year. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing from $0.40 to $5.50 per share. Each of the warrant exercise agreements allow for a predetermined number of warrants available for monthly exercise at $0.20 per share. An additional expense ($209,817) resulted from the modification of these warrants, which was calculated using the Black-Scholes pricing model, and is being amortized over an eleven month period to coincide with the terms of the agreements.

In September 2005, we issued 50,000 shares of our common stock (valued at $7,000 based on an average five day closing sale price of our common stock and fully amortized by December 31, 2005 to coincide with the terms of the agreement) as compensation to a consultant for advice with the investment capital markets.

On October 20, 2005, we issued 200,000 options out of our 2001 Employee Stock Option Plan, which allows for such grants, with an exercise price of $0.15 (the closing sale price of our common stock was $0.13) as compensation to a former board member related to advice of the investment capital markets outside of the US. The options were valued at $20,401 using the Black-Scholes pricing model and are being amortized over a two year period to coincide with the terms of the consulting agreement.

Components of prepaid expenses are as follows:

	December 31,
	2005	2004
Prepaid consulting fees	$142,276	$160,417
Other prepaid expenses	21,120	156,859
	$163,396	$317,276

NOTE 7 - PROPERTY AND EQUIPMENT

Related to our due diligence process at the Bates-Hunter Gold Mine in Colorado, we have made certain purchases of equipment ($94,612) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years, with the first years depreciation of $5,053.

NOTE 8 - PARTICIPATION MINING RIGHTS

The Participation Mining Rights are the capitalized investments we made in the mineral exploration projects of: (i) the FSC Project in South Africa, (ii) the Holdsworth Project in Canada, and (iii) the McFaulds Lake Project in Canada (which rights expired on December 31, 2005). These investments are in the form of: (a) shares of our common stock and warrants issued to purchase the rights to explore or buy assets, (b) cash expenditures required by the agreements we entered into to obtain those rights, and (c) historical costs we recorded as part of certain acquisitions. We have amortized all of the projects costs except for the remaining cash balance held by Kwagga for the FSC Project. We do not have the right to a refund of that remaining balance, except in very specific events and therefore do not consider those funds to be a prepaid expense, but an investment in exploration.

We have adopted the policy to expense all further exploration project expenses as incurred (less any fixed assets or other normally capitalized costs) until we can establish a timeline for revenue recognition from either the mining of a mineral or the sale of a developed property.

FSC and Holdsworth Projects

In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. One of the projects is the FSC Project, in which we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project

To date, we have invested $2,100,000 in Kwagga, which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. Once the current exploration funds have been expended completely, estimated to be mid-year 2006, AfriOre and Kwagga will deliver to us a report describing the results of the drilling activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. We have had initial conversations with AfriOre regarding possible financing options for the next investment. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to rapid dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of any remaining funds advanced to Kwagga.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $120,803 remains in their cash reserves at December 31, 2005. The majority of all exploration expenses processed by AfriOre, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the Dollar by as much as approximately 25 percent. This reduction in the US Dollar plus the cost overruns associated with the additional depth drilled on each drillhole (BH47 and BH48) and sidewall repair on BH48 are the major factors that have contributed to decreasing the initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. The initial drillhole, BH47 was completed in June 2004 to a depth of 2,984 meters (approximately 9,800 feet) and the second drillhole, BH48 was completed in August 2005 to a depth of 2,559 meters (approximately 8,400 feet).

In order for AfriOre to begin preparation to commence on the third drillhole, they must receive the drilling permit (issued by the Department of Minerals and Energy, which is currently in process) and be provided with additional satisfaction that we have secured funds of at least $500,000.

The other exploration project we acquired from Hawk USA in June 2003, located in the Wawa area near the village of Hawk Junction, Ontario, Canada, is the Holdsworth Project. The Holdsworth Project consists of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres). The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. Once we have secured the financing, which we estimate to be approximately $150,000, our plan would be to conduct pre-exploration activities on the Holdsworth Project. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

Hawk USA’s contributions of its right in the FSC Project and its mining claims held in the Holdsworth Project were valued at their historical cost, an aggregate of $246,210. Based on the information we obtained from Hawk, we estimated that the value attributable to the FSC Project was $228,975. Based on this, the remaining value of $17,235 was assigned the Holdsworth Project.

McFaulds Lake

In June 2004, we entered into an option agreement to earn a 70 percent interest in five mining claims covering approximately 1,295 hectares (approximately 3,200 acres) in the McFaulds Lake area of the James Bay Lowlands, Attawapiskat Region of northern Ontario currently held under option by Hawk. This site is a VMS (volcanogenic massive sulphide) base metals project.

The option agreement required us to pay Cdn$60,000 ($45,501 US) and issue 200,000 shares of our common stock, valued at $84,000; therefore, we recorded our initial investment in McFaulds Lake at $129,501.

In December 2004, we entered into an agreement with MacDonald whereby they could earn a 55 percent interest (subject to the 2% royalties) in the McFaulds Lake Project. The option required MacDonald to make a cash payment of Cdn$10,000, issue 250,000 shares of its common stock, and pay the Cdn$200,000 exploration expenditures required by the option. An initial drillhole had been completed and no mineral value was detected from the assay. The Cdn$10,000 cash payment and the issuance of the 250,000 shares transpired in January 2005 and were divided between Hawk and us on our respective 30 percent and 70 percent basis. Our portion was valued at US$24,721 at December 31, 2004 (includes $5,871 of cash and $18,904 in MacDonald common stock).

The ownership of the option could not be transferred from Hawk to MacDonald and us until the final exploration expenditure had been made prior to December 31, 2005. Neither we nor MacDonald made the final Cdn$200,000 expenditure for exploration, which was required under the terms of the option agreement and therefore, our rights for McFaulds Lake lapsed on December 31, 2005.

Components of participation mining rights are as follows:

	December 31,
	2005	2004
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC Project	228,975	228,975
Historical value assigned to the Holdsworth Project	17,235	17,235
Miscellaneous expenses (1)	82,889	82,889
McFaulds Lake	129,501	129,501
Gross participation mining rights	2,558,600	2,558,600
Less exploration expenditures reported by Kwagga	(1,979,197)	(1,365,340)
Less earn in option with MacDonald in McFaulds Lake (2)	(24,721)	(24,721)
Less accumulated amortization (3)	(433,879)	(328,229)
Ending Balance (4)	$120,803	$840,310

(1)	Includes the joint agreement expenses and the issuance of an option to a former director.
(2)
In exchange for the option agreement with MacDonald, they made a cash payment of Cdn$10,000 (our pro rata share in US Dollar value was $5,817) and issued 250,000 shares of their common stock (our pro rata share in US Dollar value was $18,904) both valued as of December 31, 2004.

(3)
We began amortization of the FSC Project over a 24-month period on a straight-line basis beginning in July 2003. We began amortization of the Holdsworth Project over a 15-month period on a straight-line basis beginning in October 2003. We began amortization of McFaulds Lake over a 12-month period on a straight-line basis beginning in July 2004. Also included is the amount representing MacDonald’s 55 percent right in McFaulds Lake. All projects are fully amortized as of December 31, 2005.

(4)	The ending balance of $120,803 as of December 31, 2005 represents the cash reserves held by Kwagga.

NOTE 9 - DEBT ISSUANCE COSTS

On June 1, 2004 we received gross proceeds of $650,000 pursuant to the issuance of an 18-month secured convertible promissory note to Pandora Select Partners LP, a Virgin Islands limited partnership. We paid or accrued $131,497 of debt issuance costs for the following: (i) origination fees of $40,000; (ii) legal fees of $17,747; (iii) guarantee fees of $48,750 (in order to effectuate the note, Pandora required an additional personal guaranty); and consulting services fees of $25,000, which were being amortized on a straight-line basis over an 18-month period. The monthly amortization was approximately $7,300 per month and was fully amortized by December 2005.

Related to two secured convertible promissory notes (See Note 10 - Notes Payable) issued in the fourth quarter of 2005, we paid or accrued $7,361 of debt issuance costs for legal fees.

The following table summarizes the amortization of debt issuance costs:

	December 31,
	2005	2004
Gross debt issuance costs	$7,361	$131,497
Less: amortization of debt issuance costs	(2,699)	(51,138)
Debt issuance costs, net	$4,662	$80,359

NOTE 10 - NOTES PAYABLE

Secured Convertible Promissory Note with Pandora Select Partners LP

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note (the “Note”) to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The Note was secured by substantially all of our assets and bore interest of 10 percent per annum. The principal and interest payment was as follows: (a) payments of $5,417 in cash of interest only were payable in arrears on June 28, July 28 and August 28, 2004; and (b) commencing on September 28, 2004, and on the 28th day of each of the following 14 months, we were required to pay principal and interest of $46,278. In lieu of cash, we could satisfy our repayment obligations by issuing shares of our common stock. On any payments we elected to pay in shares of common stock, the per-share value would be equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date.

From inception and through March 31, 2005, all payments were made in cash. From April through October 2005, all payments were paid by the issuance of common stock. The final November payment was a combination of cash and common stock. We issued an aggregate of 2,400,000 shares of our common stock. The Note was repaid in full as of December 9, 2005.

As further consideration for the financing, we issued to Pandora a five-year warrant to purchase up to 928,571 shares of our common stock and issued five-year warrants to purchase an aggregate of 200,000 shares of our common stock to two affiliates of Pandora, both at a price of $0.40 per share, subject to adjustment as defined in the agreement. We issued additional five-year warrants to purchase an aggregate of 475,000 of our common stock for the personal guarantee of the Note.

The following table summarizes the secured promissory note balance with Pandora:

Original gross proceeds	$650,000
Less: original issue discount at time of issuance of note	(650,000)
Less: principal payments	(165,500)
Add: amortization of original issue discount	252,779
Balance at December 31, 2004	87,279
Less: principal payments	(484,500)
Add: amortization of original issue discount	397,221
Balance at December 31, 2005	$—

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

As additional consideration for the PN, we agreed to amend the terms of a warrant (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock held by Mr. Green to reduce the exercise price from $0.25 per share to $0.01 per share based on a default provision in the PN, and we recorded a non-cash interest charge of $55,284 based on the Black-Scholes pricing model. Furthermore, since we had not repaid the PN in full by July 15, 2005, we were required to issue 50,000 shares of our unregistered common stock for each month there remained an outstanding balance beginning August 15, 2005, up to a maximum issuance of 150,000 shares. As of October 15, 2005, we have issued 150,000 of such penalty shares. We recorded the issuance of these penalty shares as an additional interest component, valuing each issuance with the closing sale price of our common stock, thereby recording $20,000 in additional non-cash interest expense.

In August 2005, Mr. Green exercised the warrant to purchase 500,000 shares of common stock and we deducted the new warrant exercise price ($0.01 per share) of $5,000 from the accrued interest owed to him from the PN.

The PN had a due date of September 15, 2005. On October 18, 2005, Mr. Green informed us that he did not consider us in default as of September 16, 2005 and furthermore was open to signing a new note arrangement. See the information that follows pertaining to our new agreement with Mr. Green.

Secured Convertible Promissory Note with Pacific Dawn Capital, LLC and Andrew Green

On September 30, 2005, we issued Pacific Dawn Capital, LLC, a California limited liability company (“Pacific”) a six-month secured convertible promissory note (the “Pacific Note”) in the principal amount of $600,000, or such lesser amount that is actually drawn by us pursuant to a loan and security agreement with Pacific dated September 30, 2005 (the “Pacific Loan Agreement”). The Pacific Note is secured by substantially all of our assets and bore an interest rate of six percent per annum. In order to effectuate the note, Pacific required an additional personal guaranty. Stephen D. King, a board member of ours, provided that guaranty. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share.

Under the Pacific Loan Agreement, beginning October 1, 2005, we have the right to draw up to $100,000 per month (up to an aggregate of $600,000) by providing Pacific notice of our intent to exercise a monthly draw along with a report of the exploration operations for Bates-Hunter. Pacific has the right to reject the draw if it is not satisfied with the report. If we fail to exercise a draw during any month, we waive our right to draw the $100,000 for that month.

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

We also provided Pacific certain preemptive rights under the Pacific Loan Agreement. Furthermore, Pacific has the right to convert any portion of the principal or interest of the Pacific Note outstanding into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2. We hold the right to call the Pacific Note at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares have been registered.

On November 1, 2005, we entered into a new loan and security agreement with Andrew Green (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) which became due was refinanced to allow us to draw up to an aggregate of $600,000, on terms similar to the Pacific Loan Agreement, as amended. In consideration for the Existing Financing, we issued a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note bears interest of 12 percent per annum. The Green Note requires no payments until the maturity date of April 30, 2006. We have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock. The Green Note is convertible at Mr. Green’s option at a conversion rate of $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of  EITF 05-2. We have a call option that triggers at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares are registered. In order to effectuate the Green Note, Mr. Green required an additional personal guaranty. Stephen D. King, a board member of ours, provided that guaranty. In exchange for agreeing to personally guaranty our obligations under the Green Note, we issued a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King.

Contemporaneously, we amended the Pacific Loan Agreement and Pacific Note to allow for similar terms between Mr. Green and Pacific and to enable the parties to have equal security interests in our Company. Pursuant to an intercreditor agreement between Mr. Green and Pacific, Mr. Green is pari passu in a secondary security interest to the assets of the Company. The amended note allows Pacific to receive a monthly interest rate of 12 percent per annum (versus the original rate of six percent). Furthermore, the amended note requires no payments until the maturity date of April 30, 2006 and the monthly interest payments have been modified as follows: we have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock.

The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” for Mr. Green and Pacific resulted in the proceeds of the two loans being allocated based on the relative fair value of the loan, common stock and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt has a beneficial conversion feature that is “in-the-money” on the commitment date. Based on EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt instrument.

Unsecured Promissory Note

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

The proceeds of the loan were allocated based on the relative fair value of the loan and the warrants granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”

Notes Payable - Summarized

As described above, during 2005, we have received an aggregate sum of $750,000 in new debt financing, issued 1,000,000 shares of common stock and issued 9,500,000 in warrants, all related to the new debt. The weighted average interest rate for all debt outstanding as of December 31, 2005 is 11.2%.

The following table summarizes the note payable balances:

Original gross proceeds	$750,000
Less: original issue discount at time of issuance of note for common stock and warrants	(521,304)
Less: beneficial conversion feature	(179,977)
48,719
Less: principal payments	—
Add: amortization of original issue discount and beneficial conversion feature	252,392
Balance at December 31, 2005	$301,111

NOTE 11 - PRIVATE PLACEMENT ESCROW

We were holding advances of $734,950 in escrow related to a private placement of units of our securities, which we completed on January 7, 2005.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Operating Leases

We currently occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, in Minneapolis, Minnesota pursuant to a lease agreement that expires May 31, 2007, which requires monthly payments of $1,156. Total rent expense under operating leases for the years ended December 31, 2005 and 2004, was $13,872 and $18,635, respectively.

Future minimum operating lease commitments are as follows for the years ending December 31:

2006	$13,872
2007	5,780
$19,652

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

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

In January 2005, we completed a private placement of 16,600,000 units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share, resulting in gross proceeds of $1,660,000.

In January 2005, we closed on an assignment of a purchase agreement by and among us, Hunter Gold Mining Corporation and Ken Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine located in Central City, Colorado. We issued 250,000 shares of our common stock to Swaisland (valued at $0.34 per share, the closing sale price on January 21, 2005) and a further 25,000 shares to an unrelated third party for the assignment on February 2, 2005 (valued at $0.36 per share).

In May 2005, we entered into warrant exercise agreements with two consultants, allowing them a reduced exercise price on previously issued and outstanding warrants for a period of one year. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allows for monthly exercises with an exercise price of $0.20 per share. An additional expense of $209,817 resulted from the modification of these warrants. For the year ending December 31, 2005, an aggregate of 794,150 warrants were exercised into common stock.

In August 2005, as additional consideration to a promissory note holder, we agreed to amend the terms of a warrant to purchase up to 500,000 shares of our common stock, with the reduction of the exercise price from $0.25 per share to $0.01 per share. The holder exercised the entire 500,000 shares.

During fiscal 2005, we entered into various agreements with consultants for services in public and investor relations. A total of 1,353,567 shares of our un-registered common stock were issued as follows: in March we issued 75,000 shares; in April we issued 500,000 shares; in May we issued 60,000 shares; in June we issued 576,000 shares; in September we issued 50,000 shares and in December we issued 92,567 shares.

As of October 15, 2005, we issued to a promissory note holder, 150,000 shares of our un-registered common stock as penalty charges due for not paying the principal due as specified in the note.

As of December 31, 2005, we issued to two promissory note holders, 1,000,000 shares of our un-registered common stock as additional consideration for extending the notes.

From April through October 2005, all payments to Pandora were paid by the issuance of common stock. The final November payment was a combination of cash and common stock. We issued an aggregate of 2,400,000 shares of our common stock in lieu of cash principal and interest payments.

Warrant Grants

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

In January 2005, we issued 8,300,000 two-year warrants to purchase common stock at a price of $0.25 per share, in connection with our private placement of 16,600,000 units. Additionally, we issued 195,000 two-year warrants to purchase common stock at a price of $0.25 per share, as compensation for placement agent services rendered in connection with our private placement.

In January 2005, we issued a 2,000,000 two-year warrant to purchase common stock at $0.225 per share for consultant services, valued at $710,664.

In March 2005, we issued 200,000 three-year warrants to purchase common stock at $0.30 per share for consultant services, valued at $78,000.

In April 2005, we issued an aggregate of 600,000 two-year warrants to purchase common stock as follows: 50,000 at $0.25 per share; 350,000 at $0.50 per share; 150,000 at $0.30 per share and 50,000 at $0.75 per share all for consultant services, valued at $116,456.

Relating to our issuance of three promissory notes, we issued an aggregate of 7,500,000 five year warrants to purchase common stock at $0.12 per share as additional consideration. Furthermore, in order to effectuate two of the notes, a personal guaranty was required. Stephen D. King, a board member of ours, provided those guaranties. In exchange for agreeing to personally guaranty our obligations, we issued two-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at a price of $0.15 per share to Mr. King (or his assigns).

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

Using the Black-Scholes pricing model, the following assumptions were used to value the fair value of warrants granted during the years 2005 and 2004 for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 4.5 to 7.0%, expected life equal to the contractual life between two and five years, and volatility of 176% to 199%.

Information regarding our warrants is summarized below:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2003	16,552,551	$2.56	$0.50 - $60.00

Granted	6,108,571	0.32	0.10 - 1.50
Cancelled or expired	(10,000)	60.00	60.00
Exercised	(576,431)	0.29	0.25 - 5.50
Outstanding at December 31, 2004	22,074,691	1.96	$0.10 - $37.50

Granted	20,795,000	0.20	0.12 - 0.75
Cancelled or expired	(1,448,543)	1.21	0.62-37.50
Exercised	(1,294,150)	0.13	0.01 - 0.20
Outstanding at December 31, 2005	40,126,998	$1.10	$0.10 - $5.50

Warrants exercisable at December 31, 2005	40,126,998	$1.10	$0.10 - $5.50

Option Grants

The Company has six stock option plans: the 1994 Stock Option Plan, the 1998 Incentive Equity Plan, the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans and the 2001 Employee Stock Option Plan. As of December 31, 2005, an aggregate of 11,700,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to four years and expire 10 years from the date of grant. Effective January 13, 2006, the 2001 Employee Stock Option Plan was amended to increase the total shares of stock which may be issued under the Plan from 1,450,000 to 2,500,000.

During the year ended December 31, 2004, we granted 1,125,000 options to purchase common stock at prices ranging from $0.20 to $1.10 per share.

For the year ended December 31, 2005, we granted 2,350,000 options to purchase common stock at prices ranging from $0.14 to $0.26 per share. We granted 1,800,000 options (valued collectively at $378,679) to officers and directors of the Company with exercise prices equal to or greater than the fair market value of our common stock on the date of grant. We accounted for share-based payments to officers and directors using the intrinsic value method under APB Opinion No. 25 and the disclosure requirements of SFAS 123 for the years ended December 31, 2005 and 2004. Effective January 1, 2006, the accounting method previously utilized will no longer be allowable for financial statement presentation. See Note 2 - Summary of Significant Accounting Policies for information discussed under Stock Based Compensation.

The total amount of compensation expense recorded, pursuant to APB 25 and related interpretations, for the years ended December 31, 2005 and 2004 was $0 and $181,967 (including $72,000 related to variable plan accounting), respectively.

We granted 550,000 options to consultants as compensation for services, some of which carryforward into 2006, with exercise prices equal to or greater than the fair market value of our common stock on the date of grant. The aggregate consulting options were valued at $100,601 and such value was recorded as a component of Prepaid Expenses in 2005. Of that amount, $41,575 remains to be expensed during 2006 to coincide with the consulting agreements timeline for services to be rendered. See Note 6 - Prepaid Expenses for detailed information.

Information regarding the Company’s stock options is summarized below:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2003	5,550,724	$1.66

Granted	1,125,000	0.62
Canceled or expired	(1,185,724)	3.30
Exercised	(490,000)	0.64
Options outstanding - December 31, 2004	5,000,000	1.16

Granted	2,350,000	0.21
Canceled or expired	(868,000)	0.79
Exercised	(350,000)	0.23
Options outstanding - December 31, 2005	6,132,000	$0.88

Weighted average fair value of options
granted during the year ended December 31, 2005		$0.17
Weighted average fair value of options
granted during the year ended December 31, 2004		$0.61

The following information summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15 to $2.75	5,731,000	5.1 years	$0.62	5,731,000	$0.62
$3.00 to $5.00	401,000	2.1 years	4.64	401,000	4.64
$0.15 to $5.00	6,132,000	4.5 years	$0.88	6,132,000	$0.88

NOTE 14 - RELATED PARTY TRANSACTIONS

In May 2004, in exchange for agreeing to personally guarantee our obligations under a secured convertible promissory note that we issued to Pandora Select Partners, L.P., we paid Mr. Mills (a former director of ours) a cash fee of $48,750, plus issued a five-year warrant to purchase 375,000 shares of our common stock at a price of $0.40 per share. In addition, in consideration for advisory services rendered to us, we paid to Blake Capital (a wholly owned entity of Mr. Mills) $25,000 and issue to Blake Capital a five-year warrant to purchase 100,000 shares of our common stock, at an exercise price of $0.40 per share.

On June 10, 2004, we entered into an option agreement to earn an interest in the McFaulds Lake project held under option by Hawk. The option agreement required cash payments of Cdn$60,000 and the issuance of 200,000 shares of our common stock to Hawk. In December 2004, we entered into an agreement with MacDonald Mines Exploration Ltd., a Canadian mining company whereby they could earn a 55 percent interest in the McFaulds Lake Project. H. Vance White, who is a director and the chief executive officer of our Company, is an officer and director of Hawk Precious Minerals Inc., a junior Canadian exploration company and is also a director of MacDonald.

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

On April 11, 2005, we entered into a management services agreement with Hawk, whereby Hawk will provide certain management and administrative services to the Company. The term of the agreement is for one-year and requires payment of $50,000. As of June 30, 2005, we had paid the entire yearly agreement amount to Hawk.

In May 2005, we entered into a consulting agreement with Blake Advisors, LLC related to strategic merger, acquisition and corporate finance services for a period of one-year. The agreement required monthly payments of $15,875 in cash and the reimbursement of reasonable out-of-pocket expenses. The agreement was cancelled December 31, 2005. Blake Advisors is wholly owned by Wayne W. Mills. In May 2005, we entered into a warrant exercise agreement with Mr. Mills (See Note 6 - Prepaid Expenses), allowing him a reduced exercise price on previously issued and outstanding warrants, granted in his name or one of his wholly owned entities. He held an aggregate of 1,906,334 warrants exercisable with a range of original pricing from $0.40 to $5.50 per share. The warrant exercise agreement allows for a predetermined number of warrants available for monthly exercise at $0.20 per share, for a period of one year. An additional expense of $108,579 was recorded for his portion of the repricing. During 2005, Mr. Mills exercised 370,650 warrants.

NOTE 15 - INCOME TAXES

The Company estimates that at December 31, 2005, it had cumulative net operating loss carryforwards for tax purposes of approximately $6,830,000 for both federal and state purposes. These carryforwards, if not used, will begin to expire in 2023. The Company’s net operating loss carryforwards have been reduced in 2004 as a result of various equity offerings that occurred previous to 2004, which caused a change in ownership under the net operating loss limitation rules. The Company’s estimate at December 31, 2004 of the net operating loss carryforward was significantly lower than previously reported because the Company had not previously calculated an estimate since it experienced a change in control. The new estimate did not result in any change to the Company’s financial statements as a full valuation allowance was provided for against the deferred tax assets at December 31, 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s estimated deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

Deferred tax assets:	2005	2004
Net operating loss carryforwards	$2,800,000	$1,000,000
Exploration rights	2,450,000	1,985,000
Accrued liabilities and other	123,000	55,000
Total deferred tax asset	5,373,000	3,040,000
Valuation allowance	(5,373,000)	(3,040,000)
	$—	$—

The income tax provision consists of the following for the years ended December 31:

	2005	2004
Current tax provision	$—	$—
Deferred tax provision	(2,333,000)	5,423,000
Valuation allowance	2,333,000	(5,423,000)
Total income tax provision	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2005	2004
Federal statutory tax rate	(35.0%)	(35.0%)
State taxes, net of federal benefit	(6.0%)	(6.0%)
Valuation allowance	41.0%	41.0%
Effective tax rate	(0.0%)	(0.00%)

At December 31, 2005, the Company fully reserved its net deferred tax assets totaling $5,373,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2005	2004	2005
Supplemental cash flow information:
Cash paid for interest	$21,578	$36,117	$57,695
Issuance of common stock, warrants and options for
prepaid consulting fees	$1,137,538	$—	$1,519,205

NOTE 17 - LEGAL PROCEEDINGS

In action brought in District Court, City and County of Denver, Colorado, the Company was named a defendant in a proceeding brought by Farmers State Bank of Ft. Morgan, Colorado, in which it was alleged that the Company was liable to the plaintiff as a result of its guaranty of certain secured debt obligations in the aggregate amount of approximately $314,000 of Meteor Marketing, Inc. Meteor Marketing was formerly a subsidiary of Meteor Industries, Inc., until April 2001 when it was sold prior to the completion of the merger transaction between Meteor Industries and activeIQ Technologies Inc. As of December 31, 2004, we reserved $30,000 as an accrued guarantee fee for a possible loss in connection with this matter.

We were informed by Farmers State Bank on March 16, 2006, that Meteor Marketing had paid the debt obligation and Farmers State Bank had cancelled the guaranty which we were liable. With this subsequent information, we reversed the guarantee fee as of December 31, 2005.

NOTE 18 - SUBSEQUENT EVENTS

As of the date of this Annual Report: (i) we have received an additional $350,000 pursuant to the monthly draw available under the secured promissory notes and issued five-year warrants to purchase up to 3,500,000 shares of our common stock with an exercise price of $0.12 per share; and (ii) we have received an additional $214,090 from the exercise of warrants, 300,000 exercised at $0.25 per share and 695,450 exercised at $0.20 per share.

Exhibit Index

Exhibit	Description of Document

21	Subsidiaries of the Registrant.

23.1	Consent of Carver Moquist & O’Connor, LLC.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.