Form 10QSB
period 2006-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2006-05-15
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of May 12, 2006, there were 85,616,680 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
MARCH 31, 2006

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of March 31, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operations -
	For the three months ended March 31, 2006 and March 31, 2005	5

	Condensed Consolidated Statements of Cash Flows -
	For the three months ended March 31, 2006 and March 31, 2005	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 5.	Other Information	28

Item 6.	Exhibits	28
Signatures		29

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

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$172,427	$117,816
Investment	17,994	11,260
Prepaid expenses	567,855	163,396
Total current assets	758,276	292,472

PROPERTY AND EQUIPMENT, net	86,038	89,559
PARTICIPATION MINING RIGHTS, net	56,326	120,803
DEBT ISSUANCE COSTS, net	982	4,662
	$901,622	$507,496

LIABILITIES and SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Notes payable, net of original issue discount	$946,967	$301,111
Accounts payable	109,193	136,223
Accrued expenses	106,368	65,972
Total current liabilities	1,162,528	503,306

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value, 150,000,000 shares
authorized; 69,526,779 and 65,674,329 shares issued
and outstanding, respectively	695,268	656,743
Additional paid-in capital	35,620,537	34,487,774
Warrants	6,928,346	6,418,685
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(20,571,687)	(18,618,908)
Accumulated other comprehensive loss	(910)	(7,644)
Total shareholders’ equity (deficit)	(260,906)	4,190
	$901,622	$507,496

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

			May 1, 2003
	Three Months Ended March 31,		(inception) to
		Restated	March 31,
	2006	2005	2006
Revenues	$—	$—	$—

Operating Expenses:
General and administrative	$1,047,032	$1,047,040	$7,963,964
Exploration expenses	228,190	269,020	7,859,408
Depreciation and amortization	3,521	52,825	442,571
Stock issued as penalty	—	—	2,152,128
Loss on impairment of Brazmin	—	—	667,578
Loss on disposal of assets	—	—	1,633
Total operating expenses	1,278,743	1,368,885	19,087,282
Loss from Operations	(1,278,743)	(1,368,885)	(19,087,282)

Other Income (Expense)
Other income (expense), net	—	(1,541)	2,225
Interest expense	(674,036)	(123,762)	(1,751,704)
Total other expense	(674,036)	(125,303)	(1,749,479)
Loss from Operations before Income
Tax Benefit and Discontinued Operations	(1,952,779)	(1,494,188)	(20,836,761)
Benefit from Income Taxes	—	—	243,920
Loss from continuing operations	(1,952,779)	(1,494,188)	(20,592,841)

Discontinued Operations
Gain from operations of discontinued segments	—	—	21,154
Net Loss	$(1,952,779)	$(1,494,188)	$(20,571,687)

Basic and diluted net loss per common share:
Continuing operations	$(0.03)	$(0.03)	$(0.50)
Discontinued operations	—	—	—
Net Loss	$(0.03)	$(0.03)	$(0.50)

Basic and diluted weighted average
common shares outstanding	67,815,238	58,126,334	41,466,107

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,		May 1, 2003
		Restated	(inception) to
	2006	2005	March 31, 2006
OPERATING ACTIVITIES:
Net loss	$(1,952,779)	$(1,494,188)	$(20,571,687)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	3,521	52,825	442,571
Loss on disposal of assets	—	—	1,633
Loss on impairment of Brazmin	—	—	742,578
Issue of common stock for exploration rights	—	94,000	4,935,290
Amortization of participation mining rights	64,477	144,308	2,043,674
Amortization of debt issuance costs	3,680	21,916	137,876
Amortization of original issue discount	645,856	108,333	1,548,248
Amortization of prepaid consulting fees related to issuance of warrants and common stock	217,038	177,335	2,036,800
Compensation expense related to stock options and warrants	419,524	98,250	1,169,522
Contributed services by an executive	25,000	25,000	229,500
Issuance of common stock as penalty related to October 2003 private placement	—	—	2,152,128
Interest expense related to issuance of common stock and warrants	—	—	88,790
Unrealized loss on investment	—	1,541	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	30,817	43,017
Prepaid expenses	11,838	(211,550)	191,944
Accounts payable	11,970	(75,403)	95,051
Accrued expenses	40,396	(108,454)	(114,219)
Net cash used in operating activities	(509,479)	(1,135,270)	(4,827,284)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(94,612)
Proceeds from sale of Brazmin	—	—	25,000
Investment in participation mining rights	—	—	(2,239,121)
Net cash used in investing activities	—	—	(2,308,733)

FINANCING ACTIVITIES:
Payments on long-term debt	—	(127,781)	(334,645)
Private placement advances held in escrow	—	(734,950)	—
Cash proceeds from issuance of common stock	—	1,628,669	4,725,272
Cash proceeds from exercise of stock options	—	—	169,900
Cash proceeds from exercise of warrants	214,090	—	517,028
Cash proceeds from short-term debt	350,000	—	1,100,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	—	—	(138,858)
Net cash provided by financing activities	564,090	765,938	6,688,697

Change in Cash and Equivalents; and Liabilities of Discontinued Operations	—	—	(77,293)
Increase (Decrease) in Cash and Equivalents	54,611	(369,332)	(524,613)
Cash and Equivalents, beginning of period	117,816	1,122,348	697,040
Cash and Equivalents, end of period	$172,427	$753,016	$172,427

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2006
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of March 31, 2006, we hold interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth) and Colorado (Bates-Hunter).

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

As of the date of this report, we do not claim to have any mineral reserves on our properties. Furthermore, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals, therefore, we will be substantially dependent on the third party contractors we engage to perform such operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed March 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year as a whole.

NOTE 3 - NET LOSS PER COMMON SHARE

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

At March 31, 2006, the total principal and interest due on notes payable was $1,151,970, which are convertible at the option of the holders into 5,759,851 shares of our common stock, based on a $0.20 per share conversion price. These shares were not included in computing the net loss per share because the net effect would be antidilutive for each of the periods presented.

NOTE 4 - COMPANY’S CONTINUED EXISTENCE

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company during its exploration stage has sustained losses totaling $20,571,687. At March 31, 2006, the Company’s current liabilities exceeded assets by $404,252. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. We have estimated our cash needs over the next twelve months to be approximately $4,800,000. Subsequent to March 31, 2006, we completed a round of financing through the exercise of issued and outstanding warrants and we received approximately $3.9 million in cash. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

NOTE 5 - PREPAID EXPENSES

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

During the three months ended March 31, 2006, we entered into various consulting agreements and issued (i) 1,000,000 shares of our common stock (valued at $200,000 based on an average five day closing sale price of our common stock) as compensation for management services to a consultant, (ii) 150,000 two-year warrants exercisable at $0.25 per share (valued at $37,314 using the Black-Scholes pricing model) as compensation to a consultant for strategic planning and public relations; and (iii) 600,000 shares of our common stock (valued at $180,000 based on an average five day closing sale price of our common stock) and 1,000,000 two-year warrants, (in 500,000 increments exercisable at $0.50 and $1.00) valued at $216,021 using the Black-Scholes pricing model as compensation to a consulting firm for strategic planning and public relations. Amortization of these issuance costs will vary between six and twenty four months to coincide with the term of the consulting agreements.

Components of prepaid expenses are as follows:

	March 31,	December 31,
	2006	2005
Prepaid consulting fees	$558,573	$142,276
Other prepaid expenses	9,282	21,120
	$567,855	$163,396

NOTE 6 - PARTICIPATION MINING RIGHTS

The Participation Mining Rights are the capitalized investments we made in the mineral exploration projects of the FSC Project in South Africa and the Holdsworth Project in Canada. These investments are in the form of: (a) shares of our common stock and warrants issued to purchase the rights to explore or buy assets, (b) cash expenditures required by the agreements we entered into to obtain those rights, and (c) historical costs we recorded as part of certain acquisitions. We have amortized all of the projects costs except for the remaining cash balance held by Kwagga for the FSC Project. We do not have the right to a refund of that remaining balance, except in very specific events and therefore do not consider those funds to be a prepaid expense, but an investment in exploration.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $56,326 remains in their cash reserves at March 31, 2006. The majority of all exploration expenses processed by AfriOre, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the Dollar by as much as approximately 25 percent. This reduction in the US Dollar plus the cost overruns associated with the additional depth drilled on each drillhole (BH47 and BH48) and sidewall repair on BH48 are the major factors that have contributed to decreasing the initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. The initial drillhole, BH47 was completed in June 2004 to a depth of 2,984 meters (approximately 9,800 feet) and the second drillhole, BH48 was completed in August 2005 to a depth of 2,559 meters (approximately 8,400 feet).

In order for AfriOre to begin preparation to commence on the third drillhole, they must receive the drilling permit (issued by the Department of Minerals and Energy, which is currently in process) and be provided with additional satisfaction that we have secured funds of at least $500,000.

The other exploration project we acquired from Hawk USA in June 2003, is the Holdsworth Project, located in the Wawa area near the village of Hawk Junction, Ontario, Canada. The Holdsworth Project consists of 19 contiguous patented mining claims covering approximately 304 hectares (approximately 750 acres). The mining claims allow us to conduct exploration and exploitation activities in the near surface oxide zone of the Holdsworth Project. Once we have secured the financing, which we estimate to be approximately $150,000, our plan would be to conduct pre-exploration activities on the Holdsworth Project. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project. Hawk USA’s contributions of its rights in the FSC Project and its mining claims held in the Holdsworth Project were valued at their historical cost, an aggregate of $246,210.

Components of participation mining rights are as follows:

	March 31, 2006	December 31, 2005
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC & Holdsworth Projects	246,210	246,210
Miscellaneous costs (1)	82,889	82,889
Gross participation mining rights	2,429,099	2,429,099
Less exploration expenditures report by AfriOre and Kwagga	(2,043,674)	(1,979,197)
Less amortization of historical and miscellaneous costs	(329,099)	(329,099)
	$56,326	$120,803

(1)	Includes the June 2003 Hawk agreement costs and the issuance of an option to a former director.

NOTE 7 - DEBT ISSUANCE COSTS

Related to two secured convertible promissory notes (See Note 8 - Notes Payable) issued in the fourth quarter of 2005, we paid $7,361 of debt issuance costs for legal fees.

The following table summarizes the amortization of debt issuance costs:
	March 31, 2006	December 31, 2005
Gross debt issuance costs	$7,361	$7,361
Less: amortization of debt issuance costs	(6,379)	(2,699)
Debt issuance costs, net	$982	$4,662

NOTE 8 - NOTES PAYABLE

Promissory Note with Andrew Green

In May 2005, we entered into a short-term loan arrangement with a shareholder, Andrew Green, (“Mr. Green”) whereby we borrowed $250,000 through a purchase agreement with an unsecured promissory note (“PN”). The PN bore an initial interest rate of six percent per annum, which increased to 18 percent per annum on July 15, 2005 because we did not repay the PN in full by July 15, 2005.

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

In August 2005, Mr. Green exercised the warrant to purchase 500,000 shares of common stock and we deducted the new warrant exercise price ($0.01 per share) of $5,000 in the aggregate from the accrued interest owed to him from the PN.

The PN had a due date of September 15, 2005. On October 18, 2005, Mr. Green informed us that he did not consider us in default as of September 16, 2005 and furthermore was open to signing a new note arrangement. See the information that follows pertaining to our new agreement with Mr. Green.

Secured Convertible Promissory Note with Pacific Dawn Capital, LLC and Andrew Green

On September 30, 2005, we issued Pacific Dawn Capital, LLC, a California limited liability company (“Pacific”) a six-month secured convertible promissory note (the “Pacific Note”) in the principal amount of $600,000, or such lesser amount that is actually drawn by us pursuant to a loan and security agreement with Pacific dated September 30, 2005 (the “Pacific Loan Agreement”). The Pacific Note is secured by substantially all of our assets and bore an interest rate of six percent per annum. In order to effectuate the note, Pacific required the personal guaranty of Stephen D. King, a board member of ours. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share.

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

On November 1, 2005, we entered into a new loan and security agreement with Andrew Green (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) which became due was refinanced to allow us to draw up to an aggregate of $600,000, on terms similar to the Pacific Loan Agreement, as amended. In consideration for refinancing the Existing Financing into the Green Note, we issued a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note bears interest of 12 percent per annum. The Green Note requires no payments until the maturity date of April 30, 2006. We have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock. The Green Note is convertible at Mr. Green’s option at a conversion rate of $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of EITF 05-2. We have a call option that triggers at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares are registered. In order to effectuate the Green Note, Mr. Green required the personal guaranty of Stephen D. King, a board member of ours. In exchange for agreeing to personally guaranty our obligations under the Green Note, we issued a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King.

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

Unsecured Promissory Note

On October 10, 2005, we entered into a short-term loan arrangement with a shareholder whereby we borrowed $100,000 through a purchase agreement with an unsecured promissory note. The promissory note bears an interest rate of six percent per annum and matures on April 10, 2006. As further consideration for the financing, we issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement.

The proceeds of the loan were allocated based on the relative fair value of the loan and the warrants granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”

Notes Payable - Summarized

During the three months ended March 31, 2006, we drew an additional $350,000, therefore, through the inception of the notes and as of March 31, 2006, we have received an aggregate sum of $1,100,000 in debt financing, issued 1,000,000 shares of common stock and issued 13,000,000 warrants. The weighted average interest rate for all debt outstanding as of March 31, 2006 was 11.5 percent.

The following table summarizes the note payable balances:

Original gross proceeds	$750,000
Less: original issue discount at time of issuance of note for common stock and warrants	(521,304)
Less: beneficial conversion feature	(179,977)
48,719
Less: principal payments	—
Add: amortization of original issue discount and beneficial conversion feature	252,392
Balance at December 31, 2005	301,111
Additional draws on notes payable	350,000
Less: original issue discount at time of issuance of note for warrants	(252,014)
Less: beneficial conversion feature	(97,986)
—
Less: principal payments	—
Add: amortization of original issue discount and beneficial conversion feature	645,856
Balance at March 31, 2006	$946,967

NOTE 9 - COMPREHENSIVE LOSS

Comprehensive loss includes our net loss and the change in unrealized gain (loss) on available for sale investments (the 175,000 shares of MacDonald common stock held). We report the unrealized gain (loss) on the investment in securities in our Condensed Consolidated Balance Sheet. The following table details the changes in our Accumulated Other Comprehensive Loss balance:

Balance at December 31, 2005	$(7,644)
Unrealized gain	6,734
Balance at March 31, 2006	$(910)

NOTE 10- STOCK OPTIONS

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonable estimable. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes option valuation model.  This model requires the input of highly subjective assumptions, including expected stock price volatility and the estimated life of each award.  The fair value of these stock options was estimated assuming no expected dividends and estimates of expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.

No share-based employee compensation cost was recognized in the consolidated statement of operations for the periods ended March 31, 2006 and 2005. We did not grant any employee stock options during the three months ended March 31, 2006.

The Company elected to adopt the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

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

On January 13, 2006, the Company’s Board of Directors approved the amendment of its 2001 Employee Stock Option Plan (the “2001 Plan”) to increase the shares reserved under the 2001 Plan from 1,450,000 to 2,500,000 shares.

NOTE 11 - RESTATEMENT

Statement of Operations Restatement for the Three Months Ended March 31, 2005

The following table reconciles the previously reported net loss amount to the restated net loss amount for the quarter ended March 31, 2005. No loss per share adjustment was required.

Net Loss
Previously reported amount	$(1,686,754)
G & A expenses previously recorded	917,830
Exploration expenses previously recorded	590,796
Restated G & A expenses (a)	(1,047,040)
Restated exploration expenses (b)	(269,020)
Restated net loss for the quarter ended March 31, 2005	$(1,494,188)

(a) An additional $129,210 of prepaid expenses resulted from the amortization of the value of the warrant issued in January 2005 for consulting services.

(b) A reduction of the quarterly expense resulted from a translation error in calculating the US dollar equivalent from the reported amounts in the South African Rand. The information transmitted was incorrectly interpreted, requiring a reduction adjustment of $321,776.

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

NOTE 12 - SUBSEQUENT EVENTS

On April 28, 2006, the Company completed a round of financing through the exercise of issued and outstanding warrants to certain warrant holders who qualified as accredited investors. For each two warrants exercised by a warrant holder (at a price of $0.25 per share), the warrant holder received two shares of common stock and a new three-year warrant (with an exercise price of $0.50 per share). Certain of the warrant holders were offered a limited time reduction of the exercise price (in which the warrants were originally price from $5.50 to $0.75 per share) of $0.25 per share.  The Company received subscription agreements to exercise approximately 15.8 million common stock purchase warrants and as a result, expects to receive approximately $3.9 million in cash. With these additional funds, the Company re-paid all of its outstanding principal debt under three promissory notes (in the aggregate amount of $1,100,000) in May 2006.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 changes the requirements for the accounting for and the reporting of a change in accounting principle.  Previously, most voluntary changes in accounting principles required recognition by recording a cumulative effect adjustment within net income in the period of change.  SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the specific period effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.  During the quarter ended March 31, 2006, the Company adopted SFAS 154.  The adoption had no impact on the Company’s consolidated financial statements for the first quarter of 2006.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005.

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of March 31, 2006, we hold interests in mineral exploration projects in South Africa (FSC Project), Canada (Holdsworth) and Colorado (Bates-Hunter).

•    FSC Project. In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours. In one of these projects, which we refer to as the “FSC Project,” we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project.

•    Holdsworth Project. The other exploration project we acquired from Hawk USA, located in the Wawa area near the village of Hawk Junction, Ontario, Canada, we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous patented mining claims, which allows us to conduct exploration and exploitation activities in the near surface oxide zone of the property. Once we have secured the financing, which we estimate to be approximately $150,000, we plan to conduct pre-exploration activities on the Holdsworth Project. The primary objective of these pre-exploration activities will be to confirm the results of prior exploration activities conducted on or near this property. Until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

•    Bates-Hunter Gold Mine. On January 21, 2005, we closed on an assignment of a purchase agreement to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation, a British Columbia corporation, which owns 100% interest in the Bates-Hunter Gold Mine located in Central City, Colorado. We have until November 30, 2006 to complete our due diligence, at which time, should the historical data prove viable, we could complete the purchase for a fixed price of $4,600,000 Canadian. The assets of Hunter Gold Mining Corporation consist of the Bates-Hunter Gold Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment.

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

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005.

Revenues

We had no revenues from continuing operations for the quarters ended March 31, 2006 and 2005. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,047,032 for the three months ended March 31, 2006 as compared to $1,047,040 for the same period in 2005. Of the expenses reported in 2006 and 2005, the majority related primarily to our marketing programs and consulting fees, which included direct mailing campaigns, emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website. We anticipate the future marketing dollar expenditures will decrease for the remainder of fiscal 2006.

Exploration expenses were $228,190 for the three months ended March 31, 2006 as compared to $269,020 for the same period in 2005. Exploration expenses for 2006 relate to the expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site and the Bates-Hunter project. We anticipate the rate of spending for the remaining fiscal 2006 exploration expenses will increase due to the additional drill rigs at the FSC project and our due diligence exploratory work commencing at the Bates-Hunter. Exploration expenses for 2005 related to (i) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (ii) McFaulds Lake (which our rights expired on December 31, 2005) and (iii) the Bates-Hunter project.

Depreciation and amortization expenses were $3,521 for the three months ended March 31, 2006 as compared to $52,825 for the same period in 2005. Related to our due diligence process at the Bates-Hunter Gold Mine in Colorado, we have made certain purchases of equipment ($94,612) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method, which was $3,521 for the three months ended March 31, 2006. Amortization expenses for 2005 ($52,825) include the FSC and McFaulds Lake, both of which were fully amortized by June 30, 2005.

Other Income and Expense

Our other income and expense consists of interest income, interest expense and other expense. Interest expense for the three months ended March 31, 2006 was $674,036 compared to $123,762 for the same period in 2005. The 2006 interest expense relates to the three promissory notes payable. It is anticipated that interest expense will decrease for the remainder of fiscal 2006, since all three notes were repaid in May 2006.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the quarters ended March 31, 2006 and 2005, we had net cash used in operating activities of $509,479 and $1,135,270, respectively.

We had a working capital deficit of $404,252 at March 31, 2006, compared to $210,834 at December 31, 2005. Cash and equivalents were $172,427 at March 31, 2006, representing an increase of $54,611 from the cash and equivalents of $117,816 at December 31, 2005.

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

As of September 30, 2004, we have invested $2,100,000 in Kwagga (with a balance of $56,326 remaining at March 31, 2006), which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. In order for AfriOre to begin preparation to commence on the third drillhole, they must receive the drilling permit (issued by the Department of Minerals and Energy, which is currently in process) and be provided with additional satisfaction that we have secured funds of at least $500,000. Once the entire $2,100,000 has been expended, we will have a further right to increase our equity position in Kwagga for an additional $1,400,000 cash investment.

On January 7, 2005, we completed a private placement of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. We sold an aggregate of 25,050,000 units at a price per unit of $0.10, resulting in gross proceeds of $2,505,000. In connection with the private placement, we engaged a placement agent, Galileo Asset Management SA, Switzerland. As compensation for their services, we paid a cash commission of $22,750.

On January 21, 2005, we closed on an assignment of a purchase agreement (the “Purchase Agreement”) by and among us, Hunter Corporation and Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Gold Mine located in Central City, Colorado. We have begun our due diligence on the Bates-Hunter Gold Mine, requiring expenditures of approximately $1,150,000. Our rights under the Purchase Agreement requires us to be completed with our due diligence by November 30, 2006, at which time, should the historical data prove viable, we may complete the purchase of the assets held of the Hunter Corporation for a fixed price of $4,600,000 Canadian (approximately US$3,950,000 at December 31, 2005). The assets consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. In addition to the Cdn$4,600,000 purchase price, we would be required to issue the following additional compensation: (i) we will issue a warrant to Swaisland to purchase 1,000,000 shares of our common stock at a price per share equal to the 10-day closing average sale price of our common stock; (ii) Swaisland will retain a two percent net smelter return royalty on all future production from the Bates-Hunter Gold Mine; and (iii) Goldrush Casino and Mining Corporation will retain a one percent net smelter return royalty (up to a maximum payment of $1,500,000). Furthermore, if the Cdn$4,600,000 payment has not been made by November 30, 2006 and Hunter Corporation has not otherwise granted an extension for payment, the Purchase Agreement will become null and void and neither party shall have any further rights or obligations thereunder.

In May 2005, we entered into warrant exercise agreements with two consultants, allowing them a reduced exercise price on previously issued and outstanding warrants, which both expired on March 31, 2006. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allowed for monthly exercises with an exercise price of $0.20 per share. For the three months ended March 31, 2006, an aggregate of 695,450 warrants were exercised into common stock with net proceeds of $139,090 received.

In May 2005, we entered into a short-term loan arrangement with a shareholder, Andrew Green, (“Mr. Green”) whereby we borrowed $250,000 through a purchase agreement with an unsecured promissory note (“PN”). The PN bore an initial interest rate of six percent per annum, which increased to 18 percent per annum on July 15, 2005, because we had not repaid the PN in full by July 15, 2005. As additional consideration for the PN, we agreed to amend the terms of a warrant (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock held by Mr. Green to reduce the exercise price from $0.25 per share to $0.01 per share based on a default provision in the PN. In August 2005, Mr. Green exercised the warrant to purchase 500,000 shares of common stock and we deducted the new warrant exercise price ($0.01 per share) of $5,000 from the accrued interest owed to him from the PN. See the information that follows pertaining to our renegotiated agreement with Mr. Green.

On September 30, 2005, we issued Pacific Dawn Capital, LLC, a California limited liability company (“Pacific”) a six-month secured convertible promissory note (the “Pacific Note”) in the principal amount of $600,000, or such lesser amount that is actually drawn by us pursuant to a loan and security agreement with Pacific dated September 30, 2005 (the “Pacific Loan Agreement”). The Pacific Note is secured by substantially all of our assets and bore an interest rate of six percent per annum. In order to effectuate the note, Pacific required a personal guaranty of Stephen D. King, a board member of ours. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share.

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

On November 1, 2005, we renegotiated our financing agreements with Mr. Green and Pacific. Mr. Green entered into a new loan and security agreement (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) was combined to allow us to draw up to an aggregate of $600,000, on terms similar to the Pacific Loan Agreement, as amended. In consideration for the refinancing of the Existing Financing into the Green Note, we issued a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note bears interest of 12 percent per annum. The Green Note requires no payments until the maturity date of April 30, 2006. We have the option to prepay interest accruing on any given month by paying either (i) the amount of the monthly accrual in cash or (ii) by issuing 50,000 shares of common stock. The Green Note is convertible at Mr. Green’s option at a conversion rate of $0.20 per share. We have a call option that triggers at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares are registered. In order to effectuate the Green Note, Mr. Green required a personal guaranty of Stephen D. King, a board member of ours. In exchange for agreeing to personally guaranty our obligations under the Green Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King.

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

On October 10, 2005, we entered into a short-term loan arrangement with a shareholder of ours whereby we borrowed $100,000 through a purchase agreement with an unsecured promissory note. The promissory note bears an interest rate of six percent per annum and matures on April 10, 2006.

As of March 31, 2006, we have received an aggregate sum of $1,100,000 in debt financing and accrued $51,970 of interest.

In February 2006, an investor exercised on 300,000 stock purchase warrants with an exercise price of $0.25 per share and received 300,000 shares of common stock. We received $75,000 in proceeds.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $4,800,000 (to include anticipated debt servicing of approximately $1,200,000, $1,000,000 for the Bates-Hunter, $150,000 for the Holdsworth project, and in order to continue with exploration at the FSC Project, we are required to have an additional $500,000 advance available, which would be applied to the next investment of $1,400,000 required in order to maintain our level of participation in Kwagga). Additionally, should the exploration results for Bates-Hunter prove viable, we will require $4,600,000 Canadian to complete the purchase by November 30, 2006. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2006.

As of March 31, 2006, we had only approximately $172,000 of cash and cash equivalents. Since we do not expect to generate any revenue from operations in 2006, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE MINIMAL OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of March 31, 2006 we hold certain rights in three projects: the FSC Project in South Africa, the Holdsworth Property in Canada and the Bates-Hunter Gold Mine in Colorado. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through March 31, 2006, we have incurred an aggregate net loss of $20,571,687. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2005 and 2004, and we have an accumulated deficit as of March 31, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

FOREIGN CURRENCY EXCHANGE RATES.

Since our entrance into the precious minerals arena, we have had very limited dealings with foreign currency transactions, even though most of our transactions have been with foreign entities. Most of the funds requests have required US Dollar denominations. Exchange rates are influenced by global economic trends beyond our control. Even though we may not record direct losses due to our dealings with exchanges into foreign currencies [market risk], we have an associated reduction in the productivity of assets.

We’ve invested $2,100,000 in US funds in Kwagga, whereby they in turn transfer funds to AfriOre. The majority of all exploration expenditures that AfriOre deals in are denominated in the South African Rand and the exchange from the US Dollar to the South African Rand has sustained a reduction. On June 30, 2003, the exchange rate was approximately R7.51 = $1.00. Since June 30, 2003, the Rand has appreciated against the Dollar by as much as approximately 25 percent. On December 31, 2005, the exchange rate was approximately R6.33 = $1.00. The fluctuations between the Dollar and the Rand is one of the factors that has decreased our initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with future investments.

Our assignment of a purchase agreement to purchase the Bates-Hunter Gold Mine from Hunter Gold Mining Corporation, a British Columbia corporation, on January 21, 2005 was denominated at $3,000,000 US. Upon our receiving an extension to complete the due diligence process on December 31, 2005, the purchase price was re-negotiated and is now stated at $4,600,000 Canadian. On January 21, 2005 the exchange rate was approximately Cdn 0.82 = $1.00. On March 31, 2006, the exchange rate was approximately Cdn 0.86 = $1.00. If this trend continues and we complete the purchase of the Bates-Hunter Gold, our need for additional funds could impact our liquidity.

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

We further believe that we have continued to qualify for the mineral company exclusion from August 30, 2004 through the date of this report and are not therefore subject to the requirements of the Investment Company Act of 1940. If in the future the nature of our business changes such that the mineral company exception to the threshold definition of investment company is not available to us, we will be required to register as an investment company with the SEC. The ramifications of becoming an investment company, both in terms of the restrictions it would have on our Company and the cost of compliance, would be significant. For example, in addition to expenses related to initially registering as an investment company, the Investment Company Act also imposes various restrictions with regard to our ability to enter into affiliated transactions, the diversification of our assets and our ability to borrow money. If we became subject to the Investment Company Act at some point in the future, our ability to continue pursuing our business plan would be severely limited as it would be significantly more difficult for us to raise additional capital in a manner that would comply with the requirements of the Investment Company Act. To the extent we are unable to raise additional capital, we may be forced to discontinue our operations or sell or otherwise dispose of our mineral assets.

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

Additional financing will be needed in order to fund beyond the three drillhole exploration program currently underway at the FSC Project, to fund exploration of the Holdsworth Project and Bates-Hunter, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2006.”

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

During the period covered by this report, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to such evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2006, we entered into an exclusive private placement agreement with Midtown Partners & Co., LLC, as placement agent, to provide the Company with assistance in a private placement transaction. No transactions were completed with their assistance. Effective March 31, 2006, we terminated the exclusive agreement with the issuance of a stock purchase warrant to purchase up to 250,000 shares of our common stock, with an exercise price of $0.25 per share and an expiration date of March 31, 2011. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the placement agent is “accredited” (as defined by Rule 501(a)) promulgated under the Securities Act, that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

In May 2005, we entered into agreements with two of our shareholders, whereby we offered a reduced exercise price on all stock purchase warrants they held to reflect a $0.20 per share exercise price. At that time, they held an aggregate of 3,063,834 warrants with exercise prices that ranged from $0.40 to $5.50 per share. For the three months ending March 31, 2006, an aggregate of 695,450 warrants were exercised. The agreements expired March 31, 2006. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that each shareholder is “accredited” (as defined by Rule 501(a)) promulgated under the Securities Act, that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

During the three months ended March 31, 2006, we entered into various agreements with consultants for services related to management services, strategic planning, investor relations, capital markets and website marketing. We issued an aggregate 2,707,000 shares of our un-registered common stock and 1,350,000 warrants to purchase shares of our common stock to seven consultants for their services, with some services extending into 2007. Certain warrants were issued below market price on date of grant. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company reasonably believes that each consultant is “sophisticated,” no general solicitation was involved, and the transaction did not otherwise involve a public offering.

During the three months ended March 31, 2006, we issued to two promissory note holders, warrants to purchase an aggregate of up to 3,500,000 shares of our un-registered common stock, with an exercise price of $0.12 per share as required under the terms of the promissory notes. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the promissory note holders are “accredited” (as defined by Rule 501(a) promulgated under the Securities Act) that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

In March 2006, we issued 150,000 shares of our common stock to the principal owner of a public relations firm, in exchange for amounts due them for services rendered totaling $35,065, which we had previously recorded as accounts payable. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the owner is “accredited” (as defined by Rule 501(a)) promulgated under the Securities Act, that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

Item 5. Other Information

The Company’s Board of Directors elected Stephen D. King, a board member, to serve as its President, effective May 15, 2006. The Company has not entered into an employment agreement with Mr. King, but will pay Mr. King a salary of $5,000 per month. H. Vance White will continue his roles as the Company’s Chief Executive Officer and member of the board.

The Company entered into a consulting agreement with Corporate Resource Management, Inc., a Minnesota corporation (“CRM”) effective May 15, 2006. CRM is an entity wholly owned by Deb King, the spouse of Stephen D. King. CRM will provide the Company with investment banking services relating to the purchase and sale of mining related assets. The terms of the agreement include the following: (i) one year initial term with the right to terminate with a 30-day written notice, subject to a $75,000 termination fee payable to CRM if terminated by the Company without cause, (ii) a fee of $10,000 per month, plus reimbursement of normal out-of-pocket expenses, and (iii) commissions of up to two percent of the value of the transaction upon successful closings of any asset transactions during the term of the agreement and for a period of one year following termination.

Item 6. Exhibits

10.1	Consulting Agreement by and among the Company and Corporate Resource Management, Inc., dated May 15, 2006.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: May 12, 2006	By:	/s/ H. Vance White
H. Vance White Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

10.1	Consulting Agreement by and among the Company and Corporate Resource Management, Inc., dated May 15, 2006.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.