Form 10QSB
period 2006-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2006-08-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-12401

WITS BASIN PRECIOUS MINERALS INC.
(Exact Name of Registrant as specified in Its Charter)

Minnesota	84-1236619
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

 80 South 8th Street, Suite 900, Minneapolis, MN 55402-8773
(Address of Principal Executive Offices)
612.349.5277
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 14, 2006, there were 89,104,406 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
JUNE 30, 2006
 Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of June 30, 2006 and December 31, 2005 -	4

	Condensed Consolidated Statements of Operations
	For the three months and six months ended
	June 30, 2006 and June 30, 2005	5

	Condensed Consolidated Statements of Cash Flows -
	For the six months ended June 30, 2006 and June 30, 2005	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

	Signatures	27

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

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$1,493,492	$117,816
Investment	23,204	11,260
Prepaid expenses	1,929,538	163,396
Total current assets	3,446,234	292,472

PROPERTY AND EQUIPMENT, net	84,437	89,559
PARTICIPATION MINING RIGHTS, net	44,312	120,803
DEBT ISSUANCE COSTS, net	--	4,662
	$3,574,983	$507,496

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, net of original issue discount	$--	$301,111
Accounts payable	25,824	136,223
Accrued expenses	81,529	65,972
Total current liabilities	107,353	503,306

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares
authorized; 89,104,406 and 65,674,329 shares issued
and outstanding, respectively	891,044	656,743
Additional paid-in capital	41,686,246	34,487,774
Stock subscriptions receivable	(445,225)	--
Warrants	7,114,432	6,418,685
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(22,845,552)	(18,618,908)
Accumulated other comprehensive loss	(855)	(7,644)
Total shareholders’ equity	3,467,630	4,190
	$3,574,983	$507,496

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		May 1, 2003 (inception) to June 30,
	2006	2005	2006	2005	2006
Revenues	$--	$--	$--	$--	$--

Operating Expenses:
General and administrative	1,016,680	1,421,993	2,063,712	2,469,033	8,980,644
Exploration expenses	429,585	358,967	657,775	627,987	8,288,993
Depreciation and amortization	10,455	52,825	13,976	105,650	453,026
Stock issued as penalty	--	--	--	--	2,152,128
Loss on impairment of Brazmin	--	(75,000)	--	(75,000)	667,578
Loss on disposal of assets	--	--	--	--	1,633
Total operating expenses	1,456,720	1,758,785	2,735,463	3,127,670	20,544,002
Loss from Operations	(1,456,720)	(1,758,785)	(2,735,463)	(3,127,670)	(20,544,002)

Other Income (Expense):
Other income (expense), net	3,901	(183)	3,901	(1,724)	6,126
Interest expense	(821,046)	(117,688)	(1,495,082)	(241,450)	(2,572,750)
Total other expense	(817,145)	(117,871)	(1,491,181)	(243,174)	(2,566,624)
Loss from Operations before Income Tax
Benefit and Discontinued Operations	(2,273,865)	(1,876,656)	(4,226,644)	(3,370,844)	(23,110,626)
Benefit from Income Taxes	--	--	--	--	243,920
Loss from Continuing Operations	$(2,273,865)	$(1,876,656)	$(4,226,644)	$(3,370,844)	$(22,866,706)

Discontinued Operations
Gain from discontinued operations	--	--	--	--	21,154
Net Loss	$(2,273,865)	$(1,876,656)	$(4,226,644)	$(3,370,844)	$(22,845,552)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.03)	$(0.03)	$(0.06)	$(0.06)	$(0.51)
Discontinued operations	--	--	--	--	--
Net Loss	$(0.03)	$(0.03)	$(0.06)	$(0.06)	$(0.51)

Basic and diluted weighted average
outstanding shares	81,451,709	60,467,091	74,633,474	59,296,713	44,541,923

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003
	Six months ended June 30,		(inception) to
	2006	2005	June 30, 2006
OPERATING ACTIVITIES:
Net loss	$(4,226,644)	$(3,370,844)	$(22,845,552)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	13,976	105,650	453,026
Loss on disposal of assets	--	--	1,633
Loss on impairment of Brazmin	--	--	742,578
Issuance of common stock for exploration rights & exp	169,646	94,000	5,104,936
Amortization of participation mining rights	76,491	413,895	2,055,688
Amortization of debt issuance costs	4,662	43,832	138,858
Amortization of original issue discount	798,889	216,666	1,701,281
Amortization of prepaid consulting fees related to issuance of warrants and common stock	813,947	493,069	2,633,709
Compensation expense related to stock options and warrants	419,524	265,500	1,169,522
Contributed services by an executive	50,000	50,000	254,500
Issuance of common stock as penalty related to October 2003 private placement	--	--	2,152,128
Interest expense related to issuance of common stock, warrants and options to purchase common stock	721,630	7,833	810,420
Unrealized loss on investment	--	1,771	--
Changes in operating assets and liabilities:
Accounts receivable, net	--	30,770	43,017
Prepaid expenses	(305,164)	98,328	(125,058)
Accounts payable	(71,399)	(122,934)	11,682
Accrued expenses	15,557	(114,352)	(139,058)
Net cash used in operating activities	(1,518,885)	(1,786,816)	(5,836,690)

INVESTING ACTIVITIES:
Purchases of property and equipment	(8,854)	--	(103,466)
Proceeds from sale of Brazmin	--	--	25,000
Investment in participation mining rights	--	--	(2,239,121)
Net cash used in investing activities	(8,854)	--	(2,317,587)

FINANCING ACTIVITIES:
Payments on long-term debt	(1,100,000)	(127,781)	(1,434,645)
Private placement advances held in escrow	--	(734,950)	--
Cash proceeds from issuance of common stock	--	1,628,669	4,725,272
Cash proceeds from exercise of stock options	--	--	169,900
Cash proceeds from exercise of warrants	3,653,415	68,000	3,956,353
Cash proceeds from short-term debt	350,000	250,000	1,100,000
Cash proceeds from long-term debt	--	--	650,000
Debt issuance costs	--	--	(138,858)
Net cash provided by financing activities	2,903,415	1,083,938	9,028,022

Change in Cash and Liabilities of Discontinued Ops	--	--	(77,293)
Increase (Decrease) in Cash and Equivalents	1,375,676	(702,878)	796,452
Cash and Equivalents, beginning of period	117,816	1,122,348	697,040
Cash and Equivalents, end of period	$1,493,492	$419,470	$1,493,492

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2006
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of June 30, 2006, we hold interests in mineral exploration projects in South Africa (FSC), Colorado (Bates-Hunter), Mexico (Vianey) and Canada (Holdsworth and MacNugget).

Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property located near the village of Hawk Junction, Ontario, Canada. We acquired rights to the FSC and Holdsworth Projects in June 2003. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Mine located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation (see Note 11 - Subsequent Event for a discussion on the purchase of the Bates-Hunter project). In June 2006, we acquired rights on two additional projects. One in which we may earn up to an undivided 50 percent interest in certain mining claims comprising the Vianey Mine Concession (“Vianey”) located in Guerrero State, Mexico (a prior producing silver mine) and the other relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, the Hawk-MacNugget Claims (“MacNugget”).

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed March 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year as a whole.

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

In April 2006, we entered into amendments to the arrangements with three note holders, whereby we entitled each note holder the option, at any time on or prior to August 31, 2006, to provide us (in cash or other immediately available funds) an amount equal to, but not greater than, the final principal and interest balance of their respective note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share. We have reserved an aggregate of 5,516,767 shares of our common stock for issuance under the terms of the amendments of each promissory note. We recorded an expense relating to the right of the three note holders (to purchase shares of our common stock at a set price) of $628,643 for the three months ended June 30, 2006. The fair value of the aggregate shares was calculated using the Black-Scholes pricing model and recorded as non-cash interest expense. The 5,516,767 shares were not included in basic and diluted weighted average outstanding shares amount for computing the net loss per share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 - COMPANY’S CONTINUED EXISTENCE

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company during its exploration stage has sustained losses totaling $22,845,552. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. We have estimated our cash needs over the next twelve months to be approximately $3,500,000. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees include cash remuneration and the calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have internal infrastructure to perform. The amortization periods coincide with terms of the agreements. The other prepaid expenses contain amounts we have prepaid for general and administrative purposes and are being expensed as utilized.

During the three months ended June 30, 2006, we entered into various consulting agreements including a management agreement with Hawk Precious Minerals Inc., (“Hawk”), whereby Hawk will provide certain management and administrative services to the Company. The agreement expires on December 31, 2006 and required a single payment of US$50,000. H. Vance White, our chief executive officer and director, is also an officer and director of Hawk. The other agreements are for services related to strategic planning, investor relations, capital markets and website marketing. We issued an aggregate 2,725,000 shares of our un-registered common stock (with an aggregate fair value of $613,091, based on the closing sale price of our common stock as listed on the OTCBB), 2,150,000 warrants to purchase shares of our common stock (the fair value of the aggregate warrants, $1,028,500, was calculated using the Black-Scholes pricing model) and paid $250,000 in cash to seven consultants for their services, with some services extending into 2007. Certain warrants were issued below market price on date of grant. Amortization of these costs will coincide with the term of the consulting agreements. Components of prepaid expenses are as follows:

	June 30,	December 31,
	2006	2005
Prepaid consulting fees	$1,903,255	$142,276
Other prepaid expenses	26,283	21,120
	$1,929,538	$163,396

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $44,312 remains in their cash reserves at June 30, 2006. The majority of all exploration expenses processed by AfriOre, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the Dollar by as much as approximately 25 percent. This reduction in the US Dollar plus the cost overruns associated with the additional depth drilled on each drillhole (BH47 and BH48) and sidewall repair on BH48 are the major factors that have contributed to decreasing the initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. The initial drillhole, BH47 was completed in June 2004 to a depth of 2,984 meters (approximately 9,800 feet) and the second drillhole, BH48 was completed in August 2005 to a depth of 2,559 meters (approximately 8,400 feet).

In order for AfriOre to begin preparation to commence on the third drillhole, they must receive the drilling permit (issued by the Department of Minerals and Energy, which is currently in process) and we must provide an additional $500,000 in cash reserves.

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

Components of participation mining rights are as follows:
	June 30, 2006	December 31, 2005
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC & Holdsworth Projects	246,210	246,210
Miscellaneous costs (1)	82,889	82,889
Gross participation mining rights	2,429,099	2,429,099
Less exploration expenditures report by AfriOre and Kwagga	(2,055,688)	(1,979,197)
Less amortization of historical and miscellaneous costs	(329,099)	(329,099)
	$44,312	$120,803

(1)	Includes the June 2003 Hawk agreement costs and the issuance of an option to a former director.

NOTE 7 - DEBT ISSUANCE COSTS

Related to two secured convertible promissory notes (See Note 8 - Notes Payable) issued in the fourth quarter of 2005, we paid $7,361 of debt issuance costs for legal fees. The following table summarizes the amortization of debt issuance costs:
	June 30, 2006	Dec. 31, 2005
Gross debt issuance costs	$7,361	$7,361
Less: amortization of debt issuance costs	(7,361)	(2,699)
Debt issuance costs, net	$--	$4,662

NOTE 8 - NOTES PAYABLE

In May 2005, we entered into a short-term loan arrangement with a shareholder whereby we borrowed $250,000 through a purchase agreement with an unsecured promissory note. In November 2005, we renegotiated our financing agreement and entered into a new loan and security agreement whereby the original $250,000 unsecured note was combined to allow us to draw up to an aggregate of $600,000. By February 21, 2006, we had drawn the full $600,000.

In September 2005, we issued a six-month secured convertible promissory note in the principal amount of $600,000. In November 2005, we amended the note to allow for similar terms with the note above and thereby enabling the parties to have equal security interests in our Company and identical compensation for issuing the notes. With our last draw on January 11, 2006, we had drawn $400,000.

Both note holders received the following compensation in order to make the loans: (i) each received 500,000 shares of our common stock and (ii) for each draw of $100,000 the holder received a five-year warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price of $0.12 per share.

In order to effectuate the two loans, a personal guaranty was required. Stephen D. King, who was serving as board member only during those time periods, provided the guarantees. In exchange for agreeing to personally guaranty our obligations under the two notes discussed above, we issued Mr. King two-year warrants to purchase an aggregate of up to 2,000,000 shares of our common stock at a price of $0.15 per share.

In October 2005, we entered into a short-term loan arrangement with a shareholder whereby we borrowed $100,000 through a purchase agreement with an unsecured promissory note. The note holder received a five-year warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price of $0.12 per share. The proceeds of the loan were allocated based on the relative fair value of the loan and the warrants granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”

In April 2006, we entered into amendments to the arrangements with each of the three note holders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we issued an aggregate of 110,000 shares of our common stock to the note holders (with an aggregate fair value of $27,100, based on the closing sale price of our common stock as listed on the OTCBB) and we entitled each note holder the option, at any time on or prior to August 31, 2006, to provide us (in cash or other immediately available funds) an amount equal to, but not greater than, the final principal and interest balance of their respective note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share. We have reserved an aggregate of 5,516,767 shares of our common stock for issuance under the terms of the amendments of each promissory note. We recorded an expense relating to the right of the three note holders (to purchase shares of our common stock at a set price) of $628,643 for the three months ended June 30, 2006. The fair value of the aggregate shares was calculated using the Black-Scholes pricing model and was recorded as non-cash interest expense.

We paid off the obligations under the three promissory notes in May 2006, which required an aggregate of $1,100,000 in cash principal payments. The notes had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock.

The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of two of the loans being allocated based on the relative fair value of the loan, common stock and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date. Based on EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the amount of the discount assigned to the beneficial conversion feature was limited to the amount of the proceeds allocated to the debt instrument.

The following table summarizes the note payable balances:

Original gross proceeds	$750,000
Less: original issue discount at time of issuance of note for common stock and warrants	(521,304)
Less: beneficial conversion feature	(179,977)
48,719
Less: principal payments	--
Add: amortization of original issue discount and beneficial conversion feature	252,392
Balance at December 31, 2005	301,111
Add: additional draws received in the 1st Quarter 2006	350,000
Less: original issue discount at time of issuance of note for warrants	(252,014)
Less: beneficial conversion feature	(97,986)
Add: amortization of original issue discount and beneficial conversion feature	798,889
Less: principal payments	(1,100,000)
Balance at June 30, 2006	$--

NOTE 9 - COMPREHENSIVE LOSS

Comprehensive loss includes our net loss and the change in unrealized gain (loss) on available for sale investments (the 225,000 shares of MacDonald common stock held). We report the unrealized gain (loss) on the investment in securities in our Condensed Consolidated Balance Sheet. The following table details the changes in our Accumulated Other Comprehensive Loss balance:

Balance at December 31, 2005	$(7,644)
Unrealized gain	6,789
Balance at June 30, 2006	$(855)

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

No share-based employee compensation cost was recognized in the consolidated statement of operations for the six month periods ended June 30, 2006 and 2005. We did not grant any employee stock options during the three months ended June 30, 2006.

The Company elected to adopt the modified prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company has no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures.

NOTE 11 - SUBSEQUENT EVENT

On July 21, 2006, we executed an agreement with Hunter Gold Mining Corporation (“Hunter Canada”) the owner of the Bates-Hunter Mine and Golden Gilpin Mill, whereby we can possibly secure and finance the purchase of this project in a more favorable manner. The agreement is based on purchasing all of the issued and outstanding shares of Hunter Canada, a British Columbia corporation, and further requires obtaining each of the shareholders’ consent.

However, based on various reasons, a mutual decision has been agreed upon to restructure the agreement as an asset purchase, which includes all of the assets previously offered: the mine, the mill, the water treatment plant, surface real estate rights, mining claims and permits, and all ancillary equipment.

This purchase will be accomplished primarily with a Cnd$6.5 million mortgage carried by the Hunter Canada. This five percent interest mortgage is similar to a “cash flow mortgage” meaning that principal payments will not be required unless the mine goes into production. Additionally, we will pay Cdn$250,000 (to be held in escrow until the final closing) and will issue 3.62 million shares of our unregistered common stock that will remain issued and outstanding, again, only if mine goes into production. The restructured asset purchase agreement would still require us to issue the following additional compensation: (i) issue a warrant to purchase 1,000,000 shares of our common stock; (ii) pay a two percent net smelter return royalty on all future production, with no limit; and (iii) also pay a one percent net smelter return royalty (up to a maximum payment of $1,500,000).

The restructured asset purchase agreement is under review and in order to proceed with a formal closing, Hunter Canada will provide assurance of the prerequisite number of shareholder consents and of its board approval. A formal closing is contemplated to occur on or before November 30, 2006.

We will continue with our due diligence on the Bates-Hunter Mine under the existing agreement we have in place until such time that a favorable asset purchase agreement is agreed upon. Our existing agreement requires us to be completed by November 30, 2006, at which time, we may complete the purchase of the assets for a fixed price of Cdn$4.6 million (approximately US$4.1 million at June 30, 2006).

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

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of June 30, 2006, we hold interests in mineral exploration projects in South Africa (FSC), Canada (Holdsworth and MacNugget), Colorado (Bates-Hunter) and Mexico (Vianey).

• FSC Project. In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours and H. Vance White (our Chief Executive Officer and a director) is also an officer and director of Hawk. In one of these projects, which we refer to as the “FSC Project,” we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project.

• Holdsworth Project. The other gold exploration project we acquired from Hawk USA, located in the Wawa area near the village of Hawk Junction, Ontario, Canada, we refer to as the “Holdsworth Project.” The Holdsworth Project consists of 19 contiguous patented mining claims, which allows us to conduct exploration and exploitation activities in the near surface oxide zone of the property. We estimate pre-exploration activities to be approximately $150,000, which are necessary to confirm the data of prior exploration activities conducted on or near this property. As of the date of this prospectus, we have no estimate as to the timeframe that we believe that pre-exploration activities would commence, if ever, and until we have the results of the pre-exploration activities, we will not be in a position to determine the scope and cost of further exploration activities, if any, necessary for the Holdsworth Project.

• Bates-Hunter Mine. On January 21, 2005, we closed on an assignment of a purchase agreement to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation, a British Columbia corporation, which owns 100 percent interest in the Bates-Hunter Mine located in Central City, Colorado. We have until November 30, 2006 to complete our due diligence, at which time, we could complete the purchase for a fixed price of $4,600,000 Canadian. The assets of Hunter Gold Mining Corporation consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. See Note 11 - Subsequent Event located elsewhere in this report for a discussion relating to our purchase of this project.

• Vianey Mine. On June 28, 2006, we closed on an option agreement with Journey Resources Corporation, (“Journey”) (TSX-V:JNY), whereby we may earn up to an undivided 50 percent interest in certain mining claims comprising the Vianey Mine (“Vianey”) located in Guerrero State, Mexico (a prior producing silver mine). In order to earn our first 25 percent interest in Vianey, we issued 500,000 shares of our common stock and must further provide, on or before December 31, 2006, an aggregate of $500,000 for an exploration work program, which will be directed by Journey. Journey is the recorded and beneficial owner of 100 percent of Vianey.

• Hawk-MacNugget Claims. On June 29, 2006, we executed two agreements relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, Canada. The first agreement was pursuant to a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”) whereby we acquired a 50 percent interest in five mining claims (the “MacNugget Claims”) held entirely by Hawk by issuing to Hawk 40,000 shares of our common stock. Under the terms of the second agreement, we sold a portion of our MacNugget Claims to MacDonald Mines Exploration Ltd., (“MacDonald”) (TSX-V:BMK), under a further Memorandum of Agreement between the Company, Hawk and MacDonald (the “Hawk/MacDonald Memorandum”). With the execution of the Hawk/MacDonald Memorandum, we beneficially received 50,000 shares of MacDonald’s publicly-traded common stock and whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the exploration efforts at MacNugget. A formal joint venture agreement is to be drafted and will include a dilution formula requiring further monetary participation of the Company in order to maintain its 24.5 percent interest in the MacNugget Claims.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in the FSC Project, these rights may take the form of ownership interests in entities holding exploration rights. Furthermore, although our main focus has been in gold exploration projects, future projects will involve other minerals.

Our principal office is located at 80 South 8th Street, Suite 900, Minneapolis, Minnesota 55402. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2005.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2006 and 2005. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,016,680 for the three months ended June 30, 2006 as compared to $1,421,993 for the same period in 2005. General and administrative expenses were $2,063,712 for the six months ended June 30, 2006 as compared to $2,469,033 for the same period in 2005. Of the expenses reported in 2006 and 2005, the majority related primarily to our marketing programs and consulting fees, which included direct mailing and emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website. We anticipate the future marketing dollar expenditures will decrease for the remainder of fiscal 2006.

Exploration expenses were $429,585 for the three months ended June 30, 2006 as compared to $358,967 for the same period in 2005. Exploration expenses were $657,775 for the six months ended June 30, 2006 as compared to $627,987 for the same period in 2005. Exploration expenses for 2006 relate to the expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site and the Bates-Hunter project. We anticipate the rate of spending for the remaining fiscal 2006 exploration expenses will increase due to the additional drill rigs at the FSC project, both underground and surface drilling programs to commence at the Bates-Hunter and preliminary work at Vianey. Exploration expenses for 2005 related to (i) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (ii) McFaulds Lake (which our rights expired on December 31, 2005) and (iii) the Bates-Hunter project, which was still in its early stages

Depreciation and amortization expenses were $10,455 for the three months ended June 30, 2006 as compared to $52,825 for the same period in 2005. Relating to our due diligence processes at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment ($103,466) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method, which was $10,455 for the three months ended June 30, 2006. Amortization expenses for 2005 ($52,825) include the FSC and McFaulds Lake, both of which were fully amortized by June 30, 2005. Depreciation and amortization expenses were $13,976 for the six months ended June 30, 2006 as compared to $105,650 for the same period in 2005.

Other Income and Expense

Our other income and expense consists of interest income, interest expense and other expense. Interest expense for the three months ended June 30, 2006 was $821,046 compared to $117,688 for the same period in 2005. The 2006 interest expense relates to the three promissory notes payable, including the amendments with three note holders in April 2006, whereby we entitled each note holder the option, at any time on or prior to August 31, 2006, to provide us (in cash or other immediately available funds) an amount equal to, but not greater than, the final principal and interest balance of their respective note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share. We’ve reserved an aggregate of 5,516,767 shares of our common stock for issuance under the terms of the amendments and recorded a non-cash interest expense of $628,643, included in the three and six month periods ended June 30, 2006, to reflect their immediate right to purchase shares of our common stock at a set price. The fair value of the aggregate shares was calculated using the Black-Scholes pricing. It is anticipated that interest expense will decrease for the remainder of fiscal 2006, since all three notes were repaid in May 2006. For the six months ended June 30, 2006, we’ve recorded $1,495,082 of interest expense verses $241,450 for the same period in 2005.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. For the six months ended June 30, 2006 and 2005, we had net cash used in operating activities of $1,518,885 and $1,786,816, respectively.

We had working capital of $3,338,881 at June 30, 2006, compared to a working capital deficit of $210,834 at December 31, 2005. Cash and equivalents were $1,493,492 at June 30, 2006, representing an increase of $1,375,676 from the cash and equivalents of $117,816 at December 31, 2005.

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

As of September 30, 2004, we have invested $2,100,000 in Kwagga (with a balance of $44,312 remaining at June 30, 2006), which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. In order for AfriOre to begin preparation to commence on the third drillhole, they must receive the drilling permit (issued by the Department of Minerals and Energy, which is currently in process) and we must provide an additional $500,000 in cash reserves. The additional $500,000 would be applied to our right to increase our equity position in Kwagga, as the next 15 percent requires an additional $1,400,000 cash investment.

On January 7, 2005, we completed a private placement of units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share. We sold an aggregate of 25,050,000 units at a price per unit of $0.10, resulting in gross proceeds of $2,505,000. In connection with the private placement, we engaged a placement agent, Galileo Asset Management SA, Switzerland. As compensation for their services, we paid a commission of $22,750.

On January 21, 2005, we closed on an assignment of a purchase agreement (the “Purchase Agreement”) by and among us, Hunter Corporation and Swaisland. Swaisland has sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Mine located in Central City, Colorado. We have begun our due diligence on the Bates-Hunter Mine, requiring expenditures of approximately $1,150,000. Our rights under the Purchase Agreement requires us to be completed with our due diligence by November 30, 2006, at which time, we may complete the purchase of the assets held of the Hunter Corporation for a fixed price of $4,600,000 Canadian (approximately US$4,140,000 at June 30, 2006). The assets consist of the Bates-Hunter Mine, the Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. In addition to the Cdn$4,600,000 purchase price, we would be required to issue the following additional compensation: (i) we will issue a warrant to Swaisland to purchase 1,000,000 shares of our common stock at a price per share equal to the 10-day closing average sale price of our common stock; (ii) Swaisland will retain a two percent net smelter return royalty on all future production from the Bates-Hunter Mine; and (iii) Goldrush Casino and Mining Corporation will retain a one percent net smelter return royalty (up to a maximum payment of $1,500,000). Furthermore, if the Cdn$4,600,000 payment has not been made by November 30, 2006 and Hunter Corporation has not otherwise granted an extension for payment, the Purchase Agreement will become null and void and neither party shall have any further rights or obligations thereunder. Subsequent to June 30, 2006, we entered into negotiations whereby we may purchase this project by utilizing seller financing. The purchase would be accomplished primarily with a Cnd$6.5 million mortgage carried by the sellers. This five percent interest mortgage is similar to a “cash flow mortgage” meaning that principal payments will not be required unless the mine goes into production. Additionally, we would pay Cdn$250,000 (to be held in escrow until the final closing) and will issue 3.62 million shares of our unregistered common stock that will remain issued and outstanding, again, only if mine goes into production.

In May 2005, we entered into warrant exercise agreements with two consultants, allowing them a reduced exercise price on previously issued and outstanding warrants, which both expired on March 31, 2006. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allowed for monthly exercises with an exercise price of $0.20 per share. With the expiration of the agreements on March 31, 2006, an aggregate of 695,450 warrants had been exercised into common stock and we received net proceeds of $139,090.

In the months of February and May 2006, an investor exercised on an aggregate of 475,000 stock purchase warrants with an exercise price of $0.25 per share and received 475,000 shares of common stock. We received $118,750 in proceeds.

As of April 1, 2006, we had promissory notes in the aggregate principal amount of $1,100,000 payable to three lenders. We entered into amendments to the arrangements with each of the note holders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we (i) issued an aggregate of 110,000 shares of our common stock to the note holders and (ii) entitled each note holder, at any time on or prior to August 31, 2006, to provide us (in cash or other immediately available funds) an amount equal to, but not greater than, the final principal and interest balance of their respective note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share. With the warrant exercises as described below, we paid off the obligations under the three promissory notes in May 2006, which required an aggregate of $1,100,000 in cash principal payments. The notes had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock.

On April 28, 2006, we completed a round of financing through the exercise of issued and outstanding warrants (the “Exercise Offer”) to certain warrant holders who qualified as accredited investors. One of the terms under the Exercise Offer was, for each two warrants exercised by the warrant holder, the warrant holder received two shares of common stock and a new three-year warrant (Class C Redeemable Warrant) with an exercise price of $0.50 per share. Certain of the warrant holders were offered a limited time reduction of the exercise price (in which their warrants were originally priced from $5.50 to $0.75 per share) of $0.25 per share.  We accepted subscription agreements to exercise 15,577,401 common stock purchase warrants and received approximately $3.84 million in cash (which includes $445,225 due under two stock subscription receivables, which accrue interest of five percent per annum, are due no later than September 30, 2006 and are secured by the stock issued). No placement agents or broker/dealers were utilized.

On June 28, 2006, we closed on an option agreement with Journey whereby we may earn up to an undivided 50 percent interest in certain mining claims of the Vianey and we must provide, on or before December 31, 2006, an aggregate of $500,000 for an exploration work and must further provide an additional $500,000 (on or before September 30, 2007 as directed by Journey).

On June 29, 2006, we executed two agreements relating to the Hawk-MacNugget Claims, a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, Canada. A formal joint venture agreement is to be drafted and will include a dilution formula requiring further monetary participation of the Company in order to maintain its interest in the MacNugget Claims.

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $3,500,000 (to include $450,000 for the Bates-Hunter project; $150,000 for the Holdsworth project; we are required to have an additional $500,000 advance available to continue with exploration at the FSC Project; $500,000 required for the Vianey silver project; and approximately $120,000 for the MacNugget Claims). Additionally, should the exploration results for Bates-Hunter prove viable (and we have not completed the contemplated seller financed scenario, see Note 11 - Subsequent Event located elsewhere in this report for a discussion relating to an asset purchase agreement option) we will require $4,600,000 Canadian (approximately US$4,140,000 at June 30, 2006) to complete the purchase by November 30, 2006. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease some or all operations altogether.

RISK FACTORS

RISKS RELATING TO OUR COMMON STOCK

TRADING OF OUR COMMON STOCK IS LIMITED.

Trading of our common stock is conducted on the National Association of Securities Dealers’ Over-the-Counter Bulletin Board, or “OTCBB.” This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2006.

As of June 30, 2006, we had only approximately $1,490,000 of cash and cash equivalents. Since we do not expect to generate any revenue from operations in 2006, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE MINIMAL OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of June 30, 2006 we hold certain rights in five projects: the FSC Project in South Africa, the Bates-Hunter Mine in Colorado, the Vianey Mine Concession in Mexico and the Holdsworth and MacNugget project’s in Canada. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through June 30, 2006, we have incurred an aggregate net loss of $22,845,552. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2005 and 2004, and we have an accumulated deficit as of June 30, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

FOREIGN CURRENCY EXCHANGE RATES.

Since our entrance into the precious minerals arena, we have had very limited dealings with foreign currency transactions, even though most of our transactions have been with foreign entities. Most of the funds requests have required US Dollar denominations. Exchange rates are influenced by global economic trends beyond our control. Even though we may not record direct losses due to our dealings with exchanges into foreign currencies, we have an associated reduction in the productivity of assets.

We’ve invested $2,100,000 in US funds in Kwagga, whereby they in turn transfer funds to AfriOre. The majority of all exploration expenditures that AfriOre deals in are denominated in the South African Rand and the exchange from the US Dollar to the South African Rand has sustained a reduction. On June 30, 2003, the exchange rate was approximately R7.51 = $1.00. Since June 30, 2003, the Rand has appreciated against the Dollar by as much as approximately 25 percent. On June 30, 2006, the exchange rate was approximately R7.16 = $1.00. The fluctuations between the Dollar and the Rand is one of the factors that has decreased our initial 5 to 7 drillhole program on the FSC to be revised to only a three drillhole program. Furthermore, should the Dollar weaken further in relationship to the Rand, we may sustain additional reductions in the number of drillholes completed with future investments.

Our assignment of a purchase agreement to purchase the Bates-Hunter Mine from Hunter Gold Mining Corporation, a British Columbia corporation, on January 21, 2005 was denominated at $3,000,000 US. Upon our receiving an extension to complete the due diligence process on December 31, 2005, the purchase price was re-negotiated and is now stated at $4,600,000 Canadian. On January 21, 2005 the exchange rate was approximately Cdn 0.82 = $1.00. On June 30, 2006, the exchange rate was approximately Cdn 0.90 = $1.00. If this trend continues and we complete the purchase of the Bates-Hunter Mine, our need for additional funds could impact our liquidity.

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

Additional financing will be needed in order to fund beyond the three drillhole exploration program currently underway at the FSC Project, to fund exploration of the Bates-Hunter, Vianey and Holdsworth projects, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2006.”

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2006, we entered into amendments to the arrangements with each of the three note holders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we issued an aggregate of 110,000 shares of our common stock to the note holders. The notes had accumulated an aggregate of $69,239 in interest payable and in May 2006, we paid $65,886 of the accrued interest by the issuance of 329,432 shares of our common stock. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the promissory note holders are “accredited” (as defined by Rule 501(a) promulgated under the Securities Act) that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

On April 18, 2006, we entered into a letter-of-intent with Journey Resources Corporation, a corporation duly organized pursuant to the laws of the Providence of British Columbia, relating to our option to earn up to an undivided 50 percent interest in certain mining claims comprising the Vianey Mine located in Mexico. We issued 100,000 shares of our common stock, which allowed us a due diligence period until June 30, 2006. On June 28, 2006, we closed on an option agreement with Journey and issued an additional 500,000 shares of our common stock in order to earn the first 25 percent interest in Vianey. In connection with this issuance, we relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder, since this was a private transaction, not involving any general solicitation and not constituting a public offering.

On April 28, 2006, we completed a round of financing through the exercise of issued and outstanding warrants. One incentive of the exercise offer was the receipt of one Class C Redeemable Warrant for each two shares purchased upon exercise of previously held warrants. Therefore, we are issuing Class C Redeemable Warrants to purchase an aggregate of up to 7,788,700 shares of our common stock, an exercise price of $0.50 per share, which expire on April 28, 2009. The offering was conducted as a private placement pursuant to the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the Investors are “accredited investors” as such term is defined in Rule 501(a) promulgated under the Securities Act, that no general solicitation was involved, and the transaction did not otherwise involve a public offering.

On June 29, 2006, we executed a Memorandum of Agreement between the Company and Hawk Precious Minerals Inc., (the “Hawk Memorandum”). Hawk Precious Minerals Inc., a corporation organized under the laws of Ontario, Canada (“Hawk”), is an affiliate of ours. H. Vance White, our Chief Executive Officer and a director, is also an officer and director of Hawk. Under the terms of the Hawk Memorandum, we acquired a 50 percent interest in certain mining claims located in northern Ontario, held entirely by Hawk by issuing Hawk 40,000 shares of our common stock (which shares are being offered on a resale basis in this prospectus). In connection with this issuance, we relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder, since this was a private transaction, not involving any general solicitation and not constituting a public offering.

During the three months ended June 30, 2006, we entered into various agreements with consultants for services related to management services, strategic planning, investor relations, capital markets and website marketing. We issued an aggregate 2,725,000 shares of our un-registered common stock and 2,150,000 warrants to purchase shares of our common stock to seven consultants for their services, with some services extending into 2007. Certain warrants were issued below market price on date of grant. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company reasonably believes that each consultant is “sophisticated,” no general solicitation was involved, and the transaction did not otherwise involve a public offering.

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

Date: August 14, 2006
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