Form 10QSB
period 2006-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2006-11-13
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of November 10, 2006, there were 91,387,739 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
SEPTEMBER 30, 2006

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

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and equivalents	$812,859	$117,816
Interest receivable	9,453	—
Investment	20,178	11,260
Prepaid expenses	865,795	163,396
Total current assets	1,708,285	292,472

PROPERTY AND EQUIPMENT, net	83,755	89,559
PARTICIPATION MINING RIGHTS, net	39,828	120,803
DEBT ISSUANCE COSTS, net	—	4,662
	$1,831,868	$507,496

LIABILITIES and SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable, net of original issue discount	$—	$301,111
Accounts payable	37,430	136,223
Accrued expenses	112,737	65,972
Total current liabilities	150,167	503,306

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares
authorized; 90,054,406 and 65,674,329 shares issued
and outstanding, respectively	900,544	656,743
Additional paid-in capital	42,444,312	34,487,774
Stock subscriptions receivable	(445,225)	—
Warrants	7,097,568	6,418,685
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(25,379,157)	(18,618,908)
Accumulated other comprehensive loss	(3,881)	(7,644)
Total shareholders’ equity	1,681,701	4,190
	$1,831,868	$507,496

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

					May 1, 2003 (inception)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		to Sept. 30,
	2006	2005	2006	2005	2006
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	1,589,776	724,163	3,653,488	3,193,196	10,570,420
Exploration expenses	597,152	379,068	1,254,927	1,007,055	8,886,145
Depreciation and amortization	3,569	—	17,545	105,650	456,595
Stock issued as penalty	—	—	—	—	2,152,128
Loss on impairment of Brazmin	—	—	—	(75,000)	667,578
Loss on disposal of assets	—	—	—	—	1,633
Total operating expenses	2,190,497	1,103,231	4,925,960	4,230,901	22,734,499
Loss from Operations	(2,190,497)	(1,103,231)	(4,925,960)	(4,230,901)	(22,734,499)

Other Income (Expense):
Other income (expense), net	19,892	(8,889)	23,793	(10,613)	26,018
Interest expense	(363,000)	(193,211)	(1,858,082)	(434,661)	(2,935,750)
Total other expense	(343,108)	(202,100)	(1,834,289)	(445,274)	(2,909,732)
Loss from Operations before Income Tax
Benefit and Discontinued Operations	(2,533,605)	(1,305,331)	(6,760,249)	(4,676,175)	(25,644,231)
Benefit from Income Taxes	—	—	—	—	243,920
Loss from Continuing Operations	$(2,533,605)	$(1,305,331)	$(6,760,249)	$(4,676,175)	$(25,400,311)

Discontinued Operations
Gain from discontinued operations	—	—	—	—	21,154
Net Loss	$(2,533,605)	$(1,305,331)	$(6,760,249)	$(4,676,175)	$(25,379,157)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.08)	$(0.53)
Discontinued operations	—	—	—	—	—
Net Loss	$(0.03)	$(0.02)	$(0.08)	$(0.08)	$(0.53)

Basic and diluted weighted average
outstanding shares	89,460,384	62,704,111	79,575,777	60,432,512	47,750,384

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,		May 1, 2003 (inception) to
	2006	2005	Sept. 30, 2006
OPERATING ACTIVITIES:
Net loss	$(6,760,249)	$(4,676,175)	$(25,379,157)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	17,545	105,650	456,595
Loss on disposal of assets	—	—	1,633
Loss on impairment of Brazmin	—	—	742,578
Issuance of common stock for exploration rights & exp	169,646	94,000	5,104,936
Amortization of participation mining rights	80,975	581,481	2,060,172
Amortization of debt issuance costs	4,662	65,748	138,858
Amortization of original issue discount	798,889	324,999	1,701,281
Amortization of prepaid consulting fees related to issuance of warrants and common stock	1,933,937	846,064	3,753,699
Compensation expense related to stock options and warrants	531,679	265,497	1,281,677
Contributed services by an executive	70,000	75,000	274,500
Issuance of common stock as penalty related to October 2003 private placement	—	—	2,152,128
Interest expense related to issuance of common stock, warrants and options to purchase common stock	1,084,630	67,647	1,173,420
Unrealized loss on investment	—	10,613	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,453)	50,817	33,564
Prepaid expenses	(330,864)	132,511	(150,758)
Accounts payable	(59,793)	(84,378)	23,288
Accrued expenses	46,765	(79,406)	(107,850)
Net cash used in operating activities	(2,421,631)	(2,219,932)	(6,739,436)

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,741)	—	(106,353)
Proceeds from sale of Brazmin	—	—	25,000
Investment in participation mining rights	—	—	(2,239,121)
Net cash used in investing activities	(11,741)	—	(2,320,474)

FINANCING ACTIVITIES:
Payments on long-term debt	(1,100,000)	(127,781)	(1,434,645)
Private placement advances held in escrow	—	(734,950)	—
Cash proceeds from issuance of common stock	—	1,628,669	4,725,272
Cash proceeds from exercise of stock options	—	—	169,900
Cash proceeds from exercise of warrants	3,878,415	158,830	4,181,353
Cash proceeds from short-term debt	350,000	250,000	1,100,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	—	—	(138,858)
Net cash provided by financing activities	3,128,415	1,174,768	9,253,022

Change in Cash and Liabilities of Discontinued Ops	—	—	(77,293)
Increase (Decrease) in Cash and Equivalents	695,043	(1,045,164)	115,819
Cash and Equivalents, beginning of period	117,816	1,122,348	697,040
Cash and Equivalents, end of period	$812,859	$77,184	$812,859

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2006
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of September 30, 2006, we hold interests in mineral exploration projects in South Africa (FSC), Colorado (Bates-Hunter), Mexico (Vianey) and Canada (Holdsworth and MacNugget).

Our primary holding is a 35 percent interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”), which holds the rights and interests in the “FSC Project,” an exploration project adjacent to the historic Witwatersrand goldfields in South Africa. We own the exploration rights of the “Holdsworth Project,” a property located near the village of Hawk Junction, Ontario, Canada. We acquired rights to the FSC and Holdsworth Projects in June 2003. On January 21, 2005, we acquired purchase rights under a purchase agreement, which provides us with exploration rights of the Bates-Hunter Mine (this was a prior producing gold mine when operations ceased during the 1930’s) located in Central City, Colorado and the possible future purchase of the assets of the Hunter Gold Mining Corporation. In June 2006, we acquired rights on two additional projects. One in which we may earn up to an undivided 50 percent interest in certain mining claims comprising the Vianey Mine Concession (“Vianey”) located in Guerrero State, Mexico (a prior producing silver mine) and the other relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, the Hawk-MacNugget Claims (“MacNugget”).

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed March 31, 2006. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year as a whole.

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

As of September 30, 2006, we have (i) 7,222,000 shares of common stock issuable upon the exercise of stock options issued under our stock option plans with a weighted average exercise price of $0.74 per share, (ii) 33,456,666 shares of common stock issuable upon the exercise of warrants with a weighted average exercise price of $0.52 per share, (iii) 3,620,000 shares issuable upon the closing of the transaction contemplated by the purchase agreement pertaining to the assets of the Bates-Hunter Mine, and (iv) reserved an aggregate of 5,000,000 shares of common stock pursuant to amendments of secured promissory notes and subsequent extensions of those purchase rights, with a per share price of $0.20 per share. These 49,298,666 shares were excluded from the basic and diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 - COMPANY’S CONTINUED EXISTENCE

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company during its exploration stage has sustained losses totaling $25,379,157. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. We have estimated our cash needs over the next twelve months to be approximately $4,000,000. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

NOTE 5 - INTEREST RECEIVABLE

Under the terms of two stock subscription receivables, we hold two secured promissory notes, dated April 28, 2006, which are secured by the stock issued. The notes accrue interest at a rate of five percent per annum and are due December 29, 2006.

NOTE 6 - INVESTMENT

We hold 225,000 shares of MacDonald Mines Exploration Ltd., (“MacDonald”), a Toronto Stock Exchange listed company (TSX-V:BMK), that we received under joint ventures with MacDonald.

NOTE 7- PREPAID EXPENSES

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

During the three months ended September 30, 2006, we entered into a consulting agreement with an unaffiliated third party consultant and issued a two-year warrant to purchase up to 150,000 shares of our common stock, with an exercise price of $0.50 per share (the fair value of the warrant, $30,548, was calculated using the Black-Scholes pricing model), which is being amortized over a six month period to coincide with the consulting agreement. The remaining prepaid consulting fees are being amortized over the expected life of the agreements, with some services extending into 2007.

Included in the other prepaid expenses are two bonds (held in the form of certificate of deposit, CD, $10,000 each) required by the State of Colorado for exploration activities. The CD’s will not be expensed unless an event requires us to release them to the State and accrues nominal interest.

Components of prepaid expenses are as follows:

	September 30,	December 31,
	2006	2005
Prepaid consulting fees	$813,813	$142,276
Other prepaid expenses	51,982	21,120
	$865,795	$163,396

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

To date, we have invested $2,100,000 in Kwagga, which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. Once the current exploration funds have been expended completely, estimated to be the end of 2006, AfriOre and Kwagga will deliver to us a report describing the results of the drilling activities. Within 120 days of our receipt of that report, we have the option to increase our ownership position in Kwagga to 50 percent in exchange for a further investment of $1,400,000. We have had initial conversations with AfriOre regarding possible financing options for the next investment. If we choose not to make this additional investment, then we would continue to own the shares representing our 35 percent interest, but we would no longer have any rights to increase our participation and would be subject to rapid dilution resulting from any additional investment in Kwagga. Furthermore, should Kwagga fail to complete the entire drillhole program, we could realize a complete loss of any remaining funds advanced to Kwagga.

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

Certain components of our Participation Mining Rights are based on the distributions made by us to Kwagga and further advanced to AfriOre to fund the drillhole program of the FSC Project. Of the $2,100,000 already invested in Kwagga, $39,828 remains in their cash reserves at September 30, 2006. The majority of all exploration expenses processed by AfriOre, is denominated in the South African Rand, whereas all of our funding has been in the US Dollar. Since June 30, 2003, the Rand has appreciated against the US Dollar by as much as approximately 25 percent. This reduction in the US Dollar plus the cost overruns associated with the additional depth drilled on each drillhole (BH47 and BH48) and sidewall repair on BH48 are the major factors that have contributed to decreasing the initial 5 to 7 drillhole program on the FSC to be revised to only a two drillhole program. Additionally, the availability of deep drilling operators has declined over the last two years, which in turn has allowed them to demand higher rates and fees for their services further impacting the estimated drill holes thought to be accomplished. The initial drillhole, BH47 was completed in June 2004 to a depth of 2,984 meters (approximately 9,800 feet) and the second drillhole, BH48 was completed in August 2005 to a depth of 2,559 meters (approximately 8,400 feet).

Subsequent to September 30, 2006, AfriOre received New Order Prospecting Rights under South Africa’s Mineral and Petroleum Resources Development Act thus allowing for further exploration to progress at the FSC project. The Prospecting Rights which have been granted cover an area of approximately 52,615 hectares (129,959 acres) of the estimated total of 102,612 hectares (253,451 acres) where rights are held and where rights are in the application process or subject to conversion. Preparations are now underway to mobilize a drill rig to the next drill site as additional drill targets are being identified.

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

Components of participation mining rights are as follows:

	September 30, 2006	December 31, 2005
Investment made in Kwagga	$2,100,000	$2,100,000
Historical value assigned to the FSC & Holdsworth Projects	246,210	246,210
Miscellaneous costs (1)	82,889	82,889
Gross participation mining rights	2,429,099	2,429,099
Less exploration expenditures report by AfriOre and Kwagga	(2,060,172)	(1,979,197)
Less amortization of historical and miscellaneous costs	(329,099)	(329,099)
	$39,828	$120,803

(1)	Includes the June 2003 Hawk agreement costs and the issuance of an option to a former director.

NOTE 9 - DEBT ISSUANCE COSTS

Related to two secured convertible promissory notes (See Note 10 - Notes Payable) issued in the fourth quarter of 2005, we paid $7,361 of debt issuance costs for legal fees. The following table summarizes the amortization of debt issuance costs:

	Sept. 30, 2006	Dec. 31, 2005
Gross debt issuance costs	$7,361	$7,361
Less: amortization of debt issuance costs	(7,361)	(2,699)
Debt issuance costs, net	$—	$4,662

NOTE 10 - NOTES PAYABLE

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

In September 2005, we issued a six-month secured convertible promissory note in the principal amount of up to $600,000 to another shareholder. In November 2005, we amended the note to allow for similar terms with the note issued to the first shareholder as set forth above, thereby enabling both shareholders to have equal security interests in our Company and identical compensation for issuing their respective notes. With our last draw on January 11, 2006, we had drawn $400,000 on the second note.

Each of the note holders received the following compensation in order to make the loans: (i) 500,000 shares of our common stock and (ii) for each draw of $100,000 under each note, the holder received a five-year warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price of $0.12 per share.

In order to effectuate the two loans, a personal guaranty was required. Stephen D. King, who served the Company only as a board member at that time, provided the guarantees. In exchange for agreeing to personally guaranty our obligations under the two notes discussed above, we issued Mr. King two-year warrants to purchase an aggregate of up to 2,000,000 shares of our common stock at a price of $0.15 per share.

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

In April 2006, we entered into amendments to the arrangements with each of the three note holders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we issued an aggregate of 110,000 shares of our common stock to the note holders (with an aggregate fair value of $27,100, based on the closing sale price of our common stock on the date of issuance as listed on the OTCBB) and we gave each note holder an option, at any time on or prior to August 31, 2006, to purchase a number of shares of our common stock, at a price per share of $0.20, equal to, but not greater than, the final principal and interest balance of their respective note divided by the $0.20 per share price. We had reserved an aggregate of 5,516,767 shares of our common stock for issuance under the terms of the amendments of each promissory note until August 31, 2006. One of the note holders right to purchase expired on August 31, 2006 and therefore we removed from our reserved shares 516,767 shares. During the three months ended June 30, 2006, we recorded an expense relating to the right of the three note holders (to purchase shares of our common stock at a set price) of $628,643, with the fair value of the aggregate shares calculated using the Black-Scholes pricing model, resulting in a non-cash interest expense.

In August 2006, we entered into standby joint venture financing agreements with two of our note holders, setting forth the terms of each note holders contemplations of potential participation in joint venture or financing arrangements with the Company for the purposes of financing future mineral exploration projects, including terms relating to the payment of proceeds from any exploration project for which a joint venture or financing arrangement has been entered, subject to written agreements between the Company and the note holder relating to specific projects. As partial consideration for such note holders entering into their respective standby joint venture financing agreements, we extended the term of each of their options to purchase shares of our common stock at $0.20 per share from August 31, 2006 to March 31, 2007. Since the purchase price of $0.20 was below the fair value of our underlying stock on the modification date, we calculated an additional fair value of $363,000 using the Black-Scholes pricing model. Since the note holders are not required to participate in any joint venture or financing during the period of the agreements, the entire $363,000 was expensed as interest expense for the three months ended September 30, 2006.

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

The following table summarizes the note payable balances:

Original gross proceeds	$750,000
Less: original issue discount at time of issuance of note for common stock and warrants	(521,304)
Less: beneficial conversion feature	(179,977)
48,719
Less: principal payments	—
Add: amortization of original issue discount and beneficial conversion feature	252,392
Balance at December 31, 2005	301,111
Add: additional draws received in the 1st Quarter 2006	350,000
Less: original issue discount at time of issuance of note for warrants	(252,014)
Less: beneficial conversion feature	(97,986)
Add: amortization of original issue discount and beneficial conversion feature	798,889
Less: principal payments	(1,100,000)
Balance at September 30, 2006	$—

NOTE 11 - COMPREHENSIVE LOSS

Comprehensive loss includes our net loss and the change in unrealized gain (loss) on available for sale investments (the 225,000 shares of MacDonald common stock held). We report the unrealized gain (loss) on the investment in securities in our Condensed Consolidated Balance Sheet. The following table details the changes in our Accumulated Other Comprehensive Loss balance:

Balance at December 31, 2005	$(7,644)
Unrealized gain	3,763
Balance at September 30, 2006	$(3,881)

NOTE 12- STOCK OPTIONS

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonable estimable. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). As required by SFAS 123(R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS No. 123 (R) had been applied during the three and nine months ended September 30, 2005.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	May 1, 2003 (inception) to September 30, 2005
Net loss as reported:	$(1,305,331)	$(4,676,175)	$(17,564,394)
Stock based employee
compensation expense
determined under the fair
value based method (1)	$—	$(359,564)	$(4,967,144)
Pro forma net loss	$(1,305,331)	$(5,035,739)	$(22,531,538)
Loss per share (basic and diluted)
As reported	$(0.02)	$(0.08)	$(0.48)
Pro forma	$(0.02)	$(0.08)	$(0.62)

(1) Reported net of related tax effect.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. During the three months ended September 30, 2006, we granted 2,000,000 options to purchase common stock at $0.31 per share (the closing sale price of our common stock as reported on the OTCBB on September 15, 2006) to our newly elected President, Dr. Clyde Smith. Dr. Smith was granted two stock options: one for 1,500,000 shares (the “Standard Options”) and one for 500,000 shares (the “Incentive Based Stock Options”). The Standard Options vest as follows: 300,000 vested immediately and 300,000 vest each anniversary thereafter (September 15, 2007, 2008, 2009 and 2010). The Incentive Based Stock Options vest at 100,000 shares on each anniversary (September 15, 2007, 2008, 2009, 2010 and 2011). The Company recorded $92,155 of related compensation expense for the three month period ended September 30, 2006, relating to the 1,500,000 option grant. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense had no impact on the loss per share for the three months ended September 30, 2006. As of September 30, 2006, $522,217 of total unrecognized compensation expense (related to non-vested portion of the 1,500,000 and the 500,000 option grants) is expected to be recognized over a period of approximately five years.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R), which is the same pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation.

In determining the compensation expense of the options granted during the three months ended September 30, 2006, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below.

Risk free interest rate	4.875%
Expected life of options granted	10 years
Expected volatility factor	168%
Expected dividend yield	—

Stock Option Plans

The Company has six stock option plans: the 1994 Stock Option Plan, the 1998 Incentive Equity Plan, the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans and the 2001 Employee Stock Option Plan. As of September 30, 2006, an aggregate of 14,750,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to four years and expire 10 years from the date of grant.

Effective January 13, 2006, the 2001 Employee Stock Option Plan was amended to increase the total shares of stock which may be issued under the Plan from 1,450,000 to 2,500,000. Effective September 13, 2006, the 1999 Employee Stock Option Plan was amended to increase the total shares of stock which may be issued under the Plan from 4,250,000 to 6,250,000. Under the Plans, an aggregate of approximately 2,100,000 shares of our Company’s common stock remain available for issuance at September 30, 2006. The 1994 Stock Option Plan expired in 2004, which means that we cannot grant new awards after that time. All outstanding incentives, granted under the 1994 Stock option Plan will remain in effect until satisfied or expired.

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2005	6,132,000	$0.88
Granted	3,000,000	0.27
Canceled or expired	(910,724)	0.78
Exercised	(1,000,000)	0.78
Options outstanding - September 30, 2006	7,222,000	$0.74

The following tables summarize information concerning outstanding and exercisable stock options at September 30, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price
$0.15 to $0.40	4,475,000	7.9 years	$0.27
$0.56 to $1.00	2,006,000	4.4 years	0.66
$2.75 to $5.00	741,000	1.1 years	3.77
$0.15 to $5.00	7,222,000	3.9 years	$0.74

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price
$0.15 to $0.40	2,775,000	7.8 years	$0.24
$0.56 to $1.00	2,006,000	4.4 years	0.66
$2.75 to $5.00	741,000	1.1 years	3.77
$0.15 to $5.00	5,522,000	3.7 years	$0.87

The weighted average fair value of options granted during the three months ended September 30, 2006 was $0.31. The Company's approach to estimating expected volatility on its stock awards granted during the quarter considers both the historical volatility in the trading market for its common stock and a look back period equal to the expected life of the grants. Expected volatility is one of several assumptions in the Black-Scholes pricing model used by the Company to make an estimate of the fair value of options granted under the Company's stock plans. The Company believes this approach results in a better estimate of expected volatility.

In estimating the expected term, both exercise behavior and post-vesting termination behavior were included in the analysis, as well as consideration of outstanding options. The risk-free interest rate used in the Black-Scholes pricing model is the historical yield on U.S. Treasury Notes issued with equivalent remaining terms. The Company does not pay any cash dividends on the Company's common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend yield of zero is used in the Black-Scholes pricing model.

NOTE 13 - SUBSEQUENT EVENT

The Company executed an amendment to the asset purchase agreement for the purchase of the Bates-Hunter Mine, with an effective date of October 31, 2006. The amendment extends the formal closing date from the originally stated November 30, 2006 date until January 31, 2007, allowing us additional time to complete our due diligence and title work relating to the real property assets. All other terms and conditions of the September 20, 2006 asset purchase agreement remain as stated

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

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

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of September 30, 2006, we hold interests in mineral exploration projects in South Africa (FSC), Canada (Holdsworth and MacNugget), Colorado (Bates-Hunter) and Mexico (Vianey).

• FSC Project. In June 2003, we acquired two exploration projects in a transaction with Hawk Precious Minerals USA, Inc., (“Hawk USA”), a wholly owned subsidiary of Toronto-based Hawk Precious Minerals Inc., (“Hawk”). Hawk is an affiliate of ours and H. Vance White (our Chairman of the Board) is also an officer and director of Hawk. In one of these projects, which we refer to as the “FSC Project,” we have acquired a 35 percent equity interest in the company Kwagga Gold (Proprietary) Limited (“Kwagga”) in exchange for a $2,100,000 investment. Kwagga is a subsidiary of AfriOre International (Barbados) Ltd., (“AfriOre”). Kwagga holds the exploration rights for the FSC Project located in the Republic of South Africa adjacent to the major goldfields discovered at the historic Witwatersrand Basin. AfriOre is a precious minerals exploration company with offices in Johannesburg, South Africa and the operator of the FSC Project.

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

• Bates-Hunter Mine. On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado). On July 21, 2006, we executed a stock purchase agreement intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine (this was a prior producing gold mine when operations ceased during the 1930’s), Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. The closing of the transaction contemplated by the Bates Asset Purchase Agreement (originally stated to occur on or before November 30, 2006) has been extended until January 31, 2007. At the formal closing, we shall deliver to the Sellers (i) the sum of Two Hundred Fifty Thousand Canadian Dollars ($250,000.00 CDN), (ii) a note payable to Sellers in the original principal amount of Six Million Five Hundred Thousand Canadian Dollars ($6,500,000.00 CDN), (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) Three Million Six Hundred Twenty Thousand (3,620,000) shares of our unregistered and restricted $.01 par value common capital stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) a warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2006 and 2005. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,589,776 for the three months ended September 30, 2006 as compared to $724,163 for the same period in 2005. General and administrative expenses were $3,653,488 for the nine months ended September 30, 2006 as compared to $3,193,196 for the same period in 2005. Of the expenses reported in 2006 and 2005, the majority related primarily to our marketing programs and consulting fees, which included direct mailing and emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website, all of which were increased during 2006. We anticipate the future marketing dollar expenditures will decrease for the remainder of fiscal 2006.

Exploration expenses were $597,152 for the three months ended September 30, 2006 as compared to $379,068 for the same period in 2005. Exploration expenses were $1,254,927 for the nine months ended September 30, 2006 as compared to $1,007,055 for the same period in 2005. Exploration expenses for 2006 relate to the expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, the Bates-Hunter project and the Vianey silver project. We anticipate the rate of spending for the remaining fiscal 2006 exploration expenses will increase due to the additional drill rigs at the FSC project, both underground and surface drilling programs to commence at the Bates-Hunter and Vianey. Exploration expenses for 2005 related to (i) expenditures being reported on the work-in-process from the project operator, AfriOre, at the FSC Project site, (ii) McFaulds Lake (which our rights expired on December 31, 2005) and (iii) the Bates-Hunter project, which was still in its early stages.

Depreciation and amortization expenses were $3,569 for the three months ended September 30, 2006 as compared to $0 for the same period in 2005. Relating to our due diligence processes at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment ($106,353) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method. Depreciation and amortization expenses were $17,545 for the nine months ended September 30, 2006 as compared to $105,650 for the same period in 2005. Amortization expenses for 2005 include the FSC and McFaulds Lake, both of which will be fully amortized by June 30, 2005.

Other Income and Expense

Our other income and expense consists of interest income, interest expense and other expense. Interest income for the three and nine months ended September 30, 2006, was $19,892 and $23,793, respectively. This interest is being earned on excess warrant exercise funds held in a savings account. No interest income for any 2005 periods was recorded. Interest expense for the three months ended September 30, 2006 was $363,000 compared to $193,211 for the same period in 2005. The 2006 interest expense relates to the three promissory notes payable, including the amendments with the note holders in April 2006, and a further extension with two of the note holders, whereby we entitled them the option, at any time on or prior to March 31, 2007, to provide us (in cash or other immediately available funds) an amount equal to, but not greater than, the final principal balance of their respective note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share. We’ve reserved an aggregate of 5,000,000 shares of our common stock for issuance under the terms of the extensions and recorded a non-cash interest expense of $363,000, included in the three and nine month periods ended September 30, 2006, to reflect their immediate right to purchase shares of our common stock at a set price. The fair value of the aggregate shares was calculated using the Black-Scholes pricing model. It is anticipated that interest expense will decrease for the remainder of fiscal 2006, since all three notes were repaid in May 2006. For the nine months ended September 30, 2006, we’ve recorded $1,858,082 of interest expense verses $434,661 for the same period in 2005.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. For the nine months ended September 30, 2006 and 2005, we had net cash used in operating activities of $2,421,631 and $2,219,932, respectively.

We had working capital of $1,558,118 at September 30, 2006, compared to a working capital deficit of $210,834 at December 31, 2005. This increase was largely the result of cash proceeds received from warrant exercises in April 2006. Cash and equivalents were $812,859 at September 30, 2006, representing an increase of $695,043 from the cash and equivalents of $117,816 at December 31, 2005.

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

As of September 30, 2004, we have invested $2,100,000 in Kwagga (with a balance of $39,828 remaining at September 30, 2006), which is being used to fund a three drillhole exploration program on the FSC Project that commenced in October 2003. In order for AfriOre to begin preparation, an additional $500,000 is required and would be applied to our right to increase our equity position in Kwagga, as the next 15 percent requires an additional $1,400,000 cash investment.

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

On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado). On July 21, 2006, we executed a stock purchase agreement intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine (this was a prior producing gold mine when operations ceased during the 1930’s), Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. The closing of the transaction contemplated by the Bates Asset Purchase Agreement (originally stated to occur on or before November 30, 2006) has been extended until January 31, 2007. At the formal closing, we shall deliver to the Sellers (i) the sum of Two Hundred Fifty Thousand Canadian Dollars ($250,000.00 CDN), (ii) a note payable to Sellers in the original principal amount of Six Million Five Hundred Thousand Canadian Dollars ($6,500,000.00 CDN), (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) Three Million Six Hundred Twenty Thousand (3,620,000) shares of our unregistered and restricted $.01 par value common capital stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) a warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election.

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

On April 28, 2006, we completed a round of financing through the exercise of issued and outstanding warrants (the “Exercise Offer”) to certain warrant holders who qualified as accredited investors. One of the terms under the Exercise Offer was, for each two warrants exercised by the warrant holder, the warrant holder received two shares of common stock and a new three-year warrant (Class C Redeemable Warrant) with an exercise price of $0.50 per share. Certain of the warrant holders were offered a limited time reduction of the exercise price (in which their warrants were originally priced from $5.50 to $0.75 per share) of $0.25 per share.  We accepted subscription agreements to exercise 15,577,401 common stock purchase warrants and received approximately $3.84 million in cash (which includes $445,225 due under two stock subscription receivables, which accrue interest of five percent per annum, are due December 29, 2006 and are secured by the stock issued). No placement agents or broker/dealers were utilized.

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

During the months of February, May and August 2006, an investor exercised on an aggregate of 1,375,000 stock purchase warrants with an exercise price of $0.25 per share and received 1,375,000 shares of common stock. We received $343,750 in proceeds.

On October 27, 2006, a shareholder exercised warrants to purchase 1,333,333 shares of our common stock, at $0.12 per share. The warrants were issued to a certain shareholder as additional consideration in connection with a secured convertible promissory note from September 2005. We received cash proceeds of $160,000.

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months. We have estimated our cash needs over the next twelve months to be approximately $4,000,000 (to include $1,000,000 for the Bates-Hunter project; $150,000 for the Holdsworth project; we are required to have an additional $500,000 advance available to continue with exploration at the FSC Project; $725,000 required for the Vianey silver project; and approximately $120,000 for the MacNugget Claims). We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease some or all operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2006.

As of September 30, 2006, we had only approximately $813,000 of cash and cash equivalents. Since we do not expect to generate any revenue from operations in 2006, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, such additional capital may not be available to us at acceptable terms or at all. Further, if we sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to reduce our operating expenditures or to cease operations altogether.

WE HAVE MINIMAL OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of September 30, 2006 we hold certain rights in five projects: the FSC Project in South Africa, the Bates-Hunter Mine in Colorado, the Vianey Mine Concession in Mexico and the Holdsworth and MacNugget project’s in Canada. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through September 30, 2006, we have incurred an aggregate net loss of $25,379,157. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2005 and 2004, and we have an accumulated deficit as of September 30, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

We’ve invested $2,100,000 in US funds in Kwagga, whereby they in turn transfer funds to AfriOre. The majority of all exploration expenditures that AfriOre deals in are denominated in the South African Rand and the exchange from the US Dollar to the South African Rand has sustained a reduction. On June 30, 2003, the exchange rate was approximately R7.51 = $1.00. Since June 30, 2003, the Rand has appreciated against the US Dollar by as much as approximately 25 percent. This reduction in the US Dollar plus the cost overruns associated with the additional depth drilled on each drillhole (BH47 and BH48) and sidewall repair on BH48 are the major factors that have contributed to decreasing the initial 5 to 7 drillhole program on the FSC to be revised to only a two drillhole program. Additionally, the availability of deep drilling operators has declined over the last two years, which in turn has allowed them to demand higher rates and fees for their services further impacting the estimated drill holes thought to be accomplished.

On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine, Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. The closing of the transaction contemplated by the Bates Asset Purchase Agreement (originally stated to occur on or before November 30, 2006) has been extended until January 31, 2007. At the formal closing, we shall deliver to the Sellers (i) the sum of Two Hundred Fifty Thousand Canadian Dollars ($250,000.00 CDN), (ii) a note payable to Sellers in the original principal amount of Six Million Five Hundred Thousand Canadian Dollars ($6,500,000.00 CDN), (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) Three Million Six Hundred Twenty Thousand (3,620,000) shares of our unregistered and restricted $.01 par value common capital stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) a warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election.

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

Additional financing will be needed in order to fund beyond the drillhole exploration program currently underway at the FSC Project, to fund exploration of the Bates-Hunter, Vianey, Holdsworth and MacNugget projects, or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2006.”

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2006, we entered into a consulting agreement with an unaffiliated third party consultant and issued a two-year warrant to purchase up to 150,000 shares of our common stock, with an exercise price of $0.50 per share, with some services extending into 2007. We relied on the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company reasonably believes that each consultant is “sophisticated,” no general solicitation was involved, and the transaction did not otherwise involve a public offering.

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

WITS BASIN PRECIOUS MINERALS INC.

Date: November 10, 2006	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.