Form 10KSB
period 2006-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2007-04-16
CIK 912875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
Commission File Number: 1-12401

WITS BASIN PRECIOUS MINERALS INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

MINNESOTA	84-1236619
(State or Other Jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or Organization)

900 IDS CENTER, 80 SOUTH EIGHTH STREET, MINNEAPOLIS, MINNESOTA 55402-8773
(Address of Principal Executive Offices)

Issuer’s telephone number including area code: (612) 349-5277

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $0.01 PAR VALUE
Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☒

The Registrant’s revenues for its most recent fiscal year: None.

The aggregate market value of the Registrant’s common stock held by non-affiliates as of April 12, 2007 was approximately $81,000,000, based on the closing sale price as reported on the OTCBB for the Registrant’s common stock on April 12, 2007.

On April 12, 2007, there were 104,251,674 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

Traditional Small Business Disclosure Format: Yes ☐     No ☒

WITS BASIN PRECIOUS MINERALS INC.

Annual Report on Form 10-KSB
For the Year Ended December 31, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains both historical statements and statements that are forward-looking in nature. Historical statements are based on events that have already happened. Certain of these historical events provide some basis to our management, with which assumptions are made relating to events that are reasonably expected to happen in the future. Management also relies on information and assumptions provided by certain third party operators of our projects as well as assumptions made with the information currently available to predict future events. These future event predictions, or forward-looking statements, include (but are not limited to) statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. You can identify forward-looking statements by terminology such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential” and similar expressions and their variants. These forward-looking statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results and/or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in the section following Item 1 entitled “RISK FACTORS,” among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1. BUSINESS

OVERVIEW

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of December 31, 2006, we hold interests in mineral exploration projects in South Africa, Canada, Colorado and Mexico.

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project.” The exploration efforts being conducted are adjacent to the historic Witwatersrand Basin. The last completed drill hole on this property occurred in 2005. We acquired the FSC Project from Hawk Precious Minerals Inc., a corporation formed under the laws of the Providence of Ontario, Canada (“Hawk”) in June 2003. Hawk is an affiliate of ours and H. Vance White (the Chairman of our Board of Directors) is also an officer and director of Hawk. See the heading ‘Our Exploration Projects’ that follows for information about events that have occurred subsequent to December 31, 2006.

•
The other project that we acquired from Hawk was the “Holdsworth Project,” which is located near the village of Hawk Junction, Ontario, Canada. Our rights allow us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We have not expended any funds since the acquisition and none are required for the foreseeable future to maintain our existing rights. Since the book value of the Holdsworth Project had been reduced to zero as of December 31, 2005, and based on our estimated return on capital (against the estimated cash outlays to perform the required work) we deem this project immaterial to our project portfolio.

•
On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine, a prior producing gold mine from the 1860’s until the 1930’s located in Central City, Colorado, the Golden Gilpin Mill located in Black Hawk, Colorado and the associated real and personal property assets. The closing of the transaction contemplated by the asset purchase agreement is currently anticipated to occur sometime during the 2nd or 3rd quarter of 2007. See the heading ‘Our Exploration Projects’ that follows for information about an extension subsequent to December 31, 2006. The Bates-Hunter Mine was a prior producing gold mine from the 1860’s until the 1930’s.

•
On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a 25 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  We also own the exclusive right and option to acquire up to an additional 25 percent undivided beneficial interest in the project.

•
On June 29, 2006, we executed two agreements relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, Canada. The first agreement was pursuant to a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”) whereby we acquired a 50 percent interest in five mining claims (the “MacNugget Claims”) held by Hawk in consideration of the issuance of 40,000 shares of our common stock to Hawk. Under the terms of a second agreement, we and Hawk sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., (“MacDonald”), whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project. A formal joint venture agreement has been finalized and executed in February 2007. Other than the common stock issued to Hawk in June 2006, we have not incurred any other expenses related to this project. Due to the limited possibility of return on capital, we do not anticipate providing any significant funding for the foreseeable future and therefore, we deem this project immaterial to our project portfolio.

As of December 31, 2006, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

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

OUR EXPLORATION PROJECTS

KWAGGA GOLD (BARBADOS) LIMITED and the FSC PROJECT

On June 4, 2003, Hawk Precious Minerals Inc., a corporation formed under the laws of the Providence of Ontario, Canada (“Hawk”), AfriOre International (Barbados) Limited, a corporation formed under the laws of Barbados (“AfriOre”), and AfriOre’s wholly owned subsidiary, Kwagga Gold (Proprietary) Limited, a corporation formed under the laws of the Republic of South Africa (“Kwagga”), entered into a Heads of Agreement, whereby Hawk could earn an interest and rights in certain lands (held in Kwagga) located in the region of the main Witwatersrand Basin in the Republic of South Africa, referred to as the “FSC Project,” and the right to fund and participate in all operations conducted on the FSC Project for the purposes of exploring for and, if warranted, exploiting base and/or precious minerals discovered therein. The Heads of Agreement required a total investment of $3,500,000 from Hawk to acquire a 50 percent equity ownership of Kwagga Pty. Upon Hawk’s investment of $2,100,000 into Kwagga, such amount to be used toward exploration, it would acquire such number of Kwagga shares that represent 35 percent of Kwagga’s issued and outstanding shares of capital stock. Upon Hawk’s additional investment of $1,400,000, it would acquire such number of Kwagga shares that represent an additional 15 percent of Kwagga’s outstanding equity.

On June 26, 2003, the Company acquired Hawk’s interest and rights to the Heads of Agreement. In October 2003, the initial exploration efforts began at the FSC Project. On August 27, 2004, the Company entered into a new shareholders agreement, as amended on August 30, 2004, with AfriOre and its wholly owned subsidiary Kwagga Gold (Barbados) Limited) (collectively, the “New Agreement”). The New Agreement supersedes the Heads of Agreement, and provides the Company with additional rights relating to its participation in the FSC Project. Kwagga (Barbados) is the parent and holding company of Kwagga (Proprietary). In all further discussions, we will refer to the parent company of Kwagga (Barbados) and its wholly owned subsidiary Kwagga (Proprietary) collectively as “Kwagga.”

Effective with the execution of the New Agreement, Kwagga Barbados was required to issue us shares representing approximately 33.6 percent of its outstanding equity in consideration for our investment of $2.025 million. In September 2004, we invested an additional $75,000 (for an aggregate of the required initial $2.1 million commitment) in order to receive the additional number of shares to bring our aggregate ownership to 35 percent. With this 35 percent ownership, we would be deemed to be a minority shareholder of Kwagga Barbados.

In October 2003, AfriOre commissioned the first drill hole, which was completed on June 8, 2004. This drill hole, BH47, was drilled in the western structural block to a depth of 2,984 meters (approximately 9,800 feet) and intersected a well developed succession of lower Proterozoic rocks before it was terminated in a zone of shearing. Although BH47 was not successful in intersecting any gold bearing mineralization reefs to the depths drilled, it did confirm the existence of the overlying cover rock stratigraphies, similar to those in the main Witwatersrand Basin, thereby confirming the initial geological model.

In October 2004, the South African Department of Minerals and Energy granted permission to prospect on newly acquired areas of the FSC Project, which had been defined as drill hole BH48. That second drillhole, BH48 (which was completed in August 2005) was drilled to a depth of 2,559 meters (approximately 8,400 feet) and intersected over 600 meters of quartzites, below cover rocks which included a relatively thin succession of Transvaal Supergroup sedimentary rocks (160 meters) and Ventersdorp Supergroup lavas (132 meters) below the Karoo Supergroup rocks. The quartzites have been positively identified as Witwatersrand rocks, both through stratigraphic correlation and age dating analysis. Although the age dating determinations indicated an age of the quartzites in accordance with that of the Witwatersrand Supergroup, expert consultants engaged by the AfriOre correlated the quartzites with the West Rand Group of the Witwatersrand Supergroup. Also identified in BH48 were a number of bands of pyrite mineralization which, while returning assays results with negligible amounts of gold, nevertheless were consistent with similar features encountered throughout the rocks in the main Witwatersrand Basin.

In our prior reports, we indicated that an initial five to seven drill hole program would be accomplished with the Kwagga investment. Many factors, including the exchange rate from the US Dollar to the South African Rand, to the lack of qualified drilling contractors had a significant impact on the actual number of drill holes completed. As of December 31, 2005, there was only $120,803 remaining in reserve in the bank accounts of Kwagga and AfriOre, but the potential still existed for an additional drill hole to be commissioned and started. It would have required additional funds to be invested in order to complete a third drill hole, but nevertheless, a third hole could have been possible. In retrospect, the program did end up at a two hole only program. Since no drilling activity occurred in 2006, we believe that an impairment has occurred and accordingly we have written off the remaining funds held as no further drill holes will be commissioned.

On February 16, 2007, Lonmin Plc announced that it acquired all of the equity interest of AfriOre Limited following the completion of compulsory redemption proceedings in accordance with the laws of the British Virgin Islands. Lonmin Plc is a primary producer of Platinum Group Metals (PGMs) with its headquarters in London. Company management has contacted Lonmin Plc management in order to further progress in the FSC Project, and we are currently in negotiations with Lonmin to revise the New Agreement, which is still valid.

BATES-HUNTER MINE

Overview

On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado). On July 21, 2006, we executed a stock purchase agreement intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine (this was a prior producing gold mine when operations ceased during the 1930’s), Golden Gilpin Mill, a water treatment plant, mining properties, claims, permits and all ancillary equipment. The closing of the transaction contemplated by the Bates Asset Purchase Agreement is currently anticipated to occur sometime during the 2nd or 3rd quarter of 2007. At the formal closing, we shall deliver to the Sellers (i) the sum of $250,000 Canadian Dollars, (ii) a note payable to Sellers in the original principal amount of $6,500,000 Canadian Dollars, (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) 3,620,000 shares of our unregistered and restricted $.01 par value common stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) a warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election.

Kenneth Swaisland, an individual who previously assigned us certain rights relating to the Bates-Hunter property, has indicated to us his frustration with our delay in closing the purchase of the Bates-Hunter property as well as certain issues concerning the development of the property.  Mr. Swaisland has requested additional consideration from us and, absent such consideration, has threatened to pursue action against the Company to require the reassignment to him of our rights to the Bates-Hunter property as provided in the purchase agreement.  We have reviewed the terms of the underlying documents with Mr. Swaisland, and believe his potential claims against us are without merit, and that his rights under the purchase agreement are limited to the consideration that he is entitled in the event the purchase is completed.

The Bates-Hunter Mine is located about 35 miles west of Denver, Colorado and is located within the city limits of Central City while the mill lies about one mile to the north in Black Hawk. The Central City mining district lies on the east slope of the Front Range where elevations range from 8,000 in the east to 9,750 feet in the west. Local topography consists of gently rolling hills with local relief of as much as 1,000 feet.

The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter shaft is equipped with a two compartment 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist two ton skips from at least 1,000 feet deep. Permit M-1990-41 covers the Bates-Hunter Mine and the Golden Gilpin Mill and is in good standing. Colorado permitting regulations allow for transfer of ownership or relocating the mine or mill site within 90 to 120 days based on technical considerations only. A state-of-the-art water treatment plant has been constructed adjacent to the mine headframe. This is a significant asset given the mine site location and environmental concerns. Substantial water rights are attached to the mine and mill permits. There is ample water to meet both present and future project needs. The Water Discharge Permit #0043168 is in good standing until July 31, 2007. Transfer of permit ownership requires an amendment showing the new owner and takes about 30 days to process.

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

Lode gold was first discovered in Colorado in 1859 by John H. Gregory. The first veins discovered were the Gregory and the Bates. This discovery started a gold rush into the area with thousands of people trying to stake their claims. The Central City mining district is the most important mining district in the Front Range mineral belt. Since 1859, more than 4,000,000 ounces of gold have been mined from this district. Over 25% of this production has come from the area immediately surrounding the Bates-Hunter Project. Although the Bates vein was one of the richest and most productive in the early history of the area, it was never consolidated and mined to any great depth.

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

Our Exploration Plans

The Company has conducted a detailed and comprehensive exploration program on the Bates-Hunter property consisting of the following: de-watering the shaft (de-watering has reached approximately 350 feet below surface); underground and surface geologic mapping, sampling, and assaying; a detailed surface survey of claims and outcropping veins; computer modeling with state-of the art software (Autocad); surface drilling of deep holes to test selected targets below the 750 foot depth of previous mining. Once de-watering has exposed a suitable level, underground diamond drilling of targets in veins adjacent to the Bates Vein will be undertaken.

Two targets have been selected for surface drilling: (1) a prominent intersection between the Bates and Hartford veins, and (2) the down-plunge projection of the principal ore shoot in the Bates Vein. To date, our first surface hole has been drilled to a depth of 2,025 feet in an attempt to intersect the Bates-Hartford target. This hole experienced extreme deviation and did not reach the target; this target will now be re-drilled from a new drill site. A second hole is now in progress and is located to test the Bates down-plunge target. Wits Basin will continue its current minimum 8,000 foot drill program and expects to reach both of the principal targets in the Bates Vein at depths of approximately 1,000 feet below surface. Extreme 2006-2007 winter conditions in the Colorado mountains have significantly slowed drilling progress.

VIANEY MINE CONCESSION

On June 28, 2006, we entered into an option agreement with Journey Resources Corporation, a corporation duly organized pursuant to the laws of the Providence of British Columbia, and its wholly-owned subsidiary Minerales Jazz S.A. de C.V., a corporation duly organized pursuant to the laws of Mexico (collectively as “Journey”), whereby we may acquire up to an undivided 50 percent interest in certain mining claims comprising the Vianey Mine concession (“Vianey”) located in Guerrero State, Mexico.

As of December 31, 2006, we have acquired our first 25 percent interest in Vianey through the issuance of 500,000 shares of our common stock and $500,000, which is to be used for an exploration work program to be directed by Journey as identified in the NI 43-101 Technical Report Pertaining To: The Vianey Mine - Guerrero State, Mexico (dated of October 18, 2004 and revised March 10, 2005) prepared by Rodney A. Blakestad J.D., C.P.G., (the “Blakestad Report”).

In order to acquire an additional 25 percent interest in Vianey, we issued an additional 500,000 shares of our common stock on January 8, 2007, but must further provide an additional $500,000 on or before September 30, 2007, as directed by Journey, for further exploration work identified in the Blakestad Report.

-120
-115
-110
-105
-100
-95
-90
-85
30
25
20
15
GULF OF MEXICO
PACIFIC OCEAN
GUERRERO
500
1,000
kilometers
GUADALAJARA
GUANAJUATO
QUERETARO
PACHUCA
MORELIA
COLIMA
MEXICO CITY
TOLUCA
TLAXCALA
JALAPA
VERACRUZ
PUEBLA
CUERNAVACA
GUERRERO
CHILPANCINGO
VIANEY MINE
Acapulco
OAXACA
0
100
200
kilometers
NORTH

The Vianey Mine is located in the north-central part of the state of Guerrero, which lies in the southern part of Mexico, which is about 250 kilometers by road south of Mexico City and 160 kilometers north of Acapulco. The mine is situated within the Morelos National Mining Reserve on the southwestern flank of the southern Sierra Madre Occidental province that extends north-northwest to the border between Sonora and Arizona, and east-southeast to Oaxaca State. The region is characterized by moderately steep rolling hills with alternating valleys of gentle gradient. Elevations in the area range from 450 to 850m above sea level. A major drainage system, the Balsas River, flows generally east to west through the region, about 2.5 km south of the site. The concession constitutes 44 contiguous hectares, centered on UTM coordinates 431,330m E, 1,987,020m N (WGS 84, Zone 14), or -99.6485 degrees E, 17.9704 degrees N.

Road access is good via highway 95, then 15 kilometers by gravel road. The concession exists in the municipality of Cocula, 1.6 km southeast of the small town of Atzcala, where labor suitable for exploration and limited mining can be found. Supplies and equipment are available in the towns of Mezcala and Chilpancingo, the capital of Guerrero, located on the main highway approximately 8 and 48 km south of the property respectively. A major power line passes near the property and electrical power is available at the mine.

In Mexico, all minerals are held in trust for the people of Mexico by the national government. Surface rights can be held by the government, local communities (“ejidos”), or privately held by companies or individuals. Under the mining regulations, there are no provisions for patent to mineral lands in Mexico. The granting of permission for an individual, a cooperative, or a commercial company to acquire rights to explore for, and ultimately for extracting minerals from the ground, is governed by legislation administrated by the government of Mexico.

The Mexico mining code of 1990 was revised in June 1992, and its current enabling regulations were issued by the President of Mexico in 1999. The government, under the mining code, can grant to individuals and Mexican corporations mining concessions with the right to explore and extract mineral resources.

“Concessions” refer to mining lots, the perimeter and name of which is determined by the applicant, and which are granted on “free” land (“tierra libre”). An exploration concession is valid for a period of six years; an Exploitation concession for fifty years. Exploitation concessions can be renewed once for an additional fifty years, if requested before the end of the expiration of the original concession. The concession consists of 44 hectares held under Exploitation concession (Number 164151, Exp. No. 5929, issued March 5, 1979 and will expire, unless renewed, in 2029) pursuant to the laws of Mexico. Minerales Jazz SA de C.V., (the wholly-owned subsidiary of Journey) exercised a lease with option to purchase the property held between Minera LMX SA de C.V., and Minera Chilpancingo SA de C.V., and the owner of the concession. The property is owned 100 percent by Minerales Jazz SA de C.V., with no royalty, back-in rights, or other encumbrance.

The main obligations which arise from a mining concession, and which must be kept current to avoid its cancellation, are (i) the performance of assessment work, (ii) the payment of mining taxes (technically called “duties”), and (iii) compliance with environmental laws.

The Mining Law establishes that minimum amounts of funds for assessment work be spent in performing exploration work (in the case of exploration concessions) or exploration and/or exploitation work (in the case of exploitation concessions); in the latter case the sales of minerals from the mine may be substituted in lieu of the equivalent amount of minimum expenditures. A report must be filed in May of each year regarding the work done during the previous calendar year.

Mining duties must be paid in advance in January and July of each year, and they are based on the type of concession, on the surface area of the concession and the number of years that have elapsed since the date of issue. Environmental laws require the filing and approval of an environmental impact statement for all exploitation work, and for exploration work that does not fall within the threshold of a standard issued by the federal government for mining exploration.

Potential environmental impacts and social impacts to communities affected by future land disturbance and mining activities are reviewed by the environmental protection sector of the government. There are no known or observed environmental liabilities respecting the Vianey or the land adjacent to it.

Geology

The property is located in the Sierra del Sur Metallogenic Province in the Guerrero Gold and Massive Sulfide Belts. This province is characterized by Cretaceous sedimentary and volcanic rocks intruded by Lower Tertiary intermediate composition stocks. It hosts intrusive associated gold-copper-silver deposits. To the west, the massive sulfide belt hosts several silver-lead-zinc and copper deposits.

The Vianey is located in the Morelos-Guerrero Basin of Cretaceous age, mostly composed of a folded and faulted limestone sequence up to 2500 meters thick, intruded by granodiorite and monzonite plutons, which are responsible for development of silver-lead-zinc mineralization in veins, skarn and breccia bodies. Various types of deposits occur in this geological context, i.e. mesothermal lenses, veins and breccias (Vianey Mine), iron- and gold-bearing skarns, disseminated iron-gold-copper or hydrothermal veins and epithermal gold-mercury deposits.

The Vianey property is underlain by limestones, limestone breccias, calcareous and carbonaceous siltstones, and argillites intruded locally by felsic dikes and plugs with affiliated skarn. The local Stratigraphy consists of limestone underlain by limy siltstone of undetermined thickness, but known to exceed 2500 meters thick. These rocks are part of regionally extensive shallow marine sedimentary sequence that form an elliptical exposure of Cretaceous carbonate lithologies known as the Morelos-Guerrero Basin.

The Vianey Mine carbonate sequence is intruded by granodiorite and monzonite plutons, dikes, sills and irregular plugs. These intrusive masses are intimately associated with mineral deposits throughout the region. The carbonate Stratigraphy in the Vianey Mine region is broadly folded and domed. Major folds, with amplitudes of fifty- to hundreds of meters are common. Drag folds and distortions of the bedded rocks are common in the underground exposures at the property.

Various types of mineralization occur as a result of the interplay between Stratigraphy, structure, and proximity to intrusive centers in the district. The different types of deposits known to occur are as follows:

•	Lenses, veins, mantos or breccias containing silver and poly-metallic Pb-Zn-Cu (Vianey deposit)
•	Skarn zones and replacement concentrations or iron and gold (Nukay deposit)
•	Disseminated and hydrothermal vein type Fe-Au-Cu (La Subsida deposit)
•	Epithermal and hot springs deposits of mercury (Hg) and gold (Brasil and Laguna deposits)

Mineralization at the Vianey Mine includes veins, breccias, lens and mantos of silver - and poly-metallic (Pb-Zn) mineralization with local concentrations of gold and copper. The veins and breccia zones predominate in apparent importance. Most of the veins are localized along NW-SE trending structures and E-W structures; the lenses occur in fault zones and as sulfide concentrations with calcite, gypsum and quartz between some bedding planes.

Previous Exploration Efforts

The Vianey Mine has been operated intermittently on a small-scale basis since the 1400’s. More recently, the mine is said to have been in almost continuous production since about 1976 by Compania Minera de Chilpancingo S.A., and operated until 1996 on a small scale with short breaks, extracting 200 to 300 tonnes per month.

Underground workings put in by Compania Minera de Chilpancingo S.A., and its predecessors, amounts to seven levels, several winzes, two shafts and numerous stopes. The portal is approximately 540 meters above sea level, which penetrates into the mountain about 100 meters in an easterly direction.

Minera LMX SA de C.V., a former subsidiary of LMX Resources Ltd., took over the Vianey operations in 1996 and started various exploration and development works. The first phase of exploration was conducted in the mine by P.H. Consultants Ltd of Val d’Or, Quebec, in order to determine what resources were still contained in the old workings. A total of 252 meters of vertical fan drilling was completed from drill station one, 276 channel samples were taken, and 433 additional samples were obtained. All samples were analyzed for 38 minerals by a combination of fire assay, ICP, and aqua regia-AA methods by Bondar Clegg Laboratories.

A second phase of exploration completed in November 1996 accomplished 2,173 meters of underground core drilling from drill stations one through six. The second phase drilling further delineated the mineralized zones identified by the first program and resulted in the partial definition of a new breccia chimney called the Twilight Zone.

In May 1997, Minera LMX started a third phase to verify and expand previous findings and to mine accessible reserves for direct shipping. After stockpiling about 940 tonnes of material from underground development work, the company abruptly closed the operation and the third drilling program was interrupted shortly after it was initiated.

The property was sold to the Chief Geologist of Minera LMX, who later defaulted on a property payment and a legal battle ensued. After several years of inactivity, the legal matters were settled and Minerales Jazz SA de CV acquired 100 percent interest in the property, free of royalties and encumbrances, with a cash payment in 2004, but did not conduct any physical exploration of the property.

As reported in the Blakestad Report, there are many issues related to the resource/reserve calculations reported from these prior drilling phases which may not meet the requirements of National Instrument 43-101. The calculations, however, were performed by a qualified person (P. J. Hawley) with intimate experience with the property and its mineralization. At an absolute minimum, the results of exploration to date and the evaluations serve to form a strong basis for recommending aggressive exploration of the Vianey Mine.

Our Exploration Plans

Journey is the operator of the Vianey project. Journey’s consulting geologist and Qualified Person is Rodney Blakestad. Blakestad recommended a 2006 surface drill program to test the down-dip continuity of the principal veins; technical and drilling difficulties resulted in the fact that none of the 12 holes drilled reached sufficient depths to test the veins at deeper levels. The Company has recently requested that Journey proceed as soon as possible to (1) acquire significant additional claims surrounding the current property, (2) acquire available underground survey data, (3) acquire available additional underground geologic and assay data developed during previous programs, (4) enter all available underground data into a suitable computer software program, (5) complete underground industry-standard channel sampling to confirm data contained in Hawley’s resource and reserve calculation report. Following completion of this work, the Company looks forward to planning the next stage of exploration or development on the Vianey project.

HOLDSWORTH PROJECT

The Holdsworth Project is located near the village of Hawk Junction, Ontario, Canada. Our rights allow us to explore only through a limited surface depth, as the remaining below-surface rights belong to Hawk. We have expended no funds since the acquisition and no expenditures are required for the foreseeable future in order to maintain our rights. Since the book value of the Holdsworth Project had been reduced to zero as of December 31, 2005, and based on our estimated return on capital (against the estimated cash outlays to perform the required work) we deem this project not to be material to the Company’s project portfolio. If any significant event should occur relating to the Holdsworth Project after the date of this report, we will report it accordingly, otherwise this project will not be commented on in the future.

MACNUGGET CLAIMS

On June 29, 2006, we executed two memorandum agreements relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, Canada, between the Company, Hawk and MacDonald (the MacNugget Claims). On February 21, 2007, the Company executed a formal option and joint venture agreement, whereby both Hawk and the Company are 24.5 percent partners and MacDonald holds 51 percent. MacDonald, being the largest initial partner, will be the initial operator. The joint venture is to be managed by all three partners regarding exploration decisions. Other than the common stock issued to Hawk in June 2006, we have not incurred any other expenses related to this project, and due to the limited return on capital possibilities, do not anticipate providing any significant funding for the foreseeable future. Therefore, we deem this project to be immaterial to the Company’s project portfolio. If any significant event should occur relating to the MacNugget Claims after the date of this report, we will report it accordingly, otherwise this project will not be commented on in the future.

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

All of which leads to a speculative endeavor of very high risk. Even with the formation of new theories and new methods of analysis, unless the minerals are simply lying exposed on the surface of the ground, exploration will continue to be a “hit or miss” process.

PRODUCTS AND SERVICES

As of December 31, 2006, we hold interests in five exploration projects: the Bates-Hunter Mine in Colorado, the Vianey Mine Concession in Mexico, the FSC Project located in South Africa and the Holdsworth and MacNugget Projects located in Canada. We have determined that the Holdsworth Project and MacNugget Claims are not material to the Company’s project portfolio and will therefore no longer report on either until such time as an occurrence requires disclosure.

EXPLORATION AND DEVELOPMENT EXPENSES

If we acquire a project that has no revenues, exploration expenses will be charged to expense as incurred.

EMPLOYEES

As of December 31, 2006, we employ ten people - our chief executive officer, our president, our chief financial officer and seven mine related employees at the Bates-Hunter. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2006, our continuing operations included one reportable segment: that of minerals exploration.

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
900 IDS Center, 80 South 8th Street
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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS OR POTENTIAL ACQUISITIONS DURING 2007.

As of April 12, 2007, we had only approximately $2,200,000 of cash and cash equivalents on hand. Since we do not expect to generate any revenue from operations in 2007, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We also continue to seek additional opportunities relating to our mining operations, and our ability to seek out such opportunities, perform due diligence, and, if successful, acquire such properties or opportunities requires additional capital. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, we currently have only a limited number of available shares of common stock authorized for issuance, and will require shareholder approval to increase our authorized capitalization to raise such additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of April 12, 2007 we hold certain rights in five projects: the Bates-Hunter Mine in Colorado, the Vianey Concession in Mexico, the FSC Project located in South Africa and the Holdsworth Project and MacNugget Claims in Canada. Furthermore, we have determined that the Holdsworth Project and MacNugget Claims are not material to the Company’s project portfolio at this time. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through December 31, 2006, we have incurred an aggregate net loss of $27,509,595. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2006 and 2005, and we have an accumulated deficit as of December 31, 2006. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

FOREIGN CURRENCY VERSUS THE US DOLLAR.

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

At present, the financial implications and market-related risks brought about by the various pieces of the new legislation (including the Mineral and Petroleum Royalty Bill) cannot be assessed. It is not clear when the next draft of the Mineral and Petroleum Royalty Bill will be released. The Government has, however, indicated that no royalties will be payable until 2009. Material impacts on both the ownership structure and operational costs at the FSC Project are possible. Kwagga and AfriOre explored their options and monitored the implementation and interpretation of the Act and the progress of other ancillary regulations and legislation closely. We anticipate Lonmin PLC to continue in this manner, but there can be no assurance that it will.

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

CERTAIN OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS THAT WE MAY ENTER.

H. Vance White, who is the Chairman of our Board of Directors, is both an officer and director of Hawk Precious Minerals Inc., a junior exploration company and the parent company of Hawk USA, and a partner in Brooks & White Associates, an unincorporated Canadian partnership that provides management, financial and investor relations services to junior mineral resource exploration companies. Additionally, Norman D. Lowenthal has held certain interests in SSC Mandarin Financial Services based in Hong Kong, which has various interests in mining properties. As a result of their positions with other companies that may, from time to time, compete with us, Messrs. White and Lowenthal may have conflicts of interest to the extent the other companies with which they are affiliated acquire rights in exploration projects that may be suitable for us to acquire.

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga, Hunter Gold and Journey will have good and proper right, title and interest in and to the respective mining exploration rights they currently own, have optioned or intend to acquire and that they will explore and develop. Such rights may be subject to prior unregistered agreements or interests or undetected claims or interests, which could materially impair our ability to participate in the development of our projects. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Additional financing will be needed in order to fund beyond the current exploration programs underway or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2007.”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

The profitability of the exploration projects could be significantly affected by changes in the market price of gold and silver. Demand for minerals can be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the US Dollar and local investment currencies. Other factors include the level of interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is impossible to predict with accuracy.
Mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in gold prices may adversely affect the value of any discoveries made at the sites with which we are involved.

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

ITEM 2. PROPERTIES

Our corporate office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773, in which we occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, pursuant to a lease agreement that expires May 31, 2008, which requires monthly payments of $1,261. We believe that our current facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.” As of April 12, 2007 the last sale price of our common stock as reported by OTCBB was $0.96 per share. The following table sets forth for the periods indicated the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2005	$0.46	$0.20
Quarter Ended June 30, 2005	$0.29	$0.14
Quarter Ended September 30, 2005	$0.20	$0.10
Quarter Ended December 31, 2005	$0.27	$0.08

Quarter Ended March 31, 2006	$0.46	$0.20
Quarter Ended June 30, 2006	$0.29	$0.14
Quarter Ended September 30, 2006	$0.20	$0.10
Quarter Ended December 31, 2006	$0.27	$0.08

Quarter Ended March 31, 2007	$1.26	$0.26

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of April 12, 2007, there were approximately 240 record holders of our common stock, excluding shareholders holding securities in “street name.” Based on securities position listings, we believe that there are approximately 2,200 beneficial holders of our common stock, when including those in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

Other than the sales of unregistered securities that we reported in our quarterly reports on Form 10-QSB during fiscal 2006, we made no sales of unregistered securities during the fourth quarter of fiscal 2006.

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

As of December 31, 2006, we hold interests in mineral exploration projects in South Africa, Canada, Colorado and Mexico.

We hold a 35 percent equity interest in the company Kwagga Gold (Barbados) Limited (“Kwagga”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project.” The exploration efforts being conducted are adjacent to the historic Witwatersrand Basin. The last completed drill hole was accomplished during 2005 and no new drilling occurred during 2006. We acquired the FSC Project from Hawk Precious Minerals Inc., a corporation formed under the laws of the Providence of Ontario, Canada (“Hawk”) in June 2003. Hawk is an affiliate of ours and H. Vance White (the Chairman of our Board of Directors) is also an officer and director of Hawk. See the heading ‘Our Exploration Projects’ appearing elsewhere in this Annual Report for information about events that have occurred subsequent to December 31, 2006.

The other project that we acquired from Hawk was the “Holdsworth Project,” which is located near the village of Hawk Junction, Ontario, Canada. Our rights allow us to explore only through a limited surface depth, as the remaining below-surface rights belong to Hawk. We have expended no funds since the acquisition and no expenditures are required for the foreseeable future in order to maintain the rights we currently hold. Since the book value of the Holdsworth Project had been reduced to zero as of December 31, 2005, and based on our estimated return on capital (against the estimated cash outlays to perform the required work) we deem this project not to be material to the Company’s project portfolio.

On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine, a prior producing gold mine from the 1860’s until the 1930’s located in Central City, Colorado, the Golden Gilpin Mill located in Black Hawk, Colorado and the associated real and personal property assets. The closing of the transaction contemplated by the asset purchase agreement is currently anticipated to occur sometime during the 2nd or 3rd quarter of 2007. See the heading ‘Our Exploration Projects’ that follows for information about an extension subsequent to December 31, 2006.

On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a 25 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  We also own the exclusive right and option to acquire up to an additional 25 percent undivided beneficial interest in the project.

On June 29, 2006, we executed two agreements relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, Canada. The first agreement was pursuant to a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”), whereby we acquired a 50 percent interest in five mining claims (the “MacNugget Claims”) held by Hawk in consideration of the issuance of 40,000 shares of our common stock to Hawk. Under the terms of a second agreement, we and Hawk sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., (“MacDonald”), whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project. A formal joint venture agreement has been finalized and executed in February 2007. Other than the common stock issued to Hawk in June 2006, we have not incurred any other expenses related to this project. Due to the limited possibility of return on capital, we do not anticipate providing any significant funding for the foreseeable future and therefore, we deem this project immaterial to our project portfolio.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005.

Revenues

We had no revenues from continuing operations for the years December 31, 2006 and 2005. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $4,963,481 for 2006 as compared to $3,777,977 for 2005. After we completed the sale of our Hosted Solutions and Accounting Software Businesses, we became an exploratory stage company effective May 1, 2003, and all prior operating expenses associated with these two business models are included in discontinued operations. Of the $4,963,481 recorded for 2006, approximately $3,996,000 relates to public relations services, consulting fees and shareowner services. Of the $3,777,977 recorded for 2005, approximately $3,252,000 relates to public relations services, consulting fees and shareowner services. We anticipate that our operating expenses will increase over the next fiscal year due to our continued plans for exploration.

Exploration expenses relate to the issuance of stock and warrants for acquiring mining rights, and expenditures being reported on the work-in-process from the project operators. We anticipate the rate of spending for fiscal 2007 exploration expenses should increase.

Components of exploration expenses are as follows:

	Years Ended December 31,		May 1, 2003 (inception) to
		Reclassified(1)	December 31,
	2006	2005	2006
Expenditures related to Bates-Hunter	$1,235,965	$415,776	$1,722,120
Expenditures related to Vianey	508,286	—	508,286
Expenditures related to discontinued projects	—	—	219,823
Issuance of shares and warrant expense (2)	213,978	104,753	318,731
Issuance of shares to Hawk USA	—	—	4,841,290
	$1,958,229	$520,529	$7,610,250

(1) Subsequent to the filing of our Form 10-KSB for the year ended December 31, 2005, we determined that our investment in Kwagga Gold (Barbados) Limited (“Kwagga”) represented a passive equity position. Due to this being a passive investment in a non-controlled foreign corporation, the Company lacks significant influence to control the operational and financial decisions of Kwagga even though the Company has a 35% equity investment, the Company determined that the appropriate accounting for this investment in Kwagga was on the cost method of accounting. This investment was determined to not meet the guidance under the equity method of accounting according to Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We made reclassifications in the presentation of the exploration expenses section, which relates to all of the funds that have been invested in Kwagga for exploration of the FSC Project, having been removed from the exploration expenses category and reclassified as an impairment of the Kwagga investment.

(2) During fiscal 2006, we issued 650,000 shares of common stock related to our obtaining the rights to the Vianey project, valued at $192,000, 40,000 shares of common stock related to Hawk Precious Minerals Inc. to obtain the rights to the MacNugget Claims, valued at $12,800 and recorded $9,178 in warrant expense related to the grants of 150,000 warrants issued to two Bates-Hunter consultants. During fiscal 2005, we issued 275,000 shares of common stock for fees related to our obtaining the rights to purchase the Bates-Hunter, valued at $94,000 and recorded $10,753 in warrant expense related to the grants of 150,000 warrants issued to two Bates-Hunter consultants.

Depreciation and amortization for 2006 was $21,214 as compared to amortization of $110,703 for 2005. Of the $110,703 recorded in 2005, $5,053 is straight-line depreciation of fixed assets purchased for work at the Bates-Hunter and $105,650 is amortization of the participation mining rights related to the FSC and McFaulds Lake projects. As of December 31, 2005, all mining rights projects have been fully amortized and future projects will be charged to expense as incurred. We will recognize depreciation expense for 2007 on the fixed assets already purchased and possibly will be adding additional assets to the Company.

Subsequent to the filing of our Form 10-KSB for the year ended December 31, 2005, we determined that our investment in Kwagga Gold (Barbados) Limited (“Kwagga”) represented a passive equity position. Due to this being a passive investment in a non-controlled foreign corporation, the Company lacks significant influence to control the operational and financial decisions of Kwagga even though the Company has a 35% equity investment, the Company determined that the appropriate accounting for this investment in Kwagga was on the cost method of accounting. This investment was determined to not meet the guidance under the equity method of accounting according to Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We made reclassifications in the presentation of the operating expenses section, which relates to all of the cash funds that have been invested in Kwagga for exploration of the FSC Project, having been removed from the exploration expenses category and reclassified as an impairment of the Kwagga investment. Therefore, we recorded a loss on impairment of Kwagga of $120,803 for 2006 as compared to $613,857 for 2005. See Note 3 and 8 in the financial statements for additional detail on this investment.

Furthermore, we changed the wording relating to the “Loss (gain) on impairment of Brazmin” category to read as “Loss (gain) on sale of Brazmin” since the final funds we received were specifically in conjunction with the sale of the asset and not impairment. We acquired and sold the South American project, Brazmin, during fiscal 2004. In June 2005, we received an additional $75,000 cash payment from the buyer for a release of a royalty right we held in Brazmin. We recorded this cash payment as a component of the loss (gain) on sale of Brazmin, since it was a form of recovery of a prior subsidiary.

Other Income and Expenses

Our other income and expense consists of interest income and interest expense. Interest income for 2006 was $31,122 and there was no interest income for 2005. Interest expense for 2006 was $1,858,082 and for 2005 it was $782,623. The interest expense relates primarily to extensions and additional rights granted to the promissory note holders. Components of interest expense for 2006 were: $40,450 in principal loan interest and $1,817,632 representing the amortization of original issue discount relating to the issuance of common stock and warrants in connection with notes payable (as described below). Components of interest expense for 2005 were: $44,219 in principal loan interest and $738,404 representing the amortization of original issue discount and beneficial conversion feature (relating to the issuance of common stock and warrants in connection with the notes).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. For the years ended December 31, 2006 and 2005, we had net cash used in operating activities of $3,567,731 and $2,635,963, respectively.

We had a working capital deficit of $40,333 at December 31, 2006, compared to $210,834 at December 31, 2005. Cash and equivalents were $85,910 at December 31, 2006, representing a decrease of $31,906 from the cash and equivalents of $117,816 at December 31, 2005.

On June 1, 2004 we received gross proceeds of $650,000 in consideration for issuing an 18-month secured convertible promissory note to Pandora Select Partners LP (“Pandora”), a Virgin Islands limited partnership. The note was secured by substantially all of our assets and bore interest of 10 percent per annum. In lieu of cash, we could satisfy our repayment obligations by issuing shares of our common stock. On any payments we elected to pay in shares of common stock, the per-share value would be equal to 85 percent of the average of the high closing bid price of our common stock during the 20 trading days immediately preceding the payment date. From inception and through March 31, 2005, all payments were made in cash. From April through October 2005, all payments were paid by the issuance of common stock. The final November payment was a combination of cash and common stock. We paid $334,645 in principal payments during 2005 and issued an aggregate of 2,400,000 shares of our common stock. The note was repaid in full as of December 9, 2005.

As of September 30, 2004, we had invested $2,100,000 in Kwagga to fund a drillhole exploration program on the FSC Project that commenced in October 2003. Subsequent to the filing of our Form 10-KSB for the year ended December 31, 2005, we determined that our investment in Kwagga Gold (Barbados) Limited (“Kwagga”) represented a passive equity position. Due to this being a passive investment in a non-controlled foreign corporation, the Company lacks significant influence to control the operational and financial decisions of Kwagga even though the Company has a 35% equity investment, the Company determined that the appropriate accounting for this investment in Kwagga was on the cost method of accounting. This investment was determined to not meet the guidance under the equity method of accounting according to Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We made reclassifications in the presentation of the operating expenses section, which relates to all of the funds that have been invested in Kwagga for exploration of the FSC Project, having been removed from the exploration expenses category and reclassified as an impairment of the Kwagga investment. As of December 31, 2006, we have recorded a full impairment on the $2.1 million Kwagga investment.

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

On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado). On July 21, 2006, we executed a stock purchase agreement intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine, Golden Gilpin Mill and the associated real and personal property assets. The closing of the transaction contemplated by the Bates Asset Purchase Agreement is anticipated to occur sometime during the 2nd or 3rd quarter of 2007. If a formal closing occurs, we shall deliver to the Sellers (i) the sum of $250,000 Canadian Dollars, (ii) a note payable to Sellers in the original principal amount of $6,500,000 Canadian Dollars, (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) 3,620,000 shares of our unregistered and restricted $.01 par value common capital stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) a warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election.

In May 2005, we entered into warrant exercise agreements with two consultants, allowing them a reduced exercise price on previously issued and outstanding warrants, which both expired on March 31, 2006. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing was from $0.40 to $5.50 per share. Each warrant exercise agreement allowed for monthly exercises with an exercise price of $0.20 per share. With the expiration of the agreements on March 31, 2006, an aggregate of 695,450 warrants were exercised into common stock and we received net proceeds of $139,090.

As of April 1, 2006, we had promissory notes in the aggregate principal amount of $1,100,000 payable to three lenders. We entered into amendments to the arrangements with each of the note holders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we (i) issued an aggregate of 110,000 shares of our common stock to the note holders and (ii) entitled each note holder, at any time on or prior to August 31, 2006, to provide us (in cash or other immediately available funds) an amount equal to, but not greater than, the final principal and interest balance of their respective note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share. With the warrant exercises as described below, we paid the obligations under the three promissory notes in May 2006, which required an aggregate of $1,100,000 in cash principal payments. The notes had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock. In August 2006, we extended the August 31, 2006 option date to March 31, 2007 for two of the note holders upon their execution of standby joint venture financing agreements, which contemplates participation in joint venture or financing arrangements for the purposes of financing future mineral exploration projects. The standby agreements sets forth basic terms of any such future joint venture or financing arrangements, including terms relating to the payment of proceeds from any exploration project for which a joint venture or financing arrangement has been entered, but may be subject to written agreements relating to specific projects.

On April 28, 2006, we completed a round of financing through the exercise of issued and outstanding warrants (the “Exercise Offer”) to certain warrant holders who qualified as accredited investors. For each two warrants exercised by a warrant holder, the warrant holder received two shares of common stock and a new three-year warrant (Class C Redeemable Warrant) with an exercise price of $0.50 per share. Certain of the warrant holders were offered a limited time reduction of the exercise price (in which the warrants were originally price from $5.50 to $0.75 per share) of $0.25 per share.  We accepted subscription agreements to exercise 15,577,401 common stock purchase warrants and received approximately $3.84 million in cash (which includes $307,600 for which we accepted, in lieu of cash, a secured promissory note, which accrued interest of five percent per annum, was due December 29, 2006 and is secured by the stock issued). The secured promissory note was paid in February 2007 along with the $10,323 of interest receivable. No placement agents or broker/dealers were utilized.

On December 18, 2006, we entered into a formal joint venture agreement (pursuant to an earlier option agreement dated June 28, 2006) with Journey, whereby the partners interest in certain mining claims of the Vianey are defined. We have provided $500,000 for exploration work by the required December 31, 2006 due date and must further provide an additional $500,000 on or before September 30, 2007.

By December 31, 2006, we had received subscription exercise forms with a total value of $515,000 from 11 shareholders who held 2,060,000 stock purchase warrants, all with an exercise price of $0.25 per share, issued in connection with our private placement of 16,600,000 units of January 2005, all with an expiration date of December 31, 2006. All of these shareholders paid their respective subscription subsequent to December 31, 2006.

In December 2006, a consultant exercised a stock option held into shares of common stock. The 200,000 stock option was issued in October 2005 with an exercise price of $0.15 per share. The $30,000 cash exercise amount was paid in February 2007.

Under provisions of the Loan Agreement with Pacific Dawn Capital, Pacific Dawn Capital had the right to purchase shares of our common stock (based on a $0.20 per share purchase price) of the principal balance. Of the available right to purchase option of 2,000,000 shares available, Pacific Dawn purchased 1,000,000 shares of common stock in December 2006. Pacific Dawn provided $120,000 in December 2006 and $80,000 in January 2007.

During 2006, other investors exercised on an aggregate of 1,475,000 stock purchase warrants with an exercise price of $0.25 per share and received 1,475,000 shares of common stock. We received $368,750 in proceeds.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this Annual Report, we have estimated our cash needs over the next twelve months to be approximately $4,650,000 (to include $1,250,000 for the Bates-Hunter, $1,000,000 for Vianey and $1,400,000 for Kwagga). Additionally, should any projects or mergers be completed during 2007, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our chief executive and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in our periodic reports to the Securities and Exchange Commission.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of April 12, 2007:

Name	Age	Positions with the Company

H. Vance White	62	Chairman
Stephen D. King	50	Chief Executive Officer and Director
Dr. Clyde L. Smith	70	President
Mark D. Dacko	55	Chief Financial Officer, Secretary and Director
Norman D. Lowenthal	69	Director

H. Vance White was elected Chairman of the Board effective September 15, 2006 and has served as a director since June 26, 2003. Mr. White also served as our Chief Executive Officer from June 26, 2003 to September 15, 2006. Since January 2003, Mr. White has also served as President of Hawk Precious Minerals Inc., a Toronto based mineral exploration company. Since May 2005 to present, Mr. White serves on the board of directors of MacDonald Mines Exploration Ltd. Since April 2001, Mr. White has also been a partner in Brooks & White Associates, an unincorporated partnership providing management, financial and/or investor relations services to junior companies primarily in the natural resources sector. Since 1989 to present, Mr. White serves on the board of directors of Kalahari Resources Inc., a publicly-held Junior Canadian Resources company. Since November 1995 to present, Mr. White has served as the Alpine Ski Race Administrator for the Osler Bluff Ski Club, and since September 1979 to present, Mr. White has served as President and Director of Brewis & White Limited, a private family investment company. From January 1991 to July 1998 he was the Franchisee for Alarm Force Industries in the Collingwood, Grey-Bruce Regions of Central Ontario, a provider of residential and commercial monitored alarm systems monitoring. From August 1993 to March 1995, Mr. White was the President of Amarado Resources Inc., a predecessor company of AfriOre Limited and a Director from August 1993 to June 1997. From September 1983 to September 1995, Mr. White was President of Mid-North Engineering Services, a company providing services and financing to the junior mining sector prior to which he was President and Director of the Dickenson Group of Companies, gold producers in the Red Lake gold mining camp of North Western Ontario, Canada. Mr. White has been involved with the natural resource industry for over 30 years and intends to devote approximately 70-80 percent of his time to the affairs of our Company.

Stephen D. King was elected Chief Executive Officer effective September 15, 2006 and has served as a director since July 8, 2004. Mr. King also served as our President from May 15, 2006 to September 15, 2006. Since October 2000, Mr. King has served as President of SDK Investments, Inc., a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing. He has served as President, from January 1994 until July 2000 and Chairman until October 2000, of PopMail.com, inc., a publicly traded company with businesses in the hospitality and Internet sectors. Mr. King has no prior experience in the precious mineral exploration or mining industry.

Dr. Clyde L. Smith was elected President effective September 15, 2006. Since 1970, Dr. Smith has been sole owner and operator of CL Smith Consultants, an independent geological consulting firm. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. He is a registered Professional Engineer with the Association of Professional Engineers and Geoscientists of British Columbia. Dr. Smith has founded or co-founded five exploration companies and is responsible for the discovery of four deposits: the Jason lead-zinc-silver deposit, Yukon Territory, Canada; the Santa Fe gold deposit, Nevada; the North Lake gold deposit, Saskatchewan, Canada; and the Solidaridad gold-silver-copper deposit, Mexico.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, controller and persons performing similar functions. The Code of Ethics is available on its website at www.witsbasin.com. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2005 and 2006 were filed on a timely basis, except for the following:

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

Tom Brazil filed a Form 4 dated November 30, 2005 relating to transactions on November 17, 2005.

Tom Brazil filed a Form 4 dated January 4, 2006 relating to transactions on December 20, 2005.

Stephen D. King filed a Form 4/A on February 21, 2006 relating to a transaction on May 4, 2005.

Stephen D. King filed a Form 4 on February 21, 2006 relating to a transaction on October 27, 2005.

Norman D. Lowenthal filed a Form 4 on May 4, 2006 relating to a transaction on April 28, 2006.

Clyde L. Smith filed a Form 3 on September 21, 2006 relating to a transaction on September 15, 2006.

Clyde L. Smith filed a Form 4 on September 21, 2006 relating to a transaction on September 15, 2006.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Company does not have a formal audit committee. Our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2006. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2006 and 2005 were provided to each member of the board in which any concerns by the members were directed to our auditors: Carver Moquist & O’Connor, LLC.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers for the year ended December 31, 2006, whose compensation for that fiscal year was in excess of $100,000. No other executive officer of ours received compensation in excess of $100,000 during fiscal year 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)		All Other Compen- sation ($)	Total ($)

Stephen D. King (1) Chief Executive Officer, Former President and Director	2006	$37,500	$75,000	(2)	$196,746(3)	$309,246

Mark D. Dacko (4) Chief Financial Officer, Secretary and Director	2006	$120,000	$10,000		—	$130,000

H. Vance White(5) Former Chief Executive Officer	2006	—	—		—	—

(1)	Stephen D. King was elected Chief Executive Officer effective September 15, 2006 and served as our President from May 15, 2006 to September 15, 2006.

(2)	Relating to a one-time bonus paid to Mr. King for his efforts relating to our April 2006 warrant call.

(3)
Includes the following compensation: (i) $80,000 received pursuant to a consulting agreement dated January 27, 2005 with Mr. King for consulting services relating to strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, (ii) $37,183 in reimbursements to Mr. King for administrative assistance obtained by Mr. King for his Atlanta office; and (iii) $75,000 paid to Corporate Resource Management, Inc., an entity wholly owned by Deb King, the spouse of Stephen D. King, pursuant to a consulting agreement with Corporate Resource Management relating to its services to the Company to provide investment banking services relating to the purchase and sale of mining related assets.

(4)	Mr. Dacko was paid a one-time bonus as compensation for prior year cost of living raises never received.

(5)	Vance White served as our Chief Executive Officer until September 15, 2006. Mr. White did not receive compensation for his services in such capacity.

EXECUTIVE EMPLOYMENT AGREEMENTS

As of December 31, 2006, we have not entered into formal employment agreements with our executive officers, with the exception of our President, Dr. Clyde Smith. Pursuant to a letter agreement with Dr. Smith dated September 14, 2006 and amended September 21, 2006, Dr. Smith is entitled to receive an annual salary of $120,000. Additionally, Dr. Smith was granted (i) an option to purchase 1,500,000 shares of common stock (the “Standard Options”) and (ii) a ten-year option to purchase 500,000 shares of common stock (the “Incentive Based Stock Options”), each of which have an exercise price of $0.31 per share (the closing sale price of our common stock as reported on the OTCBB on the day of grant). The Standard Options vest in equal parts annually over five years, with the first 300,000 vesting on the date of grant, September 15, 2006. The Incentive Based Stock Options vest in equal parts annually over five years, with the first 100,000 vesting on September 15, 2007), subject to the Company’s satisfaction of certain criteria set by our Chief Executive Officer relating to our exploration projects. The agreement with Dr. Smith is at-will, and does not have any term of employment.

Until September 15, 2006, Mr. White served as our chief executive officer and did not collect any salary. Stephen D. King, our Chief Executive Officer since September 15, 2006 and our President from May 15, 2006 and September 15, 2006, is entitled to a monthly salary of $5,000. Mark D. Dacko, our Chief Financial Officer, is entitled to a monthly salary of $10,000. Neither of these individuals has a formal agreement with the Company.

The Company has not entered into any severance or change of control provisions with any of its executive officers.

OUTSTANDING EQUITY AWARDS TABLE

The following table sets forth information of outstanding option awards held by our chief executive officer and our other most highly compensated executive officers as of December 31, 2006.

	Number of		Option	Option
	exercisable		exercise	expiration
	options		price	date
Mr. King	250,000 (a	)	$0.40	07/08/14
	250,000 (b	)	$0.26	05/02/15
	200,000 (c	)	$0.15	10/20/15
Mr. Dacko	40,000 (d	)	$2.75	02/05/11
	350,000 (e	)	$0.56	07/09/13
	125,000 (f	)	$0.23	12/29/14
	250,000 (b	)	$0.26	05/02/15
	200,000 (c	)	$0.15	10/20/15
Mr. White	1,000,000 (g	)	$0.56	07/09/13
	250,000 (b	)	$0.26	05/02/15
	200,000(c	)	$0.15	10/20/15

(a)	These options vested in portions of 125,000, 62,500 and 62,500 on 7/8/04, 1/8/05 and 7/8/05, respectively.

(b)	These options vested in their entirety on 5/2/05.

(c)	These options vested in their entirety on 10/20/05.

(d)	These options vested 10,000, 15,000 and 15,000 on 5/5/01, 2/5/02 and 2/5/03, respectively.

(e)	These options vested 175,000, 87,500 and 87,500 on 7/9/03, 1/9/04 and 7/9/04, respectively.

(f)	Our Board of Directors granted Mr. Dacko a stock option for his voluntary deferment of his salary for a six-month period during 2004: 125,000 shares at $0.23 per share.

(g)	These options vested 500,000, 250,000 and 250,000 on 7/9/03, 1/9/04 and 7/9/04, respectively.

DIRECTOR COMPENSATION

Non-employee directors of our Company are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board. In 2006, no option awards were issued. In 2005, we issued options to purchase a total of 900,000 shares of our common stock to two directors as follows: on May 2, 2005, we granted an option to purchase 250,000 shares to Mr. Lowenthal and 250,000 shares to Mr. King; and on October 20, 2005 we granted an option to purchase 200,000 shares to Mr. Lowenthal and 200,000 shares to Mr. King. The grants to Messrs. Lowenthal and King were both pursuant to our 2003 Director Stock Option Plan.

On January 27, 2005, the Board authorized a consulting agreement with Stephen D. King. The agreement was for consulting services to provide strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, as well as other consulting services. Under this agreement, we paid Mr. King $207,000 in fiscal 2005 and $80,000 in fiscal 2006. This agreement was terminated by the parties upon Mr. King’s appointment as our President in May 2006.

Additionally, in fiscal year 2005, when Mr. King served as only as a director, we issued Mr. King warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $0.15 per share in consideration of personal guarantees securing our payment obligations relating to certain of our indebtedness.

Members of our board who are also employees of ours receive no compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of April 12, 2007, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

H. Vance White	4,932,500	(2)	4.7
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Stephen D. King	2,700,000	(3)	2.5
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Mark D. Dacko	965,000	(4)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Clyde L. Smith	300,000	(5)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402

Norman D. Lowenthal	1,000,000	(6)	*
Private Bag X60
Saxonwold, 2132 South Africa

All directors and officers as a group	9,897,500		9.0
(5 persons)

Andrew Green	9,550,000	(7)	9.0
5101 Creek Road
Cincinnati, OH 45242

Thomas Brazil	8,185,367	(8)	7.6
17 Bayns Hill Road
Boxford, MA 01921

Pacific Dawn Capital	7,133,976	(9)	6.6
2566 W. Woodland Drive
Anaheim, CA 92801

Hawk Precious Minerals Inc.	3,482,500	(10)	3.3
2500 - 120 Adelaide St. W.
Toronto, ON M5H 1T1

* represents less than 1 percent.

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)
Includes 1,450,000 shares issuable upon the exercise of options that are currently exercisable. Also includes 3,242,500 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., and 240,000 shares held by Hawk Precious Minerals Inc., of which Mr. White is a director and executive officer.

(3)
Includes 700,000 shares issuable upon the exercise of options that are currently exercisable and 2,000,000 shares issuable upon exercise of certain warrants. All options and warrants have been transferred into the name of Mr. King’s spouse.

(4)	Represents shares issuable upon the exercise of options that are currently exercisable.

(5)	Represents shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days.

(6)	Includes 700,000 shares issuable upon the exercise of options that are currently exercisable and 100,000 shares issuable upon exercise of certain warrants.

(7)
Includes 1,550,000 shares of common stock Mr. Green has the right to acquire (at $0.20 per share) on or prior to December 31, 2007, pursuant to the terms of a standby joint venture financing agreement.

(8)
Includes 3,387,500 shares issuable upon the exercise of certain warrants (held in the name of Boston Financial Partners, Inc., which is owned and controlled by Mr. Brazil). Also includes 91,500 shares owned by Mr. Brazil’s spouse. Mr. Brazil disclaims beneficial ownership of the shares held by his wife.

(9)
Includes (i) 2,666,667 shares issuable upon the exercise of certain warrants and (ii) 1,000,000 shares of common stock Pacific has the right to acquire (at $0.20 per share) on or prior to December 31, 2007, pursuant to the terms of a standby joint venture financing agreement.

(10)
Includes 3,242,500 shares held by Hawk Precious Minerals USA, Inc., a wholly owned subsidiary of Hawk Precious Minerals Inc., 200,000 shares held by Hawk Precious Minerals Inc., and 30,000 shares issuable upon exercise of certain warrants held by Hawk Precious Minerals Inc.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)
Equity compensation
plans approved by
security holders (1)	4,789,500	$0.47	2,234,000

Equity compensation
plans not approved by
security holders	1,722,500	$0.83	400,000

Total	6,512,000	$0.56	2,634,000

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

Hawk

On April 11, 2005, we entered into a management services agreement with Hawk Precious Minerals Inc., of which H. Vance White is an officer and director, whereby Hawk would provide certain management and administrative services to the Company. The term of the agreement was for one-year and required payment of $50,000. As of June 30, 2005, we had paid the entire yearly agreement amount to Hawk.

On May 15, 2006, we entered into a management services agreement with Hawk, whereby Hawk will provide certain management and administrative services to the Company. The term of the agreement was until December 31, 2006 and required a US $50,000 payment.

On June 29, 2006, we executed a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”). Under the terms of the Hawk Memorandum, we acquired a 50 percent interest in certain mining claims located in northern Ontario, held entirely by Hawk by issuing Hawk 40,000 shares of our common stock.

Andrew Green

In May 2005, we entered into a short-term loan arrangement with Andrew Green, a holder of in excess of five percent of our common stock, whereby we borrowed $250,000 from Mr. Green pursuant to a purchase agreement and unsecured promissory note. The note bore an initial interest rate of six percent per annum, which increased to 18 percent per annum on July 15, 2005 because we did not repay the note in full by July 15, 2005. As additional consideration for the note, we amended the terms of a warrant held by Mr. Green (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock to reduce the exercise price from $0.25 per share to $0.01 per share pursuant to a default provision in the note. Furthermore, since we had not repaid the note in full by July 15, 2005, we were required to issue 50,000 shares of our unregistered common stock for each month there remained an outstanding balance beginning August 15, 2005, up to a maximum issuance of 150,000 shares. We issued the maximum of 150,000 pursuant to this penalty provision.

On November 1, 2005, we entered into a new loan and security agreement with Mr. Green (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) was refinanced to allow us to draw up to an aggregate of $600,000. In consideration for refinancing the Existing Financing into the Green Note, we issued Mr. Green a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our common stock and (ii) a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. For each subsequent $100,000 monthly draw, we would be obligated to issue another five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note was secured by substantially all of our assets and bore an interest rate of 12 percent per annum. The Green Note required no payments until the maturity date of April 30, 2006.

In April 2006, we entered into an amendment to the Green Note, extending the maturity date for an additional 30 days. In consideration of this extension, we issued 60,000 shares of our common stock and we entitled Mr. Green the option, at any time on or prior to August 31, 2006, to purchase at a price of $0.20 per share, shares of our common stock in an amount equal to, but not greater than, the final principal and interest balance of the note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share.

In May 2006, we made a $600,000 Principal payment and paid the accrued interest of $44,091 by the issuance of 220,456 shares (valued at $0.20 per share) of our common stock.

On August 18, 2006, we executed a standby joint venture financing agreement (the “Agreement”) with Mr. Green. The Agreement contemplates Mr. Green’s future participation in joint venture or financing arrangements presented to Mr. Green by us for the purposes of financing mineral exploration projects (“Projects”). The Agreement sets forth basic terms of any such future joint venture or financing arrangements, including terms relating to the payment of proceeds from any Project for which a joint venture or financing arrangement has been entered, but may be subject to written agreements relating to specific Projects.

As consideration for Mr. Green’s agreement to review and consider Projects presented by us, Mr. Green’s right to purchase up to 3,000,000 shares of our common stock at a purchase price per share of $0.20, as provided pursuant to that certain Amendment to Secured Convertible Promissory Note of the Company dated April 1, 2006 in favor of Mr. Green, was extended from August 31, 2006 to March 31, 2007.

Corporate Resource Management, Inc.

The Company entered into a consulting agreement with Corporate Resource Management, Inc., a Minnesota corporation (“CRM”), effective May 15, 2006. CRM is an entity wholly owned by Deb King, the spouse of Stephen D. King, our Chief Executive Officer and a director. CRM will provide the Company with investment banking services relating to the purchase and sale of mining related assets. The terms of the agreement include the following: (i) a two-year initial term with the right to terminate with a 30-day written notice, subject to a $75,000 termination fee payable to CRM if terminated by the Company without cause, (ii) a fee of $10,000 per month, plus reimbursement of normal out-of-pocket expenses, and (iii) commissions of up to two percent of the value of the transaction upon successful closings of any asset transactions during the term of the agreement and for a period of one year following termination.

Stephen D. King

On January 27, 2005, the Board authorized a consulting agreement with Stephen D. King, at the time a director, and who currently serves as our Chief Executive Officer and as a director. The agreement was for consulting services to provide strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, as well as other consulting services. Under this agreement, we paid Mr. King $207,000 in fiscal 2005 and $80,000 in fiscal 2006. Upon acceptance of Mr. King’s employment as the Company’s President in March 2006, the agreement was terminated.

In fiscal year 2005, we issued to Mr. King warrants to purchase an aggregate of 2,000,000 shares of our common stock at an exercise price of $0.15 per share in consideration of his agreement to provide personal guarantees of our payment obligations under certain of our promissory notes.

Boston Financial Partners, Inc.

Effective June 1, 2006, we engaged Boston Financial Partners, Inc., a holder of in excess of 5% of our capital stock, on a fully diluted basis, as a non-exclusive consultant, to provide assistance to the Company in various matters pertaining to corporate growth, strategic planning, public relations and marketing services. As consideration for the services, we paid a one-time fee of $100,000 and issued (i) 625,000 shares of our common stock and (ii) a two-year warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price of $0.62 per share. Boston Financial Partners is controlled by Thomas Brazil.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Wits Basin Precious Minerals Inc., its senior management and its independent registered public accounting firm, the Board has determined that none of our directors are currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-KSB, or are incorporated herein by reference.

Exhibit**	Description of Document

3.1	Articles of Incorporation, as amended through July 10, 2003 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form SB-2 filed on February 14, 2005 (File No. 333-122338)).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 2004 (File No. 1-12401)).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-2 filed on November 26, 2003 (File No. 333-110831)).

4.2	Form of Warrant issued to Pandora Select Partners, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed June 4, 2004).

4.3	Form of Warrant issued to two affiliates of Pandora Select Partners, L.P. (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed June 4, 2004).

4.4	Form of Warrant issued to Hawk Precious Minerals Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed October 15, 2004).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed December 16, 2004).

4.6	Form of Common Stock Purchase Warrant dated November 1, 2005 (incorporated by reference to Exhibit 4.1 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

4.7	Form of Warrant issued to Boston Financial Partners, Inc., (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed July 13, 2006).

4.8	Form of Class C Redeemable Warrant (incorporated by reference to Exhibit 4.7 to the Registrant’s Form SB-2 filed on Form SB-2 filed on July 14, 2006 (File No. 333-135765)).

5.1
Opinion of Maslon Edelman Borman & Brand, LLP, dated January 6, 2005, regarding Registrant’s status under the Investment Company Act of 1940 (incorporated by reference to Exhibit 5.2 to the Registrant’s Form S-2 filed on January 10, 2005 (File No. 333-110831)).

10.1	Stock Option Agreement (incorporated by reference to Exhibit 6.1 to Registrant’s Form 1-A (File No. 24D-3802 SML)).

10.2	1997 Incentive Plan (incorporated by reference to Exhibit 10.23 to Registrant’s Form 10-K for the year ended December 31, 1996 (File No. 0-27968)).

10.3	1999 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 18, 2006).

10.4	2000 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Registrant’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.5	2001 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 18, 2006).

10.6	2003 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to Registrant’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.7
Join Venture and Joint Contribution Agreement dated June 26, 2003 by and among the Registrant, Hawk Precious Minerals Inc. and Hawks Precious Minerals USA, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003).

10.8	Member Control Agreement of Active Hawk Minerals, LLC dated June 26, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed July 1, 2003).

10.9	Purchase Agreement by and among the Registrant and Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 4, 2004).

Exhibit**	Description of Document

10.10	Secured Convertible Promissory Note by the Registrant to Pandora Select Partners L.P. dated May 28, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 4, 2004).

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

10.16
Amendment to Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Registrant, and Kwagga Gold (Barbados) Limited, dated August 30, 2004 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed September 1, 2004).

10.17
Proposal by and among the Registrant, Hunter Gold Mining Corporation, Hunter Gold Mining, Inc., and Ken Swaisland, dated September 16, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 16, 2004).

10.18	Form of Promissory Note by the Registrant to Hawk Precious Minerals Inc., dated October 13, 2004 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed October 15, 2004).

10.19	Form of Subscription Agreement and Investment Representation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 16, 2004).

10.20	Form of Supplement to Subscription Agreement and Investment Representation (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed December 16, 2004).

10.21
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

10.24
Amended Secured Convertible Promissory Note by the Registrant to Pacific Dawn Capital, LLC dated September 30, 2005 (incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

10.25
Loan and Security Agreement by the Registrant to Andrew Green dated November 1, 2005 (incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

10.26
Secured Convertible Promissory Note by the Registrant to Andrew Green dated November 1, 2005 (incorporated by reference to Exhibit 10.4 to Form 10-QSB for the quarter ended September 30, 2005 (File No. 1-12401)).

Exhibit**	Description of Document

10.27
Letter Agreement dated December 31, 2005 by and between the Registrant and Hunter Gold Mining Corporation regarding amending the option agreement for the purchase of the shares of Hunter Gold Mining Corporation (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed January 18, 2006).

10.28
Consulting Agreement by and among the Registrant and Corporate Resource Management, Inc., dated May 15, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended March 31, 2006 (File No. 1-12401)).

10.29
Management Services Agreement by and between the Registrant and Hawk Precious Minerals Inc., dated June 5, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 8, 2006).

10.30
Option Agreement by and between the Registrant, Journey Resources Corporation and Minerales Jazz S.A. de C.V., dated June 28, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed June 30, 2006).

10.31
NI 43-101 Technical Report Pertaining To: The Vianey Mine - Guerrero State, Mexico (dated of October 18, 2004 and revised March 10, 2005) prepared by Rodney A. Blakestad J.D., C.P.G. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed June 30, 2006).

10.32	Memorandum of Agreement between the Registrant and Hawk Precious Minerals Inc., dated June 29, 2006 (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed June 30, 2006).

10.33
Memorandum of Agreement between the Registrant, Hawk Precious Minerals Inc., and MacDonald Mines Exploration Ltd., dated June 29, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed June 30, 2006).

10.34	Consulting Agreement by and among the Registrant and Boston Financial Partners, Inc., dated June 1, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed July 13, 2006).

10.35
Warrant Agreement between the Registrant and American Stock Transfer & Trust Company, dated June 28, 2006 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form SB-2 filed on Form SB-2 filed on July 14, 2006 (File No. 333-135765)).

10.36
Standby Joint Venture Financing Agreement by and among the Registrant and Andrew Green dated August 18, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 23, 2006).

10.37	Employment Offer Letter by and among the Registrant and Dr. Clyde L. Smith dated September 14, 2006 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed September 18, 2006).

10.38
Employee Stock Option Vesting Correction Letter by and among the Registrant and Dr. Smith dated September 21, 2006 (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment to Form 8-K filed September 21, 2006).

10.39
Asset Purchase Agreement by and among the Registrant and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006, (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 25, 2006).

10.40
Form of Subscription Agreement and Investment Representation Offer Letter relating to the Registrant’s October 2003 Private Placement of Units of Common Stock and Warrants (incorporated by reference to Exhibit 10.36 to the Registrant’s Form SB-2 filed on October 13, 2006 (File No. 333-135765)).

10.41
Form of Supplement to the October 2003 Private Placement Subscription Agreement and Investment Representation Offer Letter (incorporated by reference to Exhibit 10.37 to the Registrant’s Form SB-2 filed on October 13, 2006 (File No. 333-135765)).

10.42
Form of Subscription Agreement and Investment Representation Offer Letter relating to the Registrant’s January 2005 Private Placement of Units of Common Stock and Warrants (incorporated by reference to Exhibit 10.38 to the Registrant’s Form SB-2 filed on October 13, 2006 (File No. 333-135765)).

10.43
Form of Supplement to the January 2005 Private Placement Subscription Agreement and Investment Representation Offer Letter (incorporated by reference to Exhibit 10.39 to the Registrant’s Form SB-2 filed on October 13, 2006 (File No. 333-135765)).

10.44
Form of Warrant Exercise Offer Letter dated March 13, 2006 to Warrantholders from the Registrant’s January 2005 Private Placement (incorporated by reference to Exhibit 10.40 to the Registrant’s Form SB-2 filed on October 13, 2006 (File No. 333-135765)).

Exhibit**	Description of Document

10.45
Warrant Exercise Offer Letter dated March 13, 2006 to Caribbean Consultants Holdings Associated, S.A., dated March 13, 2006 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form SB-2 filed on October 13, 2006 (File No. 333-135765)).

10.46
Form of Warrant Exercise Price Reduction Offer Letter dated April 3, 2006 to Warrantholders from the Registrant’s October 2003 Private Placement (incorporated by reference to Exhibit 10.42 to the Registrant’s Form SB-2 filed on October 13, 2006 (File No. 333-135765)).

10.47
Joint Venture Agreement dated December 18, 2006, by and among the Registrant, Journey Resources Corp., and Minerales Jazz S.A. De C.V. (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed December 19, 2006).

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

** Filed herewith electronically

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 8, 2007, our Board of Directors ratified the engagement of Carver Moquist & O’Connor, LLC (“CMO”) to audit our financial statements for the year ended December 31, 2006 and on January 23, 2006, our Board ratified the engagement of CMO to audit our financial statements for the year ended December 31, 2005.

AUDIT FEES:

The aggregate fees billed for professional services rendered by CMO for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB and 10-QSB for 2006 and 2005, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $77,912 for the year ended December 31, 2006 and $37,440 for the year ended December 31, 2005.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2006 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC. (“REGISTRANT”)

Dated: April 16, 2007	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Stephen D. King and Mark D. Dacko as his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant, in the capacities and dates indicated.

Name	Title	Date

/s/ H. Vance White H. Vance White	Chairman	April 16, 2007

/s/ Stephen D. King Stephen D. King	Chief Executive Officer and Director (principal executive officer)	April 16, 2007

/s/ Clyde L. Smith Clyde Smith	President	April 13, 2007

/s/ Mark D. Dacko Mark D. Dacko	Chief Financial Officer, Secretary and Director (principal financial and accounting officer)	April 16, 2007

/s/ Norman D. Lowenthal Norman D. Lowenthal	Director	April 13, 2007

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Wits Basin Precious Minerals Inc., and subsidiaries (an exploration stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for the years ended December 31, 2006 and 2005, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wits Basin Precious Minerals Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2006 and 2005 and had an accumulated deficit at December 31, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
April 13, 2007

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
Assets
Current assets:
Cash	$85,910	$117,816
Receivables	10,323	—
Investment	21,241	11,260
Prepaid expenses	53,815	163,396
Total current assets	171,289	292,472

Property and equipment, net	80,087	89,559
Investment in Kwagga Gold (Barbados) Limited	—	120,803
Debt issuance costs, net	—	4,662
Total Assets	$251,376	$507,496

Liabilities and Shareholders’ Equity
Current liabilities:
Notes payable, net of original issue discount	$—	$301,111
Accounts payable	68,622	136,223
Accrued expenses	143,000	65,972
Total current liabilities	211,622	503,306

Commitments and contingencies

Shareholders’ equity:
Common stock, $.01 par value, 150,000,000 shares
authorized: 94,747,739 and 65,674,329 shares issued and
outstanding at December 31, 2006 and 2005, respectively	947,477	656,743
Additional paid-in capital	42,954,263	34,487,774
Stock subscriptions receivable	(932,600)	—
Warrants	7,515,487	6,418,685
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage,
subsequent to April 30, 2003	(27,509,595)	(18,618,908)
Accumulated other comprehensive loss	(2,818)	(7,644)
Total shareholders’ equity	39,754	4,190
Total Liabilities and Shareholders’ Equity	$251,376	$507,496

The accompanying notes are an integral part of these consolidated financial statements.

Certain reclassifications have been applied for presentation purposes

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2006	2005	2006
Revenues	$—	$—	$—
Operating expenses:
General and administrative	4,963,481	3,777,977	11,880,413
Exploration expenses	1,958,229	520,529	7,610,250
Depreciation and amortization	21,214	110,703	460,264
Stock issued as penalty	—	—	2,152,128
Loss on impairment of Kwagga Gold	120,803	613,857	2,100,000
Loss (gain) on sale of Brazmin	—	(75,000)	667,578
Loss on disposal of assets	—	—	1,633
Total operating expenses	7,063,727	4,948,066	24,872,266
Loss from operations	(7,063,727)	(4,948,066)	(24,872,266)

Other income (expense):
Interest income	31,122	—	33,347
Interest expense	(1,858,082)	(782,623)	(2,935,750)
Total other expense	(1,826,960)	(782,623)	(2,902,403)
Loss from operations before income tax benefit and discontinued operations	(8,890,687)	(5,730,689)	(27,774,669)
Benefit from income taxes	—	—	243,920
Loss from continuing operations	(8,890,687)	(5,730,689)	(27,530,749)

Discontinued operations:
Gain from discontinued operations	—	—	21,154
Net loss	$(8,890,687)	$(5,730,689)	$(27,509,595)

Basic and diluted net loss per common share:
Continuing operations	$(0.11)	$(0.09)	$(0.54)
Discontinued operations	—	—	—
Net loss	$(0.11)	$(0.09)	$(0.54)

Basic and diluted weighted average
common shares outstanding	82,503,278	61,637,933	50,652,744

The accompanying notes are an integral part of these consolidated financial statements.
Certain reclassifications have been applied for presentation purposes

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			Additional	Stock
	Common stock		paid-in	subscription
	Shares	Amount	capital	receivable	Warrants
BALANCE, December 31, 2004	42,601,612	$426,016	$31,388,817	$—	$5,238,405

Issuance of common stock and warrants in January
2005 private placement at $0.10 per unit (net of
offering costs of $31,331)	16,600,000	166,000	1,015,159	—	447,510
Issuance of 275,000 shares of common stock in
January 2005 for purchase option rights of
Bates-Hunter Mine	275,000	2,750	91,250	—	—
Conversion of note payable principal and interest
into common stock from April thru November 2005	2,400,000	24,000	304,861	—	—
Additional compensation for re-pricing of
3,063,834 warrants granted to two consultants	—	—	—	—	209,817
Exercise of warrants with cash	794,150	7,941	204,147	—	(53,258)
Issuance of 1,353,567 shares of common stock,
200,000 options and 2,800,000 warrants to
consultants during 2005 for services	1,353,567	13,536	289,566	—	905,120
Exercise of warrants in lieu of interest
due on note payable	500,000	5,000	81,264	—	(81,264)
Issuance of 150,000 shares of common stock and
re-pricing of 500,000 warrants for late
payment penalty on note payable	150,000	1,500	18,500	—	55,284
Issuance of 1,000,000 shares of common stock and
9,500,000 warrants and recording a beneficial
conversion charge related to 2005 notes payable	1,000,000	10,000	214,011	—	477,270
Warrants that expired during 2005 without exercise	—	—	780,199	—	(780,199)
Contributed services by an executive	—	—	100,000	—	—
Comprehensive loss:
Net loss	—	—	—	—	—
Unrealized gain (loss) on investment	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
BALANCE, December 31, 2005	65,674,329	656,743	34,487,774	—	6,418,685

Exercise of warrants with cash	21,141,184	211,412	4,644,069	(822,600)	149,841
Issuance of 5,452,794 shares of common stock and
4,000,000 warrants to consultants during 2006
for services	5,452,794	54,528	1,677,160	—	1,015,712
Issuance of shares of common stock for maturity
date extensions and conversion of interest due;
issuance of 3,500,000 warrants and recording a
beneficial conversion charge all related to
2006 notes payable	439,432	4,394	1,178,222	—	252,014
Conversion of accounts payable into common stock
at $0.26 per share in March 2006	150,000	1,500	37,500	—	—
Issuance of common stock to obtain exploration
rights for Mexico and Canada	690,000	6,900	197,900	—	—
Exercise of Right-to-Purchase option provided under
the terms of 2006 notes payable	1,000,000	10,000	190,000	(80,000)	—
Exercise of stock options in December 2006	200,000	2,000	28,000	(30,000)	—
Stock option compensation expense	—	—	122,873	—	—
Warrants that expired during 2006 without exercise	—	—	320,765	—	(320,765)
Contributed services by an executive	—	—	70,000	—	—
Comprehensive loss:
Net loss	—	—	—	—	—
Unrealized gain (loss) on investment	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
BALANCE, December 31, 2006	94,747,739	$947,477	$42,954,263	$(932,600)	$7,515,487

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Accumulated deficit	Deficit accumulated (1)	Accumulated other comprehensive loss	Total
BALANCE, December 31, 2004	$(22,932,460)	$(12,888,219)	$—	$1,232,559

Issuance of common stock and warrants in January
2005 private placement at $0.10 per unit (net of
offering costs of $31,331)	—	—	—	1,628,669
Issuance of 275,000 shares of common stock in
January 2005 for purchase option rights of
Bates-Hunter Mine	—	—	—	94,000
Conversion of note payable principal and interest
into common stock from April thru November 2005	—	—	—	328,861
Additional compensation for re-pricing of
3,063,834 warrants granted to two consultants	—	—	—	209,817
Exercise of warrants with cash	—	—	—	158,830
Issuance of 1,353,567 shares of common stock,
200,000 options and 2,800,000 warrants to
consultants during 2005 for services	—	—	—	1,208,222
Exercise of warrants in lieu of interest
due on note payable	—	—	—	5,000
Issuance of 150,000 shares of common stock and
re-pricing of 500,000 warrants for late
payment penalty on note payable	—	—	—	75,284
Issuance of 1,000,000 shares of common stock and
9,500,000 warrants and recording a beneficial
conversion charge related to 2005 notes payable	—	—	—	701,281
Warrants that expired during 2005 without exercise	—	—	—	—
Contributed services by an executive	—	—	—	100,000
Comprehensive loss:
Net loss	—	(5,730,689)	—	—
Unrealized gain (loss) on investment	—	—	(7,644)	—
Total comprehensive loss	—	—	—	(5,738,333)
BALANCE, December 31, 2005	(22,932,460)	(18,618,908)	(7,644)	4,190

Exercise of warrants with cash	—	—	—	4,182,722
Issuance of 5,452,794 shares of common stock and
4,000,000 warrants to consultants during 2006
for services	—	—	—	2,747,400
Issuance of shares of common stock for maturity
date extensions and conversion of interest due;
issuance of 3,500,000 warrants and recording a
beneficial conversion charge all related to
2006 notes payable	—	—	—	1,434,630
Conversion of accounts payable into common stock
at $0.26 per share in March 2006	—	—	—	39,000
Issuance of common stock to obtain exploration
rights for Mexico and Canada	—	—	—	204,800
Exercise of Right-to-Purchase option provided under
the terms of 2006 notes payable	—	—	—	120,000
Exercise of stock options in December 2006	—	—	—	—
Stock option compensation expense	—	—	—	122,873
Warrants that expired during 2006 without exercise	—	—	—	—
Contributed services by an executive	—	—	—	70,000
Comprehensive loss:
Net loss	—	(8,890,687)	—	—
Unrealized gain (loss) on investment	—	—	4,826	—
Total comprehensive loss	—	—	—	(8,885,861)
BALANCE, December 31, 2006	$(22,932,460)	$(27,509,595)	$(2,818)	$39,754

(1)	Deficit accumulated during the exploration stage, subsequent to April 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2006	2005	2006
OPERATING ACTIVITIES:
Net loss	$(8,890,687)	$(5,730,689)	$(27,509,595)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	21,214	110,703	460,264
Loss on disposal of assets	—	—	1,633
Loss (gain) on sale of Brazmin	—	(75,000)	667,578
Gain from discontinued operations	—	—	(21,154)
Issue of common stock for exploration rights	204,800	94,000	5,140,090
Loss on impairment of Kwagga Gold	120,803	613,857	2,100,000
Amortization of debt issuance costs	4,662	83,058	138,858
Amortization of original issue discount	798,889	649,613	1,701,281
Amortization of prepaid consulting fees related to issuance of warrants and common stock	2,744,326	1,155,679	4,564,088
Compensation expense related to stock options	122,873	—	122,873
Issuance of common stock and warrants for services	419,524	280,500	1,169,522
Contributed services by an executive	70,000	100,000	274,500
Issuance of common stock as penalty related to October 2003 private placement	—	—	2,152,128
Interest expense related to issuance of common stock and warrants	1,084,630	88,790	1,173,420
Changes in operating assets and liabilities:
Accounts receivable, net	(10,323)	5,817	7,694
Prepaid expenses	(306,869)	135,740	(126,763)
Accounts payable	(28,601)	(55,408)	(1,659)
Accrued expenses	77,028	(92,623)	(77,587)
Net cash used in operating activities	(3,567,731)	(2,635,963)	(8,062,829)

INVESTING ACTIVITIES:
Purchases of property and equipment	(11,742)	(94,612)	(106,354)
Proceeds from sale of Brazmin	—	100,000	125,000
Purchases of investments	(5,155)	—	(2,244,276)
Net cash provided by (used in) investing activities	(16,897)	5,388	(2,225,630)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(1,100,000)	(169,145)	(1,434,645)
Private placement advances held in escrow	—	(734,950)	—
Cash proceeds from issuance of common stock, net
of offering costs	120,000	1,628,669	4,845,272
Cash proceeds from exercise of stock options	—	—	169,900
Cash proceeds from exercise of warrants	4,182,722	158,830	4,485,660
Cash proceeds from short-term debt	350,000	750,000	1,100,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	—	(7,361)	(138,858)
Net cash provided by financing activities	3,552,722	1,626,043	9,677,329

INCREASE (DECREASE) IN CASH EQUIVALENTS	(31,906)	(1,004,532)	(611,130)
CASH AND EQUIVALENTS, beginning of period	117,816	1,122,348	697,040
CASH AND EQUIVALENTS, end of period	$85,910	$117,816	$85,910

The accompanying notes are an integral part of these consolidated financial statements.
Certain reclassifications have been applied for presentation purposes

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 and 2005

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of December 31, 2006, we hold interests in mineral exploration projects in South Africa (FSC), Canada (Holdsworth and MacNugget), Colorado (Bates-Hunter) and Mexico (Vianey). The following is a summary of our projects:

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project.” The exploration efforts being conducted are adjacent to the historic Witwatersrand Basin. The last completed drill hole on this property occurred in 2005. We acquired the FSC Project from Hawk Precious Minerals Inc., a corporation formed under the laws of the Providence of Ontario, Canada (“Hawk”) in June 2003. Hawk is an affiliate of ours and H. Vance White (the Chairman of our Board of Directors) is also an officer and director of Hawk. See Note 18 - Subsequent Events for an update regarding the FSC Project.

•
The other project that we acquired from Hawk was the “Holdsworth Project,” which is located near the village of Hawk Junction, Ontario, Canada. Our rights allow us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We have not expended any funds since the acquisition and none are required for the foreseeable future to maintain our existing rights. Since the book value of the Holdsworth Project had been reduced to zero as of December 31, 2005, and based on our estimated return on capital (against the estimated cash outlays to perform the required work) we deem this project immaterial to our project portfolio.

•
On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine, a prior producing gold mine from the 1860’s until the 1930’s located in Central City, Colorado, the Golden Gilpin Mill located in Black Hawk, Colorado and the associated real and personal property assets. The closing of the transaction contemplated by the asset purchase agreement is currently anticipated to occur in the 2nd quarter of 2007. (See Note 18 - Subsequent Events for an update regarding the extension to the asset purchase agreement). The Bates-Hunter Mine was a prior producing gold mine from the 1860’s until the 1930’s. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program.

•
On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a twenty five percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  We also own the exclusive right and option to acquire up to an additional twenty five percent undivided beneficial interest in the project.

•
On June 29, 2006, we executed two agreements relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in northern Ontario, Canada. The first agreement was pursuant to a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”) whereby we acquired a 50 percent interest in five mining claims (the “MacNugget Claims”) held by Hawk in consideration of the issuance of 40,000 shares of our common stock to Hawk. Under the terms of a second agreement, we and Hawk sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., (“MacDonald”), whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project. A formal joint venture agreement has been finalized and executed in February 2007 (see Note 18 - Subsequent Events for an update regarding the formal joint venture agreement). Other than the common stock issued to Hawk in June 2006, we have not incurred any other expenses related to this project. Due to the limited possibility of return on capital, we do not anticipate providing any significant funding for the foreseeable future and therefore, we deem this project immaterial to our project portfolio.

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

As of December 31, 2006, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2006, we incurred losses from continuing operations of $8,890,687. At December 31, 2006, we had an accumulated deficit of $50,442,055 and working capital deficit of $40,333. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc., and our wholly owned subsidiaries: (i) Gregory Gold Producers, Inc; (ii) Active Hawk Minerals, LLC; (iii) Red Wing Business Systems, Inc; and (iv) Champion Business Systems, Inc. After the sale of our Accounting Software Business in 2003, Red Wing Business Systems, Inc., and Champion Business Systems, Inc., became inactive subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition and Deferred Revenue

We currently do not have the ability to generate revenues from our investments in any of our projects. Furthermore, we do not expect to generate revenues for the foreseeable future.

Exploration Expenses

Any exploration expenses incurred relating to our projects will be charged as incurred.

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

Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their fair values unless a fair value is not reasonably estimable. Prior to the Company’s adoption of SFAS No. 123(R), the Company followed the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value of the Company’s stock options issued prior to the adoption of SFAS No. 123(R) was estimated using a Black-Scholes pricing model, which assumes no expected dividends and estimates the option expected life, volatility and risk-free interest rate at the time of grant.  Prior to the adoption of SFAS No. 123(R), the Company used historical and implied market volatility as a basis for calculating expected volatility.

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company's condensed consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). As required by SFAS 123(R), the following pro forma table illustrates the effect on net loss as if the fair-value-based approach of SFAS No. 123 (R) had been applied during the year ended December 31, 2005.

	December 31,	May 1, 2003 (inception) to December 31,
	2005	2005
Net loss as reported:	$(5,730,689)	$(18,618,908)
Stock-based employee compensation
expense included in net loss, net
of related tax effects	—	88,764
Stock based employee
compensation expense
determined under the fair
value based method (1)	$(428,679)	$(5,125,023)
Pro forma net loss	$(6,159,368)	$(23,655,167)
Loss per share (basic and diluted)
As reported	$(0.09)	$(0.48)
Pro forma	$(0.10)	$(0.61)

(1) Reported net of related tax effect.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations. During the year ended December 31, 2006, we granted our President, Dr. Clyde Smith an option to purchase 1,500,000 shares of our common stock (the “Standard Options”) and an option to purchase 500,000 shares of our common stock (the “Incentive Based Stock Options”), each at $0.31 per share (which was equal to the closing sale price of our common stock as reported on the OTCBB on the day of grant). The Standard Options vest as follows: 300,000 vested immediately and 300,000 vest each anniversary thereafter (September 15, 2007, 2008, 2009 and 2010). The Incentive Based Stock Options vest at 100,000 shares on each anniversary of the grant (September 15, 2007, 2008, 2009, 2010 and 2011) assuming certain performance targets have been met. The Company recorded $122,873 of related compensation expense for the year ended December 31, 2006, relating to the 2,000,000 share option grants. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense had no impact on the loss per share for the year ended December 31, 2006. As of December 31, 2006, $491,499 of total unrecognized compensation expense (related to non-vested portion of the 2,000,000 share option grants in 2006) is expected to be recognized over a period of approximately five years.

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

In determining the compensation cost of the options granted during fiscal 2006 and 2005, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2006	2005
Weighted average fair value of options granted	$0.31	$.021
Risk-free interest rate	4.5% - 5.0%	4.5% - 7.0%
Expected volatility factor	164% - 172%	176% - 190%
Expected dividend	—	—
Expected option term	10 years	10 years

Off Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

As of December 31, 2006, we have (i) 6,512,000 shares of common stock issuable upon the exercise of stock options with a weighted average exercise price of $0.56 per share issued under our stock option plans, (ii) 29,578,833 shares of common stock issuable upon the exercise of warrants with a weighted average exercise price of $0.56 per share, (iii) 3,620,000 shares issuable upon the closing of the transaction contemplated by the purchase agreement pertaining to the assets of the Bates-Hunter Mine, (iv) reserved an aggregate of 4,000,000 shares of common stock pursuant to amendments of secured promissory notes and subsequent extensions of certain purchase rights, with a per share price of $0.20 per share and (v) 1,000,000 shares of common stock reserved for the exercise of a warrant to be issued should we complete the purchase of the Bates-Hunter Mine. These 44,710,833 shares were excluded from the basic and diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, which provides comprehensive guidance on the recognition and measurement of tax positions in previously filed tax returns or positions expected to be taken in future tax returns. The benefit from an uncertain tax position must meet a “more-likely-than-not” recognition threshold and is measured at the largest amount of benefit greater than 50% determined by cumulative probability of being realized upon ultimate settlement with the taxing authority. The interpretation also provides guidance on derecognition, classification, interest and penalties, as well as disclosure in financial statements of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. Effective for January 1, 2007, we will be required to adjust the opening balance of retained earnings (or other components of shareholders’ investment in the statement of financial position) for the cumulative effect of the difference in the net amount of assets and liabilities for all open tax positions at the effective date. We do not expect the effect of adoption of FIN 48 to have a material effect on the Company’s results of operations, cash flows or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the fiscal first quarter of 2008 and we will adopt the statement at that time. We believe that the adoption of SFAS No. 157 will not have a material effect on the Company’s results of operations, cash flows or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108, which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. The bulletin was effective at fiscal year end 2006. The implementation of this bulletin had no impact on the Company’s results of operations, cash flows or financial position.

NOTE 3 - RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Balance Sheet Reclassification for the Year Ended December 31, 2005

Subsequent to the filing of our Form 10-KSB including the consolidated financial statements for the year ended December 31, 2005, we determined that our investment in Kwagga Gold (Barbados) Limited (“Kwagga”) represented a passive equity position. We have made a name change within the Assets section of the balance sheet (that was not previously reflected in the consolidated financial statements as of December 31, 2005) to signify that the remaining balance of our investment in Kwagga is no longer associated with the Participation Mining Rights category, which includes prepaid mining expenses for related properties. All of the cash funds that have been invested in Kwagga for exploration of the FSC Project, have been removed from the Participation Mining Rights category and reclassified as an investment in the Kwagga. Therefore, the description of the asset now reads “Investment in Kwagga (Barbados) Limited” for both periods reported in these consolidated financial statements, since the remaining balance of $120,803 previously reported in the December 31, 2005 consolidated financial statements was the ending balance of the value in the Kwagga investment only. And as such, since there was no remaining balance after the reclassification of the “Participation Mining Rights” category for the Kwagga investment, the description no longer existed at December 31, 2005. These reclassifications had no change to total assets as of December 31, 2005.

Statement of Operations Reclassified for the Year Ended December 31, 2005

As our interest in Kwagga is a passive investment in a non-controlled foreign corporation, the Company lacks significant influence to control the operational and financial decisions of Kwagga despite the Company’s 35% equity investment, and has thus determined that the appropriate accounting for the investment in Kwagga was the cost method of accounting. This investment was determined not to meet the guidance under the equity method of accounting according to Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We made reclassifications in the presentation of the “Operating expenses” section only, which relates to all of the funds that have been invested in Kwagga for exploration of the FSC Project, having been removed from the exploration expenses category and reclassified as an impairment of the Kwagga investment.

Furthermore, we changed the wording relating to the “Loss (gain) on impairment of Brazmin” category to read as “Loss (gain) on sale of Brazmin” since the final funds we received were specifically in conjunction with the sale of the asset and not an impairment.

These reclassifications required no change to the loss from operations amounts for any periods reported and had no impact on the loss per common share for any periods reported.

Statement of Cash Flows Reclassified for the Year Ended December 31, 2005

We made reclassifications in the presentation of the cash flow statements within the “Operating Activities” and the “Investing Activities” sections, which relate to: (i) the recording of proceeds received on the sale of Brazmin, and not the impairment of Brazmin; (ii) the reclass of the investment made in Kwagga; (iii) the reclass of participation mining rights due to the reclass of Kwagga and (iv) the reclass of discontinued operations.

We changed the wording relating to the “Loss (gain) on impairment of Brazmin” category to read as “Loss (gain) on sale of Brazmin” since the final funds we received were specifically in conjunction with the sale of the asset and not an impairment. We further reclassed funds between the “Operating Activities” and “Investing Activities” sections only to reflect selling verses impairment activity.

We made reclassifications in the presentation of the “Operating Activities” section only, which relates to all of the funds that have been invested in Kwagga for exploration of the FSC Project, being removed from the amortization of participation mining rights category and reclassified as a loss on impairment of Kwagga.

We made reclassifications in the presentation of the “Change in Cash and Cash Equivalents of Discontinued Operations” to comply with SFAS 95, which affects only the inception period column. This reclass eliminated the prior reported “Discontinued Operations” line item of ($77,293) and the reclassed components where moved into the “Operating Activities” section as (i) a new line item of: “Gain from discontinued operations” with its associated non-cash expense of $21,154 and (ii) the balance being netted together with Changes in operating assets and liabilities: “Accounts Payable.”

The following tables present a summary of the effects of these reclassifications on the Company’s Consolidated Financial Statements for the year ended December 31, 2005.

December 31, 2005	Consolidated Balance Sheet
	Previously		As
	Reported	Adjustment	Reclassed
Participation mining rights, net	$120,803	$(120,803)	$—
Investment in Kwagga Gold (Barbados) Limited	—	$120,803	120,803

Year Ended December 31, 2005	Consolidated Statements of Operations
	Previously		As
Operating expenses:	Reported	Adjustment	Reclassed
Exploration expenses	$1,134,386	$(613,857)	$520,529
Loss on impairment of Kwagga Gold	—	613,857	613,857

Year Ended December 31, 2005	Consolidated Statements of Cash Flows
	Previously		As
Operating Activities:	Reported	Adjustment	Reclassed
Loss (gain) on sale of Brazmin (1)	$—	$(75,000)	$(75,000)
Amortization of participation mining rights	613,857	(613,857)	—
Loss on impairment of Kwagga	—	613,857	613,857
Accounts receivable, net	30,817	(25,000)	5,817
Net cash used in operating activities	(2,535,963)	(100,000)	(2,635,963)

Investing Activities:
Proceeds from sale of Brazmin	$—	$100,000	$100,000
Net cash provided by (used in) investing activities	(94,612)	100,000	5,388

(1) Originally labeled: Loss on impairment of Brazmin

NOTE 4 - RECEIVABLES

Pursuant to a stock subscription agreement for which we accepted, in lieu of cash, a secured promissory note in payment of the subscription price, we hold a secured promissory note of the subscriber dated April 28, 2006, the satisfaction of which is secured by the stock issued to the subscriber. The note accrues interest at a rate of five percent per annum and the accrued and unpaid interest on December 31, 2006 was $10,323. We collected this receivable in February 2007.

NOTE 5 - INVESTMENT

We hold 225,000 shares of MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company (TSX-V:BMK), that we received under joint venture agreements with MacDonald. We received 175,000 of the shares in 2004 with respect to a northern Canadian project and received an additional 50,000 shares in 2006 with respect to the MacNugget Claims.

NOTE 6 - PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees include cash and calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have internal infrastructure to perform. The amortization periods coincide with terms of the agreements. The other prepaid expenses contain amounts we have prepaid for general and administrative purposes and are being expensed as utilized.

During 2005, and as a component of prepaid expenses, we entered into various consulting agreements and issued the following to six unaffiliated third party consultants: (i) an aggregate of 50,000 shares of un-registered common stock (valued at $7,000 based on the closing sale prices of our common stock on the dates of issuance), (ii) two-year warrants to purchase an aggregate of 2,300,000 shares of common stock at exercise prices from $0.225 to $0.75 per share (with an aggregate value of $772,326 using the Black-Scholes pricing model) with certain of the warrants issued below market price on date of such grant and (iii) options to purchase 200,000 shars of common stock under our 2001 Employee Stock Option Plan, with an exercise price of $0.15 (at such time the closing sale price of our common stock was $0.13) as compensation to a former board member for advisory services relating to investment capital markets outside of the US. The options were valued at $20,401 using the Black-Scholes pricing model and were completely amortized by December 31, 2006.

In April 2005, we entered into a consulting agreement for website marketing and monitoring programs with Relevant Marketing, Inc., and as compensation issued (i) 300,000 shares of our common stock (valued at $73,200 based on an average five day closing sale price of our common stock) and (ii) 300,000 two-year warrants exercisable at $0.50 per share (valued at $54,794 using the Black-Scholes pricing model).

In May 2005, we entered into warrant exercise agreements with two consultants, providing for a reduced exercise price, for a period of one-year, on previously issued and outstanding warrants to purchase an aggregate of 3,063,834 warrants with a range of original exercise prices from $0.40 to $5.50 per share. Under each of the warrant exercise agreements, a predetermined number of warrants can be exercised per month at an exercise price of $0.20 per share. An additional expense ($209,817) resulted from the modification of these warrants, which was calculated using the Black-Scholes pricing model and was completely amortized by December 31, 2006.

During 2006, and as a component of prepaid expenses, we entered into various consulting agreements and issued the following to nine unaffiliated third party consultants: (i) an aggregate of 3,700,000 shares of un-registered common stock (with an aggregate value of $1,196,000 based on closing sale prices of our common stock), (ii) warrants to purchase an aggregate of 2,550,000 shares of common stock at exercise prices from $0.25 to $1.00 per share (with an aggregate value of $614,575 using the Black-Scholes pricing model) with certain of the warrants issued below market price on date of grant and (iii) $150,000 in cash to one of the consultants. All of these are being amortized over monthly periods to coincide with the consulting agreements.

In June 2006, we entered into two agreements with related parties. The first is a management agreement with Hawk Precious Minerals Inc., (“Hawk”), whereby Hawk will provide certain management and administrative services to the Company in consideration of US$50,000. This agreement expired on December 31, 2006. H. Vance White, our Chairman of the Board, is also an officer and director of Hawk. The second agreement is a consulting agreement with Boston Financial Partners Inc. (a greater that five percent shareholder) as a non-exclusive consultant, pursuant to which Boston Financial shall provide assistance in various matters pertaining to corporate growth, strategic planning, public relations and marketing services in consideration of $100,000 in cash, 625,000 shares of our common stock (valued at $212,500 based on closing sale price of our common stock) and a two-year warrant to purchase up to an aggregate of 1,000,000 shares of our common stock (valued at 304,802 using the Black-Scholes pricing model), at an exercise price of $0.62 per share.

Included in the other prepaid expenses are two bonds (held in the form of certificate of deposit, CD, $10,000 each) required by the State of Colorado for exploration activities. The CD’s accrue nominal interest and will not be expensed unless an event requires us to release them to the State.

Components of prepaid expenses are as follows:

	December 31,
	2006	2005
Prepaid consulting fees	$25,827	$142,276
Other prepaid expenses	27,988	21,120
	$53,815	$163,396

NOTE 7 - PROPERTY AND EQUIPMENT

Related to our on-going exploration efforts at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years. Components of our depreciable assets are as follows:

	December 31,
	2006	2005
Equipment purchases	$106,353	$94,612
Less accumulated depreciation	(26,266)	(5,053)
	$80,087	$89,559

NOTE 8 - KWAGGA GOLD (BARBADOS) LIMITED

On June 4, 2003, Hawk, AfriOre International (Barbados) Limited, a corporation formed under the laws of Barbados (“AfriOre”), and AfriOre’s wholly owned subsidiary, Kwagga Gold (Proprietary) Limited, a corporation formed under the laws of the Republic of South Africa (“Kwagga”), entered into a Heads of Agreement, whereby Hawk could earn an interest and rights in certain lands (held in Kwagga) located in the region of the main Witwatersrand Basin in the Republic of South Africa, referred to as the “FSC Project,” and the right to fund and participate in all operations conducted on the FSC Project for the purposes of exploring for and, if warranted, exploiting base and/or precious minerals discovered therein. The Heads of Agreement required a total investment of $3,500,000 from Hawk to acquire a 50 percent equity ownership of Kwagga Pty. Upon Hawk’s investment of $2,100,000 into Kwagga, such amount to be used toward exploration, it would acquire such number of Kwagga shares that represent 35 percent of Kwagga’s issued and outstanding shares of capital stock. Upon Hawk’s additional investment of $1,400,000, it would acquire such number of Kwagga shares that represent an additional 15 percent of Kwagga’s outstanding equity.

On June 26, 2003, the Company acquired Hawk’s interest and rights to the Heads of Agreement. In October 2003, the initial exploration efforts began at the FSC Project. On August 27, 2004, the Company entered into a new shareholders agreement, as amended on August 30, 2004, with AfriOre and its wholly owned subsidiary Kwagga Gold (Barbados) Limited) (collectively, the “New Agreement”). The New Agreement supersedes the Heads of Agreement, and provides the Company with additional rights relating to its participation in the FSC Project. Kwagga (Barbados) is the parent and holding company of Kwagga (Proprietary). In all further discussions, we will refer to the parent company of Kwagga (Barbados) and its wholly owned subsidiary Kwagga (Proprietary) collectively as “Kwagga.”

Effective with the execution of the New Agreement, Kwagga Barbados was required to issue us shares representing approximately 33.6 percent of its outstanding equity in consideration for our investment of $2.025 million. In September 2004, we invested an additional $75,000 (for an aggregate of the required initial $2.1 million commitment) in order to receive the additional number of shares to bring our aggregate ownership to 35 percent. With this 35 percent ownership, we would be deemed to be a minority shareholder of Kwagga Barbados.

Due to this being a passive investment in a non-controlled foreign corporation, the Company lacks significant influence to control the operational and financial decisions of Kwagga. Accordingly, the Company determined that the appropriate accounting for the investment in Kwagga was on the cost method of accounting. This investment was determined to not meet the guidance under the equity method of accounting according to Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

The Company also assessed at each reporting period whether this investment had a loss in value which was other than a temporary decline. The Company determined that because this investment was in a risky exploratory mining project that only held mining rights in the South Africa, the Company would write down its investment as the funds advanced to the project were used for exploration activities.

The following table summarizes the activity of the Company’s investment in Kwagga as of:

	December 31,
	2006	2005
Beginning balance (1)	$120,803	$734,660
Advances	—	—
Other than temporary decline in value	120,803	613,857
Ending balance	$—	$120,803

(1) See Note 3 - Reclassification for a discussion on prior period description of the investment in Kwagga.

See Note 18 - Subsequent Events for information on AfriOre, Kwagga and the FSC Project.

NOTE 9 - DEBT ISSUANCE COSTS

With respect to legal services relating to two secured convertible promissory notes (See Note 10 - Notes Payable) issued in the fourth quarter of 2005, we paid $7,361 of debt issuance costs. The following table summarizes the amortization of debt issuance costs:

	December 31,
	2006	2005
Gross debt issuance costs	$7,361	$7,361
Less: amortization of debt issuance costs	(7,361)	(2,699)
Debt issuance costs, net	$—	$4,662

NOTE 10 - NOTES PAYABLE

Promissory Note with Andrew Green

In May 2005, we entered into a short-term loan arrangement with a beneficial holder of in excess of 5 percent of our common stock, Andrew Green, whereby we borrowed $250,000 from Mr. Green pursuant to a purchase agreement and an unsecured promissory note. The note bore an initial interest rate of six percent per annum. Since we had not repaid the note in full by July 15, 2005 the applicable interest rate from July 15 forward increased to 18 percent per annum. In February 2007, Mr. Green’s brother, William B. Green, became our President of Asia Operations.

As additional consideration for the note, we agreed to amend the terms of a warrant held by Mr. Green (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock to reduce the exercise price from $0.25 per share to $0.01 per share pursuant to a default provision in the note. We recorded a non-cash interest charge of $55,284 based on the Black-Scholes pricing model. Furthermore, since we had not repaid the note in full by July 15, 2005, we were required to issue 50,000 shares of our unregistered common stock for each month there remained an outstanding balance beginning August 15, 2005, up to a maximum issuance of 150,000 shares. As of October 15, 2005, we issued 150,000 of such penalty shares. We recorded the issuance of these penalty shares as an additional interest component, valuing each issuance with the closing sale price of our common stock, thereby recording $20,000 in additional non-cash interest expense.

In August 2005, Mr. Green exercised the warrant to purchase 500,000 shares of common stock and we deducted the new warrant exercise price ($0.01 per share) of $5,000 from the accrued interest owed to him under the note.

The note had a due date of September 15, 2005. On October 18, 2005, Mr. Green informed us that he did not consider us in default as of September 16, 2005.

Secured Convertible Promissory Note with Pacific Dawn Capital, LLC and Andrew Green

On September 30, 2005, we issued Pacific Dawn Capital, LLC, a California limited liability company (“Pacific”) a six-month secured convertible promissory note (the “Pacific Note”) in the principal amount of $600,000, or such lesser amount that is actually drawn by us pursuant to a loan and security agreement with Pacific dated September 30, 2005 (the “Pacific Loan Agreement”). The Pacific Note was secured by substantially all of our assets and bore an interest rate of six percent per annum. In order to effectuate the note. Stephen D. King, who only served as a board member at that time, provided a personal guaranty. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share.

Under the Pacific Loan Agreement, beginning October 1, 2005, we had the right to draw up to $100,000 per month (up to an aggregate of $600,000) by providing Pacific notice of our intent to exercise a monthly draw along with a report of the exploration operations for Bates-Hunter. Pacific had the right to reject the draw if it was not satisfied with the report. If we failed to exercise a draw during any month, we waived our right to draw the $100,000 for that month.

On October 3, 2005, we drew the initial monthly amount of $100,000 and issued to Pacific (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. For each subsequent $100,000 monthly draw, we were required to issue another five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share.

We also provided Pacific certain preemptive rights under the Pacific Loan Agreement. Furthermore, Pacific has the right to convert any portion of the principal or interest of the Pacific Note outstanding into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2. We held the right to call the Pacific Note at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock is at or above $0.50 per share and the shares have been registered.

On November 1, 2005, we entered into a new loan and security agreement with Andrew Green (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) which became due was refinanced to allow us to draw up to an aggregate of $600,000, on terms similar to the Pacific Loan Agreement, as amended. In consideration for the Existing Financing, we issued Mr. Green a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our un-registered common stock (with piggyback registration rights) and (ii) issued a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note bore interest of 12 percent per annum. The Green Note required no payments until the maturity date of April 30, 2006. The Green Note was convertible at Mr. Green’s option at a conversion rate of $0.20 per share and was considered to be conventional convertible debt under the accounting guidance of EITF 05-2. We had a call option that triggered at any time the average over 20 consecutive trading days of the daily average of the high and low fair market value of our common stock was at or above $0.50 per share and the shares were registered. In order to effectuate the Green Note, Stephen D. King, who only served as a board member at that time, provided a personal guaranty. In exchange for agreeing to personally guaranty our obligations under the Green Note, we issued a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share to Mr. King.

Contemporaneously, we amended the Pacific Loan Agreement and Pacific Note to allow for similar terms between Mr. Green and Pacific and to enable the parties to have equal security interests in our Company. Pursuant to an intercreditor agreement between Mr. Green and Pacific, Mr. Green and Pacific were pari passu in a secondary security interest to the assets of the Company. The amended note allowed Pacific to receive a monthly interest rate of 12 percent per annum (versus the original rate of six percent). Furthermore, the amended note required no payments until the maturity date of April 30, 2006 and the monthly interest payments had been modified to allow prepaying interest in cash or common stock.

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

Unsecured Promissory Note

On October 10, 2005, we entered into a short-term loan arrangement with Patrick Sweeney, a shareholder whereby we borrowed $100,000 from Mr. Sweeney pursuant to a purchase agreement and an unsecured promissory note. The promissory note bore an interest rate of six percent per annum and matured on April 10, 2006. As further consideration for the financing, we issued Mr. Sweeney a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement.

The proceeds of the loan were allocated based on the relative fair value of the loan and the warrants granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”

Amendment to Notes

In April 2006, we entered into amendments to the arrangements with each of the three note holders, Pacific and Messrs. Green and Sweeney, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we issued an aggregate of 110,000 shares of our common stock to the note holders (with an aggregate fair value of $27,100, based on the closing sale price of our common stock on the date of issuance as listed on the OTCBB) and we gave each note holder an option, at any time on or prior to August 31, 2006, to purchase a number of shares of our common stock, at a price per share of $0.20, equal to, but not greater than, the final principal and interest balance of their respective note divided by the $0.20 per share price. We had reserved an aggregate of 5,516,767 shares of our common stock for issuance under the terms of the amendments of each promissory note until August 31, 2006. One of the note holders right to purchase expired on August 31, 2006 and therefore we removed from our reserved shares 516,767 shares. During the three months ended June 30, 2006, we recorded an expense relating to the right of the three note holders (to purchase shares of our common stock at a set price of $0.20 per share) of $628,643, with the fair value of the aggregate shares calculated using the Black-Scholes pricing model, resulting in a non-cash interest expense.

In August 2006, we entered into standby joint venture financing agreements with Pacific and Mr. Green setting forth the terms of each note holders contemplations of potential participation in joint venture or financing arrangements with the Company for the purposes of financing future mineral exploration projects, including terms relating to the payment of proceeds from any exploration project for which a joint venture or financing arrangement has been entered, subject to written agreements between the Company and the note holder relating to specific projects. As partial consideration for such note holders entering into their respective standby joint venture financing agreements, we extended the term of each of their options to purchase shares of our common stock at $0.20 per share from August 31, 2006 to March 31, 2007. Since the purchase price of $0.20 was below the fair value of our underlying stock on the modification date, we calculated an additional fair value of $363,000 using the Black-Scholes pricing model. Since the note holders are not required to participate in any joint venture or financing during the period of the agreements, the entire $363,000 was expensed as interest expense for the three months ended September 30, 2006.

We paid off the obligations under the three promissory notes in May 2006, which required an aggregate of $1,100,000 in cash principal payments. The notes had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock.

The following table summarizes the note payable balances:

Original gross proceeds received in 2005	$750,000
Less: original issue discount at time of issuance of note for common stock and warrants	(521,304)
Less: beneficial conversion feature	(179,977)
48,719
Less: principal payments	—
Add: amortization of original issue discount and beneficial conversion feature	252,392
Balance at December 31, 2005	301,111
Add: additional draws received in the 1st Quarter 2006	350,000
Less: original issue discount at time of issuance of note for warrants	(252,014)
Less: beneficial conversion feature	(97,986)
Add: amortization of original issue discount and beneficial conversion feature	798,889
Less: principal payments	(1,100,000)
Balance at December 31, 2006	$—

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

We currently occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, in Minneapolis, Minnesota pursuant to a lease agreement that expires May 31, 2008. Under the lease, we are required to make monthly payments of $1,201 through May 2007 and $1,261 through May 2008. Total rent expense under operating leases for the years ended December 31, 2006 and 2005, was $16,485 and $13,872, respectively.

Future minimum operating lease commitments are as follows for the years ending December 31:

2007	$14,837
2008	6,307
$21,144

NOTE 12 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

In January 2005, we completed a private placement of 16,600,000 units of our securities, each unit consisting of one share of our common stock and a warrant to purchase one-half share of common stock at an exercise price of $0.25 per share, resulting in gross proceeds of $1,660,000.

In January 2005, we closed on an assignment of a purchase agreement by and among us, Hunter Gold Mining Corporation and Ken Swaisland, whereby Swaisland sold us his rights to purchase the assets of the Hunter Corporation. The Hunter Corporation owns a 100% interest in the Bates-Hunter Mine located in Central City, Colorado. We issued 250,000 shares of our common stock to Swaisland (valued at $0.34 per share, the closing sale price on January 21, 2005) and a further 25,000 shares to an unrelated third party for the assignment on February 2, 2005 (valued at $0.36 per share).

In May 2005, we entered into warrant exercise agreements with two consultants, providing for a reduced exercise price, for a period of one-year, on previously issued and outstanding warrants to purchase an aggregate of 3,063,834 warrants with original exercise price ranging from $0.40 to $5.50 per share. Each warrant exercise agreement allowed for an exercise price of $0.20 with respect to a certain number of warrant shares per month. An additional expense of $209,817 resulted from the modification of these warrants. For the year ending December 31, 2005, an aggregate of 794,150 warrants were exercised into common stock.

In August 2005, as additional consideration to Mr. Green, we agreed to amend the terms of a warrant to purchase up to 500,000 shares of our common stock, with the reduction of the exercise price from $0.25 per share to $0.01 per share. Mr. Green exercised the entire 500,000 shares.

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

As of October 15, 2005, we issued to Mr. Green, 150,000 shares of our un-registered common stock as penalty charges due for not paying the principal due as specified in the note.

As of December 31, 2005, we issued two promissory note holders, an aggregate of 1,000,000 shares of our un-registered common stock as additional consideration for extending the notes.

From April through October 2005, all payments to Pandora Select Partners were paid through the issuance of common stock. The final November payment was a combination of cash and common stock. We issued an aggregate of 2,400,000 shares of our common stock in lieu of cash principal and interest payments.

In January 2006, as a continuation of the May 2005 warrant exercise agreements with two consultants as discussed above, we provided the consultants a reduced exercise price (at $0.20 per share) on previously issued and outstanding warrants (originally priced from $0.40 to $5.50 per share), whereby an additional 695,450 warrants were exercised into common stock.

In March 2006, we issued 150,000 shares of our common stock to the principal owner of a public relations firm, in exchange for amounts due them for services rendered totaling $39,000, which we had previously recorded as accounts payable.

In April 2006, we entered into amendments to the arrangements with each of three promissory note holders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we issued an aggregate of 110,000 shares of our common stock to the note holders.

In May 2006, we issued 20,794 shares of our common stock to a consultant, who, pursuant to a cashless exercise clause, surrendered 29,206 of the available shares to pay for the exercise. We issued the 50,000 two-year warrant to purchase shares of our common stock in May 2005, with an exercise price of $0.25 per share.

We paid off the obligations under the three promissory notes in May 2006, which had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock.

Under provisions of the Pacific Loan Agreement, Pacific had the right to purchase shares of our common stock (based on a $0.20 per share purchase price) of the principal balance. Of the available right to purchase option of 2,000,000 shares available, Pacific purchased 1,000,000 shares of common stock in December 2006.

In December 2006, a consultant exercised a stock option held into 200,000 shares of common stock. The stock option was issued in October 2005.

During fiscal 2006, we issued an aggregate of 690,000 shares of our common stock to acquire exploration rights on two projects: we issued 40,000 shares to Hawk for rights to the MacNugget Claims and a total of 600,000 shares to Journey and 50,000 shares to an unrelated third party for rights to Vianey.

During fiscal 2006, we entered into various agreements with consultants for services in public and investor relations. A total of 5,432,000 shares of our un-registered common stock were issued as follows: in January we issued 1,257,000 shares; in February we issued 500,000 shares; in March we issued 950,000 shares; and in June we issued 2,725,000 shares.

During fiscal 2006, shareholders exercised an aggregate of 20,445,734 stock purchase warrants into common stock.

Warrant Grants

In January 2005, we issued two-year warrants to purchase an aggregate of 8,300,000 shares of common stock at a price of $0.25 per share, in connection with our private placement of 16,600,000 units. Additionally, we issued two-year warrants to purchase an aggregate of 195,000 shares of common stock at a price of $0.25 per share, as compensation for placement agent services rendered in connection with our private placement.

In January 2005, we issued a two-year warrant to purchase 2,000,000 shares of common stock at $0.225 per share for consultant services, valued at $710,664.

In March 2005, we issued a three-year warrant to purchase 200,000 shares of common stock at $0.30 per share for consultant services, valued at $78,000.

In April 2005, we issued two-year warrants to purchase an aggregate of 600,000 shares of common stock as follows: 50,000 at $0.25 per share; 350,000 at $0.50 per share; 150,000 at $0.30 per share and 50,000 at $0.75 per share all for consultant services, valued at $116,456.

During fiscal 2005, relating to our issuance of three promissory notes, we issued five-year warrants to purchase an aggregate of 7,500,000 shares of common stock at $0.12 per share as additional consideration. Furthermore, in order to effectuate two of the notes, Stephen D. King, who only served as a board member at that time, provided a personal guaranty. In exchange for agreeing to personally guaranty our obligations, we issued two-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at a price of $0.15 per share to Mr. King (or his assigns).

During January and February 2006, relating to our issuance of two promissory notes, we issued five-year warrants to purchase an aggregate of 3,500,000 shares of common stock at $0.12 per share as additional consideration.

In January 2006, we issued two 100,000 two-year warrants to purchase common stock at $0.20 per share for consultant services, valued at $53,104.

In February 2006, we issued two-year warrants to purchase an aggregate of 1,150,000 shares of common stock as follows: 150,000 at $0.25 per share; 500,000 at $0.50 per share; and 500,000 at $1.00 per share all for consultant services, valued at $253,335.

Effective March 31, 2006, we terminated an exclusive private placement agreement (entered into on January 30, 2006) with the issuance of a five-year stock purchase warrant to purchase up to 250,000 shares of our common stock, with an exercise price of $0.25 per share, valued at $55,020.

In April 2006, we issued two-year warrants to purchase an aggregate of 500,000 shares of common stock as follows: 200,000 at $0.30 per share and 300,000 at $0.50 per share all for consultant services, valued at $103,531.

In April 2006, we completed a round of financing through the exercise of issued and outstanding warrants. One incentive of the exercise offer was the receipt of one Class C Redeemable Warrant for each two shares purchased upon exercise of previously held warrants. We issued Class C Redeemable Warrants to purchase an aggregate of up to 7,788,700 shares of our common stock, at an exercise price of $0.50 per share, which expire on April 28, 2009.

In May 2006, we issued a two-year warrant to purchase 150,000 shares of common stock at $0.50 per share for consultant services, valued at $49,889.

In June 2006, we issued two-year warrants to purchase an aggregate of 1,500,000 shares of common stock as follows: 250,000 at $0.50 per share; 250,000 at $0.60 per share and 1,000,000 at $0.62 per share all for consultant services, valued at $459,671.

In August 2006, we issued a two-year warrant to purchase 150,000 shares of common stock at $0.50 per share for consultant services, valued at $30,548.

In October 2006, we issued a two-year warrant to purchase 100,000 shares of common stock at $0.29 per share for consultant services, valued at $22,403.

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

Using the Black-Scholes pricing model, the following assumptions were used to value the fair value of warrants granted during the years 2006 and 2005 for which the fair value of the services were not more reliably measurable: dividend yield of 0%, risk-free interest rate of 4.25% to 4.875%, expected life equal to the contractual life between two and ten years, and volatility of 163% to 186%.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2004	22,074,691	$1.96	$0.10 - $37.50

Granted	20,795,000	0.20	0.12 - 0.75
Cancelled or expired	(1,448,543)	1.21	0.62-37.50
Exercised	(1,294,150)	0.13	0.01 - 0.20
Outstanding at December 31, 2005	40,126,998	$1.10	$0.10 - $7.15

Granted	15,288,700	0.42	0.12 - 1.00
Cancelled or expired	(4,674,887)	4.12	0.10 - 5.50
Exercised	(21,161,978)	0.24	0.12 - 0.25
Outstanding at December 31, 2006	29,578,833	$0.56	$0.12 - $7.15

Warrants exercisable at December 31, 2006	29,578,833	$0.56	$0.12 - $7.15

Option Grants

The Company has six stock option plans: the 1994 Stock Option Plan, the 1998 Incentive Equity Plan, the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans and the 2001 Employee Stock Option Plan. As of December 31, 2006, an aggregate of 14,750,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Effective January 13, 2006, the 2001 Employee Stock Option Plan was amended to increase the total shares of stock which may be issued under the Plan from 1,450,000 to 2,500,000. Effective September 13, 2006, the 1999 Stock Option Plan was amended to increase the total shares of stock which may be issued under the Plan from 4,250,000 to 6,250,000.

For the year ended December 31, 2005, we granted 2,350,000 options to purchase common stock at prices ranging from $0.14 to $0.26 per share. We granted 1,800,000 options (valued collectively at $378,679) to officers and directors of the Company with exercise prices equal to or greater than the fair market value of our common stock on the date of grant. We accounted for share-based payments to officers and directors using the intrinsic value method under APB Opinion No. 25 and the disclosure requirements of SFAS 123 for the year ended December 31, 2005. There was no compensation expense recorded, pursuant to APB Opinion 25 and related interpretations, for the year ended December 31, 2005.

In January 2006, we granted options to purchase 1,000,000 shares of common stock to a consultant as compensation for services, with the exercise price greater than the fair market value of our common stock on the date of grant. The aggregate consulting option was valued at $200,000 and such value was recorded as a component of Prepaid Expenses in 2006. The entire amount was expensed during 2006, coinciding with the consulting agreement timeline for services to be rendered. See Note 6 - Prepaid Expenses for detailed information.

During the year ended December 31, 2006, we granted our President, Dr. Clyde Smith an option to purchase 1,500,000 shares of common stock (the “Standard Options”) and an option to purchase 500,000 shares of common stock (the “Incentive Based Stock Options”), each an exercise price of $0.31 per share (the closing sale price of our common stock as reported on the OTCBB on the day of grant). The Standard Options vest as follows: 300,000 vested immediately and 300,000 vest each anniversary thereafter (September 15, 2007, 2008, 2009 and 2010). The Incentive Based Stock Options vest at 100,000 shares on each anniversary (September 15, 2007, 2008, 2009, 2010 and 2011). The Company recorded $122,873 of related compensation expense for the year ended December 31, 2006, relating to the 2,000,000 share option grants. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense. The compensation expense had no impact on the loss per share for the year ended December 31, 2006. As of December 31, 2006, $491,499 of total unrecognized compensation expense (related to non-vested portion of the 2,000,000 share option grants) is expected to be recognized over a period of approximately five years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2004	5,000,000	$1.16

Granted	2,350,000	0.21
Canceled or expired	(868,000)	0.79
Exercised	(350,000)	0.23
Options outstanding - December 31, 2005	6,132,000	$0.88

Granted	3,000,000	0.27
Canceled or expired	(1,420,000)	0.61
Exercised	(1,200,000)	0.18
Options outstanding - December 31, 2006	6,512,000	$0.56

Weighted average fair value of options
granted during the year ended December 31, 2006		$0.27
Weighted average fair value of options
granted during the year ended December 31, 2005		$0.17

The following tables summarize information about stock options outstanding at December 31, 2006

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.40	4,275,000	8.2 years	$0.27	$502,000
$0.56 to $1.00	1,806,000	4.7 years	$0.62	$—
$2.75 to $5.00	431,000	1.2 years	$3.20	$—
$0.15 to $5.00	6,512,000	6.8 years	$0.56	$502,000

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.40	2,575,000	8.1 years	$0.25	$366,000
$0.56 to $1.00	1,806,000	4.7 years	$0.62	$—
$2.75 to $5.00	431,000	1.2 years	$3.20	$—
$0.15 to $5.00	4,812,000	6.2 years	$0.65	$366,000

(1)
The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The total intrinsic value of options exercised during years ended December 31, 2006 and 2005 was approximately $212,000 and $0, respectively.

NOTE 13 - STOCK SUBSCRIPTIONS RECEIVABLE

On April 28, 2006, we completed a round of financing through the exercise of issued and outstanding warrants to certain warrant holders who qualified as accredited investors. Certain of the warrant holders were offered a limited time reduction of the exercise price of $0.25 per share.  We accepted subscription agreements to exercise 15,577,401 common stock purchase warrants and received approximately $3.84 million in cash (which includes $307,600 for which we accepted, in lieu of cash, a secured promissory note, bearing interest at five percent per annum, was due December 29, 2006 and is secured by the stock issued). Of those warrants exercised, warrants representing 1,230,401 shares, which were held by a former director of ours, Wayne W. Mills, during: (i) April 2001 (340,734 issued with an original exercise price of $3.00 per share), (ii) October 2003 (208,000 issued with an original exercise price of $0.50 per share); (iii) May 2004 (475,000 issued with an original exercise price of $0.40 per share) and (iv) 206,667 warrants he purchased in a private transaction from another shareholder. The secured promissory note was paid in February 2007 along with the $10,323 of interest receivable.

By December 31, 2006, we had received subscription exercise forms from 11 shareholders who held 2,060,000 stock purchase warrants, all with an exercise price of $0.25 per share, totaling $515,000, issued in connection with our private placement of 16,600,000 units of January 2005, all with an expiration date of December 31, 2006. All of these shareholders paid their respective subscription subsequent to December 31, 2006.

In December 2006, we issued a consultant 200,000 shares upon the exercise of a stock option originally granted in October 2005 at an exercise price of $0.15 per share. The $30,000 cash exercise amount was paid in February 2007.

Under provisions of the Pacific Loan Agreement, Pacific had the right to purchase shares of our common stock (based on a $0.20 per share purchase price) of the principal balance. Of the available right to purchase option of 2,000,000 shares available, Pacific purchased 1,000,000 shares of common stock in December 2006. Pacific provided $120,000 in December 2006 and $80,000 in January 2007.

By February 2007, all $932,600 of the stock subscriptions funds have been received.

NOTE 14 - COMPREHENSIVE LOSS

Comprehensive loss includes our net loss and the change in unrealized gain (loss) on available for sale investments (the 225,000 shares of MacDonald common stock held). We report the unrealized gain (loss) on the investment in securities in our Consolidated Balance Sheets. The following table details the changes in our Accumulated Other Comprehensive Loss balance:

	December 31,
	2006	2005
Beginning balance	$(7,644)	$—
Unrealized gain (loss)	4,826	(7,644)
Ending balance	$(2,818)	$(7,644)

NOTE 15 - RELATED PARTY TRANSACTIONS

Wayne W. Mills

The following transaction occurred when Mr. Mills beneficially owned more than five percent of our securities. As of December 31, 2005, Mr. Mills is a less than five percent beneficial owner of our securities as indicated in his Schedule 13G filings: In May 2005, we entered into a consulting agreement with Blake Advisors, LLC (which is wholly owned by Mr. Mills) related to strategic merger, acquisition and corporate finance services for a period of one-year. The agreement required monthly payments of $15,875 in cash and the reimbursement of reasonable out-of-pocket expenses. The agreement was cancelled December 31, 2005. And in May 2005, we entered into a warrant exercise agreement with Mr. Mills, allowing him a reduced exercise price on previously issued and outstanding warrants, granted in his name or one of his wholly owned entities. He held an aggregate of 1,906,334 warrants exercisable with a range of original pricing from $0.40 to $5.50 per share. The warrant exercise agreement allowed for a predetermined number of warrants available for monthly exercise at $0.20 per share, which expired on March 31, 2006. Mr. Mills exercised warrants to purchase a total of 882,600 shares.

Hawk

On April 11, 2005, we entered into a management services agreement with Hawk, whereby Hawk would provide certain management and administrative services to the Company. The term of the agreement was for one-year and required payment of $50,000. As of June 30, 2005, we had paid the entire yearly agreement amount to Hawk.

On May 15, 2006, we entered into a management services agreement with Hawk, whereby Hawk will provide certain management and administrative services to the Company. The term of the agreement was until December 31, 2006 and required a US $50,000 payment.

On June 29, 2006, we executed a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”). Under the terms of the Hawk Memorandum, we acquired a 50 percent interest in certain mining claims located in northern Ontario, held entirely by Hawk by issuing Hawk 40,000 shares of our common stock, valued at $12,800.

Andrew Green

In May 2005, we entered into a short-term loan arrangement with a holder of in excess of five percent of our common stock, Andrew Green, whereby we borrowed $250,000 from Mr. Green pursuant to a purchase agreement and unsecured promissory note. The note bore an initial interest rate of six percent per annum, which increased to 18 percent per annum on July 15, 2005 because we did not repay the note in full by July 15, 2005. As additional consideration for the note, we amended the terms of a warrant held by Mr. Green (originally issued as part of our October 2003 private placement) to purchase up to 500,000 shares of our common stock to reduce the exercise price from $0.25 per share to $0.01 per share pursuant to a default provision in the note. Furthermore, since we had not repaid the note in full by July 15, 2005, we were required to issue 50,000 shares of our unregistered common stock for each month there remained an outstanding balance beginning August 15, 2005, up to a maximum issuance of 150,000 shares. We issued the maximum of 150,000 pursuant to this penalty provision.

On November 1, 2005, we entered into a new loan and security agreement with Mr. Green (the “Green Note”) whereby his original $250,000 unsecured note (“Existing Financing”) was refinanced to allow us to draw up to an aggregate of $600,000. In consideration for refinancing the Existing Financing into the Green Note, we issued Mr. Green a five-year warrant to purchase up to 2,500,000 shares of our common stock with an exercise price of $0.12 per share, subject to adjustment as defined in the agreement. On November 9, 2005, we drew the initial monthly amount of $100,000 and issued to Mr. Green (i) 500,000 shares of our common stock and (ii) a five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. For each subsequent $100,000 monthly draw, we would be obligated to issue another five-year warrant to purchase up to 1,000,000 shares of our common stock with an exercise price of $0.12 per share. The Green Note was secured by substantially all of our assets and bore an interest rate of 12 percent per annum. The Green Note required no payments until the maturity date of April 30, 2006.

In April 2006, we entered into an amendment to the Green Note, extending the maturity date for an additional 30 days. In consideration of this extension, we issued 60,000 shares of our common stock and we entitled Mr. Green the option, at any time on or prior to August 31, 2006, to purchase at a price of $0.20 per share, shares of our common stock in an amount equal to, but not greater than, the final principal and interest balance of the note and receive the number of shares of our common stock computed by dividing that amount by $0.20 per share.

In May 2006, we made a $600,000 principle payment and paid the accrued interest of $44,091 by the issuance of 220,456 shares (valued at $0.20 per share) of our common stock.

On August 18, 2006, we executed a standby joint venture financing agreement (the “Agreement”) with Mr. Green. The Agreement contemplates Mr. Green’s future participation in joint venture or financing arrangements presented to Mr. Green by us for the purposes of financing mineral exploration projects (“Projects”). The Agreement sets forth basic terms of any such future joint venture or financing arrangements, including terms relating to the payment of proceeds from any Project for which a joint venture or financing arrangement has been entered, but may be subject to written agreements relating to specific Projects.

As consideration for Mr. Green’s agreement to review and consider Projects presented by us, Mr. Green’s right to purchase up to 3,000,000 shares of our common stock at a purchase price per share of $0.20, as provided pursuant to that certain Amendment to Secured Convertible Promissory Note of the Company dated April 1, 2006 in favor of Mr. Green, was extended from August 31, 2006 to March 31, 2007. This modification was valued and recorded at $273,000.

Stephen D. King

Pursuant to the secured convertible promissory notes with Pacific Dawn Capital, LLC and Andrew Green, Mr. King, who only served as a board member at that time, provided a personal guaranty for the repayment of these notes. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share and in exchange for agreeing to personally guaranty our obligations under the Green Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share. The fair value of these warrants was valued at $70,913.

Corporate Resource Management, Inc.

The Company entered into a consulting agreement with Corporate Resource Management, Inc., a Minnesota corporation (“CRM”), effective May 15, 2006. CRM is an entity wholly owned by Deb King, the spouse of Stephen D. King (at which time he was our president and board member). CRM will provide the Company with investment banking services relating to the purchase and sale of mining related assets. The terms of the agreement include the following: (i) a two-year initial term with the right to terminate with a 30-day written notice, subject to a $75,000 termination fee payable to CRM if terminated by the Company without cause, (ii) a fee of $10,000 per month, plus reimbursement of normal out-of-pocket expenses, and (iii) commissions of up to two percent of the value of the transaction upon successful closings of any asset transactions during the term of the agreement and for a period of one year following termination.

Boston Financial Partners, Inc.

Effective June 1, 2006, we engaged Boston Financial Partners, Inc., as a non-exclusive consultant, to provide assistance to the Company in various matters pertaining to corporate growth, strategic planning, public relations and marketing services. As consideration for the services, we paid a one-time fee of $100,000 and issued (i) 625,000 shares of our common stock valued at $212,500 and (ii) a two-year warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price of $0.62 per share, valued at $304,802. Boston Financial Partners is controlled by Thomas Brazil, a greater than five percent beneficial shareholder of the Company’s securities.

NOTE 16 - INCOME TAXES

The Company estimates that at December 31, 2006, it had cumulative net operating loss carryforwards for tax purposes of approximately $9,000,000 for both federal and state purposes. These carryforwards, if not used, will begin to expire in 2023. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 2006, the Company had a change of ownership as defined under IRC Section 382. Although the Company has not performed a formal Section 382 study, it appears that the NOL Carryforward from 2006 would be limited to approximately $740,000 per year. Future ownership changes could significantly further limit the use of the NOL. Significant components of the Company’s estimated deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$3,719,000	$2,800,000
Exploration rights	2,959,000	2,450,000
Expenses related to warrants and options	1,900,000	—
Accrued liabilities and other	—	123,000
Total deferred tax asset	8,578,000	5,373,000
Valuation allowance	(8,578,000)	(5,373,000)
	$—	$—

The income tax provision consists of the following for the years ended December 31:

	2006	2005
Current tax provision	$—	$—
Deferred tax provision	(3,205,000)	(2,333,000)
Valuation allowance	3,205,000	2,333,000
Total income tax provision	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2006	2005
Federal statutory tax rate	(35.0%)	(35.0%)
State taxes, net of federal benefit	(6.0%)	(6.0%)
Permanent differences	5.0%	—
Valuation allowance	36.0%	41.0%
Effective tax rate	—	—

At December 31, 2006, the Company fully reserved its net deferred tax assets totaling $8,578,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			May 1, 2003
			(inception)
	December 31,		to Dec. 31,
	2006	2005	2006
Supplemental cash flow information:
Cash paid for interest	$3,353	$21,578	$61,048

Issuance of common stock for accounts payable	$39,000	$—	$39,000

Issuance of common stock, warrants and options for prepaid consulting fees	$2,327,876	$1,137,538	$3,847,081

NOTE 18- SUBSEQUENT EVENTS

On February 2, 2007, the Company executed a heads of agreement (the “Agreement”) with Easyknit Enterprises Holdings Limited, a company incorporated in Bermuda (“Easyknit”). The Agreement records further material terms as discussed in a November 29, 2006 non-binding memorandum of understanding regarding the potential merger of Easyknit and the Company. Easyknit Enterprises Holdings Limited is a Bermuda incorporated company with its principal office in Hong Kong and its securities are listed for trading on the Hong Kong Stock Exchange under the symbol “616.” The non-binding memorandum of understanding was expanded to include material terms whereby all outstanding common shares of Wits Basin will be exchanged for three billion (3,000,000,000) shares of Easyknit, which represents approximately 43 percent of the issued capital.

On February 16, 2007, Lonmin Plc announced that it acquired all of the equity interest of AfriOre Limited following the completion of compulsory redemption proceedings in accordance with the laws of the British Virgin Islands. Lonmin Plc is a primary producer of Platinum Group Metals (PGMs) with its headquarters in London. Company management has contacted Lonmin Plc management in order to further progress in the FSC Project, and we are currently in negotiations with Lonmin to revise the New Agreement, which is still valid.

On February 19, 2007, the Company entered into an employment agreement with William Green as the Company’s President of Asia Operations. The term of the agreement is for a period of three years, and is terminable by either party with one year written notice. Under the agreement, Mr. Green is entitled to a base salary of $10,000 per month and standard benefits provided by the Company to its management. Additionally, the Company has agreed to pay Mr. Green an advance of $10,000 and reimburse him for certain expenses in excess of such amount relating to his relocation to Hong Kong. The Company further issued Mr. Green a ten-year option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.43 per share, the fair market value of the Company’s common stock on the date of grant. The option shall vest in three installments as follows: (i) with respect to 1,000,000 shares at such time Mr. Green relocates to Hong Kong and establishes a home office for the Company in Hong Kong; (ii) with respect to an additional 500,000 shares on (A) the earliest of the first anniversary of the effective date or (B) the achievement of a milestone, as determined by the Board of Directors or (C) the termination of Executive’s employment by the Company; and (iii) with respect to the remaining 1,000,000 shares on the earlier of (a) the time the Company achieves certain performance criteria to be established by the Company’s board of directors or (b) the third anniversary of the option grant. The Company entered into a stock option agreement with Mr. Green dated February 19, 2007 memorializing the terms of the option grant and providing other standard option terms. The employment agreement further provides standard confidentiality and one-year non-competition and non-solicitation provisions. Mr. Green is a sibling of Andrew Green, a significant shareholder and creditor of the Company.

On February 23, 2007, in consideration of a $700,000 loan to the Company from Andrew Green (“Green”) a significant shareholder of the Company, the Company issued a promissory note in the principal amount of $700,000 to Green. The note had a maturity date of March 31, 2007, and bore interest at a rate of 6% per annum. Under the terms of the note, and as additional consideration for the loan, the Company reduced the exercise price of the 3,550,000 warrants held by Green from $0.12 to $0.09125 and extended the expiration date (from March 31, 2007 to December 31, 2007) on an outstanding right held by Green to purchase up to 3,000,000 shares of the Company’s common stock at a price per share of $0.20. On March 26, 2007, Green exercised 3,550,000 warrants (at $0.09125 per share) and purchased 1,450,000 shares (at $0.20 per share) of common stock provided by his right-to-purchase, providing $613,937. On March 28, 2007, we paid the note and accrued interest to Green totaling $703,912.

On March 1, 2007, we entered into an amendment to the asset purchase agreement with the parties of the Bates-Hunter Mine, allowing the Company an extended period of time to complete further due diligence relating to the title of the real estate and mining claims to be purchased. Furthermore, the Company has excluded the Golden Gilpin Mill from the purchase agreement. The Golden Gilpin Mill, located in Black Hawk, Colorado, is listed in the EPA’s Super Fund Site Register. We believe that all title work should be completed by mid 2007.

On March 9, 2007, the Board of Directors of the Company adopted and approved the Company’s 2007 Stock Incentive Plan (the “2007 Plan”) and reserved 5,000,000 shares of the Company’s common stock for issuance under the 2007 Plan.

On March 9, 2007, the Company issued a ten-year option to Stephen D. King, its CEO, to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $1.02 per share, the fair market value of the Company’s common stock on the date of grant, in consideration for his services as chief executive officer of the Company. The option vests in six equal annual installments commencing on the first anniversary of the grant date. Under certain circumstances, the vesting of the option shall be accelerated, in part: (a) upon the completion of a merger between the Company (or a subsidiary of the Company formed for that purpose) and Easyknit Enterprises Holdings Limited (or a subsidiary of Easyknit Enterprises Holdings Limited formed for that purpose), the then last remaining annual installment shall immediately vest and (b) upon the completion of each material acquisition of mining related assets by the Company, the then last remaining annual installment shall immediately vest, provided that, the board of directors of the Company, in its sole discretion, shall determine whether an acquisition is “material”. In the event the Company attempts to obtain listing of its common stock on a stock exchange and such stock exchange, as a condition to listing (to be determined in the sole discretion of the board of directors of the Company), requires that the Company reduce the number of shares issued to Mr. King pursuant to the option, the Company shall be entitled to reduce the number of shares accordingly to obtain listing on that exchange, provided that the shares are not then vested.