Form 10QSB
period 2007-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2007-05-17
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-12401

WITS BASIN PRECIOUS MINERALS INC.
(Exact Name of Registrant as specified in Its Charter)

Minnesota	84-1236619
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

 900 IDS Center, 80 South Eighth Street, Minneapolis, MN 55402-8773
(Address of Principal Executive Offices)

612.349.5277
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

As of May 11, 2007, there were 104,251,674 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
MARCH 31, 2007

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

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$368,384	$85,910
Receivable	111	10,323
Investment - marketable securities	21,466	21,241
Prepaid expenses	247,121	53,815
Total current assets	637,082	171,289

PROPERTY AND EQUIPMENT, net	85,587	80,087
ADVANCE PAYMENTS ON EQUITY INVESTMENTS	500,000	-
	$1,222,669	$251,376

LIABILITIES and SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$66,222	$68,622
Accrued expenses	274,881	143,000
Total current liabilities	341,103	211,622

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common stock, $.01 par value, 150,000,000 shares
authorized; 104,251,674 and 94,747,739 shares issued
and outstanding, respectively	1,042,517	947,477
Additional paid-in capital	46,011,781	42,954,263
Stock subscriptions receivable	(59,000)	(932,600)
Warrants	6,573,652	7,515,487
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(29,752,331)	(27,509,595)
Accumulated other comprehensive loss	(2,593)	(2,818)
Total shareholders’ equity	881,566	39,754
	$1,222,669	$251,376

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		May 1, 2003 (inception) to March 31,
	2007	2006	2007
Revenues	$—	$—	$—

Operating Expenses:
General and administrative	$1,053,952	$1,047,032	$12,934,365
Exploration expenses	723,618	228,190	8,333,868
Depreciation and amortization	3,669	3,521	463,933
Merger transaction costs	248,317	—	248,317
Stock issued as penalty	—	—	2,152,128
Loss on impairment of Kwagga	—	—	2,100,000
Loss on sale of Brazmin	—	—	667,578
Loss on disposal of assets	—	—	1,633
Total operating expenses	2,029,556	1,278,743	26,901,822
Loss from Operations	(2,029,556)	(1,278,743)	(26,901,822)

Other Income (Expense):
Other income (expense), net	2,716	—	36,063
Interest expense	(215,896)	(674,036)	(3,151,646)
Total other expense	(213,180)	(674,036)	(3,115,583)
Loss from Operations before Income
Tax Benefit and Discontinued Operations	(2,242,736)	(1,952,779)	(30,017,405)
Benefit from Income Taxes	—	—	243,920
Loss from continuing operations	(2,242,736)	(1,952,779)	(29,773,485)

Discontinued Operations
Gain from operations of discontinued segments	—	—	21,154
Net Loss	$(2,242,736)	$(1,952,779)	$(29,752,331)

Basic and diluted net loss per common share:
Continuing operations	$(0.02)	$(0.03)	$(0.56)
Discontinued operations	—	—	0.00
Net Loss	$(0.02)	$(0.03)	$(0.56)

Basic and diluted weighted average
common shares outstanding	97,356,038	67,815,238	53,571,700

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,		May 1, 2003 (inception) to March 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(2,242,736)	$(1,952,779)	$(29,752,331)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	3,669	3,521	463,933
Loss on disposal of assets	—	—	1,633
Loss on sale of Brazmin	—	—	667,578
Gain from discontinued operations	—	—	(21,154)
Issuance of common stock for exploration rights	160,000	—	5,300,090
Loss on impairment of Kwagga	—	64,477	2,100,000
Amortization of debt issuance costs	9,140	3,680	147,998
Amortization of original issue discount	202,844	645,856	1,904,125
Amortization of prepaid consulting fees related to issuance of warrants and common stock	19,877	217,038	4,583,965
Compensation expense related to stock options	515,341	—	638,214
Issuance of common stock and warrants for services	—	419,524	1,169,522
Contributed services by an executive	—	25,000	274,500
Issuance of common stock as penalty related to October 2003 private placement	—	—	2,152,128
Interest expense related to issuance of common stock and warrants	—	—	1,173,420
Changes in operating assets and liabilities:
Accounts receivable, net	10,212	—	17,906
Prepaid expenses	(213,183)	11,838	(339,946)
Accounts payable	(2,400)	11,970	(4,059)
Accrued expenses	131,881	40,396	54,294
Net cash used in operating activities	(1,405,355)	(509,479)	(9,468,184)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,169)	—	(115,523)
Proceeds from sale of Brazmin	—	—	125,000
Purchases of investments	—	—	(2,244,276)
Advance payments on equity investments	(500,000)	—	(500,000)
Net cash used in investing activities	(509,169)	—	(2,734,799)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(700,000)	—	(2,134,645)
Cash proceeds from issuance of common stock, net of offering costs	370,000	—	5,215,272
Cash proceeds from exercise of stock options	30,000	—	199,900
Cash proceeds from exercise of warrants	1,806,138	214,090	6,291,798
Cash proceeds from short-term debt	700,000	350,000	1,800,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(9,140)	—	(147,998)
Net cash provided by financing activities	2,196,998	564,090	11,874,327

Increase (Decrease) in Cash and Equivalents	282,474	54,611	(328,656)
Cash and Equivalents, beginning of period	85,910	117,816	697,040
Cash and Equivalents, end of period	$368,384	$172,427	$368,384

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
March 31, 2007
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”), is a minerals exploration and development company based in Minneapolis, Minnesota. As of March 31, 2007, we hold interests in mineral exploration projects in Colorado (Bates-Hunter), Mexico (Vianey), South Africa (FSC) and two immaterial projects in Canada. The following is a summary of our three current projects:

On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine in Central City, Colorado, the Golden Gilpin Mill located in Black Hawk, Colorado and the associated real and personal property assets. The closing of the transaction contemplated by the asset purchase agreement is currently anticipated to occur in the 2nd quarter of 2007. The Bates-Hunter Mine was a prior producing gold mine from the 1860’s until the 1930’s. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program.

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

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project.” The exploration efforts that have been conducted were adjacent to the historic Witwatersrand Basin. The last completed drill hole on this property occurred in 2005. Kwagga is a subsidiary of AfriOre International (Barbados) Limited, a corporation formed under the laws of Barbados. On February 16, 2007, Lonmin Plc announced that it acquired all of the equity interest of AfriOre. Lonmin Plc is a primary producer of Platinum Group Metals (PGMs) with its headquarters in London. We are currently in negotiations with Lonmin to revise our current agreement in order to continue with the FSC Project.

As of March 31, 2007, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed April 16, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year as a whole.

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

As of March 31, 2007, we have (i) 11,982,000 shares of common stock issuable upon the exercise of stock options with a weighted average exercise price of $0.64 per share issued under our stock option plans, (ii) 21,798,833 shares of common stock issuable upon the exercise of warrants with a weighted average exercise price of $0.69 per share, (iii) 3,620,000 shares issuable upon the closing of the transaction contemplated by the purchase agreement pertaining to the assets of the Bates-Hunter Mine, (iv) reserved an aggregate of 2,550,000 shares of common stock pursuant to amendments of secured promissory notes and subsequent extensions of certain purchase rights, with a per share price of $0.20 per share and (v) 1,000,000 shares of common stock reserved for the exercise of a warrant to be issued should we complete the purchase of the Bates-Hunter Mine. These 40,950,833 shares were excluded from the basic and diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 - COMPANY’S CONTINUED EXISTENCE

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company during its exploration stage has sustained losses totaling $29,752,331. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. We have estimated our cash needs over the next twelve months, relating to our general and administrative needs along with the Bates-Hunter, Vianey and Kwagga FSC projects, to be approximately $4,800,000.

Subsequent to March 31, 2007 (see Note 15), we completed certain financing transactions that will meet our needs for the immediate future. However, this does not take into account our needs relating to any future acquisitions, which amounts we cannot estimate at this time.  In the event that we are unable to obtain other additional capital in the future, we would be forced to reduce operating expenditures and/or cease operations altogether.

NOTE 5 - RECEIVABLE

Pursuant to a stock subscription agreement for which we accepted, in lieu of cash, a secured promissory note in payment of the subscription price, we held a secured promissory note of the subscriber dated April 28, 2006, the satisfaction of which was secured by the stock issued to the subscriber. The note accrued interest at a rate of five percent per annum and the accrued and unpaid interest on December 31, 2006 was $10,323. We collected this receivable in February 2007.

In January 2007, we entered into a three-year surface use agreement with an unrelated party (husband and wife owners) for the purpose of having access to their property located in Gilpin County, Colorado, which allows us access to, from and across the surface of their property and the right to enter upon their property for the purpose of conducting our mineral exploration and drilling activities. The agreement required an initial $15,000 payment and the establishment of an escrow account for the disbursement of two annual payments of $15,000 in January 2008 and 2009. The agreement is cancelable upon the immediate release of the remaining escrow funds to the owners of the property. The escrow balance accrues nominal interest, of which we have recorded $111 for the three months ended March 31, 2007.

NOTE 6- INVESTMENT - MARKETABLE SECURITIES

We hold 225,000 shares (nominal amount) of MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company (TSX-V:BMK), that we received under joint venture agreements with MacDonald. We received 175,000 of the shares in 2004 and received an additional 50,000 shares in 2006 with respect to certain Canadian projects.

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees are calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have internal infrastructure to perform. The amortization periods coincide with terms of the agreements. The other prepaid expenses contain miscellaneous amounts we have prepaid for general and administrative purposes and a $200,000 retainer paid to a law firm in Hong Kong handling the legal matters regarding the potential merger with Easyknit. These prepaid items are being expensed as utilized.

Also, included in the other prepaid expenses are two bonds (held in the form of certificate of deposit, CD, $10,000 each) required by the State of Colorado for exploration activities. The CD’s accrue nominal interest and will not be expensed unless an event requires us to release them to the State. Subsequent to March 31, 2007, one of the CD’s has been released and returned to the Company by the State.

Components of prepaid expenses are as follows:

	March 31,	December 31,
	2007	2006
Prepaid consulting fees	$5,950	$25,827
Other prepaid expenses	241,171	27,988
	$247,121	$53,815

NOTE 8 - PROPERTY AND EQUIPMENT

Related to our on-going exploration efforts at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years. Components of our depreciable assets are as follows:

	March 31,	December 31,
	2007	2006
Equipment purchases	$115,522	$106,353
Less accumulated depreciation	(29,935)	(26,266)
	$85,587	$80,087

NOTE 9 - ADVANCE PAYMENTS ON EQUITY INVESTMENTS

In the first quarter of 2007, we entered into an agreement, with board approval, to acquire from SSC Mandarin Financial Services Limited (“SSC Mandarin Financial”), an affiliate of the SSC Mandarin Group, a 40% equity interest in SSC Mandarin Africa (Proprietary) Limited, a South African corporation (“SSC Mandarin Africa”), which was previously a wholly owned subsidiary of SSC Mandarin Financial, for $400,000 USD, which has been paid. SSC Mandarin Africa holds certain finder agreements to locate iron ore properties for potential acquisition by a South African mining company. Norman Lowenthal, a director, is a non-executive chairman of SSC Mandarin Financial.

In the first quarter of 2007, we entered into an option agreement with SSC Mandarin Financial to acquire an option to purchase, at an exercise price of $5,000,000 US Dollars, a 60% interest in SSC-Sino Gold Consulting Co. Limited (“SSC-Sino”), a corporation governed by the laws of the People’s Republic of China which is currently 70% owned by SSC Mandarin Financial and 30% owned by the China Gold Association. The price of the option was $100,000 USD, which has been paid. SSC-Sino holds an option to acquire 100% of an operating iron ore property located in China.

NOTE 10 - SHORT-TERM DEBT

On February 23, 2007, in consideration of a $700,000 loan to the Company from Andrew Green, a significant shareholder of the Company, the Company issued a promissory note in the principal amount of $700,000 to Mr. Green. The promissory note had a maturity date of March 31, 2007, and bore interest at a rate of 6% per annum. The promissory note was paid in full on March 29, 2007 along with accrued interest of $3,912. Under the terms of the promissory note, and as additional consideration for the loan, the Company reduced the exercise price of certain pre-existing warrants to purchase an aggregate of 3,550,000 shares of our common stock from $0.12 to $0.09125 and extended the expiration date of an outstanding right to purchase up to 3,000,000 shares of the Company’s common stock at a price per share of $0.20 from March 31, 2007 to December 31, 2007. The fair value of these equity modifications totaling $202,844 was recorded as a discount to the note and was amortized over the term of the note.

NOTE 11 - STOCK SUBSCRIPTIONS RECEIVABLE

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

Under provisions of a Loan Agreement entered into with Pacific Dawn Capital, and related promissory note issued to Pacific Dawn, Pacific Dawn had the right to purchase, at a price per share of $0.20, a number of shares of our common stock equal to the maximum principal amount drawn against the promissory note divided by $0.20. Of the available right to purchase option of 2,000,000 shares, Pacific Dawn purchased 1,000,000 shares of common stock in December 2006. Pacific Dawn paid $120,000 of the exercise price in December 2006 and the remaining $80,000 in January 2007.

By February 2007, all $932,600 of the stock subscriptions funds receivable as of December 31, 2006 have been received.

In January 2007, Relevant Marketing, a consultant, acquired 300,000 shares of common stock pursuant to its exercise of a stock purchase warrant, issued in April 2005, to purchase shares at an original exercise price of $0.50 per share, but which was subsequently re-priced to $0.15 per share. Relevant Marketing paid $15,000 of the aggregate $45,000 exercise price in March 2007. We have released 100,000 of the shares, and are holding the remaining 200,000 shares as collateral until the remaining $30,000 is paid. Relevant Marketing employs Deb Kramer, the spouse of our CEO, Stephen D. King.

In March 2007, a consultant exercised two stock purchase warrants held into an aggregate of 100,000 un-registered shares of common stock. The stock options were issued in October and December 2006 (exercisable at $0.29 per share). The consultant paid the $29,000 in April 2007.

NOTE 12 - COMPREHENSIVE LOSS

Comprehensive loss includes our net loss and the change in unrealized gain (loss) on available for sale investments (the 225,000 shares of MacDonald common stock held). We report the unrealized gain (loss) on the investment in securities in our Condensed Consolidated Balance Sheets. The following table details the changes in our Accumulated Other Comprehensive Loss balance:

Balance at December 31, 2006	$(2,818)
Unrealized gain	225
Balance at March 31, 2007	$(2,593)

NOTE 13 - STOCK OPTIONS

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

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2007, reflects the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. During the three months ended March 31, 2007, we granted stock options to two employees allowing for the purchase of up to an aggregate of 5,500,000 shares of common stock.

On February 19, 2007, the Company entered into an employment agreement with William Green as President of Asia Operations. The Company issued Mr. Green a ten-year option to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $0.43 per share, the fair market value of the Company’s common stock on the date of grant. The option shall vest in three installments as follows: (i) with respect to 1,000,000 shares at such time Mr. Green relocates to Hong Kong and establishes a home office for the Company in Hong Kong; (ii) with respect to an additional 500,000 shares on (A) the earliest of the first anniversary of the effective date or (B) the achievement of a milestone, as determined by the Board of Directors or (C) the termination of Executive’s employment by the Company; and (iii) with respect to the remaining 1,000,000 shares on the earlier of (A) the time the Company achieves certain performance criteria to be established by the Company’s board of directors or (B) the third anniversary of the option grant. Mr. Green is a sibling of Andrew Green, a significant shareholder and creditor of the Company.

On March 9, 2007, the Company issued a ten-year option to Stephen D. King to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $1.02 per share, the fair market value of the Company’s common stock on the date of grant, in consideration for his services as Chief Executive Officer of the Company. The option vests in six equal annual installments commencing on the first anniversary of the grant date. Under certain circumstances the vesting of the option shall be accelerated, in part: (a) upon the completion of a merger between the Company (or a subsidiary of the Company formed for that purpose) and Easyknit Enterprises Holdings Limited (or a subsidiary of Easyknit Enterprises Holdings Limited formed for that purpose) the then last remaining annual installment shall immediately vest and (b) upon the completion of each material acquisition of mining related assets by the Company the then last remaining annual installment shall immediately vest, provided that, the board of directors of the Company, in its sole discretion, shall determine whether an acquisition is “material.” In the event the Company attempts to obtain listing of its common stock on a stock exchange and such stock exchange, as a condition to listing (to be determined in the sole discretion of the board of directors of the Company), requires that the Company reduce the number of shares issued to Mr. King pursuant to the option, the Company shall be entitled to reduce the number of shares accordingly to obtain listing on that exchange, provided that the shares are not then vested.

The Company recorded $515,341 of compensation expense for the three months ended March 31, 2007, relating to the 5,500,000 stock option grants from this quarter and vesting amounts from options granted in 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense had no material impact on the loss per share for the three months ended March 31, 2007. There remains $4,064,870 of total unrecognized compensation expense, which is expected to be recognized over a period of approximately six years. No share-based employee compensation cost was recognized in the condensed consolidated financial statements for the three-month period ended March 31, 2006.

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

In determining the compensation expense of the options granted during the three months ended March 31, 2007, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below.

Risk free interest rate	4.625%
Expected life of options granted	10 years
Expected volatility factor	158% - 160%
Expected dividend yield	—

Option Grants

The Company has six stock option plans: the 1993 and 1999 Stock Option Plans, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. As of March 31, 2007, an aggregate of 19,750,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. On March 9, 2007, the board of directors of the Company adopted and approved the 2007 Stock Incentive Plan and reserved 5,000,000 shares of its common stock for issuance under the 2007 Plan. Additionally, the Company has two non-plans: the Meteor Director Options and the Non-Plan Stock Options, both of which are outside of its plans.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding December 31, 2006	6,512,000		0.56
Granted	5,500,000		0.75
Canceled or expired	(30,000)		5.00
Exercised	—		—
Options outstanding - March 31, 2007	11,982,000		$0.64

Weighted average fair value of options
granted during the three months ended March 31, 2007			$0.75
Weighted average fair value of options
granted during the three months ended March 31, 2006		$	N/A

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.15 to $0.50	6,775,000	8.7 years	$0.33	$4,531,250
$0.56 to $1.25	4,806,000	7.9 years	$0.87	681,500
$2.75 to $5.00	401,000	0.9 years	$3.07	—
$0.15 to $5.00	11,982,000	8.1 years	$0.64	5,212,750

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.15 to $0.50	3,575,000	8.4 years	$0.30	$2,503,250
$0.56 to $1.25	1,806,000	4.5 years	$0.62	681,500
$2.75 to $5.00	401,000	0.9 years	$3.07	—
$0.15 to $5.00	5,782,000	6.7 years	$0.59	3,184,750

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was none as no options were exercised during the periods.

NOTE 14 - STOCK WARRANTS

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable. No warrant grants were made during the quarter ended March 31, 2007.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price

Outstanding at December 31, 2006	29,578,833	$0.56	$0.12 - $7.15
Granted	—	—	—
Cancelled or expired	—	—	—
Exercised	7,780,000	0.16	.09125- 0.75
Outstanding at March 31, 2007	21,798,833	$0.69	$0.9125 - $7.15

Warrants exercisable at March 31, 2007	21,798,833	$0.69	$0.9125 - $7.15

NOTE 15 - SUBSEQUENT EVENTS

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months, with up to an additional $13,000,000 in convertible secured promissory notes to be issued at the discretion of both parties. The issuance and sale of convertible secured promissory notes under the Convertible Securities Purchase Agreement is subject to certain conditions, including Wits Basin having a sufficient number of authorized and unissued shares available to permit the conversion of the outstanding promissory notes issued to China Gold. Promissory notes issued under the Convertible Securities Purchase Agreement are to have a five-year term, bear interest at a rate of 8.25%, and are convertible at the option of the holder, after the expiration of 120 days from the date of issue, into shares of our common stock at a conversion price of $1.00 per share. The notes are also subject to automatic conversion in certain conditions. On April 10, 2007, we issued and sold the initial promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $3,000,000. Additionally, in May 2007, we offered and sold to China Gold an additional convertible secured promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $2,000,000. To date, we have sold an aggregate of $5,000,000 in convertible secured promissory notes to China Gold, and have received net proceeds of $4,900,000 pursuant to the sale of the notes, less $100,000 paid to an affiliate of China Gold in the form of a loan fee. We also agreed to pay up to $40,000 in accountable expenses of China Gold with respect to notes sold under the Convertible Note Purchase Agreement.

In April 2007, we entered into option agreements to acquire from SSC Mandarin Group Limited (“SSC Mandarin Group”) 100% of the equity interest in two corporations, each of which were shell corporations or had nominal assets at the time: (i) China Global Mining Resources Limited, a British Virgin Islands corporation (“China Global BVI”), for $10,000 HK Dollars, and (ii) China Global Mining Resources Limited, a Hong Kong corporation, for $10,000 HK Dollars.

In April and May 2007, we loaned an aggregate of $3,730,000 to China Global BVI under 6 unsecured promissory notes. Each of the promissory notes accrues interest at a rate of 8%, and are payable on June 30, 2007.

In April 2007, in consideration of a $625,000 loan from Andrew Green, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note has a maturity date of May 28, 2007, and bears simple interest at a rate of 12% per annum. Our payment obligations under the note are secured by a security interest in our option to acquire an interest in SSC-Sino. Additionally, we have provided Mr. Green a right of first refusal to acquire 10% of our interest in the option to acquire the equity interest in SSC-Sino Gold.

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”), whereby Merger Sub will merge with and into us, and we will constitute the surviving corporation to the merger and a wholly owned subsidiary of Easyknit following completion of the merger. Pursuant to the merger, our shareholders immediately prior to the effective time of the merger, on a fully diluted basis, shall hold approximately 46% of the shares of common stock of Easyknit issued and outstanding immediately following the effective time of the merger, on a fully diluted basis (including therein certain proposed share issuances relating to our potential acquisitions). Each of the parties has made and will be required to make at the effective time of the merger standard representations and warranties in the Merger Agreement, and the consummation of the merger is subject to a certain conditions, including, without limitation, the completion and satisfaction of due diligence by the parties, the approval of our stockholders, the approval of Easyknit’s stockholders (in accordance with the Hong Kong Stock Exchange Listing Rules, AMEX Listing Rules and certain other rules and regulations), the effectiveness of the registration statement to be filed with the Securities and Exchange Commission and other standard conditions. The terms of the merger are disclosed in our Current Report on Form 8-K filed with the SEC on April 26, 2007.

This disclosure regarding the merger is issued pursuant to Rule 135 under the Securities Act of 1933, as amended, and shall not constitute an offer to exchange, sell or purchase or the solicitation of an offer to exchange, sell or purchase any securities. An offer of securities in the United States pursuant to a business combination transaction will only be made through a prospectus which is part of an effective registration statement filed with the Securities and Exchange Commission (the “SEC”). In connection with the proposed merger of Wits Basin and Easyknit, Easyknit will file a registration statement on Form F-4, which will include a proxy statement of Wits Basin that also constitutes a prospectus of Easyknit, and other documents with the SEC. Such registration statement, however, is not currently available. SHAREHOLDERS OF WITS BASIN ARE URGED TO READ THE DEFINITIVE REGISTRATION STATEMENT ON FORM F-4 AND OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC, INCLUDING THE DEFINITIVE PROXY STATEMENT/PROSPECTUS THAT WILL BE PART OF THE DEFINITIVE REGISTRATION STATEMENT ON FORM F-4, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. The final proxy statement/prospectus will be mailed to shareholders of Wits Basin. Investors and security holders will be able to obtain a free copy of the proxy statement/prospectus, as well as other filings containing relevant information about Wits Basin and Easyknit without charge, at the SEC’s website (http://www.sec.gov) once such documents are filed with the SEC. Copies of the proxy statement/prospectus will also be available, without charge, once they are filed with the SEC by directing a request to the Company.

Easyknit and Wits Basin, and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Wits Basin’s shareholders with respect to the proposed merger. Information about Easyknit’s directors and executive officers will be available in Wits Basin’s proxy statement to be filed with the SEC as referenced above. Information about Wits Basin’s directors and officers will be available in Wits Basin’s proxy statement to be filed with the SEC as referenced above, and is currently available in Wits Basin’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 16, 2007 and other public filings with the SEC made by Wits Basin. Other information about the participants in the proxy solicitation and a description of their direct and indirect interests (by security holdings or otherwise) will be contained in the proxy statement and other relevant materials after they are filed with the SEC.

NOTE 16 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, Financial Accounting Standards Board (FASB) issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (“FIN 48”). FIN 48 clarifies the accounting treatment (recognition and measurement) for an income tax position taken in a tax return and recognized in a company’s financial statements. The new standard also contains guidance on “derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.” The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS (“SFAS No. 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information to develop those assumptions. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement. We believe the adoption of SFAS No. 157 will not have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS No. 159 will not have a material impact on our consolidated financial position or results of operations.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006.

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of March 31, 2007, we hold interests in mineral exploration projects in Colorado (Bates-Hunter), Mexico (Vianey), South Africa (FSC) and two immaterial projects in Canada. The following is a summary of our three current projects:

On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine in Central City, Colorado, the Golden Gilpin Mill located in Black Hawk, Colorado and the associated real and personal property assets. The closing of the transaction contemplated by the asset purchase agreement is currently anticipated to occur in the 2nd quarter of 2007. The Bates-Hunter Mine was a prior producing gold mine from the 1860’s until the 1930’s. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program.

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

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project.” The exploration efforts that have been conducted were adjacent to the historic Witwatersrand Basin. The last completed drill hole on this property occurred in 2005. Kwagga is a subsidiary of AfriOre International (Barbados) Limited, a corporation formed under the laws of Barbados. On February 16, 2007, Lonmin Plc announced that it acquired all of the equity interest of AfriOre. Lonmin Plc is a primary producer of Platinum Group Metals (PGMs) with its headquarters in London. We are currently in negotiations with Lonmin to revise our current agreement in order to continue with the FSC Project.

As of March 31, 2007, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga, these rights may take the form of ownership interests in entities holding exploration rights. Furthermore, although our main focus is in gold exploration projects, future projects may involve other minerals.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006.

Revenues

We had no revenues from continuing operations for the quarters ended March 31, 2007 and 2006. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,053,952 for the three months ended March 31, 2007 as compared to $1,047,032 for the same period in 2006. Of the expenses reported in 2007 and 2006, the majority related primarily to our marketing programs and consulting fees, which included direct mailing and emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website. We anticipate the future marketing dollar expenditures will decrease for the remainder of fiscal 2007.

Exploration expenses were $723,618 for the three months ended March 31, 2007 as compared to $228,190 for the same period in 2006. Exploration expenses for 2007 relate to the expenditures of the Bates-Hunter and Vianey projects. We anticipate the rate of spending for the remaining fiscal 2007 exploration expenses will increase due to the additional drill rigs at the Bates-Hunter and our due diligence exploratory work continuing at Vianey. Exploration expenses for 2006 related to the expenditures being reported by Kwagga at the FSC Project and the Bates-Hunter project.

Depreciation and amortization expenses were $3,669 for the three months ended March 31, 2007 as compared to $3,521 for the same period in 2006. Related to our due diligence process at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment ($115,522) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method.

Other Income and Expense

Other income and expense consists of interest income, interest expense and other expense. Interest income for the three months ended March 31, 2007 was $2,716 compared to $0 for the same period in 2006. Interest expense for the three months ended March 31, 2007 was $215,896 compared to $674,036 for the same period in 2006. The 2007 and 2006 interest expense relates to promissory notes payable. With the possible acquisition of mining properties in the People’s Republic of China (the “PRC”), we anticipate that interest expense may increase in fiscal 2007, if any such acquisitions occur.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the quarters ended March 31, 2007 and 2006, we had net cash used in operating activities of $1,405,355 and $509,479, respectively.

We had working capital of $295,979 at March 31, 2007, compared to a working capital deficit of $40,333 at December 31, 2006. Cash and equivalents were $368,384 at March 31, 2007, representing an increase of $282,474 from the cash and equivalents of $85,910 at December 31, 2006.

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

On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado). On July 21, 2006, we executed a stock purchase agreement intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine, Golden Gilpin Mill and the associated real and personal property assets. The closing of the transaction contemplated by the Bates Asset Purchase Agreement is anticipated to occur sometime during mid-2007. If a formal closing occurs, we shall deliver to the Sellers (i) the sum of $250,000 Canadian Dollars (or approximately $225,000 US as of March 31, 2007), (ii) a note payable to Sellers in the original principal amount of $6,500,000 Canadian Dollars, (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) 3,620,000 shares of our unregistered and restricted $0.01 par value common capital stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) a warrant to purchase up to 1,000,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election to an unrelated third party.

In May 2005, we entered into warrant exercise agreements with two consultants, allowing them a reduced exercise price on previously issued and outstanding warrants, which both expired on March 31, 2006. They held an aggregate of 3,063,834 warrants exercisable with a range of original pricing from $0.40 to $5.50 per share. Each warrant exercise agreement allowed for monthly exercises with an exercise price of $0.20 per share. Prior to the expiration of the agreements on March 31, 2006, an aggregate of 695,450 warrants were exercised into common stock and we received net proceeds of $139,090.

As of April 1, 2006, we had promissory notes in the aggregate principal amount of $1,100,000 payable to three lenders. We entered into amendments to the arrangements with each of the note holders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we (i) issued an aggregate of 110,000 shares of our common stock to the note holders and (ii) entitled each note holder, at any time on or prior to August 31, 2006, to acquire a number of shares of our common stock, at a price per share of $0.20, equal to the maximum amount of principal drawn against their respective promissory notes divided by $0.20. With the warrant exercises as described below, we paid the obligations under the three promissory notes in May 2006, which required an aggregate of $1,100,000 in cash principal payments. The notes had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock. In August 2006, we extended the August 31, 2006 option date to March 31, 2007 for two of the note holders (Pacific Dawn Capital and Andrew Green, each as discussed below) upon their execution of standby joint venture financing agreements, each of which contemplates participation in joint venture or financing arrangements by such holder for the purposes of financing future mineral exploration projects. The standby agreements sets forth basic terms of any such future joint venture or financing arrangements, including terms relating to the payment of proceeds from any exploration project for which a joint venture or financing arrangement has been entered, but may be subject to written agreements relating to specific projects.

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

Under provisions of a Loan Agreement entered into with Pacific Dawn Capital, and related promissory note issued to Pacific Dawn, Pacific Dawn had the right to purchase, at a price per share of $0.20, a number of shares of our common stock equal to the maximum principal amount drawn against the promissory note divided by $0.20. Of the available right to purchase option of 2,000,000 shares, Pacific Dawn purchased 1,000,000 shares of common stock in December 2006. Pacific Dawn paid $120,000 of the exercise price in December 2006 and the remaining $80,000 in January 2007. In consideration of Pacific Dawn’s agreement to exercise its right to purchase 1,000,000 shares of common stock, we agreed to extend its right to purchase option relating to the other 1,000,000 shares from March 31, 2007 to December 31, 2007.

During 2006, other investors exercised on an aggregate of 1,475,000 stock purchase warrants with an exercise price of $0.25 per share and received 1,475,000 shares of common stock. We received $368,750 in proceeds.

In January 2007, Relevant Marketing, a consultant, acquired 300,000 shares of common stock pursuant to its exercise of a stock purchase warrant, issued in April 2005, to purchase shares at an original exercise price of $0.50 per share, but which was subsequently re-priced to $0.15 per share. Relevant Marketing paid $15,000 of the aggregate $45,000 exercise price in March 2007. We have released 100,000 of the shares, and are holding the remaining 200,000 shares as collateral until the remaining $30,000 is paid. Relevant Marketing employs Deb Kramer, the spouse of our CEO, Stephen D. King.

On February 23, 2007, in consideration of a $700,000 loan to the Company from Andrew Green, a significant shareholder of the Company, the Company issued a promissory note in the principal amount of $700,000 to Mr. Green. The promissory note had a maturity date of March 31, 2007, and bore interest at a rate of 6% per annum. The promissory note was paid in full by March 29, 2007 along with the accrued interest of $3,912. Under the terms of the promissory note, and as additional consideration for the loan, the Company reduced the exercise price of certain warrants to purchase an aggregate of 3,550,000 shares of our common stock from $0.12 to $0.09125 and extended the expiration date of an outstanding right to purchase up to 3,000,000 shares of the Company’s common stock at a price per share of $0.20 from March 31, 2007 to December 31, 2007.

In January 2007, Mr. Green exercised 1,250,000 stock purchase warrants with an exercise price of $0.12 per share and received 1,250,000 shares of common stock and we received $150,000 in proceeds. Then in March 2007, he exercised his remaining outstanding warrants to purchase 3,550,000 shares of the Company’s common stock, with the reduced exercise price of $0.09125 per share and we received $323,937 in proceeds. Additionally, he exercised his right-to-purchase option to purchase 1,450,000 shares (of the available 3,000,000) of the Company’s common stock at $0.20 per share and we further received $290,000 in proceeds.

During the three months ended March 31, 2007, five investors exercised on an aggregate of 2,030,000 stock purchase warrants with exercise prices ranging from $0.12 to $0.40 per share and received 2,030,000 shares of common stock. We received $509,600 in proceeds.

In March 2007, we issued 323,935 shares of our common stock to a consultant, who, pursuant to a cashless exercise clause, surrendered 226,065 of the available shares to pay for the exercise. We previously issued five two-year warrants to the consultant to purchase 550,000 shares of our common stock during fiscal 2005 and 2006, with a range of exercise prices from $0.25 to $0.75 per share.

In March 2007, a consultant exercised a warrant to purchase 100,000 shares of common stock with an exercise price of $0.29 per share. The $29,000 cash exercise amount was paid in April 2007, at which time the shares were delivered to the consultant.

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months, with up to an additional $13,000,000 in convertible secured promissory notes to be issued at the discretion of both parties. The issuance and sale of convertible secured promissory notes under the Convertible Securities Purchase Agreement is subject to certain conditions, including Wits Basin having a sufficient number of authorized and unissued shares available to permit the conversion of the outstanding promissory notes issued to China Gold. Promissory notes issued under the Convertible Securities Purchase Agreement are to have a five-year term, bear interest at a rate of 8.25%, and are convertible at the option of the holder, after the expiration of 120 days from the date of issue, into shares of our common stock at a conversion price of $1.00 per share. The notes are also subject to automatic conversion in certain conditions. On April 10, 2007, we issued and sold the initial promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $3,000,000. Additionally, in May 2007, we offered and sold to China Gold an additional convertible secured promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $2,000,000. To date, we have sold an aggregate of $5,000,000 in convertible secured promissory notes to China Gold, and have received net proceeds of $4,900,000 pursuant to the sale of the notes, less $100,000 paid to an affiliate of China Gold in the form of a loan fee. We also agreed to pay up to $40,000 in accountable expenses of China Gold with respect to notes sold under the Convertible Note Purchase Agreement.

In April 2007, we entered into option agreements to acquire from SSC Mandarin Group Limited (“SSC Mandarin Group”) 100% of the equity interest in two corporations, each of which were shell corporations or had nominal assets at the time: (i) China Global Mining Resources Limited, a British Virgin Islands corporation (“China Global BVI”), for $10,000 HK Dollars, and (ii) China Global Mining Resources Limited, a Hong Kong corporation, for $10,000 HK Dollars.

In April and May 2007, we loaned an aggregate of $3,730,000 to China Global BVI under 6 unsecured promissory notes. Each of the promissory notes accrues interest at a rate of 8%, and are payable on June 30, 2007.

In April 2007, in consideration of a $625,000 loan from Andrew Green, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note has a maturity date of May 28, 2007, and bears simple interest at a rate of 12% per annum. Our payment obligations under the note are secured by a security interest in our option to acquire an interest in SSC-Sino. Additionally, we have provided Mr. Green a right of first refusal to acquire 10% of our interest in the option to acquire the equity interest in SSC-Sino Gold.

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”), whereby Merger Sub will merge with and into us, and we will constitute the surviving corporation to the merger and a wholly owned subsidiary of Easyknit following completion of the merger. Pursuant to the merger, our shareholders immediately prior to the effective time of the merger, on a fully diluted basis, shall hold approximately 46% of the shares of common stock of Easyknit issued and outstanding immediately following the effective time of the merger, on a fully diluted basis (including therein certain proposed share issuances relating to our potential acquisitions). Each of the parties has made and will be required to make at the effective time of the merger standard representations and warranties in the Merger Agreement, and the consummation of the merger is subject to a certain conditions, including, without limitation, the completion and satisfaction of due diligence by the parties, the approval of our stockholders, the approval of Easyknit’s stockholders (in accordance with the Hong Kong Stock Exchange Listing Rules, AMEX Listing Rules and certain other rules and regulations), the effectiveness of the registration statement to be filed with the Securities and Exchange Commission and other standard conditions. The terms of the merger are disclosed in our Current Report on Form 8-K filed with the SEC on April 26, 2007.

This disclosure regarding the merger is issued pursuant to Rule 135 under the Securities Act of 1933, as amended, and shall not constitute an offer to exchange, sell or purchase or the solicitation of an offer to exchange, sell or purchase any securities. An offer of securities in the United States pursuant to a business combination transaction will only be made through a prospectus which is part of an effective registration statement filed with the Securities and Exchange Commission (the “SEC”). In connection with the proposed merger of Wits Basin and Easyknit, Easyknit will file a registration statement on Form F-4, which will include a proxy statement of Wits Basin that also constitutes a prospectus of Easyknit, and other documents with the SEC. Such registration statement, however, is not currently available. SHAREHOLDERS OF WITS BASIN ARE URGED TO READ THE DEFINITIVE REGISTRATION STATEMENT ON FORM F-4 AND OTHER RELEVANT DOCUMENTS FILED OR THAT WILL BE FILED WITH THE SEC, INCLUDING THE DEFINITIVE PROXY STATEMENT/PROSPECTUS THAT WILL BE PART OF THE DEFINITIVE REGISTRATION STATEMENT ON FORM F-4, WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. The final proxy statement/prospectus will be mailed to shareholders of Wits Basin. Investors and security holders will be able to obtain a free copy of the proxy statement/prospectus, as well as other filings containing relevant information about Wits Basin and Easyknit without charge, at the SEC’s website (http://www.sec.gov) once such documents are filed with the SEC. Copies of the proxy statement/prospectus will also be available, without charge, once they are filed with the SEC by directing a request to the Company.

Easyknit and Wits Basin, and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Wits Basin’s shareholders with respect to the proposed merger. Information about Easyknit’s directors and executive officers will be available in Wits Basin’s proxy statement to be filed with the SEC as referenced above. Information about Wits Basin’s directors and officers will be available in Wits Basin’s proxy statement to be filed with the SEC as referenced above, and is currently available in Wits Basin’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 16, 2007 and other public filings with the SEC made by Wits Basin. Other information about the participants in the proxy solicitation and a description of their direct and indirect interests (by security holdings or otherwise) will be contained in the proxy statement and other relevant materials after they are filed with the SEC.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this report, we have estimated our cash needs over the next twelve months, relating to our general and administrative needs along with the Bates-Hunter, Vianey and Kwagga FSC projects, to be approximately $4,800,000 (to include $1,250,000 for the Bates-Hunter, $1,000,000 for Vianey and $1,400,000 for Kwagga). Additionally, should any projects or mergers be completed during 2007, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2007.

As of May 11, 2007, we had only approximately $250,000 of cash and cash equivalents on hand. Since we do not expect to generate any revenue from operations in 2007, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We will also continue to seek additional opportunities relating to our mining operations, and our ability to seek out such opportunities, perform due diligence, and, if successful, acquire such properties or opportunities would require additional capital. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, we currently have only a limited number of available shares of common stock authorized for issuance, and will require shareholder approval to increase our authorized capitalization to raise such additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE HAVE MINIMAL OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of March 31, 2007 we hold certain rights in five projects: the Bates-Hunter Mine in Colorado, the Vianey Concession in Mexico, the FSC Project located in South Africa and two immaterial projects in Canada. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through March 31, 2007, we have incurred an aggregate net loss of $29,752,331. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2006 and 2005, and we have an accumulated deficit as of March 31, 2007. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

WE ARE SUBSTANTIALLY DEPENDENT UPON OUR OFFICERS AND DIRECTORS.

We are substantially dependent on the expertise and industry knowledge of certain of our officers and directors: H. Vance White, the Chairman of our Board of Directors, Norman D. Lowenthal, a director, and Dr. Clyde Smith, our President. The loss of their respective services could have an adverse effect on us and we do not currently have key person insurance with respect to these individuals.

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

WE DO NOT BELIEVE THAT WE HAVE ANY INDEPENDENT DIRECTORS.

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

OUR SUCCESS IN CONNECTION WITH THE FSC PROJECT IS SUBSTANTIALLY DEPENDENT ON THE PROJECT’S OPERATOR.

We are relying heavily on the ability of Afriore, the FSC Project operator, to make prudent use of all funds in connection with the exploration of the FSC Project. If Afriore does not use these funds wisely, we may not realize any return on our investment. Further, we are dependent on the financial health and condition of Afriore, and its parent, Lonmin PLC. In the event Afriore becomes insolvent or otherwise unable to carry out its obligations of exploration, or elected not to pursue the projet further, we could lose the entire amount we have invested in exploration of the FSC Project. We also depend on Afriore to obtain and maintain various governmental licenses and permits necessary to explore and develop the properties. The failure to obtain and maintain such licenses and permits may cause significant delays in exploring and developing the properties, or even may prevent the completion of any of these activities altogether.

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

Item 3. Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Kenneth Swaisland, an individual who previously assigned us certain rights relating to the Bates-Hunter property, has indicated to us his frustration with our delay in closing the purchase of the Bates-Hunter property as well as certain issues concerning the development of the property.  Mr. Swaisland has requested additional consideration from us and, absent such consideration, has threatened to pursue action against the Company to require the reassignment to him of our rights to the Bates-Hunter property as provided in the purchase agreement.  We have reviewed the terms of the underlying documents with Mr. Swaisland, and believe his potential claims against us are without merit, and that his rights under the purchase agreement are limited to the consideration that he is entitled in the event the purchase is completed.  The Company is in discussions with Mr. Swaisland regarding this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2007, we issued 500,000 shares of our common stock to Journey Resources Corporation, a corporation duly organized pursuant to the laws of the Providence of British Columbia, relating to our option to earn up to an undivided 50 percent interest in certain mining claims comprising the Vianey Mine located in Mexico. In connection with this issuance, we relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder, since this was a private transaction, not involving any general solicitation and not constituting a public offering.

In January 2007, we issued Relevant Marketing, a consultant, 300,000 shares of common stock pursuant to its exercise of a stock option at $0.15 per share. 200,000 of these shares are being held as collateral until the remaining $30,000 of the exercise price is paid. Relevant Marketing employs Deb Kramer, the spouse of our CEO, Stephen D. King.

In January 2007, we issued Andrew Green 1,250,000 shares of our common stock upon his exercise of stock purchase warrants at an exercise price of $0.12 per share. In March 2007, we issued an additional 3,550,000 shares to Mr. Green upon his exercise of additional warrants at $0.09125 per share. Also in March 2007, we issued an additional 1,450,000 shares of common stock to Mr. Green upon his exercise of a right-to-purchase option of our common stock at $0.20 per share.

During the three months ended March 31, 2007, we issued an aggregate of 2,030,000 shares of common stock to five investors upon exercise of outstanding warrants.

In March 2007, we issued 323,935 shares of our common stock to a consultant, who, pursuant to a cashless exercise clause, surrendered 226,065 of the available shares to pay for the exercise of stock purchase warrants.

In March 2007, we issued a consultant 100,000 shares of common stock upon exercise of a warrant at an exercise price of $0.29 per share.

Item 6. Exhibits

Exhibit	Description
10.1	Employment Agreement between the Company and William Green dated February 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.2	Stock Option Agreement between the Company and William Green dated February 19, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.3	Promissory Note dated February 23, 2007 issued in favor of Andrew Green (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2007)

10.4	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007)

10.5	Stock Option Agreement between the Company and Stephen D. King dated March 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2007)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: May 17, 2007	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer