Form 10QSB
period 2007-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2007-08-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
As of August 10, 2007, there were 107,139,199 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
JUNE 30, 2007

PART I FINANCIAL INFORMATION

		Page
Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of June 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations -
	For the three months and six months ended
	June 30, 2007 and June 30, 2006	5

	Condensed Consolidated Statements of Cash Flows -
	For the six months ended June 30, 2007 and June 30, 2006	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	20

Item 3.	Controls and Procedures	33

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35
	Signatures	36

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

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$293,338	$85,910
Receivable	298	10,323
Investment - marketable securities	15,750	21,241
Prepaid expenses	804,862	53,815
Total current assets	1,114,248	171,289

PROPERTY AND EQUIPMENT, net	81,460	80,087
ADVANCE PAYMENTS ON EQUITY INVESTMENTS	7,795,000	—
DEBT ISSUANCE COSTS	37,811	—
	$9,028,519	$251,376

LIABILITIES and SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible notes payable, net of original issue discount	$8,833,722	$—
Accounts payable	124,463	68,622
Accrued expenses	787,396	143,000
Total current liabilities	9,745,581	211,622

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value, 150,000,000 shares
authorized; 107,139,199 and 94,747,739 shares issued
and outstanding, respectively	1,071,392	947,477
Additional paid-in capital	49,371,764	42,954,263
Stock subscriptions receivable	(30,000)	(932,600)
Warrants	4,695,735	7,515,487
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(32,885,184)	(27,509,595)
Accumulated other comprehensive loss	(8,309)	(2,818)
Total shareholders’ equity (deficit)	(717,062)	39,754
	$9,028,519	$251,376

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		May 1, 2003 (inception) to June 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	1,719,750	1,016,680	2,773,702	2,063,712	14,654,115
Exploration expenses	552,503	417,571	1,276,121	581,284	8,886,371
Depreciation and amortization	4,127	10,455	7,796	13,976	468,060
Merger transaction costs	738,517	—	986,834	—	986,834
Stock issued as penalty	—	—	—	—	2,152,128
Loss on impairment of Kwagga	—	12,014	—	76,491	2,100,000
Loss on sale of Brazmin	—	—	—	—	667,578
Loss on disposal of assets	—	—	—	—	1,633
Total operating expenses	3,014,897	1,456,720	5,044,453	2,735,463	29,916,719
Loss from Operations	(3,014,897)	(1,456,720)	(5,044,453)	(2,735,463)	(29,916,719)

Other Income (Expense):
Other income (expense), net	731	3,901	3,447	3,901	36,794
Interest expense	(118,687)	(821,046)	(334,583)	(1,495,082)	(3,270,333)
Total other expense	(117,956)	(817,145)	(331,136)	(1,491,181)	(3,233,539)
Loss from Operations before Income Tax
Benefit and Discontinued Operations	(3,132,853)	(2,273,865)	(5,375,589)	(4,226,644)	(33,150,258)
Benefit from Income Taxes	—	—	—	—	243,920
Loss from Continuing Operations	$(3,132,853)	$(2,273,865)	$(5,375,589)	$(4,226,644)	$(32,906,338)

Discontinued Operations
Gain from discontinued operations	—	—	—	—	21,154
Net Loss	$(3,132,853)	$(2,273,865)	$(5,375,589)	$(4,226,644)	$(32,885,184)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.06)	$(0.58)
Discontinued operations	—	—	—	—	—
Net Loss	$(0.03)	$(0.03)	$(0.05)	$(0.06)	$(0.58)

Basic and diluted weighted average
outstanding shares	105,181,207	81,451,709	101,268,623	74,633,474	56,607,553

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003
	Six months ended June 30,		(inception) to
	2007	2006	June 30, 2007

OPERATING ACTIVITIES:
Net loss	$(5,375,589)	$(4,226,644)	$(32,885,184)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	7,796	13,976	468,060
Loss on disposal of assets	—	—	1,633
Loss on sale of Brazmin	—	—	667,578
Gain from discontinued operations	—	—	(21,154)
Issuance of common stock for exploration rights	160,000	169,646	5,300,090
Loss on impairment of Kwagga	—	76,491	2,100,000
Amortization of debt issuance costs	13,729	4,662	152,587
Amortization of original issue discount	216,566	798,889	1,917,847
Amortization of prepaid consulting fees related to issuance of warrants and common stock	275,576	813,947	4,839,664
Compensation expense related to stock options	725,275	—	848,148
Issuance of common stock and warrants for services	—	419,524	1,169,522
Contributed services by an executive	—	50,000	274,500
Issuance of common stock as penalty related to October 2003 private placement	—	—	2,152,128
Interest expense related to issuance of common stock and warrants	—	721,630	1,173,420
Changes in operating assets and liabilities:
Accounts receivable, net	10,025	—	17,719
Prepaid expenses	(210,865)	(305,164)	(337,628)
Accounts payable	55,841	(71,399)	54,182
Accrued expenses	644,396	15,557	566,809
Net cash used in operating activities	(3,477,250)	(1,518,885)	(11,540,079)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,169)	(8,854)	(115,523)
Proceeds from sale of Brazmin	—	—	125,000
Purchases of investments	—	—	(2,244,276)
Advance payments on equity investments	(7,795,000)	—	(7,795,000)
Net cash used in investing activities	(7,804,169)	(8,854)	(10,029,799)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(1,325,000)	(1,100,000)	(2,759,645)
Cash proceeds from issuance of common stock, net of offering costs	680,000	—	5,525,272
Cash proceeds from exercise of stock options	30,000	—	199,900
Cash proceeds from exercise of warrants	2,010,387	3,635,415	6,496,047
Cash proceeds from short-term debt, net of origination fees totaling $180,000	10,145,000	350,000	11,245,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(51,540)	—	(190,398)
Net cash provided by financing activities	11,488,847	2,903,415	21,166,176
Increase (Decrease) in Cash and Equivalents	207,428	1,375,676	(403,702)
Cash and Equivalents, beginning of period	85,910	117,816	697,040
Cash and Equivalents, end of period	$293,338	$1,493,492	$293,338

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”), is a minerals exploration and development company based in Minneapolis, Minnesota. As of June 30, 2007, we hold interests in mineral exploration projects in Colorado (Bates-Hunter Mine), Mexico (Vianey), South Africa (FSC) and two immaterial projects in Canada. The following is a summary of our current projects:

On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine in Central City, Colorado, the Golden Gilpin Mill located in Black Hawk, Colorado and the associated real and personal property assets. On March 1, 2007, we executed an amendment to the asset purchase agreement, whereby the Golden Gilpin Mill and adjacent real property were removed from the transaction. On May 31, 2007, we executed a further amendment to the asset purchase agreement, whereby the closing of the transaction contemplated by the asset purchase agreement has been extended to March 31, 2008, or sooner should we complete our due diligence. The Bates-Hunter Mine was a prior producing gold mine from the 1860’s until the 1930’s. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program.

On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a twenty five percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  We also own the exclusive right and option to acquire up to an additional twenty five percent undivided beneficial interest in the project, which would require us to provide an additional $400,000 to Journey by September 30, 2007.

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project.” The exploration efforts that have been conducted are adjacent to the historic Witwatersrand Basin. The last completed drill hole on this property occurred in 2005. Kwagga is a subsidiary of AfriOre International (Barbados) Limited, a corporation formed under the laws of Barbados. On February 16, 2007, Lonmin Plc announced that it acquired all of the equity interest of AfriOre. Lonmin Plc is a primary producer of Platinum Group Metals (PGMs) with its headquarters in London. We are currently in negotiations with Lonmin to revise our current agreement in order to continue with the FSC Project.

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”), whereby Merger Sub will merge with and into us, and we will constitute the surviving corporation to the merger and a wholly owned subsidiary of Easyknit following completion of the merger. Pursuant to the merger, our shareholders immediately prior to the effective time of the merger, on a fully diluted basis, shall hold approximately 46 percent of the shares of common stock of Easyknit issued and outstanding immediately following the effective time of the merger, on a fully diluted basis (including therein certain proposed share issuances relating to our potential acquisitions). Each of the parties has made and will be required to make at the effective time of the merger standard representations and warranties in the Merger Agreement, and the consummation of the merger is subject to certain conditions, including, without limitation, the completion and satisfaction of due diligence by the parties, the approval of our stockholders, the approval of Easyknit’s stockholders (in accordance with the Hong Kong Stock Exchange Listing Rules, AMEX Listing Rules and certain other rules and regulations), the effectiveness of the registration statement to be filed with the Securities and Exchange Commission and other standard conditions.

On May 21, 2007, the parties to the Merger Agreement entered into Amendment No. 1 to Agreement and Plan of Merger and Reorganization (the “Amendment”), whereby the parties amended the Merger Agreement to, among other things, clarify the terms of the exchange ratio applicable to the merger and to set the break up fee applicable to the Merger Agreement at US$30 million, instead of three percent of the aggregate merger consideration. The Amendment further identifies an additional member of Easyknit’s board of directors.

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

As of June 30, 2007, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed April 16, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year as a whole.

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

As of June 30, 2007, we have (i) 11,659,500 shares of common stock issuable upon the exercise of stock options with a weighted average exercise price of $0.57 per share issued under our stock option plans, (ii) 19,501,273 shares of common stock issuable upon the exercise of warrants with a weighted average exercise price of $0.70 per share, (iii) reserved 4,720,000 shares issuable upon the closing of the transaction contemplated by the asset purchase agreement pertaining to the Bates-Hunter Mine (3,620,000 shares of common stock and 1,100,000 shares of common stock for the exercise of warrants, exercisable at $0.75 per share), (iv) reserved an aggregate of 1,000,000 shares of common stock pursuant to amendments of a secured promissory note and subsequent extensions of certain purchase rights, with a per share purchase price of $0.20 per share and (v) reserved 9,000,000 shares of our common stock, at a conversion price of $1.00 per share, related to a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), convertible at the option of China Gold. These 45,880,773 shares were excluded from the basic and diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

Furthermore, to enable us to issue some of the aforementioned derivative securities in an effort to obtain necessary financing without exceeding our authorized capital of 150,000,000 shares, we have obtained the agreement of certain of our derivative securityholders holding securities exercisable or convertible into an aggregate of 6,263,000 shares of our common stock that such securityholders will not exercise (and are prohibited from exercising) their respective derivative securities unless and until such time that we increase the number of our authorized shares to permit the “re-authorization” of such shares underlying the derivative securities. Further, these securityholders have acknowledged that, absent our obtaining the required shareholder consent to increase the number of shares of authorized capital stock, they will lose all rights to the securities in question. We have also issued additional derivative securities exercisable or convertible into xxxx shares that would exceed our authorized capital, but each of these issuances is subject to a number of conditions, specifically including an increase in the number of our authorized shares. Absent such increase, these derivative securities will not be exercisable or convertible.

NOTE 4 - COMPANY’S CONTINUED EXISTENCE

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company during its exploration stage has sustained losses totaling $32,885,184. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. We have estimated our cash needs over the next twelve months, relating to our general and administrative needs along with the Bates-Hunter Mine, Vianey and FSC Project, to be approximately $4,400,000. However, this does not take into account our needs relating to any mergers or future acquisitions, which amounts we cannot estimate at this time. In the event that we are unable to obtain other additional capital in the future, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

In January 2007, we entered into a three-year surface use agreement with an unrelated party (husband and wife owners) for the purpose of having access to their property located in Gilpin County, Colorado, which allows us access to, from and across the surface of their property and the right to enter upon their property for the purpose of conducting our mineral exploration and drilling activities. The agreement required an initial $15,000 payment and the establishment of an escrow account for the disbursement of two annual payments of $15,000 in January 2008 and 2009. The agreement is cancelable upon the immediate release of the remaining escrow funds to the owners of the property. The escrow balance accrues nominal interest, of which we have recorded $298 for the six months ended June 30, 2007.

NOTE 6- INVESTMENT - MARKETABLE SECURITIES

We hold 225,000 shares (nominal amount) of MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company (TSX-V:BMK), that we received under joint venture agreements with MacDonald. We received 175,000 of the shares in 2004 and received an additional 50,000 shares in 2006 with respect to certain Canadian projects.

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees are calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have internal infrastructure to perform. The amortization periods coincide with terms of the agreements. In May 2007 and again in June 2007, we extended the expiration date on two warrants held by Thomas Brazil, a greater than five percent beneficial shareholder, for future services to be rendered during the remainder of 2007. The previously issued and outstanding warrants allow for the purchase of up to an aggregate of 1,380,000 shares of common stock at $1.00 per share, with an expiration date of December 31, 2007. An additional $815,758 resulted from the modification of these warrants, which was calculated using the Black-Scholes pricing model.

The other prepaid expenses contain miscellaneous amounts we have prepaid for general and administrative purposes and a $200,000 retainer paid to a law firm in Hong Kong handling the legal matters regarding the potential merger with Easyknit. These prepaid items are being expensed as utilized.

Included in the other prepaid expenses, as of December 31, 2006, are two bonds (held in the form of certificate of deposit, CD, $10,000 each) required by the State of Colorado for exploration activities. In April 2007, one of the CD’s was released and returned to the Company by the State. The remaining CD accrues nominal interest and will not be expensed unless an event requires us to release it to the State.

Components of prepaid expenses are as follows:

	June 30,	December 31,
	2007	2006
Prepaid consulting fees	$566,009	$25,827
Other prepaid expenses	238,853	27,988
	$804,862	$53,815

NOTE 8 - PROPERTY AND EQUIPMENT

Related to our on-going exploration efforts at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years. Components of our depreciable assets are as follows:

	June 30,	December 31,
	2007	2006
Equipment purchases	$115,522	$106,353
Less accumulated depreciation	(34,062)	(26,266)
	$81,460	$80,087

NOTE 9 - DEBT ISSUANCE COSTS

With respect to legal services relating to certain convertible notes payable (See Note 10 - Convertible Notes Payable) we paid $42,400 of debt issuance costs. The following table summarizes the amortization of debt issuance costs:

	June 30,	December 31,
	2007	2006
Gross debt issuance costs	$42,400	$—
Less: amortization of debt issuance costs	(4,589)	—
Debt issuance costs, net	$37,811	$—

NOTE 10 - CONVERTIBLE NOTES PAYABLE

In April 2007, in consideration of a $625,000 loan from Andrew Green a significant shareholder, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note bore simple interest at a rate of 12% per annum and was paid in full in June 2007 along with $11,096 of interest. Additionally, we have provided Mr. Green a right of first refusal to acquire 10% of our interest in the option to acquire the equity interest in SSC-Sino Gold (See Note 11).

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months, with up to an additional $13,000,000 in convertible secured promissory notes to be issued at the discretion of both parties. The issuance and sale of convertible secured promissory notes under the Convertible Securities Purchase Agreement is subject to certain conditions, including Wits Basin having a sufficient number of authorized and unissued shares available to permit the conversion of the outstanding promissory notes issued to China Gold. Promissory notes issued under the Convertible Securities Purchase Agreement are to have a five-year term, bear interest at a rate of 8.25%, and are convertible at the option of the holder, after the expiration of 120 days from the date of issue, into shares of our common stock at a conversion price of $1.00 per share. The notes are also subject to automatic conversion in certain conditions. On April 10, 2007, we issued and sold the initial promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $3,000,000, with a purchase discount of $60,000. Additionally, on May 7, 2007, we offered and sold to China Gold an additional convertible secured promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $2,000,000, with a purchase discount of $40,000.

On June 19, 2007, we entered into an Amendment to Convertible Notes Purchase Agreement with China Gold, whereby the parties amended the terms of the Convertible Notes Purchase Agreement discussed above (as amended, the “Purchase Agreement”) to (a) clarify that the obligations of the parties under the Purchase Agreement to sell and purchase convertible notes under the Purchase Agreement shall terminate at the earlier of (i) April 10, 2008 and (ii) the date of effectiveness of our proposed merger with Easyknit Enterprises Holdings Limited (“Easyknit”), (b) to provide us an opportunity to prepay our obligations under notes issued under the Purchase Agreement, in which case China Gold is entitled to a purchase right to acquire shares of our common stock at equivalent terms to its rights to otherwise convert the notes issued under the Purchase Agreement, and (c) extend certain registration rights of China Gold.

On June 19, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). Note 3 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on the Notes is subject to automatic conversion in the event we complete the proposed merger transaction with Easyknit. Note 3 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate of amount of at least $50,000,000 from a third party. The maturity date of Note 3 is September 17, 2007, but may be extended upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit have not terminated the proposed merger. In the event the merger is terminated after September 17, 2007, our obligations under Note 3 shall become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We have also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 3.

In the event the Company and/or any of our majority-owned subsidiaries receive, at a time when any Notes remain outstanding, cumulative financing in the form of cash or immediately available funds from one or more third parties in the aggregate amount of at least $50,000,000 from and after June 19, 2007, (a “Substantial Financing”), the outstanding Notes issued under the Purchase Agreement shall be due and payable out of the proceeds from such Substantial Financing. In the event such prepayment of any or all outstanding Notes, the respective Holder of each such prepaid Note shall be entitled to receive from the Company, from the date of such prepayment until the earlier of (i) immediately prior to the proposed Easyknit merger or (ii) five (5) years from the date of such prepayment, at a purchase price of $1.00 per share, the right to purchase the number of shares of our common stock equal to the amount prepaid on such Note divided by $1.00.

As of June 30, 2007, we have issued an aggregate of $9,000,000 of notes under the Purchase Agreement and have received net proceeds of $8,820,000 pursuant to the issuance of the notes, less $180,000 paid to an affiliate of China Gold in the form of a loan discount fee. The resulting original issue discount is being amortized over the life of the notes using the straight-line method, which approximates the interest method. We also agreed to pay $40,000 in accountable expenses of China Gold with respect to notes issued under the Purchase Agreement. The following table summarizes the notes balance:

Original gross proceeds	$9,000,000
Less: original issue discount at time of issuance of notes	(180,000)
Less: principal payments	—
Add: amortization of original issue discount	13,722
Balance at June 30, 2007	$8,833,722

NOTE 11 - ADVANCE PAYMENTS ON EQUITY INVESTMENTS

In the first quarter of 2007, we entered into an agreement, with board approval, to acquire from SSC Mandarin Financial Services Limited (“SSC Mandarin Financial”), a 40% equity interest in SSC Mandarin Africa (Proprietary) Limited, a South African corporation (“SSC Mandarin Africa”), which was previously a wholly owned subsidiary of SSC Mandarin Financial, for $400,000 USD, which has been paid. SSC Mandarin Africa holds certain finder agreements to locate iron ore properties for potential acquisition by a South African mining company. Norman Lowenthal, a director, was a non-executive chairman of SSC Mandarin Financial until June 2007.

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

We have loaned an additional $7,295,000 of the proceeds from the China Gold notes to China Global Mining Resources Limited, a British Virgin Islands corporation (“CGMR”), for uses relating to the acquisition of certain nickel, gold and iron ore mines in which CGMR is involved.

In consideration of the loans to CGMR, CGMR has issued us promissory notes in the amounts of $5,000,000, $2,000,000 and $1,923,100.

•
CGMR’s obligations under the $5,000,000 promissory note are secured by its rights to (i) an Equity Transfer Heads of Agreement dated May 4, 2007, in respect of purchase of 95% of the equity in Yun County Changjiang Mining Company Limited; and (ii) an Equity and Asset Transfer Heads of Agreement, dated May 4, 2007, in respect of purchase of 100% equity in Nanjing Sudan Mining Co., Ltd. and assets from both of Mannshan Zhaoyuan Mining Co., Ltd. and Xiaonanshan Mining Co., Ltd.

•
CGMR’s obligations under the $2,000,000 promissory note are secured by its rights under (i) a Joint Venture Agreement dated April 14, 2007 and Supplemental Agreement dated June 6, 2007, in respect of acquisition of 80% equity interest in Sino-American Hua Ze Nickel & Cobalt Metal Co., Ltd; and (ii) a commodity purchase agreement dated June 15, 2007, for the purchase of 40 tons of electrolytic nickel.

•
CGMR’s obligations under the $1,923,100 promissory note are secured by its rights under its entire interest in Equity Transfer Heads of Agreement, dated April 26, 2007 between SSC Sino-Gold Consulting Co., Ltd., and Ma Qianzhou in respect of the purchase of 80% equity in Tongguan Taizhou Gold Mining Co., Ltd.

As a result of the Company subsequently purchasing CGMR, see Note 17, these promissory notes were reclassified as “Advances on Equity Investments” in the Company’s financial statements.

There exists the need for additional funding in order to complete our participation in the above mining projects. If we are unable to obtain the necessary funding, we may not be able to recover the advances on a timely basis, or at all.

NOTE 12 - STOCK SUBSCRIPTIONS RECEIVABLE

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

NOTE 13 - COMPREHENSIVE LOSS

Comprehensive loss includes our net loss and the change in unrealized gain (loss) on available for sale investments (the 225,000 shares of MacDonald common stock held). We report the unrealized gain (loss) on the investment in securities in our Condensed Consolidated Balance Sheets. The following table details the changes in our Accumulated Other Comprehensive Loss balance:

Balance at December 31, 2006	$(2,818)
Unrealized loss	(5,491)
Balance at June 30, 2007	$(8,309)

NOTE 14 - STOCK OPTIONS

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

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2007, reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. During the three months ended March 31, 2007, we granted stock options to two employees allowing for the purchase of up to an aggregate of 5,500,000 shares of common stock. No options were granted during the three months ended June 30, 2007.

The Company recorded $725,275 of compensation expense for the six months ended June 30, 2007, relating to the 5,500,000 stock option grants in the first six months of 2007 and vesting amounts from options granted in 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense had no material impact on the loss per share for the three months ended June 30, 2007 and had a $0.01 per share impact on the six months ended June 30, 2007. There remains $3,854,936 of total unrecognized compensation expense, which is expected to be recognized over a period of approximately six years. No share-based employee compensation cost was recognized in the condensed consolidated financial statements for the six month period ended June 30, 2006.

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

In determining the compensation expense of the options granted, the fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in those calculations were:

For the Six Months Ended June 30,
	2007	2006
Risk free interest rate	4.62% - 4.87%	4.25% - 4.87%
Expected life of options granted	10 years	10 years
Expected volatility factor	155% - 160%	178% - 186%
Expected dividend yield	--	--

Option Grants

The Company has six stock option plans: the 1993 and 1999 Stock Option Plans, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. As of June 30, 2007, an aggregate of 17,250,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. On March 9, 2007, the board of directors of the Company adopted and approved the 2007 Stock Incentive Plan and reserved 5,000,000 shares of its common stock for issuance under the 2007 Plan. Additionally, the Company has one plan outside of its plans, designated under the title of “Non-Plan Stock Options.”

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding December 31, 2006	6,512,000		$0.56
Granted	5,500,000		0.75
Canceled or expired	(352,500)		0.31
Exercised	—		—
Options outstanding - June 30, 2007	11,659,500		$0.57

Weighted average fair value of options granted during the six months ended June 30, 2007			$0.75

Weighted average fair value of options granted during the six months ended June 30, 2006		$	N/A

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.15 to $0.43	6,775,000	8.4 years	$0.33	$4,395,750
$0.56 to $1.02	4,806,000	7.0 years	0.87	649,500
$2.75 to $4.25	78,500	1.5 years	3.13	—
$0.15 to $4.25	11,659,500	6.2 years	$0.57	$5,045,250

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.15 to $0.43	3,575,000	8.0 years	$0.30	$3,043,750
$0.56 to $1.02	1,806,000	4.5 years	0.62	649,500
$2.75 to $4.25	78,500	1.5 years	3.13	—
$0.15 to $4.25	5,459,500	5.0 years	$0.45	$3,693,250

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was zero as no options were exercised during the periods.

NOTE 15 - STOCK WARRANTS

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable. No warrant grants were made during the six months ended June 30, 2007.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price

Outstanding at December 31, 2006	29,578,833	$0.56	$0.12 - $7.15
Granted	—	—	— - —
Cancelled or expired	(935,060)	1.21	0.83 - 1.25
Exercised	(9,142,500)	0.16	0.09125 - 0.75
Outstanding at June 30, 2007	19,501,273	$0.70	$0.12 - $7.15

Warrants exercisable at June 30, 2007	19,501,273	$0.70	$0.12 - $7.15

NOTE 16 - INCOME TAXES

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

NOTE 17 - SUBSEQUENT EVENTS

On July 9, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $800,000 (“Note 4”). Note 4 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on Note 4 is subject to automatic conversion in the event we complete the proposed merger transaction with Easyknit. Note 4 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate of amount of at least $50,000,000 from a third party. The maturity date of Note 4 is October 7, 2007, but may be extended upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit have not terminated their proposed merger. In the event the merger is terminated after October 7, 2007, our obligations under Note 4 shall become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We have also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 4.

Acquisition of China Global Mining Resources Limited

On July 27, 2007, we entered into a Sale and Shares and Claims Agreement with SSC Mandarin Group Limited (“SSC Mandarin Group”) and China Global Mining Resources Limited, a company incorporated under the laws of the British Virgin Islands (“CGMR”), pursuant to which we acquired from SSC Mandarin Group 100% of the equity interest in CGMR for a purchase price of $10,000 Hong Kong dollars (approximately US$1,300), which was paid on August 1, 2007. Prior to this acquisition, the Company had loaned an aggregate of approximately US$8 million to CGMR for the purpose of investments and financings used toward various mining properties which are referenced below. William Green, our President of Asia Operations, also serves as the President of CGMR. On July 27, 2007, pursuant to a Sale and Shares and Claims Agreement with SSC Mandarin Group and China Global Mining Resources Limited, a company incorporated under the laws of Hong Kong (“China Global HK”), we also acquired from SSC Mandarin Group a 100% equity interest in China Global HK for HK$10,000, which was paid on August 1, 2007. China Global HK is currently a shell corporation, incorporated mainly for the purpose of retaining the rights to use the name “China Global Mining Resources” in Hong Kong.

CGMR holds rights to acquire interests in various nickel, gold and iron ore mining properties located in the People’s Republic of China (the “PRC”). CGMR has entered into a Joint Venture Agreement with Shaanxi Hua Ze Nickel Smelting Co. (“Shaanxi Hua Ze”) dated April 14, 2007, as supplemented on June 6, 2007, providing for a joint venture relating to the Xing Wang Mine, a nickel mine located in the Qinghai province of the PRC. Pursuant to the agreement, CGMR would be required to provide approximately 425 million Chinese Renminbi, or RMB, (approximately US$52 million) to the joint venture, to be used for the development and improvement of the mining property and production facility and other purposes, in exchange for 40% of the interest in the joint venture. CGMR would also have an obligation to provide an additional 155 million RMB (approximately $19 million) to the joint venture in the event the joint venture secures rights to property with an additional 200,000 tonnes of nickel. Finally, CGMR would have the right to acquire an additional 40% interest in the joint venture for an additional contribution of approximately 580 million RMB (approximately US$71 million). CGMR has entered into a supply agreement with Shaanxi Hua Ze to purchase forty tonnes of nickel for approximately $2 million, which serves as a prepayment of contribution to the joint venture. CGMRs obligations under the Joint Venture Agreement are subject to the receipt of certain government approvals and CGMR’s completion of, and satisfaction with, due diligence.

CGMR also holds a right to acquire 100% of Nanjing Sudan Mining Co. Ltd. (which holds a processing plant), two iron ore mining properties located in the Anhui province of the PRC (Maanshan Zhaoyuan Mining Co. Ltd. and Xiaonanshan Mining Co., Ltd.), and related assets. The final purchase price is dependent upon proven tonnage of these mines. CGMR has advanced an aggregate of $5 million to the sellers to date. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion of due diligence, and satisfaction of certain indicated iron ore reserve requirements, among other conditions. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers. The amounts advanced to the sellers to date, and the payment obligations under the management services contract, may be applied by CGMR against the purchase price.

CGMR holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million to be paid in cash and stock. CGMR is required to arrange for a loan to Changjiang in the amount of $10 million, secured by the capital stock of Changjiang. Additionally, in the event CGMR and Changjiang enter into an exclusive supply agreement relating to the purchase by CGMR of iron ore from Changjiang, CGMR will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion of due diligence, and satisfaction of certain indicated iron ore reserve requirements, among other conditions. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers.

Acquisition of interest in SSC Mandarin Africa (Proprietary) Limited

On July 27, 2007, we also entered into a Sale of Shares and Claims Agreement with SSC Mandarin Financial Services Limited (“SSC Mandarin Financial”) and SSC Mandarin Africa (Proprietary) Limited, a company incorporated under the laws of the Republic of South Africa (“Mandarin Africa”), pursuant to which we acquired from SSC Mandarin Financial a 40% equity interest in SSC Mandarin Africa for a purchase price of US$400,000. Mandarin Africa’s only current asset is a two-year contract with Kumba Iron Ore, an affiliate of Anglo-American, dated August 4, 2006, whereby Mandarin Africa will introduce Kumba to iron ore mining projects located in the PRC. Norman D. Lowenthal, a director of ours, served as Chairman of SSC Mandarin Financial until June 2007.

 Acquisition of Option to acquire interest in SSC-Sino Gold Consulting Co. Limited

On July 27, 2007, we entered into an Option Agreement with SSC Mandarin Financial and SSC-Sino Gold Consulting Co. Limited, a company incorporated under the laws of the PRC (“SSC-Sino Gold”), pursuant to which we acquired, for US$100,000, a three-year option to purchase a 60% equity interest in SSC-Sino Gold for an exercise price of US$5,000,000. SSC-Sino Gold holds rights to acquire an 80% interest in Tongguan Taizhou Gold Mining Co., Ltd., which holds licenses relating to a gold mine located in the Shaanxi province of the PRC, for 320 million RMB (approximately US$39 million), payable in a combination of cash and stock. SSC-Sino Gold is obligated to arrange for a loan to Tongguan Taizhou in the amount of 120 million RMB (approximately US$15 million), subject to completion of a feasibility report relating to the mining property. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion of due diligence, and satisfaction of certain indicated iron ore reserve requirements and an increase in production of ore material, among other conditions. Additionally, in the event the transaction is consummated, SSC-Sino Gold will be required to enter into an eight-year management services contract with the seller. In addition to the option price of $100,000, we have agreed to guaranty up to an aggregate of $2 million loaned to SSC-Sino Gold by William Green, our President of Asia Operations, and Andrew Green, a significant shareholder of ours and the brother of William Green. The proceeds of the loan are to be used for the expansion of exploration and mining rights on property adjacent to the mining property.

NOTE 18 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of June 30, 2007, we hold interests in mineral exploration projects in Colorado (Bates-Hunter Mine), Mexico (Vianey), South Africa (FSC) and two immaterial projects in Canada. The following is a summary of our current projects:

On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine in Central City, Colorado, the Golden Gilpin Mill located in Black Hawk, Colorado and the associated real and personal property assets. On March 1, 2007, we executed an amendment to the asset purchase agreement, whereby the Golden Gilpin Mill and adjacent real property were removed from the transaction. On May 31, 2007, we executed a further amendment to the asset purchase agreement, whereby the closing of the transaction contemplated by the asset purchase agreement has been extended to March 31, 2008, or sooner should we complete our due diligence. The Bates-Hunter Mine was a prior producing gold mine from the 1860’s until the 1930’s. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program.

On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a twenty five percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  We also own the exclusive right and option to acquire up to an additional twenty five percent undivided beneficial interest in the project, which would require us to provide an additional $400,000 to Journey by September 30, 2007.

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project.” The exploration efforts that have been conducted are adjacent to the historic Witwatersrand Basin. The last completed drill hole on this property occurred in 2005. Kwagga is a subsidiary of AfriOre International (Barbados) Limited, a corporation formed under the laws of Barbados. On February 16, 2007, Lonmin Plc announced that it acquired all of the equity interest of AfriOre. Lonmin Plc is a primary producer of Platinum Group Metals (PGMs) with its headquarters in London. We are currently in negotiations with Lonmin to revise our current agreement in order to continue with the FSC Project.

As of June 30, 2007, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2006.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2007 and 2006. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,719,750 for the three months ended June 30, 2007 as compared to $1,016,680 for the same period in 2006. General and administrative expenses were $2,773,702 for the six months ended June 30, 2007 as compared to $2,063,712 for the same period in 2006. Of the expenses reported in 2007, the majority related primarily to our direct expenses relating to the Easyknit merger, the acquisition of China mining projects and consulting fees, which included direct mailing and emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website. Of the expenses reported in 2006, the majority related primarily to our marketing programs and consulting fees. We anticipate the future marketing dollar expenditures will decrease for the remainder of fiscal 2007.

Exploration expenses were $552,503 for the three months ended June 30, 2007 as compared to $429,585 for the same period in 2006. Exploration expenses were $1,276,121 for the six months ended June 30, 2007 as compared to $657,775 for the same period in 2006. Exploration expenses for 2007 relate to the expenditures of the Bates-Hunter Mine and Vianey projects. We anticipate the rate of spending for the remaining fiscal 2007 exploration expenses will increase due to the additional drill rigs at the Bates-Hunter Mine and our due diligence exploratory work continuing at Vianey. Exploration expenses for 2006 related to the expenditures being reported by Kwagga at the FSC Project and the Bates-Hunter Mine project.

Depreciation and amortization expenses were $4,127 for the three months ended June 30, 2007 as compared to $10,455 for the same period in 2006. Depreciation and amortization expenses were $7,796 for the six months ended June 30, 2007 as compared to $13,976 for the same period in 2006. Related to our due diligence process at the Bates-Hunter Mine, we have made certain purchases of equipment ($115,522) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method.

Other Income and Expense

Other income and expense consists of interest income, interest expense and other expense. Interest income for the three months ended June 30, 2007 was $731 compared to $3,901 for the same period in 2006. Interest income for the six months ended June 30, 2007 was $3,447 compared to $3,901 for the same period in 2006. Interest expense for the three months ended June 30, 2007 was $118,687 compared to $821,046 for the same period in 2006. Interest expense for the six months ended June 30, 2007 was $334,583 compared to $1,495,082 for the same period in 2006. The 2007 and 2006 interest expense relates to promissory notes payable. With the possible acquisition of mining properties in the People’s Republic of China (the “PRC”), we anticipate that interest expense may increase in fiscal 2007, if any such acquisitions occur.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of securities. We do not generate sufficient net positive cash flows from our operations to fund the next twelve months. For the six months ended June 30, 2007 and 2006, we had net cash used in operating activities of $3,477,251 and $1,518,885, respectively.

We had working capital deficits of $8,631,333 at June 30, 2007, compared to $40,333 at December 31, 2006. Cash and equivalents were $293,338 at June 30, 2007, representing an increase of $207,428 from the cash and equivalents of $85,910 at December 31, 2006.

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

On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado). On July 21, 2006, we executed a stock purchase agreement intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine, Golden Gilpin Mill and the associated real and personal property assets. On March 1, 2007, we executed an amendment to the asset purchase agreement, whereby the Golden Gilpin Mill and adjacent real property were removed from the transaction. On May 31, 2007, we executed a further amendment to the asset purchase agreement, whereby the closing of the transaction contemplated by the asset purchase agreement has been extended to March 31, 2008, or sooner should we complete our due diligence. If a formal closing occurs, we shall deliver to the Sellers (i) the sum of $250,000 Canadian Dollars (or approximately $225,000 US as of March 31, 2007), (ii) a note payable to Sellers in the original principal amount of $6,500,000 Canadian Dollars, (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) 3,620,000 shares of our unregistered and restricted $0.01 par value common capital stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) warrants to purchase up to 1,100,000 shares of our common stock, at an exercise price of $0.75 per share; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election to an unrelated third party.

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

On April 28, 2006, we completed a round of financing through the exercise of issued and outstanding warrants (the “Exercise Offer”) to certain warrant holders who qualified as accredited investors. For each two warrants exercised by a warrant holder, the warrant holder received two shares of common stock and a new three-year warrant (Class C Redeemable Warrant) with an exercise price of $0.50 per share. Certain of the warrant holders were offered a limited time reduction of the exercise price (in which the warrants were originally priced from $5.50 to $0.75 per share) to $0.25 per share.  We accepted subscription agreements to exercise 15,577,401 common stock purchase warrants and received approximately $3.84 million in cash (which includes $307,600 for which we accepted, in lieu of cash, a secured promissory note, which accrued interest of five percent per annum, was due December 29, 2006 and is secured by the stock issued). The secured promissory note was paid in February 2007 along with the $10,323 of interest receivable. No placement agents or broker/dealers were utilized.

On December 18, 2006, we entered into a formal joint venture agreement (pursuant to an earlier option agreement dated June 28, 2006) with Journey, whereby the partners’ interest in certain mining claims of the Vianey are defined. We have provided $500,000 for exploration work by the required December 31, 2006 due date and must further provide an additional $500,000 on or before September 30, 2007.

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

In January 2007, Mr. Green exercised 1,250,000 stock purchase warrants with an exercise price of $0.12 per share and received 1,250,000 shares of common stock and we received $150,000 in proceeds. Then in March 2007, he exercised his remaining outstanding warrants to purchase 3,550,000 shares of the Company’s common stock, with the reduced exercise price of $0.09125 per share and we received $323,937 in proceeds. During the months of March and June 2007, he exercised his right-to-purchase option to purchase 3,000,000 shares of the Company’s common stock at $0.20 per share and we received $600,000 in gross proceeds.

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

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months, with up to an additional $13,000,000 in convertible secured promissory notes to be issued at the discretion of both parties. Promissory notes issued under the Convertible Securities Purchase Agreement are to have a five-year term, bear interest at a rate of 8.25%, and are convertible at the option of the holder, after the expiration of 120 days from the date of issue, into shares of our common stock at a conversion price of $1.00 per share. The notes are also subject to automatic conversion in certain conditions. On April 10, 2007, we issued and sold the initial promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $3,000,000. Additionally, on May 7, 2007, we offered and sold to China Gold an additional convertible secured promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $2,000,000. On June 19, 2007, we entered into an Amendment to Convertible Notes Purchase Agreement with China Gold, whereby the parties amended the terms of the Convertible Notes Purchase Agreement discussed above (as amended, the “Purchase Agreement”) to (a) clarify that the obligations of the parties under the Purchase Agreement to sell and purchase convertible notes under the Purchase Agreement shall terminate at the earlier of (i) April 10, 2008 and (ii) the date of effectiveness of our proposed merger with Easyknit Enterprises Holdings Limited (“Easyknit”), (b) to provide us an opportunity to prepay our obligations under notes issued under the Purchase Agreement, in which case China Gold is entitled to a purchase right to acquire shares of our common stock at equivalent terms to its rights to otherwise convert the notes issued under the Purchase Agreement, and (c) extend certain registration rights of China Gold.

On June 19, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $4,000,000 (“Note 3”). Note 3 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on the Notes is subject to automatic conversion in the event we complete the proposed merger transaction with Easyknit. Note 3 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate of amount of at least $50,000,000 from a third party. The maturity date of Note 3 is September 17, 2007, but may be extended upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit have not terminated their proposed merger. In the event the merger is terminated after September 17, 2007, our obligations under Note 3 shall become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We have also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 3.

As of June 30, 2007, we have issued an aggregate of $9,000,000 of notes under the Purchase Agreement and have received net proceeds of $8,820,000 pursuant to the issuance of the notes, less $180,000 paid to an affiliate of China Gold in the form of a loan fee. We also agreed to pay $40,000 in accountable expenses of China Gold with respect to notes issued under the Purchase Agreement.

In April 2007, we entered into option agreements to acquire from SSC Mandarin Group Limited (“SSC Mandarin Group”) 100% of the equity interest in two corporations, each of which were shell corporations or had nominal assets at the time: (i) China Global Mining Resources Limited, a British Virgin Islands corporation (“China Global BVI”), for $10,000 HK Dollars, and (ii) China Global Mining Resources Limited, a Hong Kong corporation, for $10,000 HK Dollars. On August 1, 2007, we paid the purchase price of $10,000 Hong Kong dollars (approximately US$1,300) for both entities.

As of June 30, 2007, we loaned an aggregate of $7,295,000 to China Global BVI under 3 secured promissory notes. Each of the promissory notes accrues interest at a rate of 8 percent. Effective with our payment on August 1, 2007, in which we completed our acquisition of China Global BVI, these loans are held in a wholly owned subsidiary of ours.

In April 2007, in consideration of a $625,000 loan from Andrew Green, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note had a maturity date of May 28, 2007, and bore simple interest at a rate of 12% per annum and was repaid in June 2007. We have provided Mr. Green a right of first refusal to acquire 10% of our interest in the option to acquire the equity interest in SSC-Sino Gold.

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”), whereby Merger Sub will merge with and into us, and we will constitute the surviving corporation to the merger and a wholly owned subsidiary of Easyknit following completion of the merger. Pursuant to the merger, our shareholders on a fully diluted basis shall hold approximately 46 percent of the shares of common stock of Easyknit issued and outstanding immediately following the effective time of the merger, on a fully diluted basis (including therein certain proposed share issuances relating to our potential acquisitions). Each of the parties has made and will be required to make at the effective time of the merger standard representations and warranties in the Merger Agreement, and the consummation of the merger is subject to certain conditions, including, without limitation, the completion and satisfaction of due diligence by the parties, the approval of our stockholders, the approval of Easyknit’s stockholders (in accordance with the Hong Kong Stock Exchange Listing Rules, AMEX Listing Rules and certain other rules and regulations), the effectiveness of the registration statement to be filed with the Securities and Exchange Commission and other standard conditions.

On May 21, 2007, the parties to the Merger Agreement entered into Amendment No. 1 to Agreement and Plan of Merger and Reorganization (the “Amendment”), whereby the parties amended the Merger Agreement to, among other things, clarify the terms of the exchange ratio applicable to the merger and to set the break up fee applicable to the Merger Agreement at US$30 million, instead of three percent of the aggregate merger consideration. The Amendment further identifies an additional member of Easyknit’s board of directors.

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

Easyknit and Wits Basin, and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Wits Basin’s shareholders with respect to the proposed merger. Information about Easyknit’s directors and executive officers will be available in Wits Basin’s proxy statement to be filed with the SEC as referenced above. Information about Wits Basin’s directors and officers will be available in Wits Basin’s proxy statement to be filed with the SEC as referenced above, and is currently available in Wits Basin’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 16, 2007 and other public filings with the SEC made by Wits Basin. Other information about the participants in the proxy solicitation and a description of their direct and indirect interests (by security holdings or otherwise) will be contained in the proxy statement and other relevant materials after they are filed with the SEC

In May 2007, a shareholder exercised his Class C Redeemable warrant to purchase 62,500 shares of common stock with an exercise price of $0.50 per share and we received $31,250.

In June 2007, we issued 75,025 shares of our common stock to a consultant, who, pursuant to a cashless exercise clause, surrendered 100,000 of the available shares to pay for the exercise.

During the six months ended June 30, 2007, a total of six warrant holders exercised on an aggregate of 3,230,000 stock purchase warrants with exercise prices ranging from $0.12 to $0.40 per share and received 3,230,000 shares of common stock. We received $653,600 in proceeds.

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this report, we have estimated our cash needs over the next twelve months, relating to our general and administrative needs along with the exploration expenses for the Bates-Hunter Mine, Vianey and FSC Project, to be approximately $4,400,000 (to include $1,000,000 for the Bates-Hunter Mine, $400,000 for Vianey and $1,500,000 for Kwagga). Additionally, should any projects or mergers be completed during 2007, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2007.

As of August 10, 2007, we had only approximately $320,000 of cash and cash equivalents on hand. Since we do not expect to generate any revenue from operations in 2007, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We will also continue to seek additional opportunities relating to our mining operations, and our ability to seek out such opportunities, perform due diligence, and, if successful, acquire such properties or opportunities would require additional capital. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, we currently have only a limited number of available shares of common stock authorized for issuance, and will require shareholder approval to increase our authorized capitalization to raise such additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE HAVE MINIMAL OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of June 30, 2007 we hold certain rights in five projects: the Bates-Hunter Mine in Colorado, the Vianey Concession in Mexico, the FSC Project located in South Africa and two immaterial projects in Canada. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through June 30, 2007, we have incurred an aggregate net loss of $32,885,184. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2006 and 2005, and we have an accumulated deficit as of June 30, 2007. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

CERTAIN OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS THAT WE MAY ENTER.

H. Vance White, who is the Chairman of our Board of Directors, is both an officer and director of Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) a junior exploration company and a partner in Brooks & White Associates, an unincorporated Canadian partnership that provides management, financial and investor relations services to junior mineral resource exploration companies. Additionally, until June 2007, Norman D. Lowenthal has held certain interests in SSC Mandarin Financial Services based in Hong Kong, which has various interests in mining properties. As a result of their positions with other companies that may, from time to time, compete with us, Messrs. White and Lowenthal may have conflicts of interest to the extent the other companies with which they are affiliated acquire rights in exploration projects that may be suitable for us to acquire.

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

OUR SUCCESS IN CONNECTION WITH THE FSC PROJECT IS SUBSTANTIALLY DEPENDENT ON THE PROJECT’S OPERATOR.

We will be relying heavily on the ability of AfriOre, the FSC Project operator, to make prudent use of all future funds in connection with the exploration of the FSC Project. If AfriOre does not use these funds wisely, we may not realize any return on our investment. We also depend on AfriOre to obtain and maintain various governmental licenses and permits necessary to explore and develop the properties. The failure to obtain and maintain such licenses and permits may cause significant delays in exploring and developing the properties, or even may prevent the completion of any of these activities altogether. AfriOre was recently acquired by Lonmin PLC. We have been in negotiations with Lonmin with respect to its intensions as to the FSC Project.

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

RISKS RELATING TO OUR PROPOSED MERGER

OUR PROPOSED MERGER TRANSACTION IS SUBJECT TO A NUMBER OF CONDITIONS, AND MAY NOT BE CONSUMMATED AS CURRENTLY PLANNED, OR AT ALL.

The consummation of our merger transaction with Easyknit Enterprises Holdings Limited remains subject to the satisfaction of a number of conditions, including, without limitation, the completion and satisfaction of due diligence, the approval of our shareholders, the approval of Easyknit’s stockholders (in accordance with the Hong Kong Stock Exchange Listing Rules, AMEX Listing Rules and certain other rules and regulations), the effectiveness of the registration statement to be filed with the SEC and other standard conditions. There can be no assurance that all of these conditions will be satisfied or waived by the parties, and that we and Easyknit will consummate the merger at the current terms specified in the merger agreement, or at all. In the event the merger agreement is terminated or the transaction is otherwise not consummated, it is likely we will be unable to recover any costs and expenses relating to this transaction. Furthermore, in the event we terminate the merger agreement and certain other conditions are satisfied with respect to our negotiation and entry into another significant competing transaction as set forth in our merger agreement, we may be required to pay a break up fee of up to $30 million.

OUR ACQUISITION OF RIGHTS TO VARIOUS MINING PROPERTIES WILL REQUIRE SUBSTANTIAL ADDITIONAL INVESTMENT, ALL OF WHICH MIGHT BE LOST IN THE EVENT WE ARE UNABLE TO CONTINUE FUNDING SUCH INVESTMENT.

We have, either directly or through acquired subsidiaries, entered into a number of agreements to acquire equity or other rights in various mining properties located in China. The consummation of each of these various transactions is subject to a number of conditions, including without limitation, our completion and satisfaction of due diligence, the receipt of various governmental approvals, and in some cases the satisfaction of certain indicated metal reserve requirements and the completion of definitive agreements, among other conditions. In the event we pursue these transactions, each will require significant additional investment to further their respective mining operations. In the event we are unable to obtain additional financing to complete each of these transactions, through either debt or equity financing or otherwise, we may lose our ability to obtain rights in the respective mining properties and may lose any investment previously made into these respective properties.

Item 3. Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-QSB to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and taking into account the lack of segregation of duties noted below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Kenneth Swaisland, an individual who previously assigned us certain rights relating to the Bates-Hunter Mine, has indicated to us his frustration with our delay in closing the purchase of the Bates-Hunter Mine property as well as certain issues concerning the development of the property.  Effective August 1, 2007, we executed an agreement with Mr. Swaisland, whereby he irrevocably and unconditionally releases and forever discharges the Company and the sellers of the Bates-Hunter Mine, of and from any and all claims, obligations, causes of action, demands, damages, compensation and expenses of any kind or nature, known or unknown, that he has or may have against the Company or the sellers of the Bates-Hunter Mine for setting the price of the warrant to be issued should the Company complete the acquisition of the Bates-Hunter Mine at $0.75 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2007, we issued 62,500 shares of common stock to an investor upon exercise of an outstanding warrant at $0.50 per share.

In May 2007, we issued 1,200,000 shares of common stock to William Green, our President of Asia Operations, upon his exercise of a warrant at $0.12 per share.

In June 2007, we issued Andrew Green 1,550,000 shares of our common stock upon his exercise of a right-to-purchase option of our common stock at $0.20 per share.

In June 2007, we issued 75,025 shares of our common stock to a consultant, who, pursuant to a cashless exercise clause, surrendered 100,000 of the available shares to pay for the exercise of stock purchase warrant.

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months. As of June 30, 2007, we have sold an aggregate of $9,000,000 in convertible secured promissory notes to China Gold, and have received net proceeds of $8,820,000 pursuant to the sale of the notes, less $180,000 paid to an affiliate of China Gold in the form of a loan fee. We have reserved 9,000,000 shares of our common stock, at a conversion price of $1.00 per share, related to the Purchase Agreement with China Gold, convertible at the option of China Gold. Neither the securities offered and sold pursuant to the Purchase Agreement nor the shares of common stock underlying such securities were registered under the Securities Act, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Registrant offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 promulgated thereunder. The Registrant relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) the purchaser had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment, and (ii) the Registrant has obtained representations from the purchaser indicating that it was an accredited investor and purchasing for investment only.

Item 6. Exhibits

Exhibit	Description
10.1
Convertible Notes Purchase Agreement dated April 10, 2007 by and between Wits Basin Precious Minerals Inc. and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.2
Amendment to Convertible Notes Purchase Agreement, dated June 19, 2007, by and between Wits Basin Precious Minerals Inc. and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.3
Form of Secured Convertible Note of Wits Basin Precious Minerals Inc. to be issued pursuant to Convertible Notes Purchase Agreement dated April 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.4	Form of Secured Convertible Note #3 dated June 19, 2007 issued to China Gold, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.5
Pledge Agreement dated April 10, 2007 by and between Wits Basin Precious Minerals Inc. and China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.6
Guaranty of Wits-China Acquisition Corp. dated April 10, 2007 in favor of China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.7
Agreement and Plan of Merger and Reorganization dated April 20, 2007 by and among Wits Basin Precious Minerals Inc., Easyknit Enterprises Holdings Limited and Race Merger, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2007).

10.8
Amendment #1 to Agreement and Plan of Merger and Reorganization dated May 21, 2007 by and among Wits Basin Precious Minerals Inc., Easyknit Enterprises Holdings Limited and Race Merger, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2007)

10.9
Security Agreement dated June 19, 2007 by and between Wits Basin Precious Minerals Inc. and China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: August 14, 2007	By:	/s/ Stephen D. King
Stephen D. King Chief Executive Officer

By:	/s/Mark D. Dacko
Mark D. Dacko Chief Financial Officer