Form 10QSB
period 2007-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2007-11-19
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 16, 2007, there were 110,839,199 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-QSB INDEX
SEPTEMBER 30, 2007
		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of September 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Operations -
	For the three months and nine months ended
	September 30, 2007 and September 30, 2006	5

	Condensed Consolidated Statements of Cash Flows -
	For the nine months ended
	September 30, 2007 and September 30, 2006	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	23

Item 3.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 4.	Submission of Matter to a Vote of Security Holders	39

Item 6.	Exhibits	40

	Signatures	41

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

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and equivalents	$126,414	$85,910
Receivable	22,388	10,323
Investment - marketable securities	—	21,241
Prepaid expenses	420,380	53,815
Total current assets	569,182	171,289

PROPERTY AND EQUIPMENT, net	77,333	80,087
ADVANCE PAYMENTS ON EQUITY INVESTMENTS	7,795,000	—
DEBT ISSUANCE COSTS	25,082	—
	$8,466,597	$251,376

LIABILITIES and SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Convertible notes payable, net of original issue discount	$9,707,412	$—
Notes payable; net of original issue discount	135,921	—
Accounts payable	139,828	68,622
Accrued expenses	952,822	143,000
Total current liabilities	10,935,983	211,622

COMMITMENTS and CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $.01 par value, 300,000,000 shares
authorized; 107,639,199 and 94,747,739 shares issued
and outstanding at September 30, 2007 and December 31, 2006, respectively	1,076,392	947,477
Additional paid-in capital	49,847,683	42,954,263
Stock subscriptions receivable	(30,000)	(932,600)
Warrants	4,653,870	7,515,487
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during exploration stage, subsequent
to April 30, 2003	(35,084,871)	(27,509,595)
Accumulated other comprehensive loss	—	(2,818)
Total shareholders’ equity (deficit)	(2,469,386)	39,754
	$8,466,597	$251,376

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		May 1, 2003 (inception) to Sept. 30,
	2007	2006	2007	2006	2007
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	1,256,998	1,589,776	4,030,700	3,653,488	15,911,113
Exploration expenses	519,391	592,668	1,795,512	1,173,952	9,405,762
Depreciation and amortization	4,127	3,569	11,923	17,545	472,187
Merger transaction costs	141,025	—	1,127,859	—	1,127,859
Gain on sale of Holdsworth	(47,260)	—	(47,260)	—	(47,260)
Stock issued as penalty	—	—	—	—	2,152,128
Loss on impairment of Kwagga	—	4,484	—	80,975	2,100,000
Loss on sale of Brazmin	—	—	—	—	667,578
Loss on disposal of assets	—	—	—	—	1,633
Total operating expenses	1,874,281	2,190,497	6,918,734	4,925,960	31,791,000
Loss from Operations	(1,874,281)	(2,190,497)	(6,918,734)	(4,925,960)	(31,791,000)

Other Income (Expense):
Other income (expense), net	66,265	19,892	69,712	23,793	103,059
Interest expense	(391,671)	(363,000)	(726,254)	(1,858,082)	(3,662,004)
Total other expense	(325,406)	(343,108)	(656,542)	(1,834,289)	(3,558,945)
Loss from Operations before Income Tax
Benefit and Discontinued Operations	(2,199,687)	(2,533,605)	(7,575,276)	(6,760,249)	(35,349,945)
Benefit from Income Taxes	—	—	—	—	243,920
Loss from Continuing Operations	(2,199,687)	(2,533,605)	(7,575,276)	(6,760,249)	(35,106,025)

Discontinued Operations
Gain from discontinued operations	—	—	—	—	21,154
Net Loss	$(2,199,687)	$(2,533,605)	$(7,575,276)	$(6,760,249)	$(35,084,871)

Basic and Diluted Net Loss
Per Common Share:
Continuing operations	$(0.02)	$(0.03)	$(0.07)	$(0.08)	$(0.59)
Discontinued operations	—	—	—	—	—
Net Loss	$(0.02)	$(0.03)	$(0.07)	$(0.08)	$(0.59)

Basic and diluted weighted average
outstanding shares	107,156,590	89,460,384	103,231,278	79,575,777	59,415,833

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. and SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)
			May 1, 2003
	Nine months ended September 30,		(inception) to
	2007	2006	Sept. 30, 2007
OPERATING ACTIVITIES:
Net loss	$(7,575,276)	$(6,760,249)	$(35,084,871)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	11,923	17,545	472,187
Loss (gain) on disposal of assets	(112,840)	—	(111,207)
Loss on sale of Brazmin	—	—	667,578
Gain from discontinued operations	—	—	(21,154)
Issuance of common stock for exploration rights	160,000	169,646	5,300,090
Loss on impairment of Kwagga	—	80,975	2,100,000
Amortization of debt issuance costs	27,814	4,662	166,672
Amortization of original issue discount	391,829	798,889	2,093,110
Amortization of prepaid consulting fees related to issuance of warrants and common stock	484,431	1,933,937	5,048,519
Compensation expense related to stock options	937,677	92,155	1,060,550
Issuance of common stock and warrants for services	27,000	439,524	1,196,522
Contributed services by an executive	—	70,000	274,500
Issuance of common stock as penalty related to October 2003 private placement	—	—	2,152,128
Interest expense related to issuance of common stock and warrants	—	1,084,630	1,173,420
Changes in operating assets and liabilities:
Accounts receivable, net	(12,065)	(9,453)	(4,371)
Prepaid expenses	(35,239)	(330,864)	(162,002)
Accounts payable	71,206	(59,793)	69,547
Accrued expenses	809,822	46,765	732,235
Net cash used in operating activities	(4,813,718)	(2,421,631)	(12,876,547)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,169)	(11,741)	(115,523)
Proceeds from sale assets	136,899	—	261,899
Purchases of investments	—	—	(2,244,276)
Advance payments on equity investments	(7,795,000)	—	(7,795,000)
Net cash used in investing activities	(7,667,270)	(11,741)	(9,892,900)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(1,325,000)	(1,100,000)	(2,759,645)
Cash proceeds from issuance of common stock, net of offering costs	780,000	—	5,625,272
Cash proceeds from exercise of stock options	30,000	—	199,900
Cash proceeds from exercise of warrants	2,010,387	3,878,415	6,496,047
Cash proceeds from short-term debt, net of origination fees of $196,000 fees	11,079,000	350,000	12,179,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(52,895)	—	(191,753)
Net cash provided by financing activities	12,521,492	3,128,415	22,198,821
Increase (Decrease) in Cash and Equivalents	40,504	695,043	(570,626)
Cash and Equivalents, beginning of period	85,910	117,816	697,040
Cash and Equivalents, end of period	$126,414	$812,859	$126,414

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC.
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2007
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”), is a minerals exploration and development company based in Minneapolis, Minnesota. As of September 30, 2007, we hold interests in mineral exploration projects in Colorado (Bates-Hunter Mine), Mexico (Vianey), South Africa (FSC) and one immaterial project in Canada. The following is a summary of our current projects:

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

On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a twenty five percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  The joint venture agreement provided us with the exclusive right and option to acquire up to an additional twenty five percent undivided beneficial interest in the project. The additional twenty five percent interest required us to pay an additional $500,000 to Journey by September 30, 2007 (to be used for exploration work) of which $100,000 was paid in January 2007. We had been in negotiations with Journey regarding an amendment to the joint venture agreement prior to September 30, 2007, and on October 31, 2007, we executed an amendment to the joint venture agreement, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of the $400,000 payment for funding work expenditures and received our additional twenty five percent interest.

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

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”), whereby Merger Sub would merge with and into us, and we would constitute the surviving corporation to the merger and would have become a wholly owned subsidiary of Easyknit following completion of the merger. On May 21, 2007, the parties entered into Amendment No. 1 to the Merger Agreement, whereby the parties amended the Merger Agreement to, among other things, clarify the terms of the exchange ratio applicable to the merger and to set the break up fee applicable to the Merger Agreement at US$30 million, under certain specific conditions, instead of three percent of the aggregate merger consideration. On August 15, 2007, we filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit and Race Merger pursuant to which we were seeking a declaration by the court that (i) we were entitled to terminate the Merger Agreement, in our sole and absolute discretion, (ii) that our due diligence has caused us to conclude that the merger transaction is not in the best interests of our shareholders and (iii) alternatively that there has been a material adverse change in the financial condition of Easyknit. By filing this action, we had not terminated the merger. Then on November 1, 2007, we delivered to Easyknit and Race Merger a formal notice of termination of the Merger Agreement pursuant to Sections 7.03(e), 7.03(g) and 8.01(i) of the Merger Agreement. See Legal Proceedings in Part II that follows for details relating to this litigation matter.

On July 27, 2007, we entered into (1) a Sale and Shares and Claims Agreement with SSC Mandarin Group Limited (“SSC Mandarin Group”) and China Global Mining Resources Limited, a company incorporated under the laws of the British Virgin Islands (“CGMR”), pursuant to which we acquired from SSC Mandarin Group 100% of the equity interest in CGMR, whereby CGMR became a wholly owned subsidiary. CGMR holds rights to acquire interests in certain nickel (the Xing Wang Mine) and iron ore mining properties (Maanshan Zhaoyuan Mining Co. Ltd., Xiaonanshan Mining Co., Ltd., and Changjiang Mining Company Limited) located in the People’s Republic of China (the “PRC”); and (2) an Option Agreement with SSC Mandarin Financial and SSC-Sino Gold Consulting Co. Limited, a company incorporated under the laws of the PRC (“SSC-Sino Gold”), pursuant to which we acquired a three-year option to purchase a 60% equity interest in SSC-Sino Gold. SSC-Sino Gold holds rights to acquire an 80% interest in Tongguan Taizhou Gold Mining Co., Ltd., which holds licenses relating to a gold mine located in the Shaanxi province of the PRC. The consummation of any of these transactions is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion of due diligence, and the required capital funding, among other conditions. Until the consummation of any of these PRC properties, we hold only the right or option to acquire and as of the date of this report, we do not hold title to any of these properties. Furthermore, on October 15, 2007, we received a notice of termination of the CGMR Agreements from SSC Mandarin Group. See Legal Proceedings in Part II that follows for details relating to this litigation matter.

In June 2003, we acquired the Holdsworth Project from Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) (“Hawk”). Hawk is an affiliate of ours as H. Vance White (our Chairman of the Board) is an officer and director of Hawk. The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. On September 19, 2007, we sold all of our rights and claims in the Holdsworth back to Hawk for $50,000 Canadian (US$47,260). We retained a one percent gross gold royalty for any gold extracted from the limited surface depth and Hawk retains the right to purchase one half of the royalty from us for $500,000 Canadian. We have estimated that the value of the one percent royalty is immaterial and therefore have not recorded the possibility of a future gain.

As of September 30, 2007, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed April 16, 2007. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year as a whole.

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

As of September 30, 2007, we have (i) 13,659,500 shares of common stock issuable upon the exercise of stock options with a weighted average exercise price of $0.53 per share issued under our stock option plans, (ii) 19,831,988 shares of common stock issuable upon the exercise of warrants with a weighted average exercise price of $0.69 per share, (iii) reserved 4,720,000 shares issuable upon the closing of the transaction contemplated by the asset purchase agreement pertaining to the Bates-Hunter Mine (3,620,000 shares of common stock and 1,100,000 shares of common stock for the exercise of warrants, exercisable at $0.75 per share), (iv) reserved an aggregate of 1,000,000 shares of common stock pursuant to amendments of a secured promissory note and subsequent extensions of certain purchase rights, with a per share purchase price of $0.15 per share and (v) reserved 9,800,000 shares of our common stock, at a conversion price of $1.00 per share, related to a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), convertible at the option of China Gold. These 49,011,488 shares were excluded from the basic and diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 - COMPANY’S CONTINUED EXISTENCE

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company during its exploration stage has sustained losses totaling $35,084,871. Furthermore, since we do not expect to generate any revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. We have estimated our cash needs over the next twelve months, relating to our general and administrative needs along with the Bates-Hunter Mine, Vianey and FSC Project, to be approximately $4,500,000. However, this does not take into account our needs relating to the development of any PRC properties, which amounts we cannot estimate at this time. In the event that we are unable to obtain other additional capital in the future, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

In January 2007, we entered into a three-year surface use agreement with an unrelated party (husband and wife owners) for the purpose of having access to their property located in Gilpin County, Colorado, which allows us access to, from and across the surface of their property and the right to enter upon their property for the purpose of conducting our mineral exploration and drilling activities related to the Bates-Hunter. The agreement required an initial $15,000 payment and the establishment of an escrow account for the disbursement of two annual payments of $15,000 in January 2008 and 2009. The agreement is cancelable upon the immediate release of the remaining escrow funds to the owners of the property. The escrow balance accrues nominal interest, of which we have recorded interest receivable of $487 for the nine months ended September 30, 2007.

We recorded a $21,901 receivable related to the gain of marketable securities sold as detailed in Note 6 - Marketable Securities. We received valid funds on October 2, 2007.

NOTE 6 - INVESTMENT - MARKETABLE SECURITIES

During September 2007, we sold all of the common stock shares of MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company (“MacDonald”) we held, by utilizing the efforts of a U.S. registered broker/dealer in open market sales. We had received 175,000 of the shares in 2004 and the additional 50,000 shares in 2006 with respect to certain joint venture agreements in Canadian projects. Our original basis in the aggregate 225,000 shares was approximately $24,059.

The sale of these marketable securities generated a gain of $65,580, which has been recorded as other income/expense for the three and nine months ended September 30, 2007.

NOTE 7 - PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees are calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have internal infrastructure to perform. The amortization periods coincide with terms of the agreements. On August 28, 2007, we entered into a management services agreement with Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) whereby Hawk agreed to provide certain management and administrative services to us. The term of the agreement is until December 31, 2007 and requires a US $100,000 payment, which has been accrued and will be amortized during the remainder of fiscal 2007. Vance White, our Chairman of the Board, serves as President of Hawk.

The other prepaid expenses contain miscellaneous amounts we have prepaid for general and administrative purposes, which are being expensed as utilized. Included in the other prepaid expenses are two bonds (held in the form of certificate of deposit, CD, $10,000 each) required by the State of Colorado for exploration activities, which earn nominal interest. The two bonds should not have to be expensed unless an event requires us to release them to the State.

Components of prepaid expenses are as follows:

	September 30,	December 31,
	2007	2006
Prepaid consulting fees	$357,154	$25,827
Other prepaid expenses	63,226	27,988
	$420,380	$53,815

NOTE 8 - PROPERTY AND EQUIPMENT

Related to our on-going exploration efforts at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years. Components of our depreciable assets are as follows:

	September 30,	December 31,
	2007	2006
Equipment purchases	$115,522	$106,353
Less accumulated depreciation	(38,189)	(26,266)
	$77,333	$80,087

NOTE 9 - DEBT ISSUANCE COSTS

With respect to legal services relating to certain convertible notes payable (See Note 10 - Convertible Notes Payable) we paid an aggregate of $43,755 of debt issuance costs. The following table summarizes the amortization of debt issuance costs:

	September 30,	December 31,
	2007	2006
Gross debt issuance costs	$43,755	$—
Less: amortization of debt issuance costs	(18,673)	—
Debt issuance costs, net	$25,082	$—

NOTE 10 - CONVERTIBLE NOTES PAYABLE

In April 2007, in consideration of a $625,000 loan from Andrew Green, a significant shareholder, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note bore simple interest at a rate of 12% per annum and was paid in full in June 2007 along with $11,096 of interest. Additionally, we have provided Mr. Green a right of first refusal to acquire 10% of our interest in the option to acquire the equity interest in SSC-Sino Gold (See Note 12).

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

On June 19, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). Note 3 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on the Notes is subject to automatic conversion in the event we complete the proposed merger transaction with Easyknit. Note 3 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 3 is September 17, 2007, but may be extended upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit have not terminated the proposed merger. In the event the merger is terminated after September 17, 2007, our obligations under Note 3 shall become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We have also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 3.

On July 9, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $800,000, with a purchase discount of $16,000 (“Note 4”). Note 4 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on Note 4 is subject to automatic conversion in the event we complete the proposed merger transaction with Easyknit. Note 4 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 4 is October 7, 2007, but may be extended upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit have not terminated the proposed merger. In the event the merger is terminated after October 7, 2007, our obligations under Note 4 shall become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We have also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 4.

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

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As additional consideration, we agreed to reduce the conversion price applicable to the Notes from $1.00 to $0.50 per share and to reduce the purchase price applicable to certain purchase rights of China Gold under the Notes from $1.00 to $0.50 per share. The letter agreement further gives us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating to purchase rights provided under the Notes from $0.50 to $0.25 per share.

As of September 30, 2007, we have issued an aggregate of $9,800,000 of notes under the Purchase Agreement and have received net proceeds of $9,604,000 pursuant to the issuance of the notes, less $196,000 paid to an affiliate of China Gold in the form of a loan discount fee. The resulting original issue discount is being amortized over the life of the notes using the straight-line method, which approximates the interest method. We also agreed to pay $40,000 in accountable expenses of China Gold with respect to notes issued under the Purchase Agreement. The following table summarizes the note balances:

Original gross proceeds	$9,800,000
Less: original issue discount at time of issuance of notes	(196,000)
Less: principal payments	—
Add: amortization of original issue discount	103,412
Balance at September 30, 2007	$9,707,412

NOTE 11 - NOTES PAYABLE

On September 21, 2007, in consideration of a new $100,000 loan to the Company from Pacific Dawn Capital, LLC., the Company issued a promissory note in the principal amount of $100,000 to Pacific Dawn. The promissory note has a maturity date of October 21, 2007, and bears interest at a rate of 5% per annum. Under the terms of the promissory note and as additional consideration for the loan, the Company reduced the exercise price of certain rights to purchase up to 1,000,000 shares of our common stock from $0.20 to $0.15 per share and extended the expiration date December 31, 2007 to December 31, 2008 of said rights.

On September 27, 2007, in consideration of an unsecured $50,000 loan to the Company from Mrs. Nancy White, a Canadian citizen and the mother of H. Vance White, our Chairman, the Company issued a promissory note in the principal amount of $50,000 to Mrs. White. The promissory note has a maturity date of December 27, 2007, and bears interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, the Company issued a warrant to purchase up to 100,000 shares of our common stock at $0.27 per share with an expiration date of October 3, 2009. The proceeds of the unsecured loan were allocated based on the relative fair value of the loan and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant was $19,885 based on the Black Scholes pricing model.

NOTE 12 - ADVANCE PAYMENTS ON EQUITY INVESTMENTS

Acquisition of China Global Mining Resources Limited

On July 27, 2007, we entered into a Sale and Shares and Claims Agreement with SSC Mandarin Group Limited (“SSC Mandarin Group”) and China Global Mining Resources Limited, a company incorporated under the laws of the British Virgin Islands (“CGMR”), pursuant to which we acquired from SSC Mandarin Group 100% of the equity interest in CGMR for a purchase price of $10,000 Hong Kong dollars (approximately US$1,300), which was paid on August 1, 2007. Prior to this acquisition, the Company had loaned an aggregate of approximately US$8 million to CGMR for the purpose of investments and financings used toward various mining properties which are referenced below, and hold secured promissory notes of CGMR in consideration of such loans. William Green, our President of Asia Operations, also serves as the President of CGMR. On July 27, 2007, pursuant to a Sale and Shares and Claims Agreement with SSC Mandarin Group and China Global Mining Resources Limited, a company incorporated under the laws of Hong Kong (“China Global HK”), we also acquired from SSC Mandarin Group a 100% equity interest in China Global HK for HK$10,000, which was paid on August 1, 2007. China Global HK is currently a shell corporation, incorporated mainly for the purpose of retaining the rights to use the name “China Global Mining Resources” in Hong Kong.

CGMR holds rights to acquire interests in various nickel, gold and iron ore mining properties located in the People’s Republic of China (the “PRC”). CGMR has entered into a Joint Venture Agreement with Shaanxi Hua Ze Nickel Smelting Co. (“Shaanxi Hua Ze”) dated April 14, 2007, as supplemented on June 6, 2007, providing for a joint venture relating to the Xing Wang Mine, a nickel mine located in the Qinghai province of the PRC. Pursuant to the agreement, CGMR would be required to provide approximately 425 million Chinese Renminbi, or RMB, (approximately US$52 million) to the joint venture, to be used for the development and improvement of the mining property and production facility and other purposes, in exchange for 40% of the interest in the joint venture. CGMR would also have an obligation to provide an additional 155 million RMB (approximately $19 million) to the joint venture in the event the joint venture secures rights to property with an additional 200,000 tonnes of nickel. Finally, CGMR would have the right to acquire an additional 40% interest in the joint venture for an additional contribution of approximately 580 million RMB (approximately US$71 million). CGMR has entered into a supply agreement with Shaanxi Hua Ze to purchase forty tonnes of nickel for approximately $2 million, which serves as a prepayment of contribution to the joint venture. CGMR’s obligations under the Joint Venture Agreement are subject to the receipt of certain government approvals and CGMR’s completion of, and satisfaction with, due diligence.

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

Furthermore, on October 15, 2007, we received a notice of termination of the CGMR Agreements from SSC Mandarin Group. See Note 18 - Subsequent Events that follows for details relating to this litigation matter.

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

Acquisition of Option to acquire interest in SSC-Sino Gold Consulting Co. Limited

On July 27, 2007, we entered into an Option Agreement with SSC Mandarin Financial and SSC-Sino Gold Consulting Co. Limited, a company incorporated under the laws of the PRC (“SSC-Sino Gold”), pursuant to which we acquired, for US$100,000, a three-year option to purchase a 60% equity interest in SSC-Sino Gold for an exercise price of US$5,000,000. SSC-Sino Gold holds rights to acquire an 80% interest in Tongguan Taizhou Gold Mining Co., Ltd., which holds licenses relating to a gold mine located in the Shaanxi province of the PRC, for 320 million RMB (approximately US$39 million), payable in a combination of cash and stock. SSC-Sino Gold is obligated to arrange for a loan to Tongguan Taizhou in the amount of 120 million RMB (approximately US$15 million), subject to completion of a feasibility report relating to the mining property. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion of due diligence, and satisfaction of certain indicated iron ore reserve requirements and an increase in production of ore material, among other conditions. Additionally, in the event the transaction is consummated, SSC-Sino Gold will be required to enter into an eight-year management services contract with the seller. In addition to the option price of $100,000, we have agreed to guaranty up to an aggregate of $2 million loaned to SSC-Sino Gold by William Green, our President of Asia Operations, and Andrew Green, a significant shareholder of ours and the brother of William Green. The proceeds of the loan are to be used for the expansion of exploration and mining rights on property adjacent to the mining property. In April 2007, in consideration of a $625,000 loan from Andrew Green, a significant shareholder, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note bore simple interest at a rate of 12% per annum and was paid in full in June 2007 along with $11,096 of interest. Additionally, we have provided Mr. Green a right of first refusal to acquire 10% of our interest in the option to acquire the equity interest in SSC-Sino Gold

We have loaned $7,795,000 of the proceeds from the China Gold, LLC., convertible promissory notes for uses relating to the acquisition of certain nickel, gold and iron ore mines in which CGMR is involved. In consideration of the loans to CGMR, CGMR has issued us promissory notes in the amounts of $5,000,000, $2,000,000 and $1,923,100.

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

The consummation of any of these transactions is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion of due diligence, and the required capital funding, among other conditions. As of September 30, 2007, we hold only the right or option to acquire and do not hold title to any of these properties, therefore, we have recorded these as advanced payments until such time as (i) we complete a transaction, (ii) have reasonable assurance that such a transaction is under our control or (iii) have determined that such a transaction will not occur.

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

In January 2007, Relevant Marketing, a consultant, acquired 300,000 shares of common stock pursuant to its exercise of a stock purchase warrant, issued in April 2005, to purchase shares at an original exercise price of $0.50 per share, but which was subsequently re-priced to $0.15 per share. Relevant Marketing paid $15,000 of the aggregate $45,000 exercise price in March 2007. We have released 100,000 of the shares, and are holding the remaining 200,000 shares as collateral until the remaining $30,000 is paid. This is the only stock subscription receivable as of September 30, 2007. Relevant Marketing employs Deb Kramer, the spouse of our CEO, Stephen D. King.

In March 2007, a consultant exercised two stock purchase warrants held into an aggregate of 100,000 un-registered shares of common stock. The stock options were issued in October and December 2006 (exercisable at $0.29 per share). The consultant paid the $29,000 in April 2007.

NOTE 14 - COMPREHENSIVE LOSS

Comprehensive loss was the unrealized loss on the investment in marketable securities (the 225,000 shares of MacDonald common stock previously held). We reported an unrealized loss, at December 31, 2006, of $2,818 in our Condensed Consolidated Balance Sheets.

During September 2007, we sold all of the shares of MacDonald we held, by utilizing the efforts of a U.S. registered broker/dealer in open market sales. Our original basis in the aggregate 225,000 shares was approximately $24,059. The sale of these marketable securities generated a realized gain of $65,580, which has been recorded within the other income/expense line items for the three and nine months ended September 30, 2007. Therefore, we no longer have any comprehensive losses related to these marketable securities.

NOTE 15 - STOCK OPTIONS

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

The Company elected to adopt the modified prospective transition method, under which prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The valuation provisions of SFAS No. 123(R) apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. The Company had no remaining estimated compensation for grants that were outstanding as of the effective date that would need to be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123 pro forma disclosures. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007, reflect the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. During the three months ended September 30, 2007, we granted one stock option award. That award was to Joe Mancuso in consideration of his agreement to serve on our board of directors. Mr. Mancuso received a ten-year option to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.30 per share (the closing price of our common stock on September 21, 2007). The option vests in equal bi-annual installments of 250,000 shares each over four years, with the first installment vesting March 24, 2008.

The Company recorded $212,402 and $937,677 of compensation expense for the three and nine months ended September 30, 2007, respectively, relating to the 7,500,000 stock option grants in the nine months of 2007 and vesting amounts from options granted in 2006. This expense is included in selling, general and administrative expense. There was no tax benefit from recording this non-cash expense due to the Company having a full valuation allowance against its deferred tax assets. The compensation expense had no material impact on the loss per share for the three months ended September 30, 2007 and had a $0.01 per share impact on the nine months ended September 30, 2007. There remains $4,234,899 of total unrecognized compensation expense, which is expected to be recognized over a period of approximately six years. The Company recorded $92,155 of related compensation expense for the three month period ended September 30, 2006, relating to a 1,500,000 option grant.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R), which is the same pricing model used in prior years to calculate pro forma compensation expense under SFAS 123 footnote disclosures. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosures related to the cash flow effects resulting from share-based compensation.

In determining the compensation expense of the options granted, the fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in those calculations were:

For the Nine Months Ended September 30,
	2007	2006
Risk free interest rate	4.62% - 4.87%	4.25% - 4.87%
Expected life of options granted	10 years	10 years
Expected volatility factor	156% - 160%	164% - 186%
Expected dividend yield	—	—

Option Grants

The Company has six stock option plans: the 1993 and 1999 Stock Option Plans, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. As of September 30, 2007, an aggregate of 17,250,000 shares of our common stock may be granted under these plans as determined by the board of directors. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, the Company has two non-plans, titled “Non-Plan Stock Options” which are outside of the six plans listed above.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding December 31, 2006	6,512,000	$0.56
Granted	7,500,000	0.63
Canceled or expired	(352,500)	0.31
Exercised	—	—
Options outstanding - September 30, 2007	13,659,500	$0.53

Weighted average fair value of options granted during the nine months ended September 30, 2007		$0.62

Weighted average fair value of options granted during the nine months ended September 30, 2006		$0.27

The following tables summarize information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.15 to $0.43	8,775,000	8.6 years	$0.32	$168,750
$0.56 to $1.02	4,806,000	6.5 years	0.87	—
$2.75 to $4.25	78,500	1.0 years	3.13	—
$0.15 to $4.25	13,659,500	6.4 years	$0.53	$168,750

	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
$0.15 to $0.43	3,975,000	7.7 years	$0.30	$168,750
$0.56 to $1.02	1,806,000	3.9 years	0.62	—
$2.75 to $4.25	78,500	1.0 years	3.13	—
$0.15 to $4.25	5,859,500	4.8 years	$0.44	$168,750

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2007. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was zero, as no options were exercised during the periods.

NOTE 16 - STOCK WARRANTS

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

On September 27, 2007, in consideration of a $50,000 loan to the Company, the Company issued a warrant to purchase up to 100,000 shares of our common stock at $0.27 per share with an expiration date of October 3, 2009. The value of the warrant totaled $19,885, using the Black-Scholes pricing model.

On September 28, 2007, through a private placement of units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 400,000 units at a price per unit of $0.25, resulting in gross proceeds of $100,000.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price

Outstanding at December 31, 2006	29,578,833	$0.56	$0.12 - $7.15
Granted	500,000	0.25	0.25 - 0.27
Cancelled or expired	(1,104,345)	1.18	0.83 - 1.25
Exercised	(9,142,500)	0.16	0.09125 - 0.75
Outstanding at September 30, 2007	19,831,988	$0.69	$0.12 - $7.15

Warrants exercisable at September 30, 2007	19,831,988	$0.69	$0.12 - $7.15

NOTE 17 - INCOME TAXES

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Based on our evaluation, we have concluded that there are no significant unrecognized tax benefits. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

NOTE 18 - SUBSEQUENT EVENTS

Vianey Mine Concession

On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a twenty five percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  The joint venture agreement provided us with the exclusive right and option to acquire up to an additional twenty five percent undivided beneficial interest in the project. The additional twenty five percent interest required us to pay an additional $500,000 to Journey by September 30, 2007 (to be used for exploration work) of which $100,000 was paid in January 2007. We had been in negotiations with Journey regarding an amendment to the joint venture agreement prior to September 30, 2007, and on October 31, 2007, we executed an amendment to the joint venture agreement, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of the $400,000 payment for funding work expenditures and received our additional twenty five percent interest in the joint venture.

MacNugget Claims

On June 29, 2006, we executed two agreements relating to a VMS (volcanogenic massive sulphide) base metals project exploration project located in the McFaulds Lake region of northern Ontario, Canada. The first agreement was pursuant to a Memorandum of Agreement between the Company and Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) (“Hawk”) whereby we acquired a 50 percent interest in five mining claims (the “MacNugget Claims”) held by Hawk in consideration of the issuance of 40,000 shares of our common stock to Hawk. Under the terms of a second agreement, dated November 30, 2006, we and Hawk sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., (“MacDonald”), whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project. Other than the common stock issued to Hawk in June 2006, we have not incurred any other expenses related to this project. On October 1, 2007, we transferred our 24.5% interest in the MacNugget Claims to both Hawk and MacDonald for an aggregate sale price of $50,000 Canadian (US $48,560).

Easyknit Enterprises Holdings Limited and Race Merger, Inc.

On August 15, 2007, the Company filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit Enterprises Holdings Limited, a British Virgin Islands corporation with its principal offices located in Hong Kong (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Race Merger”) (Easyknit and Race Merger collectively referred to as “Easyknit”), pursuant to which the Company was seeking a declaration by the court that the Company was entitled to terminate that certain Agreement and Plan of Merger and Reorganization dated April 20, 2007, as amended on May 21, 2007 (as amended, the “Merger Agreement”), by and among the Company and Easyknit, pursuant to the terms of the Merger Agreement based upon the determination by the Company, in its sole and absolute discretion, that the Company’s due diligence has caused it to conclude that the merger transaction was not in the best interests of the shareholders of the Company and alternatively that there has been a material adverse change in the financial condition of Easyknit. By filing this action, we had not terminated the merger.

On August 30, 2007, the Company filed an Amended Complaint against Easyknit, seeking to recover damages against Easyknit for Easyknit’s material breaches of the Merger Agreement arising out Easyknit’s refusal to consent to financing and acquisition transactions critical to the Company’s future business operations. Wits Basin seeks to recover from Easyknit out-of-pocket costs in excess of $ 2 million and lost profits in amount to be determined at trial.

On October 15, 2007, Easyknit, filed an Answer and Counterclaim. Easyknit’s answer largely denies the allegations in the Company’s Amended Complaint, denies any breaches of the Merger Agremeent and denies liability to the Company. Easyknit’s counterclaim seeks a judicial declaration that (1) Easyknit is entitled to a $30 million termination fee in the event that the Company terminates the Merger Agreement and (2) that Easyknit is entitled to a $30 million termination fee in the event that Easyknit terminates the Merger Agreement based on the Company’s alleged breach of the terms of the Merger Agreement. The Company does not believe Easyknit’s counterclaims are meritorious, and intends to vigorously defend against them.

On November 1, 2007, the Company delivered to Easyknit a notice of termination of Merger Agreement pursuant to Sections 7.03(e), 7.03(g) and 8.01(i) of the Merger Agreement. The Company’s bases for termination of the Merger Agreement include, but are not limited to, the occurrence of material adverse effects relating to Easyknit pursuant to the terms of the Merger Agreement, the dissatisfaction of the Company, in its sole and absolute discretion, with its findings during due diligence relating to Easyknit and Easyknit’s material breaches of covenants under the Merger Agreement.

On November 5, 2007, Company received a letter from Easyknit indicating Easyknit’s belief that Company’s termination of the Merger Agreement was wrongful and without merit, and demanding payment by Company of a $30,000,000 termination fee and an additional $500,000 to cover expenses of Easyknit relating to the merger. The Company believes Easyknit’s demand is completely without merit, and intends to vigorously defend itself against such demand, while continuing to assert its rights and remedies in the pending legal action between the parties.

SSC Mandarin Group Limited

On July 27, 2007, the Company entered into (i) that certain Sale of Shares and Claims Agreement by and among the Company, SSC Mandarin Group Limited (“SSC Mandarin”) and China Global Mining Resources Limited, a British Virgin Islands corporation (“China Global BVI”) and (ii) that certain Sale of Shares and Claims Agreement by and among the Company, SSC Mandarin and China Global Mining Resources Limited, a Hong Kong corporation (“China Global HK”) (the agreements shall collectively be referred to herein as the “CGMR Agreements”), pursuant to which Company acquired from SSC Mandarin 100% of the equity interest in China Global BVI and China Global HK for a purchase price of 10,000 Hong Kong Dollars (approximately $1,300) for each entity. China Global BVI holds rights to acquire interests in various mining properties located in the People’s Republic of China (the “PRC”). Prior to the acquisition of China Global BVI, the Company made loans to China Global BVI for the purpose of investments and financings used toward such mining properties, and holds promissory notes from China Global BVI in the aggregate amount of approximately $8.9 million. These notes had an original maturity date of December 31, 2007, and are secured by China Global BVI’s rights to a supply agreement relating to the purchase of nickel and in various agreements underlying China Global BVI’s interests in the mining properties. China Global HK is a shell corporation created for the purpose of obtaining rights to the name China Global in Hong Kong. The Company disclosed its entry into the CGMR Agreements and information relating to the holdings of China Global BVI in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007. Company has yet to receive from SSC Mandarin documents of title relating to China Global BVI and China Global HK and other closing deliverables in accordance with the terms of the CGMR Agreements. The Company has on numerous occasions demanded that SSC Mandarin transfer such documents to Company in accordance with the terms of the CGMR Agreements.

On October 15, 2007, the Company received a notice of termination of the CGMR Agreements from SSC Mandarin. SSC Mandarin alleges that the parties agreed to certain amended terms to the CGMR Agreements, and that Company has breached those amended terms. The Company denies that such amended terms were ever agreed upon, and asserts that the CGMR Agreements have been executed and delivered by the respective parties and that consideration for the transfer of equity interest has been paid by Company to SSC Mandarin. Accordingly, Company believes that the CGMR Agreements have been consummated and are not terminable. The Company is in discussions with SSC Mandarin to resolve the issue, and intends to fully exercise its rights in enforcing the terms of the CGMR Agreements and its equity interest in both China Global BVI and China Global HK.

Capital Funding

Through November 9, 2007, we received gross proceeds of $400,000 through a private placement of 1,600,000 units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) at a price per unit of $0.25. There were no fees paid in connection with the private placement.

On November 12, 2007, we issued a promissory note in the principal amount of $110,000 to an unaffiliated third party and paid a loan fee at the time of issuance equal to $10,000. The promissory note has a maturity date of February 11, 2008, and bears interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.20 per share.

NOTE 19 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of September 30, 2007, we hold interests in mineral exploration projects in Colorado (Bates-Hunter Mine), Mexico (Vianey) and South Africa (FSC). The following is a summary of our current projects:

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

On December 18, 2006, we entered into a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico, a wholly owned subsidiary of Journey. Pursuant to the terms of the joint venture agreement, we own a twenty five percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  The joint venture agreement provided us with the exclusive right and option to acquire up to an additional twenty five percent undivided beneficial interest in the project. The additional twenty five percent interest required us to pay an additional $500,000 to Journey by September 30, 2007 (to be used for exploration work) of which $100,000 was paid in January 2007. We had been in negotiations with Journey regarding an amendment to the joint venture agreement prior to September 30, 2007, and on October 31, 2007, we executed an amendment to the joint venture agreement, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of the $400,000 payment for funding work expenditures and received our additional twenty five percent interest.

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

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”), whereby Merger Sub would merge with and into us, and we would constitute the surviving corporation to the merger and would have become a wholly owned subsidiary of Easyknit following completion of the merger. On May 21, 2007, the parties entered into Amendment No. 1 to the Merger Agreement, whereby the parties amended the Merger Agreement to, among other things, clarify the terms of the exchange ratio applicable to the merger and to set the break up fee applicable to the Merger Agreement at US$30 million, under certain specific conditions, instead of three percent of the aggregate merger consideration. On August 15, 2007, we filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit and Race Merger pursuant to which we were seeking a declaration by the court that (i) we were entitled to terminate the Merger Agreement, in our sole and absolute discretion, (ii) that our due diligence has caused us to conclude that the merger transaction is not in the best interests of our shareholders and (iii) alternatively that there has been a material adverse change in the financial condition of Easyknit. By filing this action, we had not terminated the merger. Then on November 1, 2007, we delivered to Easyknit and Race Merger a formal notice of termination of the Merger Agreement pursuant to Sections 7.03(e), 7.03(g) and 8.01(i) of the Merger Agreement. See Legal Proceedings in Part II that follows for details relating to this litigation matter.

On July 27, 2007, we entered into (1) a Sale and Shares and Claims Agreement with SSC Mandarin Group Limited (“SSC Mandarin Group”) and China Global Mining Resources Limited, a company incorporated under the laws of the British Virgin Islands (“CGMR”), pursuant to which we acquired from SSC Mandarin Group 100% of the equity interest in CGMR, whereby CGMR became a wholly owned subsidiary. CGMR holds rights to acquire interests in certain nickel (the Xing Wang Mine) and iron ore mining properties (Maanshan Zhaoyuan Mining Co. Ltd., Xiaonanshan Mining Co., Ltd., and Changjiang Mining Company Limited) located in the People’s Republic of China (the “PRC”); and (2) an Option Agreement with SSC Mandarin Financial and SSC-Sino Gold Consulting Co. Limited, a company incorporated under the laws of the PRC (“SSC-Sino Gold”), pursuant to which we acquired a three-year option to purchase a 60% equity interest in SSC-Sino Gold. SSC-Sino Gold holds rights to acquire an 80% interest in Tongguan Taizhou Gold Mining Co., Ltd., which holds licenses relating to a gold mine located in the Shaanxi province of the PRC. The consummation of any of these transactions is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion of due diligence, and the required capital funding, among other conditions. Until the consummation of any of these PRC properties, we hold only the right or option to acquire and as of the date of this report, we do not hold title to any of these properties. Furthermore, on October 15, 2007, we received a notice of termination of the CGMR Agreements from SSC Mandarin Group. See Legal Proceedings in Part II that follows for details relating to this litigation matter.

In June 2003, we acquired the Holdsworth Project from Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) (“Hawk”). Hawk is an affiliate of ours as H. Vance White (our Chairman of the Board) is an officer and director of Hawk. The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. On September 19, 2007, we sold all of our rights and claims in the Holdsworth back to Hawk for $50,000 Canadian (US$47,260). We retained a one percent gross gold royalty for any gold extracted from the limited surface depth and Hawk retains the right to purchase one half of the royalty from us for $500,000 Canadian. We have estimated that the value of the one percent royalty is immaterial and therefore have not recorded the possibility of a future gain.

As of September 30, 2007, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2007 and 2006. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,256,998 for the three months ended September 30, 2007 as compared to $1,589,776 for the same period in 2006. General and administrative expenses were $4,030,700 for the nine months ended September 30, 2007 as compared to $3,653,488 for the same period in 2006. Of the expenses reported in 2007, the majority related primarily to our direct expenses relating to the proposed merger, the acquisition of China mining projects and consulting fees, which included direct mailing and emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website. Of the expenses reported in 2006, the majority related primarily to our marketing programs and consulting fees. We anticipate the future marketing dollar expenditures will decrease for the remainder of fiscal 2007.

Exploration expenses were $519,391 for the three months ended September 30, 2007 as compared to $592,668 for the same period in 2006. Exploration expenses were $1,795,512 for the nine months ended September 30, 2007 as compared to $1,173,952 for the same period in 2006. Exploration expenses for 2007 relate to the expenditures of the Bates-Hunter Mine and Vianey projects. We anticipate the rate of spending for the remaining fiscal 2007 exploration expenses will increase due to the additional drill rigs at the Bates-Hunter Mine and our due diligence exploratory work continuing at Vianey. Exploration expenses for 2006 related to the expenditures being reported by Kwagga at the FSC Project and the Bates-Hunter Mine project.

Depreciation and amortization expenses were $4,127 for the three months ended September 30, 2007 as compared to $3,569 for the same period in 2006. Depreciation and amortization expenses were $11,923 for the nine months ended September 30, 2007 as compared to $17,545 for the same period in 2006. Related to our due diligence process at the Bates-Hunter Mine, we have made certain purchases of equipment ($115,522) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method.

We have recorded merger transaction costs of $141,025 and $1,127,859 for the three and nine months ended September 30, 2007, respectively. These costs represent fees charged by our Hong Kong attorneys and advisors. On November 1, 2007, the Company delivered to Easyknit a notice of termination of Merger Agreement pursuant to Sections 7.03(e), 7.03(g) and 8.01(i) of the Merger Agreement. We anticipate having additional costs associated with the litigation of this merger.

On September 19, 2007, we sold all of our rights and claims in the Holdsworth Project back to Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) for $50,000 Canadian (US$47,260).

Other Income and Expense

Other income and expense consists of interest income, gain on sale of marketable securities, interest expense and other expense. Interest income for the three months ended September 30, 2007 was $685 compared to $19,892 for the same period in 2006. Interest income for the nine months ended September 30, 2007 was $4,132 compared to $23,793 for the same period in 2006. During September 2007, we sold all of the shares of MacDonald Mines Exploration Ltd., we held. The sale of these marketable securities generated a gain of $65,580 for the three and nine months ended September 30, 2007. Interest expense for the three months ended September 30, 2007 was $391,671 compared to $363,000 for the same period in 2006. Interest expense for the nine months ended September 30, 2007 was $726,254 compared to $1,858,082 for the same period in 2006. The 2007 and 2006 interest expense relates to promissory notes payable. With the possible acquisition of mining properties in the People’s Republic of China (the “PRC”), we anticipate that interest expense may increase in fiscal 2008, if any such acquisitions occur.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of our business assets and the sale of equity securities. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. For the nine months ended September 30, 2007 and 2006, we had net cash used in operating activities of $4,813,718 and $2,421,631, respectively.

We had working capital deficits of $10,366,801 at September 30, 2007, compared to $40,333 at December 31, 2006. Cash and equivalents were $126,414 at September 30, 2007, representing an increase of $40,504 from the cash and equivalents of $85,910 at December 31, 2006.

On January 21, 2005, we completed the acquisition of an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a corporation incorporated under the laws of Colorado). On July 21, 2006, we executed a stock purchase agreement intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (the “Bates Asset Purchase Agreement”) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The Bates Asset Purchase Agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine, Golden Gilpin Mill and the associated real and personal property assets. On March 1, 2007, we executed an amendment to the asset purchase agreement, whereby the Golden Gilpin Mill and adjacent real property were removed from the transaction. On May 31, 2007, we executed a further amendment to the asset purchase agreement, whereby the closing of the transaction contemplated by the asset purchase agreement has been extended to March 31, 2008, or sooner should we complete our due diligence. If a formal closing occurs, we shall deliver to the Sellers (i) the sum of $250,000 Canadian Dollars; (ii) a note payable to Sellers in the original principal amount of $6,500,000 Canadian Dollars, (iii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iv) 3,620,000 shares of our unregistered and restricted $0.01 par value common capital stock. The Bates Asset Purchase Agreement would still require us to provide the following additional compensation to non-affiliate third parties: (i) warrants to purchase up to 1,100,000 shares of our common stock, at an exercise price of $0.75 per share; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election to an unrelated third party.

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

On December 18, 2006, we entered into a formal joint venture agreement (pursuant to an earlier option agreement dated June 28, 2006) with Journey, whereby the partner’s interest in certain mining claims of the Vianey are defined. We have provided $500,000 for exploration work by the required December 31, 2006 due date, a further $100,000 in January 2007 and on October 31, 2007, we executed an amendment to the joint venture agreement, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of a remaining $400,000 payment for funding work expenditures and received an additional twenty five percent interest.

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

Under provisions of a Loan Agreement entered into with Pacific Dawn Capital, and related promissory note issued to Pacific Dawn, Pacific Dawn had the right to purchase, at a price per share of $0.20, a number of shares of our common stock equal to the maximum principal amount drawn against the promissory note divided by $0.20. Of the available right to purchase option of 2,000,000 shares, Pacific Dawn purchased 1,000,000 shares of common stock in December 2006. Pacific Dawn paid $120,000 of the exercise price in December 2006 and the remaining $80,000 in January 2007. In consideration of Pacific Dawn’s agreement to exercise its right to purchase 1,000,000 shares of common stock, we agreed to extend its right to purchase option relating to the other 1,000,000 shares from March 31, 2007 to December 31, 2007. On September 21, 2007, in consideration of a new $100,000 loan to the Company from Pacific Dawn, and as additional consideration for the loan, the Company reduced the exercise price of its right to purchase option relating to the other 1,000,000 shares from $0.20 to $0.15 per share and extended the expiration date December 31, 2007 to December 31, 2008.

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

On June 19, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $4,000,000 (“Note 3”). Note 3 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on the Notes is subject to automatic conversion in the event we complete the proposed merger transaction with Easyknit. Note 3 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 3 is September 17, 2007, but may be extended upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit have not terminated the proposed merger. In the event the merger is terminated after September 17, 2007, our obligations under Note 3 shall become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We have also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 3.

On July 9, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $800,000 (“Note 4”). Note 4 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on Note 4 is subject to automatic conversion in the event we complete the proposed merger transaction with Easyknit. Note 4 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 4 is October 7, 2007, but may be extended upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit have not terminated the proposed merger. In the event the merger is terminated after October 7, 2007, our obligations under Note 4 shall become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We have also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 4.

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

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As additional consideration, we agreed to reduce the conversion price applicable to the Notes from $1.00 to $0.50 per share and to reduce the purchase price applicable to certain purchase rights of China Gold under the Notes from $1.00 to $0.50 per share. The letter agreement further gives us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating to purchase rights provided under the Notes from $0.50 to $0.25 per share.

As of September 30, 2007, we have issued an aggregate of $9,800,000 of notes under the Purchase Agreement and have received net proceeds of $9,604,000 pursuant to the issuance of the notes, less $196,000 paid to an affiliate of China Gold in the form of a loan fee. We also agreed to pay $40,000 in accountable expenses of China Gold with respect to notes issued under the Purchase Agreement.

In April 2007, we entered into option agreements to acquire from SSC Mandarin Group Limited (“SSC Mandarin Group”) 100% of the equity interest in two corporations, each of which were shell corporations or had nominal assets at the time: (i) China Global Mining Resources Limited, a British Virgin Islands corporation (“China Global BVI”), for $10,000 HK Dollars, and (ii) China Global Mining Resources Limited, a Hong Kong corporation, for $10,000 HK Dollars. On August 1, 2007, we paid the required purchase prices of $10,000 Hong Kong dollars (approximately US$1,300 each).

As of September 30, 2007, we loaned an aggregate of $7,795,000 to China Global BVI under 3 secured promissory notes. Each of the promissory notes accrues interest at a rate of 8 percent. Effective with our payment on August 1, 2007, in which we completed our acquisition of China Global BVI, these loans are held in a wholly owned subsidiary of ours.

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

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”), whereby Merger Sub would merge with and into us, and we would constitute the surviving corporation to the merger and would have become a wholly owned subsidiary of Easyknit following completion of the merger. On May 21, 2007, the parties entered into Amendment No. 1 to the Merger Agreement, whereby the parties amended the Merger Agreement to, among other things, clarify the terms of the exchange ratio applicable to the merger and to set the break up fee applicable to the Merger Agreement at US$30 million, under certain specific conditions, instead of three percent of the aggregate merger consideration. On August 15, 2007, we filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit and Race Merger pursuant to which we were seeking a declaration by the court that (i) we were entitled to terminate the Merger Agreement, in our sole and absolute discretion, (ii) that our due diligence has caused us to conclude that the merger transaction is not in the best interests of our shareholders and (iii) alternatively that there has been a material adverse change in the financial condition of Easyknit. By filing this action, we had not terminated the merger. Then on November 1, 2007, we delivered to Easyknit and Race Merger a formal notice of termination of the Merger Agreement pursuant to Sections 7.03(e), 7.03(g) and 8.01(i) of the Merger Agreement. See Legal Proceedings in Part II that follows for details relating to this litigation matter.

In May 2007, a shareholder exercised his Class C Redeemable warrant to purchase 62,500 shares of common stock with an exercise price of $0.50 per share and we received $31,250.

In June 2007, we issued 75,025 shares of our common stock to a consultant, who, pursuant to a cashless exercise clause, surrendered 100,000 of the available shares to pay for the exercise.

In June 2003, we acquired the Holdsworth Project from Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) (“Hawk”). Hawk is an affiliate of ours as H. Vance White (our Chairman of the Board) is an officer and director of Hawk. The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. On September 19, 2007, we sold all of our rights and claims in the Holdsworth back to Hawk for $50,000 Canadian (US$47,260). We retained a one percent gross gold royalty for any gold extracted from the limited surface depth and Hawk retains the right to purchase one half of the royalty from us for $500,000 Canadian. We have estimated that the value of the one percent royalty is immaterial and therefore have not recorded the possibility of a future gain.

On September 21, 2007, in consideration of a new $100,000 loan to the Company from Pacific Dawn Capital, the Company issued a promissory note in the principal amount of $100,000 to Pacific Dawn. The promissory note has a maturity date of October 21, 2007, and bears interest at a rate of 5% per annum. Under the terms of the promissory note and as additional consideration for the loan, the Company reduced the exercise price of certain rights to purchase up to 1,000,000 shares of our common stock from $0.20 to $0.15 per share and extended the expiration date December 31, 2007 to December 31, 2008 of said rights.

On September 27, 2007, in consideration of an unsecured $50,000 loan to the Company from Mrs. Nancy White, a Canadian citizen, the Company issued a promissory note in the principal amount of $50,000 to Mrs. White. The promissory note has a maturity date of December 27, 2007, and bears interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, the Company issued a warrant to purchase up to 100,000 shares of our common stock at $0.27 per share with an expiration date of October 3, 2009.

On September 28, 2007, through a private placement of units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 400,000 units at a price per unit of $0.25, resulting in gross proceeds of $100,000. There were no fees paid in connection with the private placement.

During the nine months ended September 30, 2007, a total of six warrant holders exercised on an aggregate of 3,230,000 stock purchase warrants with exercise prices ranging from $0.12 to $0.40 per share and received 3,230,000 shares of common stock. We received $653,600 in proceeds.

Our existing sources of liquidity will not provide sufficient cash to fund operations for the next twelve months. As of the date of this report, we have estimated our cash needs over the next twelve months, relating to our general and administrative needs along with the exploration expenses for the Bates-Hunter Mine, Vianey and FSC Project, to be approximately $4,500,000 (to include $1,000,000 for the Bates-Hunter Mine, $1,000,000 for Vianey and $1,500,000 for Kwagga). Additionally, should we consummate any other projects during 2007, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS DURING 2007.

As of November 14, 2007, we had only approximately $100,000 of cash and cash equivalents on hand. Since we do not expect to generate any revenue from operations in 2007, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. We will also continue to seek additional opportunities relating to our mining operations, and our ability to seek out such opportunities, perform due diligence, and, if successful, acquire such properties or opportunities would require additional capital. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE HAVE MINIMAL OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of September 30, 2007 we hold certain rights in three projects: the Bates-Hunter Mine in Colorado, the Vianey Concession in Mexico and the FSC Project located in South Africa. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through September 30, 2007, we have incurred an aggregate net loss of $35,084,871. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2006 and 2005, and we have an accumulated deficit as of September 30, 2007. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

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

OUR SUCCESS IN CONNECTION WITH ANY PROJECT IS SUBSTANTIALLY DEPENDENT ON THE PROJECT’S OPERATOR.

We will be relying heavily on the ability of the project operators we engage, to make prudent use of all funds in connection with the exploration at our three projects. If the operators do not use these funds wisely, we may not realize any return on our exploration investments. We also depend on the operators to obtain and maintain various governmental licenses and permits necessary to explore and develop the properties. The failure to obtain and maintain such licenses and permits may cause significant delays in exploring and developing the properties, or even may prevent the completion of any of these activities altogether.

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

Additional financing will be needed in order to fund beyond the current three exploration programs underway or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition - We Currently Do Not Have Enough Cash to Fund Operations During 2007.”

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Easyknit Enterprises Holdings Limited and Race Merger, Inc.

On August 15, 2007, the Company filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit Enterprises Holdings Limited, a British Virgin Islands corporation with its principal offices located in Hong Kong (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Race Merger”) (Easyknit and Race Merger collectively referred to as “Easyknit”), pursuant to which the Company was seeking a declaration by the court that the Company was entitled to terminate that certain Agreement and Plan of Merger and Reorganization dated April 20, 2007, as amended on May 21, 2007 (as amended, the “Merger Agreement”), by and among the Company and Easyknit, pursuant to the terms of the Merger Agreement based upon the determination by the Company, in its sole and absolute discretion, that the Company’s due diligence has caused it to conclude that the merger transaction was not in the best interests of the shareholders of the Company and alternatively that there has been a material adverse change in the financial condition of Easyknit. By filing this action, we had not terminated the merger.

On August 30, 2007, the Company filed an Amended Complaint against Easyknit, seeking to recover damages against Easyknit for Easyknit’s material breaches of the Merger Agreement arising out Easyknit’s refusal to consent to financing and acquisition transactions critical to the Company’s future business operations. Wits Basin seeks to recover from Easyknit out-of-pocket costs in excess of $ 2 million and lost profits in amount to be determined at trial.

On October 15, 2007, Easyknit filed an Answer and Counterclaim. Easyknit’s answer largely denies the allegations in the Company’s Amended Complaint, denies any breaches of the Merger Agreement and denies liability to the Company. Easyknit’s counterclaim seeks a judicial declaration that (1) Easyknit is entitled to a $30 million termination fee in the event that the Company terminates the Merger Agreement and (2) that Easyknit is entitled to a $30 million termination fee in the event that Easyknit terminates the Merger Agreement based on the Company’s alleged breach of the terms of the Merger Agreement. The Company does not believe Easyknit’s counterclaims are meritorious, and intends to vigorously defend against them.

On November 1, 2007, the Company delivered to Easyknit a notice of termination of Merger Agreement pursuant to Sections 7.03(e), 7.03(g) and 8.01(i) of the Merger Agreement. The Company’s bases for termination of the Merger Agreement include, but are not limited to, the occurrence of material adverse effects relating to Easyknit pursuant to the terms of the Merger Agreement, the dissatisfaction of Company, in its sole and absolute discretion, with its findings during due diligence relating to Easyknit and Easyknit’s material breaches of covenants under the Merger Agreement.

On November 5, 2007, Company received a letter from Easyknit indicating Easyknit’s belief that Company’s termination of the Merger Agreement was wrongful and without merit, and demanding payment by Company of a $30,000,000 termination fee and an additional $500,000 to cover expenses of Easyknit relating to the merger. The Company believes Easyknit’s demand is completely without merit, and intends to vigorously defend itself against such demand, while continuing to assert its rights and remedies in the pending legal action between the parties.

SSC Mandarin Group Limited

On July 27, 2007, the Company entered into (i) that certain Sale of Shares and Claims Agreement by and among the Company, SSC Mandarin Group Limited (“SSC Mandarin”) and China Global Mining Resources Limited, a British Virgin Islands corporation (“China Global BVI”) and (ii) that certain Sale of Shares and Claims Agreement by and among the Company, SSC Mandarin and China Global Mining Resources Limited, a Hong Kong corporation (“China Global HK”) (the agreements shall collectively be referred to herein as the “CGMR Agreements”), pursuant to which Company acquired from SSC Mandarin 100% of the equity interest in China Global BVI and China Global HK for a purchase price of 10,000 Hong Kong Dollars (approximately $1,300) for each entity. China Global BVI holds rights to acquire interests in various mining properties located in the People’s Republic of China (the “PRC”). Prior to the acquisition of China Global BVI, the Company made loans to China Global BVI for the purpose of investments and financings used toward such mining properties, and holds promissory notes from China Global BVI in the aggregate amount of approximately $8.9 million. These notes had an original maturity date of December 31, 2007, and are secured by China Global BVI’s rights to a supply agreement relating to the purchase of nickel and in various agreements underlying China Global BVI’s interests in the mining properties. China Global HK is a shell corporation created for the purpose of obtaining rights to the name China Global in Hong Kong. The Company disclosed its entry into the CGMR Agreements and information relating to the holdings of China Global BVI in a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2007. Company has yet to receive from SSC Mandarin documents of title relating to China Global BVI and China Global HK and other closing deliverables in accordance with the terms of the CGMR Agreements. The Company has on numerous occasions demanded that SSC Mandarin transfer such documents to Company in accordance with the terms of the CGMR Agreements.

On October 15, 2007, the Company received a notice of termination of the CGMR Agreements from SSC Mandarin. SSC Mandarin alleges that the parties agreed to certain amended terms to the CGMR Agreements, and that Company has breached those amended terms. The Company denies that such amended terms were ever agreed upon, and asserts that the CGMR Agreements have been executed and delivered by the respective parties and that consideration for the transfer of equity interest has been paid by Company to SSC Mandarin. Accordingly, Company believes that the CGMR Agreements have been consummated and are not terminable. The Company is in discussions with SSC Mandarin to resolve the issue, and intends to fully exercise its rights in enforcing the terms of the CGMR Agreements and its equity interest in both China Global BVI and China Global HK. In the event that the CGMR Agreements become terminated, we could lose our rights and options in the PRC properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months. As of September 30, 2007, we have sold an aggregate of $9,800,000 in convertible secured promissory notes (“Notes”) to China Gold, and have received net proceeds of $9,604,000 pursuant to the sale of the Notes, less $196,000 paid to an affiliate of China Gold in the form of a loan fee. We have reserved 9,800,000 shares of our common stock, at a conversion price of $1.00 per share, related to the Purchase Agreement with China Gold, convertible at the option of China Gold. On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As additional consideration, we agreed to reduce the conversion price applicable to the Notes from $1.00 to $0.50 per share and to reduce the purchase price applicable to certain purchase rights of China Gold under the Notes from $1.00 to $0.50 per share. The letter agreement further gives us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating to purchase rights provided under the Notes from $0.50 to $0.25 per share.

Neither the securities offered and sold pursuant to the China Gold Purchase Agreement nor the shares of common stock underlying such securities were registered under the Securities Act, and therefore may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company offered and sold the above-referenced securities in reliance on the statutory exemption from registration in Section 4(2) of the Securities Act, and on Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) the purchaser had knowledge and experience in financial and business matters such that it was capable of evaluating the risks of the investment, and (ii) the Company has obtained representations from the purchaser indicating that it was an accredited investor and purchasing for investment only.

In September 2007, our Board authorized the issuance of 100,000 shares of our un-registered common stock to a non-US vendor, who provided longer terms on payables due to him. In connection with this issuance, we relied upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and Rules 505 and 506 promulgated thereunder, since this was a private transaction, not involving any general solicitation and not constituting a public offering.

On September 28, 2007, through a private placement of units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 400,000 units at a price per unit of $0.25, resulting in gross proceeds of $100,000. There were no fees paid in connection with the private placement. The offering was conducted as a private placement pursuant to the exemption from registration provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company believes that the investor is an “accredited investor” as such term is defined in Rule 501(a) promulgated under the Securities Act.

Item 4.  Submission of Matter to a Vote of Security Holders

On September 21, 2007, the Company held its Annual Meeting of Shareholders. As of August 24, 2007, the record date for determining the shares of the Company’s stock outstanding and entitled to vote at the meeting, there were 107,139,199 shares of common stock issued and outstanding. A total of 78,257,603 shares were represented at the meeting. The following matters were voted:

(A) To elect four directors. All of the management’s nominees for directors as listed in the proxy statement were elected with the following:

	Shares Voted For	Withheld
H. Vance White	75,919,840	2,337,762
Stephen D. King	75,439,725	2,817,893
Mark D. Dacko	75,832,709	2,424,893
Norman D. Lowenthal	76,210,103	2,047,499

(B) Vote to approve (i) an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of undesignated capital stock to 300,000,000 shares, (ii) amend the address of the registered office and (iii) delete certain references that are outdated and unnecessary, as follows:

Shares Voted For	Against	Abstain	Broker Non-Vote
73,129,256	5,026,749	101,594	—

Item 6. Exhibits

Exhibit	Description
3.1	Amended and Restated Articles of Incorporation (effective as of September 24, 2007) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

10.1**	Bill of Sale dated September 19, 2007 by and among Active Hawk Minerals, LLC (a wholly owned subsidiary of the Company) and Hawk Uranium Inc., for the sale of the Holdsworth Project.

10.2**	Transfer Agreement dated October 1, 2007 by and among the Company, Hawk Uranium Inc. and MacDonald Mines Exploration Ltd., for the sale of the MacNugget Claims.

10.3**
Amendment to Joint Venture Agreement dated October 31, 2007 by and among the Company, Journey Resources Corp., and Minerales Jazz S.A. De C.V., whereby we issued 1,600,000 shares of common stock in lieu of the $400,000 exploration work payment.

10.4	Letter Agreement dated October 31, 2007 by and among Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2007).

31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: November 19, 2007	By:	/s/ Stephen D. King
Stephen D. King Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko Chief Financial Officer