Form 10KSB
period 2007-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2008-04-04
CIK 912875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
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

The Company’s revenues for its most recent fiscal year: None.

The aggregate market value of the Company’s common stock held by non-affiliates as of March 31, 2008 was approximately $25,000,000, based on the closing sale price as reported on the OTCBB for the Company’s common stock on March 31, 2008.

On March 31, 2008, there were 120,140,866 shares of common stock issued and outstanding, which is the Company’s only class of voting stock.

Documents Incorporated by Reference: None.

Traditional Small Business Disclosure Format: Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.

Annual Report on Form 10-KSB
For the Year Ended December 31, 2007

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

PART I

ITEM 1. BUSINESS

OVERVIEW

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of December 31, 2007, we hold interests in mineral exploration projects in South Africa, Colorado and Mexico.

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. The last completed drillhole on the FSC project occurred in 2005. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest in Kwagga Barbados. See the “Our Exploration Projects” section that follows for more detail as to the FSC Project, including a discussion regarding a letter of intent we have entered into with respect to our rights to acquire the 65 percent interest in Kwagga Barbados held by AfriOre.

•
On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets include the Bates-Hunter Mine, a prior producing gold mine from the 1860’s until the 1930’s located in Central City, Colorado. On January 28, 2008, we executed a fourth amendment to the formal purchase agreement, including an amendment to change the closing date from March 31, 2008 to June 30, 2008. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program. See the “Our Exploration Projects” section that follows for detailed information regarding the Bates-Hunter Mine, including the fourth amendment to the formal asset purchase agreement.

•
On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  All work being performed at Vianey is under the supervision of Journey, which mainly consists of cleaning the site for a future work program. See the “Our Exploration Projects” section that follows for detailed information regarding the Vianey Mine, including the amendment to the formal joint venture agreement.

Additionally, we have made approximately $7,000,000 in advance payments on two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (i) a nickel mining operation referred to as the Xing Wang Mine and (ii) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd. (which includes Maanshan Zhaoyuan Mining Co. Ltd., and Xiaonanshan Mining Co., Ltd.) and Changjiang Mining Company Limited. Further due diligence and the satisfaction of certain conditions are required before we can proceed with completing the acquisition of either of these PRC projects.

As of December 31, 2007, we do not directly own any mining permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

OUR HISTORY

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc. In conjunction with our April 2001 merger with activeIQ Technologies Inc., we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. In June 2003, following our transaction to acquire the rights to the FSC Project, we changed our name to Wits Basin Precious Minerals Inc., in order to further associate our corporate name with our new business model.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet through our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business. We sold substantially all of the assets relating to our Hosted Solutions and Accounting Software Businesses as of such dates and as a result, we became an exploratory stage company effective May 1, 2003. As of the date of this Annual Report, we have only one operating segment, that of minerals exploration, and we will continue reporting as an exploration stage company until such time as an economic mineral deposit is discovered or we otherwise complete acquisitions or joint ventures with business models that have revenues.

OUR EXPLORATION PROJECTS

KWAGGA GOLD (BARBADOS) LIMITED and the FSC PROJECT

Overview

On June 4, 2003, Hawk Uranium Inc., (f/k/a Hawk Precious Minerals Inc.) a corporation formed under the laws of the Providence of Ontario, Canada (“Hawk”), AfriOre International (Barbados) Limited, a corporation formed under the laws of Barbados (“AfriOre”), and AfriOre’s wholly owned subsidiary, Kwagga Gold (Proprietary) Limited, a corporation formed under the laws of the Republic of South Africa (“Kwagga (Proprietary)”), entered into a Heads of Agreement whereby Hawk could earn an interest in exploration rights in certain lands located in the region adjacent to the main Witwatersrand Basin in the Republic of South Africa, referred to as the “FSC Project.” The Heads of Agreement required a total investment of $3,500,000 from Hawk to acquire a 50 percent equity ownership of Kwagga (Proprietary).

On June 26, 2003, we acquired Hawk’s interest and rights to the Heads of Agreement. On August 27, 2004, we entered into a new shareholders agreement, as amended August 30, 2004, with AfriOre and its wholly owned subsidiary, Kwagga Gold (Barbados) Limited, a corporation formed under the laws of Barbados (“Kwagga (Barbados)”). The new shareholders agreement superseded the Heads of Agreement. Kwagga (Barbados) is the parent and holding company of Kwagga (Proprietary). By September 2004, we had invested an aggregate of $2.1 million and became a 35 percent minority shareholder of Kwagga Barbados. The $2.1 million had been expended in the drilling of two holes, completed by August 2005.

On December 12, 2007, we entered into a new agreement, the Sale of Shares Agreement with AfriOre and Kwagga (Barbados), which specifies terms and conditions by which we may acquire the remaining 65 percent equity interest of Kwagga (Barbados). In order for us to acquire the remaining 65 percent interest, all of the following must occur: (1) on or before June 14, 2008 (or such extended date as agreed to by the parties), South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”), must consent in writing to the change in the controlling interest in Kwagga (Proprietary) as per South African law; (2) we must incur certain exploration expenditures in the aggregate amount of at least $1.4 million (this with the initial $2.1 million investment attains the $3.5 million investment necessary to acquire a 50 percent ownership level) as required in the shareholders agreement; and (3) we must pay to AfriOre an amount equal to $1.162 million on the earlier of (a) December 31, 2008 or (b) within three months following the final date of the completion of the required $1.4 million exploration expenditures. The closing of this transaction will occur three business days following the receipt of the DME consent, at which time we will acquire the remaining 65 percent interest and simultaneously grant to AfriOre a security interest in that 65 percent interest as collateral. Such security interest will not be released by AfriOre until such time as we incur the exploration expenditures and make the $1.162 million payment. The August 27, 2004 shareholders agreement remains in full force and effect until receipt of the DME consent, but upon receipt of the DME consent, such shareholders agreement will be superseded by the Sale of Shares Agreement. In the event the parties do not obtain the DME consent, the Sale of Shares Agreement will lapse and the terms and conditions set forth therein will be null and void and of no further force or effect.

As additional consideration for entering into the Sale of Shares Agreement, AfriOre will be entitled to a two percent gross royalty on all sales of gold and any other minerals by the Company relating to the FSC project. We may buy back one percent of the two percent gross royalty for a one-time cash payment of $2 million upon delivery of a bankable feasibility study.

In connection with the Sale of Shares Agreement, we entered in an operating agreement with Kwagga (Proprietary), whereby we will serve as the manager of exploration, evaluation, development and mining of those mineral properties to which Kwagga (Proprietary) holds rights (the properties and valid prospecting permits cover approximately 230,000 acres). Under that operating agreement, we will be compensated for our management services according to the accounting procedure set forth in the operating agreement. We may terminate the operating agreement for any reason upon three months’ notice to Kwagga (Proprietary).

On March 3, 2008, we entered into a letter of intent with Communications DVR Inc. (“DVR”), a capital pool company listed on the TSX Venture Exchange (TSXV: DVR.P). Under the terms of the letter of intent, it is anticipated that DVR will acquire and assume all of our rights and obligations under the Sale of Shares Agreement in exchange for 22 million common shares of DVR (the “DVR Transaction”). DVR currently has 3,765,000 common shares issued and outstanding and at the request of DVR, trading of DVR common shares has been halted and will remain so until receipt by the TSX Venture Exchange of all requisite documentation in connection with this proposed DVR Transaction and satisfaction of related conditions.

The closing of the proposed DVR Transaction is subject to a number of other conditions including, but not limited to the following: (1) obtaining all necessary regulatory approvals, including the approval by the TSX Venture Exchange of the DVR Transaction, which is intended to qualify as DVR's qualifying transaction for purposes of the rules of the TSX Venture Exchange and as a result of which DVR would cease to be a capital pool company and would become a regularly-listed company on the TSX Venture Exchange, (2) DME and other necessary third party consents, (3) the negotiation and execution of definitive agreements, (4) board of director approval, (5) the completion of necessary financing and (6) other conditions typical of a transaction of this nature.

Upon completion of the DVR Transaction, the parties anticipate that DVR will have approximately 34,590,000 common shares issued and outstanding on a non-diluted basis, and its officers are expected to include H. Vance White, as Chief Executive Officer, and Dr. Clyde Smith, as President. We also anticipate that Mr. White, Dr. Smith and Mr. King will serve on the board of DVR.

Creating a vehicle that is focused on the 65 percent interest in the FSC project is part of an overall strategy to allow management to be single minded as well as having access to one of the largest mining capital markets in the world.

Previous Exploration Efforts

The geological model was developed by AfriOre, affiliates of AfriOre and academic geologists from Witwatersrand University.

In October 2003, AfriOre commissioned the first drillhole, which was completed on June 8, 2004. This drillhole, BH47, was drilled in the western structural block to a depth of 2,984 meters (approximately 9,800 feet) and intersected a well developed succession of lower Proterozoic rocks before it was terminated in a zone of shearing. Although BH47 was not successful in intersecting any gold bearing mineralization reefs to the depths drilled, it did confirm the existence of the overlying cover rock stratigraphies, similar to those in the main Witwatersrand Basin, thereby confirming the initial geological model.

In October 2004, the South African Department of Minerals and Energy granted permission to prospect on newly acquired areas of the FSC Project, which had been defined as drillhole BH48. That second drillhole, BH48 (which was completed in August 2005) was drilled to a depth of 2,559 meters (approximately 8,400 feet) and intersected over 600 meters of quartzites, below cover rocks which included a relatively thin succession of Transvaal Supergroup sedimentary rocks (160 meters) and Ventersdorp Supergroup lavas (132 meters) below the Karoo Supergroup rocks. The quartzites have been positively identified as Witwatersrand rocks, both through stratigraphic correlation and age dating analysis. Although the age dating determinations indicated an age of the quartzites in accordance with that of the Witwatersrand Supergroup, expert consultants engaged by AfriOre correlated the quartzites with the West Rand Group of the Witwatersrand Supergroup. Also identified in BH48 were a number of bands of pyrite mineralization which, while returning assays results with negligible amounts of gold, nevertheless were consistent with similar features encountered throughout the rocks in the main Witwatersrand Basin.

Our Exploration Plans

The FSC project is significant because for the first time all the historical data previously held by independent sources has been acquired and interpreted together. Part of the data that AfriOre has acquired and compiled from independent sources includes:
•	Government aeromagnetic and gravimetric data.
•	66 regional drillholes of which 37 define the FSC basin and 7 intersected Witwatersrand rocks within the FSC basin.
•	736 line kilometers of seismic data.

Six potential sites for proposed future drilling have been identified for consideration. It has been recommended that additional seismic and drillhole information be purchased from a third party to enhance the interpretation in the exploration area prior to siting the drillholes.

A preliminary estimate of costs associated with the next phase of exploration has been calculated and includes the purchase of data from other drilling companies and the drilling of a single drillhole with associated costs. The actual costs will be dependent on the depth of drilling, with a 2,000 meter hole estimated at $622,000 and a 3,200 meter hole estimated at $957,790 based on estimates made in March 2007. We anticipate that costs will have generally increased since the estimate.

It is anticipated that the next round of exploration funding will be financed upon completion of the proposed DVR Transaction. In the event that the DVR Transaction is not closed, alternate sources of financing will be sought.

BATES-HUNTER MINE

Overview

On January 21, 2005, we acquired an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corporation (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc., (a Colorado corporation). On July 21, 2006, we executed a stock purchase agreement with the parties to the option intended to supersede the option agreement. On September 20, 2006, we executed a formal asset purchase agreement (as amended on October 31, 2006, March 1, 2007 and May 31, 2007) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon in the stock purchase agreement or option. The formal asset purchase agreement is by and among the Company and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation, and George Otten, a resident of Colorado (collectively the “Sellers”) for the purchase of the following assets: the Bates-Hunter Mine (this was a prior producing gold mine when operations ceased during the 1930’s), a water treatment plant, mining properties, claims, permits and all ancillary equipment.

On January 28, 2008, the parties to the formal asset purchase agreement entered into a fourth amendment relating to the modification or amendment of certain terms, including without limitation: (i) the incorporation of an acknowledgement of the parties that we have incurred approximately $2,500,000 in due diligence costs; (ii) an amendment to change the closing date of the formal asset purchase agreement from March 31, 2008 to June 30, 2008 (and to change the date upon which either party may terminate the agreement in the event a closing has not occurred as of such date to June 30, 2008); and (iii) an amendment to the purchase price whereby all payments of principal and interest under such note can be deferred until the earlier of production on the property or January 2010.

At a formal closing, we shall deliver to the Sellers (i) a note payable to Sellers in the original principal amount of $6,750,000 Canadian Dollars, (ii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iii) 3,620,000 shares of our unregistered and restricted $.01 par value common stock. Furthermore, we would still be required to provide the following additional compensation: (i) a warrant to purchase up to 100,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election.

At December 31, 2007, Kenneth Swaisland, who previously assigned us certain rights relating to the Bates-Hunter property, held the right to receive a warrant to purchase up to 1 million shares of our common stock at an exercise price equal to the average prior 30-day sale price of our common stock, to be granted upon closing of our purchase of the Bates-Hunter mine. In January 2008, we entered into an agreement with Mr. Swaisland to that allowed him the right-to-purchase 125,000 shares of our unregistered common stock at $0.20 per share and provided for the issuance of a new three-year warrant to purchase up to 875,000 shares of our common stock at $0.20 per share in exchange for the termination of his right to receive the 1 million share warrant. In February 2008, Mr. Swaisland purchased the 125,000 shares for $25,000 and we finalized the agreement by issuing a three-year warrant to purchase 875,000 shares with an exercise price of $0.20 per share.

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

The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter shaft is equipped with a two-compartment, 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist two ton skips from at least 1,000 feet deep. Permit M-1990-41 covers the Bates-Hunter Mine and the Golden Gilpin Mill and is in good standing. Colorado permitting regulations allow for transfer of ownership or relocating the mine within 90 to 120 days based on technical considerations only. A state-of-the-art water treatment plant has been constructed adjacent to the mine headframe. This is a significant asset given the mine site location and environmental concerns. Substantial water rights are attached to the mine permits. There is ample water to meet both present and future project needs. The Water Discharge Permit #0043168 was in good standing until July 31, 2007, and currently is under renewal. Transfer of permit ownership requires an amendment showing the new owner and takes about 30 days to process.

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

GSR Goldsearch Resources drilled two reverse circulation holes on the property in 1990. The first hole did not intersect the Bates Vein. However, the second drilled beneath the Bates-Hunter shaft bottom intersected the Bates Vein at about 900 feet below surface. The drill cuttings graded 0.48 oz. Au/ton over 10 feet. This drillhole intersected three additional veins as well with significant gold assays.

In 2006 and 2007, we completed a total of 7,739 feet of diamond drilling in seven holes despite the extreme winter conditions in the Colorado mountains and difficulties with the drilling contractor’s proficiency, both which significantly slowed the surface drilling progress. Several narrow intervals of potential ore grade gold values were intersected. Three-dimensional computer modeling of the data from the drillholes has allowed the identification of additional drill targets for 2008. Mine de-watering has recently reached a depth of approximately 410 feet below the mine shaft collar.

Our Exploration Plans

We have conducted a detailed and comprehensive exploration program on the Bates-Hunter property consisting of the following: de-watering the shaft; underground and surface geologic mapping, sampling, and assaying; a detailed surface survey of claims and outcropping veins; computer modeling with state-of the three-dimensional art software; surface drilling of deep holes to test selected targets below the 750 foot depth of previous mining. Once de-watering has exposed a suitable level, underground diamond drilling of targets in veins adjacent to the Bates Vein will be undertaken.

We have engaged a new drilling contractor for the drilling of BH08-09, which is now being drilled toward what we perceive as a quality target and it is expected that this hole will be completed in April 2008.

VIANEY MINE CONCESSION

On June 28, 2006, we entered into an option agreement with Journey Resources Corporation, a corporation duly organized pursuant to the laws of the Providence of British Columbia, and its wholly-owned subsidiary Minerales Jazz S.A. de C.V., a corporation duly organized pursuant to the laws of Mexico (collectively, as “Journey”), to acquire an undivided 50 percent interest in certain mining claims comprising the Vianey Mine concession (“Vianey”) located in Guerrero State, Mexico. On December 18, 2006, we entered into a formal joint venture agreement with Journey and through the issuance of 500,000 shares of our common stock and a $500,000 work program expenditure payment, we acquired a 25 percent interest in Vianey.

In January 2007, we paid $100,000 of an additional $500,000 required for work program expenditures to Journey and issued an additional 500,000 shares of our common stock as partial payment to acquire an additional 25 percent interest in Vianey. On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of the final $400,000 work program expenditure payment due under the amendment. As a result, we now hold a 50 percent interest in Vianey.

The Vianey Mine is located in the north-central part of the state of Guerrero, which lies in the southern part of Mexico. It is about 250 kilometers by road south of Mexico City and 160 kilometers north of Acapulco. The mine is situated within the Morelos National Mining Reserve on the southwestern flank of the southern Sierra Madre Occidental province that extends north-northwest to the border between Sonora and Arizona, and east-southeast to Oaxaca State. The region is characterized by moderately steep rolling hills with alternating valleys of gentle gradient. Elevations in the area range from 450 to 850m above sea level. A major drainage system, the Balsas River, flows generally east to west through the region, about 2.5 km south of the site. The concession constitutes 44 contiguous hectares, centered on UTM coordinates 431,330m E, 1,987,020m N (WGS 84, Zone 14), or -99.6485 degrees E, 17.9704 degrees N.

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

“Concessions” refer to mining lots, the perimeter and name of which is determined by the applicant, and which are granted on “free” land (“tierra libre”). An exploration concession is valid for a period of six years; an exploitation concession for fifty years. Exploitation concessions can be renewed once for an additional fifty years, if requested before the end of the expiration of the original concession. The concession relating to Vianey consists of 44 hectares held under the exploitation concession (Number 164151, Exp. No. 5929, issued March 5, 1979 and will expire, unless renewed, in 2029) pursuant to the laws of Mexico. Minerales Jazz SA de C.V., (the wholly-owned subsidiary of Journey) exercised a lease with option to purchase the property held between Minera LMX SA de C.V., and Minera Chilpancingo SA de C.V., and the owner of the concession. The property is owned 100 percent by Minerales Jazz SA de C.V., with no royalty, back-in rights, or other encumbrance.

The main obligations which arise from a mining concession, and which must be kept current to avoid its cancellation, are (i) the performance of assessment work, (ii) the payment of mining taxes (technically called “duties”), and (iii) compliance with environmental laws.

The Mining Law (in Mexico) establishes that minimum amounts of funds for assessment work be spent in performing exploration work (in the case of exploration concessions) or exploration and/or exploitation work (in the case of exploitation concessions); in the latter case the sales of minerals from the mine may be substituted in lieu of the equivalent amount of minimum expenditures. A report must be filed in May of each year regarding the work done during the previous calendar year.

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

As reported in the Blakestad Report, there are many issues related to the resource/reserve calculations reported from these prior drilling phases which may not meet the requirements of National Instrument 43-101. The calculations, however, were performed by a qualified person (P. J. Hawley) with intimate experience with the property and its mineralization. The results of exploration to date and the evaluations serve to form a basis for recommending aggressive exploration of the Vianey Mine.

A total of 12 diamond drillholes were drilled in during 2006-2007. In some cases these holes were incorrectly located and in some cases they were terminated prior to intersecting target zones. The target zones were projected to depth from the lowest levels of the mine at -75 meters below surface.

Our Exploration Plans

An abundance of data has been generated on the Vianey Mine over the years. All available data is now being compiled and entered into a three-dimensional model prior to conducting the next phase of exploration work on the project. This model includes geologic and assay data plotted on underground survey and drillhole information.

Journey is the operator of the Vianey project. Journey’s consulting geologist and Qualified Person is now Philip van Angeren. The previous consultant on the project, Rodney Blakestad, recommended a 2006 surface drill program to test the down-dip continuity of the principal veins; technical and drilling difficulties resulted in the fact that none of the 12 holes drilled reached sufficient depths to test the veins at deeper levels. We have recently requested that Journey proceed to (1) acquire significant additional claims surrounding the current property, (2) acquire available underground survey data, (3) acquire available additional underground geologic and assay data developed during previous programs, (4) enter all available underground data into a suitable computer software program, (5) complete underground industry-standard channel sampling to confirm data contained in Hawley’s resource and reserve calculation report. Following completion of this work, we look forward to planning the next stage of exploration or development on the Vianey project.

TRANSACTIONS IN HONG KONG AND THE PEOPLE’S REPUBLIC OF CHINA

China Global Mining Resources Limited

In November and December 2006, SSC Mandarin Group Limited, a British Virgin Islands corporation with a principal place of business in Hong Kong (“SSC Mandarin Group”), introduced us to various potential mining opportunities located in the People’s Republic of China (the “PRC”). From January through June 2007, we made loans in the aggregate amount of approximately $7.8 million to SSC Mandarin Group, which were used by SSC Mandarin Group to acquire interests in certain mining properties (which are described below) located in the PRC through SSC Mandarin Group’s wholly owned subsidiary, China Global Mining Resources Limited, a British Virgin Islands corporation (“CGMR”). The loans to CGMR were made out of the proceeds from the China Gold, LLC convertible promissory notes (see Note 9 - Convertible Notes Payable in the financial statements). In partial consideration for the loans, we received two promissory notes of CGMR in the respective amounts of $2 and $5 million. CGMR’s obligations under the notes were secured by its rights under various acquisition and other agreements, including a supply agreement relating to forty tonnes of nickel, that CGMR had entered into relating to the mining opportunities (as discussed below). Additionally, an aggregate of $500,000 of the amounts loaned to SSC Mandarin Group were used to acquire interests in two entities from SSC Mandarin Group, SSC Mandarin Africa ($400,000) and SSC-Sino Gold ($100,000), which are described below. The remaining $300,000 was expensed for due diligence activities relating to the acquisition of mining interests. Norman D. Lowenthal, a director of ours, serves as Vice Chairman of SSC-Sino Gold and as a director of SSC Mandarin Africa, and until June 2007 served as Chairman of SSC Mandarin Financial, all of which are affiliates of SSC Mandarin Group.

On March 28, 2007, we entered into separate Sale of Shares and Claims Agreements with SSC Mandarin Group whereby we acquired CGMR and a Hong Kong entity of the same name, China Global Mining Resources Limited. The Hong Kong entity does not hold any assets, but was formed for the right to use the corporate name in Hong Kong. Due to technical deficiencies in the original Sale of Shares and Claims Agreements, we and SSC Mandarin Group re-executed the agreements on July 27, 2007 to resolve the deficiencies in the original agreements, and on August 1, 2007 paid the nominal purchase price of $10,000 Hong Kong dollars (US$1,317) for each corporation as required under the Sale of Shares and Claims Agreements. Effective August 1, 2007, we reclassified the $7 million in promissory notes received from CGMR as “Advance payments on equity investments” in our financial statements to reflect the status of CGMR as our wholly owned subsidiary.

At the time of the acquisition of CGMR, it held rights to acquire interests in a nickel and various iron ore mining properties located in the PRC. As of December 31, 2007, we hold only the right or option to acquire and do not hold title to any of these properties, therefore, we have recorded these as advanced payments until such time as we complete a transaction. In the event we determine that such a transaction will not occur, we will seek to collect our advance payments or consider available alternatives.

Nickel – Shanxi Hua Ze Nickel Smelting Co.

CGMR is a party to that certain Joint Venture Agreement with Shanxi Hua Ze Nickel Smelting Co. (“Shanxi Hua Ze”) dated April 14, 2007, as supplemented on June 6, 2007, pursuant to which the parties contemplate a joint venture relating to the Xing Wang Mine, a nickel mine located in the Qinghai province of the PRC. Pursuant to the agreement, CGMR would receive a 25% interest in the joint venture in consideration of its contribution of approximately 425 million Chinese Renminbi, or RMB, (approximately US$52 million) to the joint venture, such contribution to be used for the development and improvement of the mining property and production facility, the repayment of loans and settlement of other outstanding payables and other purposes. Shanxi Hua Ze would receive 75% of the joint venture in consideration of its contribution of the mine and related assets. Upon the acquisition by the joint venture of additional land with an additional 200,000 tonnes of nickel, CGMR would be required to contribute an additional 155 million RMB (approximately US$19 million). In consideration of this additional contribution, CGMR would receive an additional 15% of the equity interest in the joint venture, resulting in a holding of 40% of the joint venture at such time. CGMR further has the right to acquire an additional 40% interest in the joint venture from Shanxi Hua Ze if it contributes an additional 580 million RMB (approximately US$71 million) on or before June 15, 2008. To date, the parties have been unable to meet the agreed upon timetables for contributions due to the inability to obtain the necessary permits for the joint venture. We are currently exploring our options with respect to this project.

As a condition to the Joint Venture Agreement, CGMR also entered into a Supply Contract with Shanxi Hua Ze to purchase forty tonnes of electrolytic nickel (greater than 99% grade) for US$2 million, which payment also served as a prepayment of the initial contribution outlined in the Joint Venture Agreement. CGMR’s obligations under the Joint Venture Agreement are subject to the receipt of certain government approvals. The nickel to be acquired under the Supply Contract has been prepaid, and accordingly CGMR is entitled to receive the 40 tonnes of nickel pursuant to the terms of any future purchase orders relating to such nickel. CGMR’s rights under the Supply Contract serve as security for the loan to CGMR in the amount of $2 million. Based on current market prices for nickel, we believe that the 40 metric tonnes of nickel is worth approximately $1.2 million. In the event the transaction is not completed, there can be no assurance, however, that CGMR will be able to recover the $2 million advance on a timely basis, or at all.

Iron Ore – Nanjing Sudan Mining Co., Ltd.

CGMR is a party to that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (the “Nanjing Heads of Agreement”) with Maanshan Zhaoyuan Mining Co., Ltd., Xiaonanshan Mining Co., Ltd., and two individual sellers (collectively, the “Sellers”), pursuant to which CGMR holds a right to acquire 100% of Nanjing Sudan Mining Co., Ltd. (which holds a processing plant), two iron ore mining properties located in the PRC (Maanshan Zhaoyuan Mining Co. and Xiaonanshan Mining Co.) and related assets for a purchase price of $66 million, to be paid in cash or shares of stock of a listed company, as agreed by the parties. Of this amount, CGMR has paid an aggregate of 40 million Hong Kong Dollars (approximately $5 million US) in the form of two deposits to be credited against the purchase price. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion by and satisfaction of due diligence by CGMR, and satisfaction of certain indicated iron ore reserve requirements, among other conditions, which have not been fulfilled as of March 31, 2008. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers. The Nanjing Heads of Agreement calls for the completion of definitive documents and the receipt of necessary government approval by May 30, 2007, but the parties have verbally extended the applicable timetable due to a difficulty in obtaining the necessary permits.

Subsequent to our fiscal year end, on January 25, 2008, the Company, CGMR and the Sellers entered into a letter agreement establishing a purchase price and payment schedule relating to Nanjing Heads of Agreement. Under the Nanjing Heads of Agreement, the purchase price for the assets was dependent upon proven tonnage of the Maanshan and Xiaonanshan mines. The letter agreement sets the purchase price at 620,000,000 RMB (approximately $86 million US), and requires that CGMR pay the purchase price in accordance with the following schedule: (1) 25% within 30 days following the verification that a permit has been obtained with respect to Xiaonanshan Mining Company; (2) 50% within 30 days of verification of a permit for additional reserves contiguous to the Xiaonanshan mine; and (3) 25% within 30 days following the verification of a permit for Maanshan Zhaoyuan Mining Co. On March 24, 2008, the parties further amended the terms of Nanjing Heads of Agreement to include a production incentive whereby we would be required to issue a substantial number of our unregistered shares of common stock to the sellers upon the achievement of certain performance criteria relating to the delivery of iron ore within certain stated time frames. Based on our discussions with the Sellers, we anticipate the permits relating to the Xiaonanashan Mining Company will be obtained in the first half of 2008, at which time our obligation to pay 25% of the purchase price as set forth in the letter agreement will arise. We are in the process of obtaining third-party financing to assist us in proceeding with this transaction.

At the time of our acquisition of CGMR, it had advanced an aggregate of $5 million to the Sellers which may be applied by CGMR against the purchase price. In the event the transaction is not completed, there can be no assurance that CGMR will be able to recover the $5 million advance on a timely basis, or at all.

Iron Ore – Yun County Changjiang Mining Company Ltd.

CGMR is also party to that certain Equity Transfer Heads of Agreement (“Changjiang Heads of Agreement”) dated May 4, 2007 with three individual sellers, whereby CGMR holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million. The purchase price is to be paid by up to $15 million in cash and the remainder in shares of stock of a listed company. Two of the sellers, holding an aggregate of 90% of the interest in Changjiang), are parties to the Nanjing Heads of Agreement. Under the Changjiang Heads of Agreement, CGMR is required to arrange for a loan to Changjiang in the amount of $10 million, such loan to be secured by the capital stock of Changjiang. Additionally, in the event CGMR and Changjiang enter into an exclusive supply agreement relating to the purchase by CGMR of iron ore from Changjiang, CGMR will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties, but not to exceed 1.2 billion RMB. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion by and satisfaction of due diligence by CGMR, and satisfaction of certain indicated iron ore reserve requirements, among other conditions. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers. As of December 31, 2007, no funds have been advanced for this project. The resources that will be required to complete this transaction are substantial, and greater than we can currently support. Accordingly, we are seeking an industry partner to assist us in completing this transaction.

Agreement to acquire interest in SSC Mandarin Africa (Proprietary) Limited

On March 28, 2007, we entered into a Sale of Shares and Claims Agreement with SSC Mandarin Financial Services Limited (“SSC Mandarin Financial”) and SSC Mandarin Africa (Proprietary) Limited, a company incorporated under the laws of the Republic of South Africa (“Mandarin Africa”), relating to the acquisition of a 40% equity interest in Mandarin Africa for a purchase price of US$400,000. The purchase price was paid on February 14, 2007. Due to technical deficiencies in the original agreement, we and SSC Mandarin Financial re-executed the agreement on July 27, 2007 to resolve the deficiencies in the original agreement. SSC Mandarin Financial is an affiliate of SSC Mandarin Group. Norman D. Lowenthal, a director of ours, served as Chairman of SSC Mandarin Financial until June 2007, and remains a director of Mandarin Africa.

Mandarin Africa’s only asset was a two-year Collaboration Agreement with Kumba Iron Ore (an affiliate of Anglo American PLC) dated August 4, 2006, whereby Mandarin Africa could potentially earn a finders fee with respect to any PRC iron ore mining projects it introduced to Kumba that Kumba subsequently acquired. Subsequent to December 31, 2007, we were informed by Kumba Iron Ore that it had no interest in reviewing any iron ore projects for the near term, and that it would not pursue any properties potentially subject to the Collaboration Agreement. Furthermore, we are unable to consummate our acquisition of the 40% equity interest in Mandarin Africa and obtain a stock certificate representing such interest as we have learned that SSC Mandarin Financial is unable to transfer the interest as agreed. Therefore, we expensed the entire $400,000 representing the investment, effective December 31, 2007, and claim not to hold any ownership in Mandarin Africa.

Agreement to acquire option to acquire an interest in SSC-Sino Gold Consulting Co. Limited

On March 28, 2007, we entered into an Option Agreement (the “Option Agreement”) with SSC Mandarin Financial and SSC-Sino Gold Consulting Co. Limited, a company incorporated under the laws of the PRC (“SSC-Sino Gold”), pursuant to which we acquired, for US$100,000, a three-year option to purchase a 60% equity interest in SSC-Sino Gold for an exercise price of US$5,000,000. Norman D. Lowenthal, one of our directors, was then and continues to serve as Vice Chairman of SSC-Sino Gold. We paid the purchase price on March 22, 2007. Due to technical deficiencies in the original agreement, the parties re-executed the agreement on July 27, 2007 to resolve the deficiencies in the original agreement. SSC-Sino Gold holds rights to acquire an 80% interest in Tongguan Taizhou Gold Mining Co., Ltd., which holds licenses relating to a gold mine located in the Shaanxi province of the PRC.

On October 15, 2007, we received a notice of termination of the Sale of Shares and Claims Agreements with SSC Mandarin Group relating to the acquisition of CGMR (as discussed above), whereby SSC Mandarin Group alleged that the parties agreed to certain amended terms to the Sale of Shares and Claims Agreements, and that we had breached those amended terms. In an effort to resolve the potential dispute with SSC Mandarin Group, on December 12, 2007, we entered into a Termination of Option Agreement (the “Termination Agreement”) with SSC Mandarin Group, CGMR, and China Global Mining Resources Limited (Hong Kong), whereby we relinquished our right to purchase a 60% equity interest in SSC-Sino Gold under the Option Agreement. Under the Termination Agreement, we agreed to pay SSC Mandarin Group within 60 days an aggregate of 3,850,000 Hong Kong Dollars (approximately $500,000 US) as reimbursement for expenses incurred by SSC Mandarin Group for the wholly-foreign owned enterprises (“WFOE”) established for the iron ore projects (Maanshan and Changjiang). Additionally, we and SSC Mandarin Group have agreed to offset other payment obligations to one another on the later of 90 days and the date we complete due diligence and obtain the necessary title and permits for the iron ore projects. These offsets currently result in an obligation of the Company to pay SSC Mandarin Group approximately an additional $750,000, but we believe that we are entitled to additional offsets from SSC Mandarin Group in an amount equal to or greater than $750,000.

Due to the termination of the Option Agreement, effective December 31, 2007, we have expensed the entire $100,000 representing the purchase price of the option and do not claim to hold any ownership in developments in the Tongguan Taizhou Gold Mining Co.

Proposed Merger Transaction with Easyknit Enterprises

In an effort to finance our potential transactions in the PRC through access to the capital markets in Hong Kong, on April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong that is listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”). Pursuant to the Merger Agreement, the parties contemplated the merger of Merger Sub with and into the Company, with the Company constituting the surviving corporation to the merger and a wholly owned subsidiary of Easyknit following completion of the merger.

In the course of due diligence on the proposed merger transaction, on August 15, 2007, we filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit and Race Merger seeking a declaration by the court that we were entitled to terminate the Merger Agreement pursuant to its terms based on our conclusion, determined in our sole and absolute discretion, that the merger transaction was not in the best interests of our shareholders based on our due diligence findings. We also asserted alternative grounds that there existed a material adverse change in the financial condition of Easyknit. On October 15, 2007, Easyknit filed an Answer and Counterclaim seeking a declaration by the court that it was entitled to a $30 million termination fee in the event we terminated the Merger Agreement or it terminated the Merger Agreement based on our alleged breach of contract.

On November 1, 2007, we terminated the Merger Agreement. On December 18, 2007, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Easyknit, whereby the parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses that touched upon or arose out of the parties’ Merger Agreement or which were asserted or could have been asserted in the litigation between the parties venued in the District Court in the Fourth Judicial District of the State of Minnesota.

INDUSTRY BACKGROUND

The exploration for and development of mineral deposits involves significant capital requirements. While the discovery of an ore body may result in substantial rewards, few properties are ultimately developed into producing mines. Some of the factors involved in determining whether a mineral exploration project will be successful include, without limitation:

•	competition;
•	financing costs;
•	availability of capital;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade;
•	political risks, particularly in some emerging third world countries; and
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

PRODUCTS AND SERVICES

As of December 31, 2007, we hold interests in three exploration projects: the Bates-Hunter Mine in Colorado, the Vianey Mine Concession in Mexico and the FSC Project located in South Africa. Additionally, we hold rights to acquire interests in certain mining properties in the People’s Republic of China.

EXPLORATION AND DEVELOPMENT EXPENSES

If we acquire a project that has no revenue, exploration expenses will be charged to expense as incurred.

EMPLOYEES

As of December 31, 2007, under the Wits Basin parent corporation, we employ four individuals - our chief executive officer, our president, our chief financial officer and our president of Asia operations. Gregory Gold Producers (our wholly owned subsidiary) employs 11 mine related employees at the Bates-Hunter Mine. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2007, our continuing operations included one reportable segment: that of minerals exploration.

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

A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK ARE HELD IN RESERVE FOR VARIOUS AGREEMENTS AND THEIR ISSUANCE COULD DEPRESS THE PRICE OF OUR SECURITIES.

The issuance of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell our securities at times and prices that you feel are appropriate. As of March 27, 2008, we had 120,140,866 shares of common stock, 690,000 Class A Redeemable Warrants and 7,726,200 Class C Redeemable Warrants issued and outstanding. Furthermore, we have reserved for issuance 13,643,500 shares of common stock issuable upon the exercise of stock options, 18,569,038 shares of common stock issuable upon the exercise of warrants, approximately 48,000,000 shares of common stock issuable upon the conversion of convertible debt, and may be required to issue up to an aggregate of 51,000,000 shares of common stock under various agreements that have not closed as of April 3, 2008, subject in most cases to the satisfaction of certain conditions under the respective agreements.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS, DEBT REDUCTION OR POTENTIAL ACQUISITIONS DURING 2008.

As of March 28, 2008, we had only approximately $475,000 of cash and cash equivalents on hand. Since we do not expect to generate any revenue from operations in 2008, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Included in the expected cash expenditures is approximately $10,500,000 in short-term debt that will become due May 31, 2008, assuming some or all of such debt is not converted into equity prior to such date. Accordingly, we will require additional funds during the second quarter of 2008.

We continue to seek additional opportunities relating to our mining operations, and our ability to seek out such opportunities, perform due diligence, and, if successful, acquire such properties or opportunities requires additional capital. We expect to raise such additional capital by selling shares of our capital stock or by borrowing money. However, we currently have only a limited number of available shares of common stock authorized for issuance, and will require shareholder approval to increase our authorized capitalization to raise such additional capital. Additionally, such additional capital may not be available to us at acceptable terms or at all. Further, if we increase our capitalization and sell additional shares of our capital stock, your ownership position in our Company will be subject to dilution. In the event that we are unable to obtain additional capital, we may be forced to cease our search for additional business opportunities, reduce our operating expenditures or to cease operations altogether.

WE HAVE NO OPERATING ASSETS.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of March 28, 2008 we hold certain rights in three projects: FSC Project located in South Africa., the Bates-Hunter Mine in Colorado and the Vianey Concession in Mexico. None of these projects may ever produce any significant mineral deposits.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through December 31, 2007, we have incurred an aggregate net loss of $39,368,792. We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2007 and 2006, and we have an accumulated deficit as of December 31, 2007. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

CERTAIN OF OUR AGREEMENTS REQUIRE PAYMENTS IN FOREIGN CURRENCIES AND ARE SUBJECT TO EXCHANGE RATE FLUCTUATIONS.

Certain of our acquisition agreements (including certain of those we hold through our subsidiary, China Global Mining Resources) and other agreements we have entered require payments in foreign currencies, including Chinese Renminbi, or RMB. It is possible that we will enter into other agreements for future acquisitions or work relating to our various mining interests that will require payment in currencies other than the U.S. Dollar. Fluctuations in exchange rates, in particular between the U.S. Dollar and other currencies, any affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments.

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

The Investment Company Act defines an “investment company,” among other things, as an issuer that is engaged in the business of investing, reinvesting, owning, holding or trading in securities and owns investment securities having a value exceeding 40 percent of the issuer’s unconsolidated assets, excluding cash items and securities issued by the federal government. Because the value of our interest in the FSC Project has in the past exceeded 40 percent of our unconsolidated assets, excluding cash and government securities, we have met this threshold definition of “investment company” during such time. However, the Investment Company Act also excludes from this definition any person substantially all of whose business consists of owning or holding oil, gas or other mineral royalties or leases or fractional interests therein, or certificates of interest or participation relating to such mineral royalties or leases. Based on an opinion of counsel, we believed that we satisfied this exclusion from the definition of “investment company” for mineral companies for the period from June 26, 2003 through August 29, 2004. If our reliance on the mineral company exclusion from the definition of investment company during this period was misplaced, we may have been in violation of the Investment Company Act, the consequences of which can be significant. For example, investment companies that fail to register under the Investment Company Act are prohibited from conducting business in interstate commerce, which includes selling securities or entering into other contracts in interstate commerce. Section 47(b) of the Investment Company Act provides that a contract made, or whose performance involves, a violation of the act is unenforceable by either party unless a court finds that enforcement would produce a more equitable result than non-enforcement. Similarly, a court may not deny rescission to any party seeking to rescind a contract that violates the Investment Company Act, unless the court finds that denial of rescission would produce more equitable result than granting rescission. Accordingly, for example, certain investors who purchase our securities during any period in which we were required to register as investment company may seek to rescind their subscriptions.

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

Holders of old-order mining rights, of the type held by Kwagga (Proprietary), are required within five years of the May 1, 2004 commencement date, to apply for conversion of their old order rights into new order mining rights in terms of the Act. Old order mining rights will continue to be in force during the conversion period, subject to the terms and conditions under which they were granted. Once a new order right is granted, security of tenure is guaranteed for a period of up to 30 years, subject to ongoing compliance with the conditions under which the right has been granted. A mining right may be renewed for further periods of up to 30 years at a time, subject to fulfillment of certain conditions.

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

In general, the Objectives are embodied in the broad-based socio-economic empowerment charter which was signed by the DME, the South African Chamber of Mines and others on October 11, 2002 (the “Charter”), and which was followed on February 18, 2003 by the release of the appendix to the Charter known as the Scorecard. The Charter and Scorecard have since been published for information during August 2004. The Charter is based on seven key principles, two of which are focused on ownership targets for historically disadvantaged South Africans (“HDSAs”) and beneficiation, and five of which are operationally oriented and cover areas focused on improving conditions for HDSAs.

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

At present, the financial implications and market-related risks brought about by the various pieces of the new legislation (including the Mineral and Petroleum Royalty Bill) cannot be assessed. It is not clear when the next draft of the Mineral and Petroleum Royalty Bill will be released. The Government has, however, indicated that no royalties will be payable until 2009. Material impacts on both the ownership structure and operational costs at the FSC Project are possible. Kwagga (Barbados) and AfriOre continue to explore their options and monitor the implementation and interpretation of the Act and the progress of other ancillary regulations and legislation.

DUE TO LEGISLATION ENACTED IN SOUTH AFRICA, KWAGGA (PROPRIETY) WILL BE REQUIRED TO SELL A SUBSTANTIAL AMOUNT OF ITS STOCK, WHICH WOULD DILUTE OUR EQUITY POSITION IN KWAGGA.

Kwagga (Barbados) and AfriOre are actively engaged in discussions with DME officials and others to ensure that Kwagga (Barbados) fulfills the ownership requirements for conversion under the Act; however, the finalization of the means of achieving that end will require greater certainty regarding the operation and interpretation of the Act and pending related legislation.

In accordance with the Broad-Based Socio-Economic Empowerment Charter for the South African mining industry and under the terms of the new shareholders agreement, as amended August 30, 2004, Kwagga (Propriety) will offer up to 28 percent of its capital stock at fair market value to a HDSA investor group. Any investment by such a group will dilute our ownership of Kwagga (Propriety) and, accordingly, the right to receive profits generated from the FSC Project, if any.

CERTAIN OF OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS THAT WE MAY ENTER.

H. Vance White, who is the Chairman of our Board of Directors, is both an officer and director of Hawk Uranium Inc., (f/k/a Hawk Precious Minerals Inc.) a junior exploration company, and a partner in Brooks & White Associates, an unincorporated Canadian partnership that provides management, financial and investor relations services to junior mineral resource exploration companies. Additionally, Norman D. Lowenthal was the Chairman of SSC Mandarin Financial Services Ltd for the period 2001 to 2007, and continues to serve as a director of SSC-Sino Gold Consulting Co Ltd, which is an advisor to the Government operated association of China gold mines via the China Gold Bureau. As a result of their positions with other companies that may, from time to time, compete with us, Messrs. White and Lowenthal may have conflicts of interest to the extent the other companies with which they are affiliated acquire rights in exploration projects that may be suitable for us to acquire.

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga (Barbados), Kwagga (Propriety), Hunter Gold and Journey will have good and proper right, title and interest in and to the respective mining exploration rights they currently own, have optioned or intend to acquire and that they will explore and develop. Such rights may be subject to prior unregistered agreements or interests or undetected claims or interests, which could materially impair our ability to participate in the development of our projects. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Substantial additional financing will be needed in order to fund beyond the current exploration programs underway or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models. Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development. Without significant additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations During 2008.”

OUR PERFORMANCE MAY BE SUBJECT TO FLUCTUATIONS IN MINERAL PRICES.

The profitability of the exploration projects could be significantly affected by changes in the market price of minerals. Demand for minerals can be influenced by economic conditions, attractiveness as an investment vehicle and the relative strength of the US Dollar and local investment currencies. Other factors include the level of interest rates, exchange rates, inflation and political stability. The aggregate effect of these factors is impossible to predict with accuracy.

In particular, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold has on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in gold prices may adversely affect the value of any discoveries made at the sites with which we are involved.

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

THE NATURE OF MINERAL EXPLORATION IS INHERENTLY RISKY.

The exploration for and development of mineral deposits involves significant financial risks, which even experience and knowledge may not eliminate, regardless of the amount of careful evaluation applied to the process. Very few properties are ultimately developed into producing mines. Whether a gold or other mineral deposit will become commercially viable depends on a number of factors, including:

•	financing costs;
•	proximity to infrastructure;
•	the particular attributes of the deposit, such as its size and grade; and
•	governmental regulations, including regulations relating to prices, taxes, royalties, infrastructure, land use, importing and exporting and environmental protection.

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

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.” As of March 31, 2008 the last closing bid price of our common stock as reported by OTCBB was $0.25 per share. The following table sets forth for the periods indicated the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2006	$0.46	$0.20
Quarter Ended June 30, 2006	$0.29	$0.14
Quarter Ended September 30, 2006	$0.20	$0.10
Quarter Ended December 31, 2006	$0.27	$0.08

Quarter Ended March 31, 2007	$1.26	$0.26
Quarter Ended June 30, 2007	$1.27	$0.76
Quarter Ended September 30, 2007	$0.98	$0.21
Quarter Ended December 31, 2007	$0.30	$0.15

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of March 24, 2008, there were approximately 210 record holders of our common stock, excluding shareholders holding securities in “street name.” Based on securities position listings, we believe that there are approximately 4,400 beneficial holders of our common stock in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K during fiscal year 2007, we made the following sales of unregistered securities during the quarter ended December 31, 2007.

In October 2007, we executed an amendment to the joint venture agreement with Journey Resources Corporation relating to our option to earn the final undivided 25 percent interest in the Vianey Mine, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of the $400,000 payment due under the agreement.

From September to December 2007, through a private placement of units of our unregistered securities (each unit consisting of one share of our unregistered common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 2,400,000 units at a price per unit of $0.25, resulting in gross proceeds of $600,000 less offering costs of $30,000.

In November and December 2007, through a private placement of our securities, we sold 2,193,334 shares of our common stock at $0.15 per share, resulting in gross proceeds of $329,000 less offering costs of $15,465.

In December 2007, we entered into agreements with two consultants for services in public and investor relations and issued an aggregate of 550,000 shares of our unregistered common stock.

Except as noted above, sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and rules promulgated thereunder. Based on representations from the above-referenced investors, we have determined that such investors were “accredited investors” (as defined by Rule 501 under the Securities Act) and were acquiring the shares for investment and not distribution, and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The investors received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

As of December 31, 2007, we hold interests in mineral exploration projects in South Africa, Colorado and Mexico.

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. The last completed drillhole on the FSC project occurred in 2005. In February 2007, Lonmin Plc announced that it acquired all of the equity interest of AfriOre International (Barbados) Limited (“AfriOre”). AfriOre is the holder of the other 65 percent of Kwagga Barbados. On December 12, 2007, we entered into an agreement whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. Lonmin Plc is a primary producer of Platinum Group Metals (PGMs) with its headquarters in London. See the “Our Exploration Projects” section appearing elsewhere in this Annual Report for information about events that have occurred subsequent to December 31, 2007.

On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine, a prior producing gold mine from the 1860’s until the 1930’s located in Central City, Colorado. On January 28, 2008, we entered into a fourth amendment to the asset purchase agreement, whereby, among other modifications or amendments, the closing date is now June 30, 2008 and the entire purchase price is to be paid in a promissory note to be issued at closing. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program.

On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  All work being performed at Vianey is under the supervision of Journey, which mainly consists of cleaning the site for a future work program.

On April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization, as amended on May 21, 2007 (as amended, the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (collectively “Easyknit”). On August 15, 2007, we filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit pursuant to which we sought a declaration by the court that we were entitled to terminate the Merger Agreement. On October 15, 2007, Easyknit filed a counterclaim against us, seeking our payment of a termination fee. On November 1, 2007, we formally terminated the merger transaction. On December 18, 2007, the parties entered into a Settlement Agreement and General Release whereby all parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses that arose out of the Merger Agreement.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006.

Revenues

We had no revenues from continuing operations for the years December 31, 2007 and 2006. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $6,953,591 for 2007 as compared to $4,963,481 for 2006. After we completed the sale of our Hosted Solutions and Accounting Software Businesses, we became an exploratory stage company effective May 1, 2003, and all prior operating expenses associated with these two business models are included in discontinued operations. Of the $6,953,591 recorded for general and administrative expenses in 2007, approximately $2,251,780 relates to our due diligence processes on China mining properties (travel and visa requirements, site visits and significant costs with consultants), $2,353,642 relates to public relations services, consulting fees and shareowner services and $1,299,005 relates to non-cash charges for options, warrants and common stock issuances and/or modifications. Of the $4,963,481 recorded for 2006, approximately $3,996,000 relates to public relations services, consulting fees and shareowner services. We anticipate that our operating expenses will increase over the next fiscal year due to our continued plans for exploration.

Exploration expenses relate to the issuance of stock and warrants for acquiring mining rights, and expenditures being reported on the work-in-process from the project operators. We anticipate the rate of spending for fiscal 2008 exploration expenses should increase.

Components of exploration expenses are as follows:

	Years Ended December 31,		May 1, 2003 (inception) to
			December 31,
	2007	2006	2007
Expenditures related to Bates-Hunter	$1,938,387	$1,235,965	$3,660,507
Expenditures related to Vianey	136,820	508,286	645,106
Expenditures related to other projects	89,701	—	309,524
Issuance of shares and warrant expense (1)	590,583	213,978	909,314
Issuance of shares to Hawk USA	—	—	4,841,290
	$2,755,491	$1,958,229	$10,365,741

(1) During 2007, we issued 2,100,000 shares of common stock valued at $560,000 to obtain the rights to the Vianey project and 100,000 shares of common stock valued at $27,000 to a vendor for extending payment terms for drilling services and recorded $3,583 in warrant expense for Bates-Hunter consultants. During 2006, we issued 650,000 shares of common stock valued at $192,000 to obtain the rights to the Vianey project, 40,000 shares of common stock valued at $12,800 to obtain the rights to the MacNugget Claims and warrants to purchase 150,000 shares of common stock to two Bates-Hunter consultants and recorded $9,178 in warrant expense.

Depreciation for 2007 was $16,050 as compared to $21,214 for 2006, which represents straight-line depreciation of fixed assets purchased for work being performed at the Bates-Hunter. We will recognize depreciation expense in 2008 similar to those of 2007 on the fixed assets already purchased and possibly will be adding additional assets to the Company.

We have incurred costs for the uncompleted and terminated merger with Easyknit totaling $1,238,619 for the year ended December 31, 2007. These costs represent fees charged by our Hong Kong and US attorneys, various Hong Kong advisors and other litigation costs.

For the year ended December 31, 2006, we recorded a loss on impairment of Kwagga (Barbados) of $120,803. That amount represented the ending cash balance in Kwagga (Barbados) as reported at December 31, 2005. During 2006, we determined that our initial $2.1 million investment in Kwagga (Barbados) represented a passive equity position in a non-controlled foreign corporation and we lacked significant influence to control the operational and financial decisions of Kwagga (Barbados). Accordingly, we decided that the appropriate accounting for this investment was on the cost method of accounting. This investment was determined to not meet the guidance under the equity method of accounting according to Accounting Principles Board No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In order for us to initiate a new drillhole at the FSC Project, we were required to provide $500,000 to engage the driller and since our resources for this project would not allow for that amount of capital, we re-evaluated that those funds may never be utilized and therefore took a permanent write down of the remaining funds.

We have recorded gains of $95,820 on the sale of two mining projects for the year ended December 31, 2007. (1) In June 2003, we acquired the Holdsworth Project from Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) (“Hawk”), which we assigned its historical value of $17,235, which was expensed as exploration activities. The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on Holdsworth since its acquisition. On September 19, 2007, we sold all of our rights and claims in Holdsworth back to Hawk for $50,000 Canadian (US$47,260). (2) In June 2006, we acquired a 50 percent interest in five mining claims (the “MacNugget Claims”) held by Hawk in consideration of the issuance of 40,000 shares of our common stock (valued at $12,800) to Hawk, which was expensed as exploration activities. Then in November 2006, we both sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., (“MacDonald”), whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project. Other than the common stock issued to Hawk in June 2006, we had not incurred any other expenses related to this project. On October 1, 2007, we transferred our 24.5% interest in the MacNugget Claims to both Hawk and MacDonald for an aggregate sale price of $50,000 Canadian (US$48,560).

Other Income and Expenses

Our other income and expense consists of interest income, interest expense and gains from sale of marketable investment. Net other income for 2007 was $70,117, which included a $65,580 gain from sale of marketable investments and $4,537 of interest income, and $31,122 of interest income for 2006. Interest expense for 2007 was $1,061,383 and for 2006 it was $1,858,082. Interest expense relates primarily to interest on significant new debt, extensions to debt agreements and additional rights granted to the promissory note holders. Components of interest expense for 2007 were: $529,294 in principal loan interest and $532,089 representing the amortization of original issue discount relating to the issuance of common stock and warrants in connection with notes payable (as described below). Components of interest expense for 2006 were: $40,450 in principal loan interest and $1,817,632 representing the amortization of original issue discount relating to the issuance of common stock and warrants in connection with notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. For the years ended December 31, 2007 and 2006, we had net cash used in operating activities of $6,666,746 and $3,567,731, respectively.

We had a working capital deficit of $11,393,352 at December 31, 2007, compared to $40,333 at December 31, 2006. Cash and equivalents were $130,481 at December 31, 2007, representing an increase of $44,571 from the cash and equivalents of $85,910 at December 31, 2006.

As of April 1, 2006, we had promissory notes in the aggregate principal amount of $1,100,000 payable to three lenders. We paid the obligations under the three promissory notes in May 2006. The notes had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock.

On April 28, 2006, we completed a round of financing through the exercise of issued and outstanding warrants (the “Exercise Offer”) to certain warrant holders who qualified as accredited investors. For each two warrants exercised by a warrant holder, the warrant holder received two shares of common stock and a new three-year warrant (Class C Redeemable Warrant) with an exercise price of $0.50 per share. Certain of the warrant holders were offered a limited time reduction of the exercise price (in which the warrants were originally price from $5.50 to $0.75 per share) of $0.25 per share.  We accepted subscription agreements to exercise 15,577,401 common stock purchase warrants and received approximately $3.84 million in cash (which includes $307,600 for which we accepted, in lieu of cash, a secured promissory note, which accrued interest of five percent per annum, and was paid in February 2007 along with the $10,323 of interest receivable). No placement agents or broker/dealers were utilized.

On June 28, 2006, we entered into an option agreement with Journey Resources Corporation, a corporation duly organized pursuant to the laws of the Providence of British Columbia, and its wholly-owned subsidiary Minerales Jazz S.A. de C.V., a corporation duly organized pursuant to the laws of Mexico (collectively as “Journey”), to acquire an undivided 50 percent interest in certain mining claims comprising the Vianey Mine concession (“Vianey”) located in Guerrero State, Mexico. On December 18, 2006, we entered into a formal joint venture agreement with Journey and through the issuance of 500,000 shares of our common stock and a $500,000 payment, we acquired a 25 percent interest in Vianey. In January 2007, we paid $100,000 of an additional $500,000 required payment and issued an additional 500,000 shares of our common stock in partial payment to acquire an additional 25 percent interest in Vianey. On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of the final $400,000 payment due under the amendment.

On September 20, 2006, we executed a formal asset purchase agreement (as amended on October 31, 2006, March 1, 2007 and May 31, 2007) to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon. The formal asset purchase agreement is by and among Wits Basin and Hunter Gold Mining Corporation, Hunter Gold Mining Inc., Central City Consolidated Mining Corp., a Colorado corporation, and George Otten, a resident of Colorado (collectively the “Sellers”). On January 28, 2008, the parties to the formal asset purchase agreement entered into a fourth amendment relating to the modification or amendment of certain terms, including without limitation: (i) the incorporation of an acknowledgement of the parties that we have incurred approximately $2,500,000 in due diligence costs; (ii) an amendment to change the closing date of the formal asset purchase agreement from March 31, 2008 to June 30, 2008 (and to change the date upon which either party may terminate the agreement in the event a closing has not occurred as of such date to June 30, 2008); and (iii) an amendment to the purchase price to provide that all payments of principal and interest under such note can be deferred until the earlier of production on the property or January 2010. At the closing, we shall deliver to the Sellers (i) a note payable to Sellers in the original principal amount of $6,750,000 Canadian Dollars, (ii) a deed of trust with George Otten as trustee for the Sellers securing the note payable, and (iii) 3,620,000 shares of our unregistered and restricted $.01 par value common stock. Furthermore, we would still be required to provide the following additional compensation: (i) a warrant to purchase up to 100,000 shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock; (ii) a two percent net smelter return royalty on all future production, with no limit; (iii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iv) a fee of $300,000, payable in cash or common stock at our election.

By December 31, 2006, we had received subscription exercise forms with a total value of $515,000 from 11 shareholders for the exercise of 2,060,000 stock purchase warrants, all with an exercise price of $0.25 per share, issued in connection with our private placement of 16,600,000 units in January 2005. All of these shareholders paid their respective subscription subsequent to December 31, 2006.

In December 2006, a consultant exercised a stock option held into shares of common stock. The 200,000 stock option was issued in October 2005 with an exercise price of $0.15 per share. The $30,000 cash exercise amount was paid in February 2007.

Under the provisions of the Loan Agreement with Pacific Dawn Capital, Pacific Dawn Capital had the right to purchase shares of our common stock (based on a $0.20 per share purchase price) in an amount equal to the principal balance of the promissory note issued pursuant to the Loan Agreement. Of the available right to purchase option of 2,000,000 shares available, Pacific Dawn purchased 1,000,000 shares of common stock in December 2006. Pacific Dawn provided $120,000 in December 2006 and $80,000 in January 2007.

During 2006, other investors exercised on an aggregate of 1,475,000 stock purchase warrants with an exercise price of $0.25 per share and received 1,475,000 shares of common stock. We received $368,750 in proceeds.

In January 2007, we issued 300,000 shares of our unregistered common stock to Relevant Marketing, LLC, a consultant, who exercised a stock purchase warrant (issued in April 2005 with an original exercise price of $0.50 per share), subsequently re-priced to $0.15 per share. Relevant Marketing paid $15,000 in March 2007 and the remaining balance in November 2007.  The president of Relevant Marketing is the step-daughter of our CEO, Stephen D. King.

In February 2007, in consideration of a $700,000 loan from Andrew Green, we issued a promissory note in the principal amount of $700,000 to Mr. Green. The promissory note had a maturity date of March 31, 2007, and bore interest at a rate of 6% per annum. The promissory note was paid in full by March 29, 2007 along with the accrued interest of $3,912. Under the terms of the promissory note, and as additional consideration for the loan, the Company reduced the exercise price of certain warrants to purchase an aggregate of 3,550,000 shares of our common stock from $0.12 to $0.09125 and extended the expiration date of an outstanding right to purchase up to 3,000,000 shares of the Company’s common stock at a price per share of $0.20 from March 31, 2007 to December 31, 2007.

In January 2007, we issued to Andrew Green, a significant shareholder, 1,250,000 shares of common stock pursuant to his exercise of stock purchase warrants with an exercise price of $0.12 per share and we received $150,000 in proceeds. In March 2007, we issued to Mr. Green (1) 3,550,000 shares of common stock pursuant to his exercise of his remaining outstanding warrants with the reduced exercise price of $0.09125 per share and we received $323,937 in proceeds and (2) 1,450,000 shares of common stock pursuant to his exercise of his right-to-purchase option at $0.20 per share and we further received $290,000 in proceeds. In June 2007, we issued to Mr. Green 1,550,000 shares of common stock pursuant to his exercise of his right-to-purchase option at $0.20 per share and we received $310,000 in proceeds.

In April 2007, in consideration of a $625,000 loan from Andrew Green, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note had a maturity date of May 28, 2007, and bore simple interest at a rate of 12% per annum and was repaid in June 2007.

On April 10, 2007, we entered into a Convertible Note Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months, with up to an additional $13,000,000 in convertible secured promissory notes to be issued at the discretion of both parties. The issuance and sale of convertible secured promissory notes under the Convertible Note Purchase Agreement was subject to certain conditions, including Wits Basin having a sufficient number of authorized and unissued shares available to permit the conversion of the outstanding promissory notes issued to China Gold. Promissory notes issued under the Convertible Note Purchase Agreement had a five-year term, bear interest at a rate of 8.25%, and are convertible at the option of the holder, after the expiration of 120 days from the date of issue, into shares of our common stock at a conversion price of $1.00 per share. The notes are also subject to automatic conversion in certain conditions. On April 10, 2007, we issued and sold the initial promissory note under the Convertible Note Purchase Agreement in the aggregate amount of $3,000,000, with a purchase discount of $60,000 (“Note 1”). Additionally, on May 7, 2007, we offered and sold to China Gold an additional convertible secured promissory note under the Convertible Note Purchase Agreement in the aggregate amount of $2,000,000, with a purchase discount of $40,000 (“Note 2”).

On June 19, 2007, we entered into an Amendment to Convertible Note Purchase Agreement with China Gold, whereby the parties amended the terms of the Convertible Note Purchase Agreement discussed above (as amended, the “Purchase Agreement”) to (a) clarify that the obligations of the parties under the Purchase Agreement to sell and purchase convertible notes under the Purchase Agreement shall terminate at the earlier of (i) April 10, 2008 and (ii) the date of effectiveness of our proposed merger with Easyknit, (b) to provide us an opportunity to prepay our obligations under notes issued under the Purchase Agreement, in which case China Gold would be entitled to a purchase right to acquire shares of our common stock at equivalent terms to its rights to otherwise convert the notes issued under the Purchase Agreement, and (c) extend certain registration rights of China Gold.

Furthermore, on June 19, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). Note 3 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on the Notes was subject to automatic conversion in the event we completed the proposed merger transaction with Easyknit. Note 3 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 3 was September 17, 2007, but was subject to extensions upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit had not terminated the proposed merger. In the event the merger was terminated after September 17, 2007, our obligations under Note 3 were to become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 3.

On July 9, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $800,000, with a purchase discount of $16,000 (“Note 4” and collectively with Note 1, Note 2 and Note 3, the “Notes”). Note 4 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on Note 4 was subject to automatic conversion in the event we completed the proposed merger transaction with Easyknit. Note 4 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 4 was October 7, 2007, but was subject to extensions upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit had not terminated the proposed merger. In the event the merger was terminated after October 7, 2007, our obligations under Note 4 were to become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 4.

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

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As additional consideration, we agreed to reduce the conversion price applicable to the Notes from $1.00 to $0.50 per share and to reduce the purchase price applicable to certain purchase rights of China Gold under the Notes from $1.00 to $0.50 per share. The letter agreement further gives us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating to purchase rights provided under the Notes from $0.50 to $0.25 per share. We exercised our right to extend the maturity date to May 31, 2008 by giving notice to China Gold in February 2008.

As of December 31, 2007, we have issued an aggregate of $9,800,000 of Notes under the Purchase Agreement and have received net proceeds of $9,604,000, less $196,000 paid to an affiliate of China Gold in the form of a loan discount fee. We also agreed to pay $40,000 in accountable expenses of China Gold with respect to Notes issued under the Purchase Agreement.

On April 20, 2007, we entered into the Merger Agreement with Easyknit and Race Merger, Inc. On August 15, 2007, we filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit pursuant to which we were seeking a declaration by the court that we were entitled to terminate the Merger Agreement. On October 15, 2007, Easyknit filed a counterclaim against us, seeking our payment of a termination fee. On November 1, 2007, the Company terminated the merger transaction. On December 18, 2007, the parties entered into a Settlement Agreement and General Release whereby all parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses that arose out of the Merger Agreement. We have recorded $1,238,619 of direct merger expenses for the year ended December 31, 2007.

On August 1, 2007, we paid the purchase price of 10,000 Hong Kong dollars (US$1,317) for each of the following corporations: China Global Mining Resources Limited, a British Virgin Islands corporation (“CGMR”) and a Hong Kong shell corporation with the same name. CGMR has entered into two agreements: one to acquire Shanxi Hua Ze Nickel Smelting Co. and one to acquire Nanjing Sudan Mining Co. Ltd. Prior to our acquisition of CGMR in 2007, we loaned CGMR $2 million that was used toward the acquisition of Shanxi Hua Ze and $5 million that was used toward the acquisition of Nanjing Sudan Mining Co. As of December 31, 2007, we hold only the right or option to acquire and do not hold title to any of these properties, therefore, we have recorded these as advanced payments until such time as we complete a transaction. In the event we determine that such a transaction will not occur, we will seek to collect our advance payments or consider available alternatives.

In September 2007, in consideration of a new $100,000 loan from Pacific Dawn, we issued a promissory note in the principal amount of $100,000 to Pacific Dawn. The promissory note had an original maturity date of October 21, 2007, and bears interest at a rate of 5% per annum. Under the terms of the promissory note and as additional consideration for the loan, we reduced the exercise price of a right-to-purchase option held by Pacific Dawn of up to 1,000,000 shares of our common stock from $0.20 to $0.15 per share and extended the expiration date from December 31, 2007 to December 31, 2008 of said rights. In December 2007, we memorialized an extension to the maturity date from October 21, 2007 to January 21, 2008 and provided a further price reduction of his right-to-purchase from $0.15 to $0.10 per share.

In September 2007, in consideration of an unsecured $50,000 loan from Mrs. Nancy White, a Canadian citizen and the mother of H. Vance White, our Chairman, we issued a promissory note in the principal amount of $50,000 to Mrs. White. The promissory note had an original maturity date of December 21 2007, and bears interest at a rate of 10% per annum. In December 2007, we negotiated an extension on the maturity date to be January 11, 2008. Under the terms of the promissory note and as additional consideration for the initial loan, we issued a warrant to purchase up to 100,000 shares of our common stock, with an original exercise price of $0.27 per share, to expire October 3, 2009. As additional consideration for the extension of the maturity date, we agreed to a reduction in the exercise price of the warrant from $0.27 per share to $0.20 per share.

From September to December 2007, through a private placement of units of our unregistered securities (each unit consisting of one share of our unregistered common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 2,400,000 units at a price per unit of $0.25, resulting in gross proceeds of $600,000.

In November 2007, in consideration of an unsecured loan from Shirley Co. LLC, a Colorado limited liability company, we received net proceeds of $100,000 and issued a promissory note in the principal amount of $110,000 to Shirley Co. The promissory note has a maturity date of February 11, 2008, and bears interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of November 12, 2009.

In November and December 2007, through a private placement of our securities, we sold 2,193,334 shares of our common stock at $0.15 per share, resulting in gross proceeds of $329,001.

In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note has a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share.

During fiscal 2007, we issued 3,791,460 shares of our unregistered common stock pursuant to the exercise of warrants as follows:
(1)	Two lenders exercised warrants into 1,800,000 shares with exercise prices of $0.12 and $0.40 per share related to promissory notes and we received gross proceeds of $440,000;
(2)	An individual private placement holder exercised his Class C Redeemable Warrant into 62,500 shares at $0.50 per share and we received $31,250;

(3)
We issued 1,200,000 shares of our unregistered common stock to William Green, upon his exercise of a warrant at $0.12 per share, for proceeds of $144,000. Mr. Green is our President of Asia Operations and the brother of Andrew Green;

(4)	Four consultants exercised warrants into an aggregate of 330,000 shares with a range of exercise prices from $0.12 to $0.30 per share and we received gross proceeds of $83,600; and
(5)
We issued 398,960 shares to two consultants, who, pursuant to a cashless exercise clause, surrendered 251,040 of the available shares to pay for the exercise, with a range of exercise prices from $0.25 to $0.75 per share.

We have recorded gains of $95,820 on the sale of two mining properties for the year ended December 31, 2007. (1) In June 2003, we acquired the Holdsworth Project from Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.) (“Hawk”), which we assigned its historical value of $17,235. The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. On September 19, 2007, we sold all of our rights and claims in the Holdsworth back to Hawk for $50,000 Canadian (US$47,260). (2) In June 2006, we acquired a 50 percent interest in five mining claims (the “MacNugget Claims”) held by Hawk in consideration of the issuance of 40,000 shares of our common stock (valued at $12,800) to Hawk. Then in November 2006, we both sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., (“MacDonald”), whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project. Other than the common stock issued to Hawk in June 2006, we had not incurred any other expenses related to this project. On October 1, 2007, we transferred our 24.5% interest in the MacNugget Claims to both Hawk and MacDonald for an aggregate sale price of $50,000 Canadian (US$48,560). Vance White, our Chairman, is the President of Hawk.

Summary

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this Annual Report, we have estimated our cash needs over the next twelve months to be approximately $14,000,000 (which includes approximately $10,700,000 due under our short-term convertible promissory notes assuming some or all of such notes are not converted into equity prior to maturity, $1,000,000 for Bates-Hunter, $400,000 for Vianey and $150,000 for FSC). Additionally, should any projects or mergers be completed during 2008, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Foreign Exchange Exposure

Since our entrance into the metals and minerals arena, we have had very limited dealings with foreign currency transactions, even though most of our transactions have been with foreign entities. Most of the funds requests have required US Dollar denominations. Even though we may not record direct losses due to our dealings with market risk, we have an associated reduction in the productivity of our assets.

ITEM 7.	FINANCIAL STATEMENTS

The Financial Statements of the Company, the accompanying notes and the report of independent registered public accounting firm are included as part of this Form 10-KSB beginning on page F-1, which follows the signature page.

ITEM 8.	DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM8A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2007, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weakness as described below.

Since we do not have a formal audit committee, our Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a set of processes designed by, or under the supervision of, a company’s principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of internal control, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2007.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at December 31, 2007:

•
Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries. Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s global financial transactions. Numerous GAAP audit adjustments were made to the financial statements for the year ended December 31, 2007. Additionally, the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

•
The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of financial data and banking information. The Company has very limited review procedures in place.

•
During 2007, the Company entered into several material acquisition transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction.

As a result of these material weaknesses described above, management has concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

We intend to initiate measures to remediate the identified material weaknesses through various means including, but not necessarily limited to, the following:

•	Applying a more rigorous review of the quarterly close processes to ensure that the performance of the control is evidenced through appropriate documentation which is consistently maintained.

•
Evaluating necessary changes to our process of advancing funds relating to purchase agreements and the establishment of a formalized process to ensure key controls are identified, control design is appropriate, and appropriate evidentiary documentation is maintained throughout the process.

•	Establishing a more formal review process by the board members to reduce the risk of fraud and financial misstatements.

During the fiscal quarter ended December 31, 2007, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of March 28, 2008:

Name	Age	Positions with the Company

H. Vance White	63	Chairman
Stephen D. King	51	Chief Executive Officer and Director
Dr. Clyde L. Smith	71	President
Mark D. Dacko	56	Chief Financial Officer, Secretary and Director
Norman D. Lowenthal	70	Director
Joseph Mancuso	66	Director

H. Vance White was elected Chairman of the Board effective September 15, 2006 and has served as a director since June 26, 2003. Mr. White also served as our Chief Executive Officer from June 26, 2003 to September 15, 2006. Since January 2003, Mr. White has also served as President of Hawk Precious Minerals Inc., a Toronto based mineral exploration company. Since April 2001, Mr. White has also been a partner in Brooks & White Associates, an unincorporated partnership providing management, financial and/or investor relations services to junior companies primarily in the natural resources sector. Since 1989 to present, Mr. White serves on the board of directors of Kalahari Resources Inc., a publicly-held Junior Canadian Resources company. Since September 1979 to present, Mr. White has served as President and Director of Brewis & White Limited, a private family investment company. From January 1991 to July 1998 he was the Franchisee for Alarm Force Industries in the Collingwood, Grey-Bruce Regions of Central Ontario, a provider of residential and commercial monitored alarm systems monitoring. From August 1993 to March 1995, Mr. White was the President of Amarado Resources Inc., a predecessor company of AfriOre Limited and a Director from August 1993 to June 1997. From September 1983 to September 1995, Mr. White was President of Mid-North Engineering Services, a company providing services and financing to the junior mining sector prior to which he was President and Director of the Dickenson Group of Companies, gold producers in the Red Lake gold mining camp of North Western Ontario, Canada. Mr. White has been involved with the natural resource industry for over 30 years and intends to devote approximately 40-50 percent of his time to the affairs of our Company.

Stephen D. King was appointed Chief Executive Officer effective September 15, 2006 and has served as a director since July 8, 2004. Mr. King also served as our President from May 15, 2006 to September 15, 2006. Since October 2000, Mr. King has served as President of SDK Investments, Inc., a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing. He has served as President, from January 1994 until July 2000 and Chairman until October 2000, of PopMail.com, inc., a publicly traded company with businesses in the hospitality and Internet sectors. Mr. King has no prior experience in the precious mineral exploration or mining industry.

Dr. Clyde L. Smith was appointed President effective September 15, 2006. Since 1970, Dr. Smith has been sole owner and operator of CL Smith Consultants, an independent geological consulting firm. Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. He is a registered Professional Engineer with the Association of Professional Engineers and Geoscientists of British Columbia. Dr. Smith has founded or co-founded five exploration companies and is responsible for the discovery of four deposits: the Jason lead-zinc-silver deposit, Yukon Territory, Canada; the Santa Fe gold deposit, Nevada; the North Lake gold deposit, Saskatchewan, Canada; and the Solidaridad gold-silver-copper deposit, Mexico.

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

Norman D. Lowenthal was appointed to our board of directors on September 4, 2003. Mr. Lowenthal is the past Chairman of the Johannesburg Stock Exchange, for the years 1997 to 2000. Since April 1997 to the present, he has served as a member of the Securities Regulation Panel of South Africa. Mr. Lowenthal was the Chairman of SSC Mandarin Financial Services Ltd for the period 2001 to 2007. Mr. Lowenthal continues to serve as a director of SSC-Sino Gold Consulting Co Ltd, which is an advisor to the Government operated association of China gold mines via the China Gold Bureau, and of SSC Mandarin Africa (Proprietary) Limited. We have entered into agreements with SSC Mandarin Financial, SSC-Siro Gold Consulting and SSC Mandarin Africa, as well as SSC Mandarin Group Limited, an affiliate of all three entities, during 2007. Mr. Lowenthal is as Vice-Chairman of the Taylor Companies, a private bank located in Washington, D.C., serving since 2002. Mr. Lowenthal has been involved in the mining industry since 1960. He has served as chairman of several listed companies in this field, including in particular, gold and diamond producing companies.

Joseph Mancuso was appointed to our board of directors on September 22, 2007. In 1977, Mr. Mancuso founded The Chief Executive Officers Club, Inc., a non-profit organization with chapters in the United States and abroad that is dedicated to the continuing education of entrepreneurial managers, and has served as its Chief Executive Officer since that time. In 1977, Mr. Mancuso also founded the Center for Entrepreneurial Management, Inc., a non-profit organization. Mr. Mancuso received a Ph. D. in Educational Administration from Boston University, an MBA from the Harvard Business School, and a degree in Electrical Engineering degree from Worcester Polytechnic Institute in Massachusetts.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2006 and 2007 were filed on a timely basis, except for the following:

Joseph Mancuso filed a Form 4 on October 2, 2007 relating to a transaction on September 24, 2007.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Company does not have a formal audit committee. Our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2007. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2007 and 2006 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers whose total compensation for the fiscal years ended December 31, 2007 and 2006 that exceeded $100,000. No other executive officer of ours received compensation in excess of $100,000 during fiscal year 2007.

	Annual Compensation
					Option	All Other
Name and Principal Position	Year	Salary	Bonus		Awards (1)	Compensation		Total ($)

Chief Executive Officer
Stephen D. King (2)	2007	$60,000	$—		$420,345	$171,745	(3)	$652,090
	2006	$37,500	$75,000	(4)	$—	$192,183	(5)	$304,683

President
Dr. Clyde Smith (6)	2007	$120,000	$—		$122,874	$—		$242,874
	2006	$35,000	$—		$122,873	$—		$157,873

Chief Financial Officer
Mark D. Dacko (7)	2007	$120,000	$—		$—	$—		$120,000
	2006	$120,000	$10,000		$—	$—		$130,000

President of Asia Operations
William Green (8)	2007	$103,288	$—		$601,922	$—		$705,210
	2006	$—	$—		$—	$—		$—

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2007 and 2006 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal years 2007 and 2006. Assumptions used in the calculation of this amount for employees are identified in Note 13 to our annual financial statements for the years ended December 31, 2007 and 2006 included elsewhere in this Annual Report.

(2)	Mr. King was appointed Chief Executive Officer effective September 15, 2006 and served as our President from May 15, 2006 to September 15, 2006.
(3)
Includes the following compensation: (i) $51,745 in reimbursements to Mr. King for administrative assistance obtained by Mr. King for his Atlanta office; and (iii) $120,000 paid to Corporate Resource Management, Inc., an entity wholly owned by Deb King, the spouse of Mr. King, pursuant to a consulting agreement with Corporate Resource Management relating to its services to the Company to provide investment banking services relating to the purchase and sale of mining related assets.

(4)	Relating to a one-time bonus paid to Mr. King for his efforts relating to our April 2006 warrant call.
(5)
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

(6)	Mr. Smith was appointed President effective September 15, 2006
(7)	Mr. Dacko was appointed Chief Financial Officer and Secretary effective June 26, 2003.
(8)	Mr. Green was hired as our President of Asia Operations effective February 19, 2007.

EXECUTIVE EMPLOYMENT AGREEMENTS

Pursuant to a letter agreement with Dr. Smith dated September 14, 2006 and amended September 21, 2006, Dr. Smith is entitled to receive an annual salary of $120,000. Additionally, Dr. Smith was granted an option to purchase up to 1,500,000 shares of common stock (the “Standard Options”) and an option to purchase up to 500,000 shares of common stock (the “Incentive Based Stock Options”), each an exercise price of $0.31 per share (the closing sale price of our common stock as reported on the OTCBB on the day of grant). The Standard Options vest as follows: 300,000 vested immediately and 300,000 vest each anniversary thereafter (September 15, 2007, 2008, 2009 and 2010). The Incentive Based Stock Options vest in equal parts annually over five years, with the first 100,000 vesting on September 15, 2007), subject to the Company’s satisfaction of certain criteria set by our Chief Executive Officer relating to our exploration projects. The agreement with Dr. Smith is at-will, and does not have any term of employment.

Mr. King, our Chief Executive Officer is entitled to a monthly salary of $5,000. On March 9, 2007, we issued a ten-year option to Stephen D. King to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $1.02 per share, the fair market value of the Company’s common stock on the date of grant, in consideration for his services as Chief Executive Officer. The option vests in six equal annual installments commencing on the first anniversary of the grant date. The option shall be accelerated upon the completion of each material acquisition of mining related assets by the Company, with the then last remaining annual installment to immediately vest, at such time the board of directors of the Company, in its sole discretion, to determine whether an acquisition is “material.” In the event the Company attempts to obtain listing of its common stock on a stock exchange and such stock exchange, as a condition to listing, requires that the Company reduce the number of shares issued to Mr. King pursuant to the option, the Company shall be entitled to reduce the number of unvested shares available to Mr. King as necessary to obtain listing on that exchange.

Mr. Dacko, our Chief Financial Officer, is entitled to a monthly salary of $10,000. Neither Mr. King nor Mr. Dacko have a formal employment agreement with the Company.

On February 19, 2007, we entered into an employment agreement with William Green as President of Asia Operations. The term of the agreement is for a period of three years, and is terminable by either party with one year written notice. Under the agreement, Mr. Green is entitled to a base salary of $10,000 per month and standard benefits provided by the Company to its management team. Additionally, the Company has agreed to pay Mr. Green an advance of $10,000 and reimburse him for certain expenses in excess of such amount relating to his relocation to Hong Kong. The Company further issued Mr. Green a ten-year option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.43 per share, the fair market value of the Company’s common stock on the date of grant. The option shall vest in three installments as follows: (i) with respect to 1,000,000 shares vested in February 2007; (ii) with respect to an additional 500,000 shares on (A) the earliest of the first anniversary of the effective date or (B) the achievement of a milestone, as determined by the board of directors or (C) the termination of Mr. Green’s employment; and (iii) with respect to the remaining 1,000,000 shares on the earlier of (a) the time the Company achieves certain performance criteria to be established by the Company’s board of directors or (b) the third anniversary of the option grant. The employment agreement further provides standard confidentiality and one-year non-competition and non-solicitation provisions. Mr. Green is a sibling of Andrew Green, a significant shareholder of the Company.

Except as reported above, we have not entered into any severance or change of control provisions with any of our executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2007. The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Exercise Date
Stephen King	250,000	(1)	—		—		$0.40	07/08/14
	250,000	(2)	—		—		$0.26	05/02/15
	200,000	(3)	—		—		$0.15	10/20/15
	—		3,000,000	(4)	—		$1.02	03/09/17
Clyde Smith	600,000	(5)	900,000	(5)	—		$0.31	09/15/16
	100,000	(6)	—		400,000	(6)	$0.31	09/15/16
Mark Dacko	40,000	(7)	—		—		$2.75	02/05/11
	350,000	(8)	—		—		$0.56	07/09/13
	125,000	(9)	—		—		$0.23	12/29/14
	250,000	(2)	—		—		$0.26	05/02/15
	200,000	(3)	—		—		$0.15	10/20/15
William Green	1,500,000	(10)	—		1,000,000	(10)	$0.43	02/19/17

(1)	Options vested in portions of 125,000, 62,500 and 62,500 on July 8, 2004, January 8, 2005 and July 8, 2005, respectively.
(2)	Options vested in their entirety on May 2, 2005.
(3)	Options vested in their entirety on October 20, 2005.
(4)
Options vest in equal portions of 500,000 annually commencing on March 9, 2008. The last outstanding tranche to vest shall accelerate immediately upon completion of each material acquisition of mining related assets by the Company, as determined in the discretion of the Board of Directors.

(5)	Options vest in equal portions of 300,000 annually commencing on September 15, 2007.
(6)
Options vest in equal portions of 100,000 annually commencing on September 15, 2007 subject to the achievement of objective criteria determined by the Board of Directors from time to time with respect to each year prior to the commencement of such year.

(7)	Options vested in portions of 10,000, 15,000 and 15,000 on May 5, 2001, February 5, 2002 and February 5, 2003, respectively.
(8)	Options vested in portions of 175,000, 87,500 and 87,500 on July 9, 2003, January 9, 2004 and July 9, 2004.
(9)	Options were granted by our Board of Directors for Mr. Dacko’s voluntary deferment of salary for a six-month period during 2004. Options vested December 29, 2004.
(10)
Options vest in three installments as follows: (i) with respect to 1,000,000 shares at such time Mr. Green relocates to Hong Kong and establishes a home office for the Company in Hong Kong; (ii) with respect to an additional 500,000 shares on (A) the earlier of the first anniversary of the effective date or (B) the achievement of a milestone, as determined by the Board of Directors or (C) the termination of Executive's employment with the Company; and (iii) with respect to the remaining 1,000,000 shares on the earlier of (A) the time the Company achieves certain performance criteria to be established by the Board of Directors or (B) the third anniversary of the option grant. Options relating to (i) and (ii) have vested as of December 31, 2007.

DIRECTOR COMPENSATION

Non-employee directors of our Company are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors. In addition, we issue options to our directors as determined from time to time by the Board. In 2007, no option awards were issued to our non-employee directors, except as set forth below.

On January 27, 2005, the Board authorized a consulting agreement with Mr. King. The agreement was for consulting services to provide strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, as well as other consulting services. Under this agreement, we paid Mr. King $80,000 in fiscal 2006. This agreement was terminated by the parties upon Mr. King’s appointment as our President in May 2006.

In consideration of Mr. Mancuso’s agreement to serve on the board, and his future service on the board, on September 24, 2007, we awarded Mr. Mancuso a ten-year option to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.30 per share, the closing price of our common stock on the prior business day. The option vests in equal biannual installments of 250,000 shares each over four years, the first installment vested March 24, 2008.

Members of our board who are also employees of ours receive no compensation for their services as directors.

The following table sets forth the compensation earned by each of our non-employee directors for the year ended December 31, 2007:

Name	Option Awards		Total
H. Vance White	$--		$--
Norman D. Lowenthal	$--		$--
Joseph Mancuso	$14,809	(1)	$14,809

(1) Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with SFAS 123(R) of stock option awards, relating to stock option grants to purchase shares of our common stock, at an exercise price equal to the fair market value of our common stock on the dates of grant, to Mr. Mancuso, a non-employee director. Assumptions used in the calculation of this amount for non-employees are identified in Note 13 to our financial statements for the year ended December 31, 2007 included elsewhere in this Annual Report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of March 31, 2008, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

H. Vance White	4,932,500	(2)	4.1
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Stephen D. King	3,200,000	(3)	2.6
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Mark D. Dacko	965,000	(4)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Clyde L. Smith	700,000	(4)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Norman D. Lowenthal	1,000,000	(5)	*
Private Bag X60
Saxonwold, 2132 South Africa
Joseph Mancuso	277,200	(6)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
William Green	2,200,000	(7)	1.8
80 South 8th Street, Suite 900
Minneapolis, MN 55402
All directors and officers as a group (7 persons)	13,274,700		10.3

Andrew Green	6,550,000		5.5
5101 Creek Road
Cincinnati, OH 45242
Thomas Brazil	8,185,367	(8)	6.7
17 Bayns Hill Road
Boxford, MA 01921
Pacific Dawn Capital	7,169,976	(9)	5.8
2566 W. Woodland Drive
Anaheim, CA 92801

*	represents less than 1 percent.

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2)
Includes 1,450,000 shares issuable upon the exercise of options that are currently exercisable. Also includes 3,242,500 shares held by Hawk Uranium USA, Inc. (f/k/a Hawk Precious Minerals USA, Inc.), a wholly owned subsidiary of Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.), and 240,000 shares held by Hawk Uranium Inc., of which Mr. White is a director and executive officer.

(3)
Includes 1,200,000 shares issuable upon the exercise of options that are currently exercisable and 2,000,000 shares issuable upon exercise of certain warrants. All options and warrants have been transferred into the name of Mr. King’s spouse.

(4)	Represents shares issuable upon the exercise of options that are currently exercisable.

(5)	Includes 700,000 shares issuable upon the exercise of options that are currently exercisable and 100,000 shares issuable upon exercise of certain warrants.

(6)	Includes 250,000 shares issuable upon the exercise of options that are currently exercisable. All options have been transferred into the name of Mr. Mancuso’s daughter.

(7)	Includes 1,000,000 shares issuable upon the exercise of an option that is currently exercisable.

(8)
Includes 2,918,000 shares issuable upon the exercise of certain warrants (held in the name of Boston Financial Partners, Inc., which is owned and controlled by Mr. Brazil). Also includes 91,500 shares owned by Mr. Brazil’s spouse. Mr. Brazil disclaims beneficial ownership of the shares held by his wife.

(9)
Includes (i) 2,666,667 shares issuable upon the exercise of certain warrants and (ii) 1,000,000 shares of common stock Pacific has the right to acquire at $0.10 per share on or prior to December 31, 2008, pursuant to the terms of previous financing agreements.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2007:

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
	(a)		(b)
Equity compensation
plans approved by
security holders (1)	4,759,500	$0.42	1,814,000

Equity compensation
plans not approved by
security holders	8,900,000	$0.58	2,850,000	(1)
Total	13,659,500	$0.53	4,664,000

(1) Includes 450,000 securities approved by written board action on July 8, 2003 from the 2000 Director Stock Option Plan (a Plan previously approved by shareholders) but not yet presented for shareholder approval.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.)

On May 15, 2006, we entered into a management services agreement with Hawk, whereby Hawk provided certain management and administrative services to the Company. The term of the agreement was until December 31, 2006 and required a $50,000 payment. H. Vance White, our Chairman, is the President of Hawk.

On June 29, 2006, we executed a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”). Under the terms of the Hawk Memorandum, we acquired a 50 percent interest in MacNugget Claims located in northern Ontario, held entirely by Hawk by issuing Hawk 40,000 shares of our common stock, valued at $12,800. Then on November 30, 2006, both parties executed a second agreement in which we both sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project and Hawk and the Company retained a 24.5% interest in the MacNugget Claims.

In August 2007, we entered into a new management services agreement with Hawk, which requires a US$100,000 payment, which has been accrued but not paid as of December 31, 2007. The Hawk agreement expired on December 31, 2007.

On September 19, 2007, we sold all of our rights and claims in the Holdsworth Project to Hawk for $50,000 Canadian (US$47,260). We acquired the Holdsworth Project from Hawk in June 2003. The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. We’ve retained a one percent gross gold royalty for any gold extracted from the limited surface depth and Hawk retains the right to purchase one half of the royalty from us for $500,000 Canadian. We have estimated that the value of the one percent royalty is immaterial and therefore have not recorded the possibility of a future gain.

On October 1, 2007, we sold our 24.5% interest in the MacNugget Claims to both Hawk and MacDonald for an aggregate sale price of $50,000 Canadian (US$48,560). Other than the common stock issued to Hawk in June 2006, we have not incurred any other expenses related to this project.

Andrew Green

In April 2006, we entered into an amendment to a note with Andrew Green (pertaining to a November 1, 2005 loan and security agreement, which allow us to draw up to an aggregate of $600,000 and required no payments until the maturity date of April 30, 2006) extending the maturity date for an additional 30 days. In consideration of this extension, we issued 60,000 shares of our common stock and we entitled Mr. Green the option, at any time on or prior to August 31, 2006, to purchase shares of our common stock at a price of $0.20 per share, in an amount equal to, but not greater than, the final principal and interest balance of the note.

In May 2006, we made a $600,000 principal payment and paid the accrued interest of $44,091 by the issuance of 220,456 shares (valued at $0.20 per share) of our common stock.

In August 2006, we executed a standby joint venture financing agreement with Mr. Green. The agreement contemplated Mr. Green’s future participation in joint venture or financing arrangements for the purposes of financing mineral exploration projects. As consideration for Mr. Green’s agreement to review and consider projects presented by us, Mr. Green’s right-to-purchase up to 3,000,000 shares of our common stock at a purchase price per share of $0.20, as provided pursuant to April 2006 amendment, was extended from August 31, 2006 to March 31, 2007. This modification was valued and recorded at $273,000.

In February 2007, in consideration of a new $700,000 loan to the Company from Mr. Green, we issued a promissory note in the principal amount of $700,000 to Mr. Green. The promissory note had a maturity date of March 31, 2007, and bore interest at a rate of 6% per annum. The promissory note was paid in full on March 29, 2007 along with accrued interest of $3,912. Under the terms of the new promissory note and as additional consideration for the loan, we reduced the exercise price of certain of his pre-existing warrants to purchase up to an aggregate of 3,550,000 shares of our common stock from $0.12 to $0.09125 and extended the expiration date of his right-to-purchase of up to 3,000,000 shares of common stock at a price per share of $0.20 from March 31, 2007 to December 31, 2007. The fair value of these equity modifications totaling $202,844 was recorded as a discount to the note and was amortized over the term of the note.

In April 2007, in consideration of a new $625,000 loan from Mr. Green, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note bore simple interest at a rate of 12% per annum and was paid in full in June 2007 along with $11,096 of interest.

Andrew Green is the brother of William Green, our President of Asia Operations.

Corporate Resource Management, Inc.

The Company entered into a consulting agreement with Corporate Resource Management, Inc., a Minnesota corporation (“CRM”), effective May 15, 2006. CRM is an entity wholly owned by Deb King, the spouse of Stephen D. King (at which time he was our president and board member). CRM provides the Company with investment banking services relating to the purchase and sale of mining related assets. The terms of the agreement include the following: (i) a two-year initial term with the right to terminate with a 30-day written notice, subject to a $75,000 termination fee payable to CRM if terminated by the Company without cause, (ii) a fee of $10,000 per month, plus reimbursement of normal out-of-pocket expenses, and (iii) commissions of up to two percent of the value of the transaction upon successful closings of any asset transactions during the term of the agreement and for a period of one year following termination. During fiscal 2007 and 2006, we paid $120,000 and $75,000, respectively, pursuant to the terms of the consulting agreement.

Stephen D. King

On January 27, 2005, the Board authorized a consulting agreement with Stephen D. King, at the time a director, and who currently serves as our Chief Executive Officer and as a director. The agreement was for consulting services to provide strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, as well as other consulting services. Under this agreement, we paid Mr. King $80,000 in fiscal 2006. Upon acceptance of Mr. King’s employment as the Company’s President in March 2006, the agreement was terminated.

In fiscal year 2005, pursuant to certain secured convertible promissory notes with Pacific Dawn Capital, LLC and Andrew Green, Mr. King, who only served as a board member at that time, provided a personal guaranty for the repayment of these notes. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share and in exchange for agreeing to personally guaranty our obligations under the Green Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share. The fair value of these warrants was valued at $70,913. Mr. King subsequently assigned both of the warrants to his spouse. The warrants had expiration dates of October 13 and November 4, 2007. In October 2007, the Company’s board of directors authorized an extension of the expiration dates, granting a one-year extension and the Company recorded a non-cash expense of $139,054 relating to the extension.

Relevant Marketing LLC, dba Lighthouse Communications

The Company utilizes the services of Lighthouse Communications as its primary investor and public relations management consultant. The president of Relavent Marketing is the step-daughter of our CEO, Stephen D. King. For the years ended December 31, 2007 and 2006, we paid $120,650 and $0, respectively for services provided.

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

On April 13, 2007, entered into a new six-month consulting agreement with Boston Financial Partners, Inc., as a non-exclusive consultant, to provide assistance to the Company in various matters pertaining to corporate growth, strategic planning, public relations and marketing services. As consideration for the services, we agreed to pay a fee of $100,000. As of December 31, 2007, we have paid $36,400 towards this fee.

In May 2007, the Company’s board of directors authorized an extension of the expiration dates on two warrants held by Boston Financial Partners, granting a 30-day extension. The warrants are: (1) to purchase 500,000 shares at $1.00 per share expiring on May 25, 2007 and (2) to purchase 880,000 shares at $1.00 per share expiring on May 25, 2007, both obtained in 2001. Then in June 2007, the board further authorized a six month extension, until December 31, 2007. Furthermore, on December 28, 2007, the board further authorized a one-year extension, until December 31, 2008. The Company recorded a non-cash expense of $815,758 relating to the extensions.

In October 2007, the Company’s board of directors authorized an extension of the expiration dates on two other warrants held by Boston Financial Partners, granting a one-year extension. The warrants are: (1) to purchase 442,000 shares at $0.50 per share expiring on October 14, 2007 and (2) to purchase 96,000 shares at $0.50 per share expiring on October 24, 2007, both obtained as part of the Company’s 2003 private placement. No non-cash compensation charge was recorded due to the Company providing this modification as an incentive to raise capital and not for any services in return.

Norman D. Lowenthal

Mr. Lowenthal was the Chairman of SSC Mandarin Financial Services Ltd for the period 2001 to 2007 and continues to serve as a director of SSC-Sino Gold Consulting Co Ltd, which is an advisor to the Government operated association of China gold mines via the China Gold Bureau, and SSC Mandarin Africa. We have entered into transactions with SSC Mandarin Financial Services, SSC-Sino Gold Consulting, SSC Mandarin Africa and SSC Madarin Group Limited, an affiliate of all three entities, during 2007.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Wits Basin Precious Minerals Inc., its senior management and its independent registered public accounting firm, the Board has determined that only Joseph Mancuso is currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-KSB, or are incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation (effective as of September 24, 2007) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 2004 (File No. 1-12401)).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-2 filed on November 26, 2003 (File No. 333-110831)).

4.2	Form of Warrant issued to Boston Financial Partners, Inc., (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed July 13, 2006).

4.3	Form of Class C Redeemable Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 filed on Form SB-2 filed on July 14, 2006 (File No. 333-135765)).

4.4**	Form of Warrant to purchase 3,000,000 shares of common stock issued to Platinum Long Term Growth V, LLC.

4.5**	Form of Warrant to purchase 2,100,000 shares of common stock issued to Platinum Long Term Growth V, LLC.

10.1	Stock Option Agreement (incorporated by reference to Exhibit 6.1 to Company’s Form 1-A (File No. 24D-3802 SML)).

10.2	1997 Incentive Plan (incorporated by reference to Exhibit 10.23 to Company’s Form 10-K for the year ended December 31, 1996 (File No. 0-27968)).

10.3	1999 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 18, 2006).

10.4	2000 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Company’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.5	2001 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 18, 2006).

10.6	2003 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to Company’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.7	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.8
Join Venture and Joint Contribution Agreement dated June 26, 2003 by and among the Company, Hawk Precious Minerals Inc. and Hawks Precious Minerals USA, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 1, 2003).

10.9
Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Company, and Kwagga Gold (Barbados) Limited, dated August 27, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 1, 2004).

10.10
Amendment to Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Company, and Kwagga Gold (Barbados) Limited, dated August 30, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 1, 2004)

10.11
Proposal by and among the Company, Hunter Gold Mining Corporation, Hunter Gold Mining, Inc., and Ken Swaisland, dated September 16, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 16, 2004).

10.12
Assignment of Purchase Option Agreement by and between the Company and Kenneth Swaisland, dated August 12, 2004 (incorporated by reference to Exhibit 10.24 to Form 10-KSB for the year ended December 31, 2004 (File No. 1-12401)).

10.13
Letter Agreement dated December 2, 2003 by and between Ken Swaisland and Hunter Gold Mining Corporation regarding purchase and sale of shares of Hunter Gold Mining Corporation (incorporated by reference to Exhibit 10.24 to the Company’s Form SB-2 filed on February 14, 2005 (File No. 333-122338)).

10.14
Letter Agreement dated December 31, 2005 by and between the Company and Hunter Gold Mining Corporation regarding amending the option agreement for the purchase of the shares of Hunter Gold Mining Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed January 18, 2006).

10.15
Consulting Agreement by and among the Company and Corporate Resource Management, Inc., dated May 15, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended March 31, 2006 (File No. 1-12401)).

10.16
Option Agreement by and between the Company, Journey Resources Corporation and Minerales Jazz S.A. de C.V., dated June 28, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed June 30, 2006).

10.17
NI 43-101 Technical Report Pertaining To: The Vianey Mine - Guerrero State, Mexico (dated of October 18, 2004 and revised March 10, 2005) prepared by Rodney A. Blakestad J.D., C.P.G. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 30, 2006).

10.18	Consulting Agreement by and among the Company and Boston Financial Partners, Inc., dated June 1, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed July 13, 2006).

10.19
Warrant Agreement between the Company and American Stock Transfer & Trust Company, dated June 28, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Form SB-2 filed on Form SB-2 filed on July 14, 2006 (File No. 333-135765)).

10.20	Standby Joint Venture Financing Agreement by and among the Company and Andrew Green dated August 18, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed August 23, 2006).

10.21	Employment Offer Letter by and among the Company and Dr. Clyde L. Smith dated September 14, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 18, 2006).

10.22
Employee Stock Option Vesting Correction Letter by and among the Company and Dr. Smith dated September 21, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Amendment to Form 8-K filed September 21, 2006).

10.23
Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 25, 2006).

10.24
Joint Venture Agreement dated December 18, 2006, by and among the Company, Journey Resources Corp., and Minerales Jazz S.A. De C.V. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 19, 2006).

10.25	Employment Agreement between the Company and William Green dated February 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.26	Stock Option Agreement between the Company and William Green dated February 19, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.27	Promissory Note dated February 23, 2007 issued in favor of Andrew Green (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.28	Stock Option Agreement between the Company and Stephen D. King dated March 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.29
Convertible Notes Purchase Agreement dated April 10, 2007 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.30
Agreement and Plan of Merger and Reorganization dated April 20, 2007 by and among the Company, Easyknit Enterprises Holdings Limited and Race Merger, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2007).

10.31	Amendment #1 to Agreement and Plan of Merger and Reorganization dated May 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2007).

10.32
Amendment to Convertible Notes Purchase Agreement, dated June 19, 2007, by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.33
Form of Secured Convertible Note of the Company to be issued pursuant to Convertible Notes Purchase Agreement dated April 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.34	Form of Secured Convertible Note #3 dated June 19, 2007 issued to China Gold, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.35	Pledge Agreement dated April 10, 2007 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.36
Guaranty of Wits-China Acquisition Corp. dated April 10, 2007 in favor of China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.37	Security Agreement dated June 19, 2007 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.38**	Sale of Shares and Claim Agreement dated July 27, 2007 by and between the Company, SSC Mandarin Group Limited and China Global Mining Resources Limited, British Virgin Islands.

10.39**	Sale of Shares and Claim Agreement dated July 27, 2007 by and between the Company, SSC Mandarin Group Limited and China Global Mining Resources Limited, Hong Kong.

10.40**	Sale of Shares and Claim Agreement dated July 27, 2007 by and between the Company, SSC Mandarin Financial Services Limited and SSC Mandarin Africa (Proprietary) Limited.

10.41**	Option Agreement dated July 27, 2007 by and between the Company, SSC Mandarin Financial Services Limited and SSC-Sino Gold Consulting Co. Limited.

10.42**	Joint Venture Agreement dated April 14, 2007 by and between Shanxi Hua Ze Nickel Smelting Co. and China Global Mining Resources Limited.

10.43**	Supplemental Agreement to Joint Venture Agreement, dated June 6, 2007 by and between Shanxi Hua Ze Nickel Smelting Co. and China Global Mining Resources Limited.

10.44**	Supply Contract dated June 15, 2007 by and among China Global Mining Resources Limited, Shaanxi Hua Ze Nickel and Cobalt Metals Co., Ltd. and Shaanxi Xingwang Import & Export Limited.

10.45**	Equity Transfer Heads of Agreement dated May 4, 2007 by and among China Global Mining Resources Limited, Lu Benzhao, Lu Nan and Jin Yao Hui.

10.46**
Equity Transfer Heads of Agreement dated May 4, 2007 by and among China Global Mining Resources Limited, Lu Benzhao, Lu Nan, Nanjing Sudan Mining Co., Ltd., Maanshan Zhaoyuan Mining Co., Ltd. and Xiaonanshan Mining Co. Ltd.

10.47
Bill of Sale dated September 19, 2007 by and among Active Hawk Minerals, LLC (a wholly owned subsidiary of the Company) and Hawk Uranium Inc., for the sale of the Holdsworth Project (incorporated by reference to Exhibit 10.1 to Form 10-QSB for the quarter ended September 30, 2007 (File No. 1-12401)).

10.48
Transfer Agreement dated October 1, 2007 by and among the Company, Hawk Uranium Inc. and MacDonald Mines Exploration Ltd., for the sale of the MacNugget Claims (incorporated by reference to Exhibit 10.2 to Form 10-QSB for the quarter ended September 30, 2007 (File No. 1-12401)).

10.49
Amendment to Joint Venture Agreement dated October 31, 2007 by and among the Company, Journey Resources Corp., and Minerales Jazz S.A. De C.V., whereby we issued 1,600,000 shares of common stock in lieu of the $400,000 exploration work payment (incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 2007 (File No. 1-12401)).

10.50	Letter Agreement dated October 31, 2007 by and among the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2007).

10.51
Sale of Shares Agreement between and among the Company, AfriOre International (Barbados) Limited and Kwagga Gold (Barbados) Limited, dated December 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.52
Operating Agreement between the Company and Kwagga Gold (Proprietary) Limited, dated December 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.53
Termination Agreement by and among the Company, SSC Mandarin Group Limited, China Global Mining Resources, BVI, China Global Mining Resources, HK, SSC Mandarin Financial Services Limited and SSC - Sino Gold Consulting Co., Ltd. dated December 12, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

21**	Subsidiaries of the Registrant.

23.1**	Consent of Carver Moquist & O’Connor, LLC

24**	Power of Attorney (included on the signature page hereto).

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith electronically

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 10, 2008, our Board of Directors ratified the engagement of Carver Moquist & O’Connor, LLC (“CMO”) to audit our financial statements for the year ended December 31, 2007 and on February 8, 2007, our Board ratified the engagement of CMO to audit our financial statements for the year ended December 31, 2007.

AUDIT FEES:
The aggregate fees billed for professional services rendered by CMO for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB and 10-QSB for 2007 and 2006, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $86,947 for the year ended December 31, 2007 and $77,912 for the year ended December 31, 2006.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee. Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2007 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.
(“COMPANY”)

Dated: April 2, 2008	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

Each person whose signature to this Annual Report appears below hereby constitutes and appoints Stephen D. King and Mark D. Dacko as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his or her behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments to this Annual Report and any and all instruments or documents filed as part of or in connection with this Annual Report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company, in the capacities and dates indicated.

Name	Title	Date

/s/ H. Vance White	Chairman	April 2, 2008
H. Vance White

/s/ Stephen D. King	Chief Executive Officer and Director	April 2, 2008
Stephen D. King	(principal executive officer)

/s/ Clyde L. Smith	President	April 2, 2008
Clyde Smith

/s/ Mark D. Dacko	Chief Financial Officer, Secretary and	April 2, 2008
Mark D. Dacko	Director (principal financial and
accounting officer)

/s/ Norman D. Lowenthal	Director	April 2, 2008
Norman D. Lowenthal

/s/ Joseph Mancuso	Director	April 1, 2008
Joseph Mancuso

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Wits Basin Precious Minerals Inc., and subsidiaries (an exploration stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2007 and 2006, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wits Basin Precious Minerals Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2007 and 2006 and had an accumulated deficit at December 31, 2007. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
March 31, 2008

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current assets:
Cash	$130,481	$85,910
Receivables	—	10,323
Investment	—	21,241
Prepaid expenses	91,030	53,815
Total current assets	221,511	171,289

Property and equipment, net	73,206	80,087
Advance payments on equity investments	7,000,000	—
Debt issuance costs, net	16,415	—
Total Assets	$7,311,132	$251,376

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable, net of original issue discount	$9,843,283	$—
Short-term notes payable, net of original issue discount	234,220	—
Accounts payable	229,292	68,622
Accrued interest	514,286	—
Other accrued expenses	793,782	143,000
Total current liabilities	11,614,863	211,622

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $.01 par value, 300,000,000 shares authorized in 2007 and 150,000,000 authorized in 2006: 113,982,533 and 94,747,739 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,139,825	947,477
Additional paid-in capital	51,147,313	42,954,263
Stock subscriptions receivable	—	(932,600)
Warrants outstanding	5,710,383	7,515,487
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(39,368,792)	(27,509,595)
Accumulated other comprehensive loss	—	(2,818)
Total shareholders’ equity (deficit)	(4,303,731)	39,754
Total Liabilities and Shareholders’ Equity (Deficit)	$7,311,132	$251,376

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			May 1, 2003 (inception)
	December 31,		To Dec. 31,
	2007	2006	2007
Revenues	$—	$—	$—
Operating expenses:
General and administrative	6,953,591	4,963,481	18,834,004
Exploration expenses	2,755,491	1,958,229	10,365,741
Depreciation and amortization	16,050	21,214	476,314
Merger transaction costs	1,238,619	—	1,238,619
Stock issued as penalty	—	—	2,152,128
Loss on impairment of Kwagga Gold	—	120,803	2,100,000
Loss (gain) on sale of mining properties	(95,820)	—	571,758
Loss on disposal of assets	—	—	1,633
Total operating expenses	10,867,931	7,063,727	35,740,197
Loss from operations	(10,867,931)	(7,063,727)	(35,740,197)

Other income (expense):
Other income (expense), net	70,117	31,122	103,464
Interest expense	(1,061,383)	(1,858,082)	(3,997,133)
Total other expense	(991,266)	(1,826,960)	(3,893,669)
Loss from operations before income tax benefit and discontinued operations	(11,859,197)	(8,890,687)	(39,633,866)
Benefit from income taxes	—	—	243,920
Loss from continuing operations	(11,859,197)	(8,890,687)	(39,389,946)

Discontinued operations:
Gain from discontinued operations	—	—	21,154
Net loss	$(11,859,197)	$(8,890,687)	$(39,368,792)

Basic and diluted net loss per common share:
Continuing operations	$(0.11)	$(0.11)	$(0.63)
Discontinued operations	—	—	—
Net loss	$(0.11)	$(0.11)	$(0.63)

Basic and diluted weighted average common shares outstanding	105,146,864	82,503,278	62,125,190

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

			Additional	Stock
	Common stock		paid-in	subscription
	Shares	Amount	capital	receivable	Warrants
BALANCE, December 31, 2005	65,674,329	$656,743	$34,487,774	$—	$6,418,685

Exercise of warrants with cash	21,141,184	211,412	4,644,069	(822,600)	149,841
Issuance of 5,452,794 shares of common stock and 4,000,000 warrants to consultants during 2006 for services	5,452,794	54,528	1,677,160	—	1,015,712
Issuance of shares of common stock for maturity date extensions and conversion of interest due; issuance of 3,500,000 warrants and recording a beneficial conversion charge all related to 2006 notes payable	439,432	4,394	1,178,222	—	252,014
Conversion of accounts payable into common stock at $0.26 per share in March 2006	150,000	1,500	37,500	—	—
Issuance of common stock to obtain exploration rights for Mexico and Canada	690,000	6,900	197,900	—	—
Exercise of Right-to-Purchase option provided under the terms of 2006 notes payable	1,000,000	10,000	190,000	(80,000)	—
Exercise of stock options in December 2006	200,000	2,000	28,000	(30,000)	—
Stock option compensation expense	—	—	122,873	—	—
Warrants that expired during 2006 without exercise	—	—	320,765	—	(320,765)
Contributed services by an executive	—	—	70,000	—	—
Comprehensive loss:
Net loss	—	—	—	—	—
Unrealized gain (loss) on investment	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
BALANCE, December 31, 2006	94,747,739	947,477	42,954,263	(932,600)	7,515,487

Issuance of 2,400,000 shares of common stock and warrants in private placement September through December 2007 at $0.25 per unit (net of offering costs of $30,000)	2,400,000	24,000	258,127	—	287,873
Issuance of 2,193,334 shares of common stock in private placement Dec 2007 at $0.15 per share (net of offering costs of $15,465)	2,193,334	21,933	291,602	—	—
Exercise of warrants with cash	8,492,500	84,925	2,031,222	—	(898,360)
Cash-less exercise of warrants	398,960	3,990	156,975	—	(160,965)
Exercise of Right-to-Purchase option provided under the terms of 2006 notes payable	3,000,000	30,000	570,000	—	—
Issuance of common stock to obtain exploration rights for Mexico	2,100,000	21,000	539,000	—	—
Issuance of 300,000 warrants and recording a beneficial conversion charge, re-pricing charges and maturity date extensions all related to 2007 notes payable	—	—	331,801	—	40,305
Issuance of 650,000 shares of common stock, 5,350,000 warrants, 100,000 options and the associated charges for re-pricing and the extension of exercise dates all to consultants for services in 2007	650,000	6,500	166,188	—	1,614,227
Stock subscription receivable payments received	—	—	—	932,600	—
Stock option compensation expense	—	—	1,159,951	—	—
Warrants that expired during 2007 without exercise	—	—	2,688,184	—	(2,688,184)
Comprehensive loss:
Net loss	—	—	—	—	—
Realized gain on investment	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
BALANCE, December 31, 2007	113,982,533	$1,139,825	$51,147,313	$—	$5,710,383

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Accumulated deficit	Deficit accumulated (1)	Accumulated other comprehensive loss/gain	Total
BALANCE, December 31, 2005	$(22,932,460)	$(18,618,908)	$(7,644)	$4,190

Exercise of warrants with cash	—	—	—	4,182,722
Issuance of 5,452,794 shares of common stock and 4,000,000 warrants to consultants during 2006 for services	—	—	—	2,747,400
Issuance of shares of common stock for maturity date extensions and conversion of interest due; issuance of 3,500,000 warrants and recording a beneficial conversion charge all related to 2006 notes payable	—	—	—	1,434,630
Conversion of accounts payable into common stock at $0.26 per share in March 2006	—	—	—	39,000
Issuance of common stock to obtain exploration rights for Mexico and Canada	—	—	—	204,800
Exercise of Right-to-Purchase option provided under the terms of 2006 notes payable	—	—	—	120,000
Exercise of stock options in December 2006	—	—	—	—
Stock option compensation expense	—	—	—	122,873
Warrants that expired during 2006 without exercise	—	—	—	—
Contributed services by an executive	—	—	—	70,000
Comprehensive loss:
Net loss	—	(8,890,687)	—	—
Unrealized gain (loss) on investment	—	—	4,826	—
Total comprehensive loss	—	—	—	(8,885,861)
BALANCE, December 31, 2006	(22,932,460)	(27,509,595)	(2,818)	39,754

Issuance of 2,400,000 shares of common stock and warrants in private placement September through December 2007 at $0.25 per unit (net of offering costs of $30,000)	—	—	—	570,000
Issuance of 2,193,334 shares of common stock in private placement Dec 2007 at $0.15 per share (net of offering costs of $15,465)	—	—	—	313,535
Exercise of warrants with cash	—	—	—	1,217,787
Cash-less exercise of warrants	—	—	—	—
Exercise of Right-to-Purchase option provided under the terms of 2006 notes payable	—	—	—	600,000
Issuance of common stock to obtain exploration rights for Mexico	—	—	—	560,000
Issuance of 300,000 warrants and recording a beneficial conversion charge, re-pricing charges and maturity date extensions all related to 2007 notes payable	—	—	—	372,106
Issuance of 650,000 shares of common stock, 5,350,000 warrants, 100,000 options and the associated charges for re-pricing and the extension of exercise dates all to consultants for services in 2007	—	—	—	1,786,915
Stock subscription receivable payments received	—	—	—	932,600
Stock option compensation expense	—	—	—	1,159,951
Warrants that expired during 2007 without exercise	—	—	—	—
Comprehensive loss:
Net loss	—	(11,859,197)	—	—
Realized gain on investment	—	—	2,818	—
Total comprehensive loss	—	—	—	(11,856,379)
BALANCE, December 31, 2007	$(22,932,460)	$(39,368,792)	$—	$(4,303,731)

(1)	Deficit accumulated during the exploration stage, subsequent to April 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2007	2006	2007
OPERATING ACTIVITIES:
Net loss	$(11,859,197)	$(8,890,687)	$(39,368,792)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	16,050	21,214	476,314
Loss (gain) on disposal of miscellaneous assets	(65,580)	—	(63,947)
Loss (gain) on sale of mining projects	(95,820)	—	571,758
Issuance of common stock for exploration rights	560,000	204,800	5,700,090
Loss on impairment of Kwagga Gold	—	120,803	2,100,000
Amortization of debt issuance costs	36,480	4,662	175,338
Amortization of original issue discount	495,609	798,889	2,196,890
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	944,581	2,744,326	5,508,669
Compensation expense related to stock options	1,159,951	122,873	1,282,824
Issuance of common stock and warrants for services	932,418	419,524	2,101,940
Contributed services by an executive	—	70,000	274,500
Interest expense related to issuance of common stock and warrants	—	1,084,630	1,173,420
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	10,323	(10,323)	18,017
Prepaid expenses	(127,299)	(306,869)	(254,062)
Accounts payable	160,670	(28,601)	159,011
Accrued expenses	1,165,068	77,028	1,087,481
Net cash used in operating activities	(6,666,746)	(3,567,731)	(14,729,575)

INVESTING ACTIVITIES:
Purchases of property and equipment	(9,169)	(11,742)	(115,523)
Proceeds from sale of mining projects	95,820	—	220,820
Proceeds from sale of miscellaneous assets	89,639	—	89,639
Purchases of investments	—	(5,155)	(2,244,276)
Advance payments on equity investments	(7,000,000)	—	(7,000,000)
Net cash used in investing activities	(6,823,710)	(16,897)	(9,049,340)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(1,325,000)	(1,100,000)	(2,759,645)
Cash proceeds from issuance of common stock, net of offering costs	1,563,535	120,000	6,408,807
Cash proceeds from exercise of stock options	30,000	—	199,900
Cash proceeds from exercise of warrants	2,040,387	4,182,722	6,526,047
Cash proceeds from short-term debt	11,279,000	350,000	12,379,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(52,895)	—	(191,753)
Net cash provided by financing activities	13,535,027	3,552,722	23,212,356

INCREASE (DECREASE) IN CASH EQUIVALENTS	44,571	(31,906)	(566,559)
CASH AND EQUIVALENTS, beginning of period	85,910	117,816	697,040
CASH AND EQUIVALENTS, end of period	$130,481	$85,910	$130,481

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 and 2006

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of December 31, 2007, we hold interests in mineral exploration projects in South Africa (FSC), Colorado (Bates-Hunter) and Mexico (Vianey). The following is a summary of our projects:

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. The last completed drillhole on the FSC project occurred in 2005. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. See Note 19 – Subsequent Events for an update regarding a letter of intent we have entered into with respect to our rights to acquire the 65 percent interest in Kwagga Barbados held by AfriOre.

•
On September 20, 2006, we executed a formal asset purchase agreement relating to the purchase of assets of the Hunter Gold Mining Corporation, a corporation incorporated under the laws of British Columbia, Canada, which assets includes the Bates-Hunter Mine, a prior producing gold mine from the 1860’s until the 1930’s located in Central City, Colorado. On January 28, 2008, we executed a fourth amendment to the formal purchase agreement, including an amendment to change the closing date from March 31, 2008 to June 30, 2008. See Note 19 - Subsequent Events for detailed information regarding the fourth amendment to the formal asset purchase agreement. We are continuing with a defined work program, which includes dewatering the existing mine shaft and performing a surface drilling program.

•
On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey.  All work being performed at Vianey is under the supervision of Journey, which mainly consists of cleaning the site for a future work program.

Additionally, we have made $7,000,000 in advance payments on two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (i) a nickel mining operation, the Xing Wang Mine and (ii) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd. (which includes Maanshan Zhaoyuan Mining Co. Ltd., Xiaonanshan Mining Co., Ltd.) and Changjiang Mining Company Limited. Further due diligence is required before we can proceed with further negotiations on either of these PRC projects. In January 2008, we entered into a revised letter agreement establishing a purchase price and payment schedule relating to the Nanjing Sudan Mining Co, whereby the purchase price was set at 620,000,000 Chinese Remnimbi (approximately $86 million US). Depending on the final agreements ultimately agreed to and closed by both parties, the Company may also have to issue a significant amount of shares of common stock as contingent consideration based on the number of tonnes of iron ore processed over a period of time from the actual closing date.

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

As of December 31, 2007, we do not directly own any mining permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2007, we incurred losses from continuing operations of $11,859,197. At December 31, 2007, we had an accumulated deficit of $62,301,252 and a working capital deficit of $11,393,352. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this Annual Report, we do not claim to have any mineral reserves on our properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc., and our wholly owned subsidiaries: (i) Gregory Gold Producers, Inc; (ii) Wits-China Acquisition Corp; (iii) China Global Mining Resources Ltd, a British Virgin Islands corporation; (iv) China Global Mining Resources Ltd a Hong Kong corporation; (v) Red Wing Business Systems, Inc; and (vi) Champion Business Systems, Inc. After the sale of our Accounting Software Business in 2003, Red Wing and Champion Business Systems became inactive subsidiaries, which are represented as discontinued operations in the statement of operations. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their estimated fair values unless a fair value is not reasonably estimable. The Company's consolidated financial statements as of and for the years ended December 31, 2007 and 2006, reflect the impact of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

Off Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of short-term debt approximated the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

As of December 31, 2007, we have (i) 13,659,500 shares of common stock issuable upon the exercise of stock options, (ii) 24,930,238 shares of common stock issuable upon the exercise of warrants and (iii) reserved an aggregate of 21,150,000 shares of common stock issuable under convertible debt agreements. These 59,739,738 shares, which would be reduced by applying the treasury stock method, were excluded from the basic and diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective in the first fiscal quarter of 2008 and we will adopt the statement at that time. We believe that the adoption of SFAS No. 157 will not have a material effect on the Company’s results of operations, cash flows or financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. This standard is effective beginning after December 31, 2007. We presently do not anticipate that the provisions of SFAS No. 159 will apply to the Company.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this standard prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009. SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

NOTE 3 – RECEIVABLE

Pursuant to a stock subscription agreement for which we accepted in lieu of cash, we held a secured promissory note dated April 28, 2006, which accrued interest at a rate of five percent per annum. The note balance was $10,323 at December 31, 2006, which we collected in February 2007.

NOTE 4 – INVESTMENT

We held 225,000 shares of MacDonald Mines Exploration Ltd., a Toronto Stock Exchange listed company (TSX-V:BMK), that we received under joint venture agreements with MacDonald. We had received 175,000 of the shares in 2004 and the additional 50,000 shares in 2006 with respect to certain joint venture agreements in Canadian projects. Our original basis in the aggregate 225,000 shares was approximately $24,059 and at December 31, 2006, was valued at $21,241. During September 2007, we sold all of these shares by utilizing the efforts of a U.S. registered broker/dealer in open market sales. The sale of these marketable securities generated a gain of $65,580, which has been recorded as other income/expense for the year ended December 31, 2007.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees include cash and calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have the internal infrastructure to perform. The amortization periods coincide with terms of the agreements. The other prepaid expenses contain amounts we have prepaid for general and administrative purposes and are being expensed as utilized.

During 2006, we entered into various consulting agreements and issued the following to nine unaffiliated third party consultants: (i) an aggregate of 3,700,000 shares of un-registered common stock (with an aggregate value of $1,196,000 based on closing sale prices of our common stock), (ii) warrants to purchase an aggregate of 2,550,000 shares of common stock at exercise prices from $0.25 to $1.00 per share (with an aggregate value of $614,575 using the Black-Scholes pricing model) with certain of the warrants issued below market price on date of grant and (iii) $150,000 in cash to one of the consultants. All of these were amortized over monthly periods to coincide with the consulting agreements and have been fully amortized as of December 31, 2007.

In June 2006, we entered into two agreements with related parties. The first was a management services agreement with Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.), whereby Hawk provided certain management and administrative services to the Company in consideration of US$50,000. This agreement expired on December 31, 2006. H. Vance White, our Chairman of the Board, is also an officer and director of Hawk. The second agreement was a consulting agreement with Boston Financial Partners Inc. (a greater than five percent beneficial shareholder) as a non-exclusive consultant, pursuant to which Boston Financial provided assistance in various matters pertaining to corporate growth, strategic planning, public relations and marketing services in consideration of $100,000 in cash, 625,000 shares of our common stock (valued at $212,500 based on the closing sale price of our common stock) and a two-year warrant to purchase up to an aggregate of 1,000,000 shares of our common stock (valued at $304,802 using the Black-Scholes pricing model), at an exercise price of $0.62 per share.

During the fourth quarter of 2007, we entered into two consulting agreements with unaffiliated third party consultants and issued the following: (i) an aggregate of 300,000 shares of un-registered common stock (with an aggregate value of $63,000 based on the closing sale price of our common stock), (ii) a two-year warrant to purchase up to 100,000 shares of common stock at exercise price of $0.30 per share (value at $16,051 using the Black-Scholes pricing model) and (iii) a ten-year option from our 2001 Employee Stock Option Plan to purchase up to 100,000 shares of common stock at exercise price of $0.30 per share (value at $22,688 using the Black-Scholes pricing model).

During 2007, we additionally entered into two agreements with related parties. (1) In August 2007, we entered into a new management services agreement with Hawk, which requires a US$100,000 payment, which has been accrued but not paid as of December 31, 2007. The Hawk agreement expired on December 31, 2007. (2) In May 2007 and again in June 2007, we extended the expiration date on two warrants held by Thomas Brazil (the principal shareholder of Boston Financial Partners Inc.) for services to be rendered during the remainder of 2007. The previously issued and outstanding warrants allow for the purchase of up to an aggregate of 1,380,000 shares of common stock at $1.00 per share for a term to May 22, 2007. The modifications extended the term to December 31, 2007 and resulted in an additional $815,758 of non-cash expense being recorded from the modification of the expiration dates (calculated using the Black-Scholes pricing model).

Included in the other prepaid expenses are two bonds (held in the form of a certificate of deposit, CD, $10,000 each) required by the State of Colorado for exploration activities, which earn nominal interest. The two bonds should not have to be expensed unless an event requires us to release them to the State.

Components of prepaid expenses are as follows:

	December 31,
	2007	2006
Prepaid consulting fees	$35,743	$25,827
Other prepaid expenses	55,287	27,988
	$91,030	$53,815

NOTE 6 – PROPERTY AND EQUIPMENT

Related to our on-going exploration efforts at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years. Components of our depreciable assets are as follows:

	December 31,
	2007	2006
Equipment purchases	$115,522	$106,353
Less accumulated depreciation	(42,316)	(26,266)
	$73,206	$80,087

NOTE 7 – ADVANCE PAYMENTS ON EQUITY INVESTMENTS

China Global Mining Resources Limited

In November and December 2006, SSC Mandarin Group Limited, a British Virgin Islands corporation with a principal place of business in Hong Kong (“SSC Mandarin Group”), introduced us to various potential mining opportunities located in the People’s Republic of China(the "PRC"). From January through June 2007, we made loans in the aggregate amount of approximately $7.8 million to SSC Mandarin Group, which were used by SSC Mandarin Group to acquire interests in certain mining properties (which are described below) located in the PRC through SSC Mandarin Group’s wholly owned subsidiary, China Global Mining Resources Limited, a British Virgin Islands corporation (“CGMR”). The loans to CGMR were made out of the proceeds from the China Gold, LLC convertible promissory notes (see Note 9). In partial consideration for the loans, we received two promissory notes of CGMR in the respective amounts of $2 and $5 million. CGMR’s obligations under the notes were secured by its rights under various acquisition and other agreements, including a supply agreement relating to forty tonnes of nickel, that CGMR had entered into relating to the mining opportunities (as discussed below). Additionally, an aggregate of $500,000 of the amounts loaned to SSC Mandarin Group were used to acquire interests in two entities from SSC Mandarin Group, SSC Mandarin Africa ($400,000) and SSC-Sino Gold ($100,000), which are described below. The remaining $300,000 was expensed for due diligence activities relating to the acquisition of the mining interests. Norman D. Lowenthal, a director of ours, serves as Vice Chairman of SSC-Sino Gold and as a director of SSC Mandarin Africa, and until June 2007 served as Chairman of SSC Mandarin Financial, all of which are affiliates of SSC Mandarin Group.

On March 28, 2007, we entered into separate Sale of Shares and Claims Agreements with SSC Mandarin Group whereby we acquired CGMR and a Hong Kong entity of the same name, China Global Mining Resources Limited. The Hong Kong entity does not hold any assets, but was formed for the right to use the corporate name in Hong Kong. Due to technical deficiencies in the original Sale of Shares and Claims Agreements, we and SSC Mandarin Group re-executed the agreements on July 27, 2007 to resolve the deficiencies in the original agreements, and on August 1, 2007 paid the nominal purchase price of $10,000 Hong Kong dollars (US$1,317) for each corporation as required under the Sale of Shares and Claims Agreements. Effective August 1, 2007, we reclassified the $7 million in promissory notes received from CGMR as “Advance payments on equity investments” in our financial statements to reflect the status of CGMR as our wholly owned subsidiary.

At the time of the acquisition of CGMR, it held rights to acquire interests in a nickel and various iron ore mining properties located in the PRC. As of December 31, 2007, we hold only the right or option to acquire and do not hold title to any of these properties, therefore, we have recorded these as advanced payments until such time as we complete a transaction. In the event we determine that such a transaction will not occur, we will seek to collect our advance payments or consider available alternatives.

Nickel – Shanxi Hua Ze Nickel Smelting Co.

CGMR is a party to that certain Joint Venture Agreement with Shanxi Hua Ze Nickel Smelting Co. (“Shanxi Hua Ze”) dated April 14, 2007, as supplemented on June 6, 2007, pursuant to which the parties contemplate a joint venture relating to the Xing Wang Mine, a nickel mine located in the Qinghai province of the PRC. Pursuant to the agreement, CGMR would receive a 25% interest in the joint venture in consideration of its contribution of approximately 425 million Chinese Renminbi, or RMB, (approximately US$52 million) to the joint venture, such contribution to be used for the development and improvement of the mining property and production facility, the repayment of loans and settlement of other outstanding payables and other purposes. Shanxi Hua Ze would receive 75% of the joint venture in consideration of its contribution of the mine and related assets. Upon the acquisition by the joint venture of additional land with an additional 200,000 tonnes of nickel, CGMR would be required to contribute an additional 155 million RMB (approximately US$19 million). In consideration of this additional contribution, CGMR would receive an additional 15% of the equity interest in the joint venture, resulting in a holding of 40% of the joint venture at such time. CGMR further has the right to acquire an additional 40% interest in the joint venture from Shanxi Hua Ze if it contributes an additional 580 million RMB (approximately US$71 million) on or before June 15, 2008. To date, the parties have been unable to meet the agreed upon timetables for contributions due to the inability to obtain the necessary permits for the joint venture. We are currently exploring our options with respect to this project.

As a condition to the Joint Venture Agreement, CGMR also entered into a Supply Contract with Shanxi Hua Ze to purchase forty tonnes of electrolytic nickel (greater than 99% grade) for US$2 million, which payment also served as a prepayment of the initial contribution outlined in the Joint Venture Agreement. CGMR’s obligations under the Joint Venture Agreement are subject to the receipt of certain government approvals. The nickel to be acquired under the Supply Contract has been prepaid, and accordingly CGMR is entitled to receive the 40 tonnes of nickel pursuant to the terms of any future purchase orders relating to such nickel. CGMR’s rights under the Supply Contract serve as security for the loan to CGMR in the amount of $2 million. Based on current market prices for nickel, we believe that the 40 metric tonnes of nickel is worth approximately $1.2 million. In the event the transaction is not completed, there can be no assurance, however, that CGMR will be able to recover the $2 million advance on a timely basis, or at all.

Iron Ore – Nanjing Sudan Mining Co., Ltd.

CGMR is a party to that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (the “Nanjing Heads of Agreement”) with Maanshan Zhaoyuan Mining Co., Ltd., Xiaonanshan Mining Co., Ltd., and two individual sellers (collectively, the “Sellers”), pursuant to which CGMR holds a right to acquire 100% of Nanjing Sudan Mining Co., Ltd. (which holds a processing plant), two iron ore mining properties located in the PRC (Maanshan Zhaoyuan Mining Co. and Xiaonanshan Mining Co.) and related assets for a purchase price of $66 million, to be paid in cash or shares of stock of a listed company, as agreed by the parties. Of this amount, CGMR has paid an aggregate of 40 million Hong Kong Dollars (approximately $5 million US) in the form of two deposits to be credited against the purchase price. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion by and satisfaction of due diligence by CGMR, and satisfaction of certain indicated iron ore reserve requirements, among other conditions, which have not been fulfilled as of March 31, 2008. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers. The Nanjing Heads of Agreement calls for the completion of definitive documents and the receipt of necessary government approval by May 30, 2007, but the parties have verbally extended the applicable timetable due to a difficulty in obtaining the necessary permits.

Subsequent to our fiscal year end, on January 25, 2008, the Company, CGMR and the Sellers entered into a letter agreement establishing a purchase price and payment schedule relating to Nanjing Heads of Agreement. Under the Nanjing Heads of Agreement, the purchase price for the assets was dependent upon proven tonnage of the Maanshan and Xiaonanshan mines. The letter agreement sets the purchase price at 620,000,000 RMB (approximately $86 million US), and requires that CGMR pay the purchase price in accordance with the following schedule: (1) 25% within 30 days following the verification that a permit has been obtained with respect to Xiaonanshan Mining Company; (2) 50% within 30 days of verification of a permit for additional reserves contiguous to the Xiaonanshan mine; and (3) 25% within 30 days following the verification of a permit for Maanshan Zhaoyuan Mining Co. On March 24, 2008, the parties further amended the terms of Nanjing Heads of Agreement to include a production incentive whereby we would be required to issue a substantial number of our unregistered shares of common stock to the sellers upon the achievement of certain performance criteria relating to the delivery of iron ore within certain stated time frames. Based on our discussions with the Sellers, we anticipate the permits relating to the Xiaonanashan Mining Company will be obtained in the first half of 2008, at which time our obligation to pay 25% of the purchase price as set forth in the letter agreement will arise. We are in the process of obtaining third-party financing to assist us in proceeding with this transaction.

At the time of our acquisition of CGMR, it had advanced an aggregate of $5 million to the Sellers which may be applied by CGMR against the purchase price. In the event the transaction is not completed, there can be no assurance that CGMR will be able to recover the $5 million of advances on a timely basis, or at all.

Iron Ore – Yun County Changjiang Mining Company Ltd.

CGMR is also party to that certain Equity Transfer Heads of Agreement (“Changjiang Heads of Agreement”) dated May 4, 2007 with three individual sellers, whereby CGMR holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million. The purchase price is to be paid by up to $15 million in cash and the remainder in shares of stock of a listed company. Two of the sellers, holding an aggregate of 90% of the interest in Changjiang), are parties to the Nanjing Heads of Agreement. Under the Changjiang Heads of Agreement, CGMR is required to arrange for a loan to Changjiang in the amount of $10 million, such loan to be secured by the capital stock of Changjiang. Additionally, in the event CGMR and Changjiang enter into an exclusive supply agreement relating to the purchase by CGMR of iron ore from Changjiang, CGMR will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties, but not to exceed 1.2 billion RMB. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion by and satisfaction of due diligence by CGMR, and satisfaction of certain indicated iron ore reserve requirements, among other conditions. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers. As of December 31, 2007, no funds have been advanced for this project. The resources that will be required to complete this transaction are substantial, and greater than we can currently support. Accordingly, we are seeking an industry partner to assist us in completing this transaction.

Agreement to acquire interest in SSC Mandarin Africa (Proprietary) Limited

On March 28, 2007, we entered into a Sale of Shares and Claims Agreement with SSC Mandarin Financial Services Limited (“SSC Mandarin Financial”) and SSC Mandarin Africa (Proprietary) Limited, a company incorporated under the laws of the Republic of South Africa (“Mandarin Africa”), relating to the acquisition of a 40% equity interest in Mandarin Africa for a purchase price of US$400,000. The purchase price was paid on February 14, 2007. Due to technical deficiencies in the original agreement, we and SSC Mandarin Financial re-executed the agreement on July 27, 2007 to resolve the deficiencies in the original agreement. SSC Mandarin Financial is an affiliate of SSC Mandarin Group. Norman D. Lowenthal, a director of ours, served as Chairman of SSC Mandarin Financial until June 2007, and remains a director of Mandarin Africa.

Mandarin Africa’s only asset was a two-year Collaboration Agreement with Kumba Iron Ore (an affiliate of Anglo American PLC) dated August 4, 2006, whereby Mandarin Africa could potentially earn a finders fee with respect to any PRC iron ore mining projects it introduced to Kumba that Kumba subsequently acquired. Subsequent to December 31, 2007, we were informed by Kumba Iron Ore that it had no interest in reviewing any iron ore projects for the near term, and that it would not pursue any properties potentially subject to the Collaboration Agreement. Furthermore, we are unable to consummate our acquisition of the 40% equity interest in Mandarin Africa and obtain a stock certificate representing such interest as we have learned that SSC Mandarin Financial is unable to transfer the interest as agreed. Therefore, we expensed the entire $400,000 representing the investment, effective December 31, 2007, and claim not to hold any ownership in Mandarin Africa.

Agreement to acquire option to acquire an interest in SSC-Sino Gold Consulting Co. Limited

On March 28, 2007, we entered into an Option Agreement (the “Option Agreement”) with SSC Mandarin Financial and SSC-Sino Gold Consulting Co. Limited, a company incorporated under the laws of the PRC (“SSC-Sino Gold”), pursuant to which we acquired, for US$100,000, a three-year option to purchase a 60% equity interest in SSC-Sino Gold for an exercise price of US$5,000,000. Norman D. Lowenthal, one of our directors, was then and continues to serve as Vice Chairman of SSC-Sino Gold. We paid the purchase price on March 22, 2007. Due to technical deficiencies in the original agreement, the parties re-executed the agreement on July 27, 2007 to resolve the deficiencies in the original agreement. SSC-Sino Gold holds rights to acquire an 80% interest in Tongguan Taizhou Gold Mining Co., Ltd., which holds licenses relating to a gold mine located in the Shaanxi province of the PRC.

On October 15, 2007, we received a notice of termination of the Sale of Shares and Claims Agreements with SSC Mandarin Group relating to the acquisition of CGMR (as discussed above), whereby SSC Mandarin Group alleged that the parties agreed to certain amended terms to the Sale of Shares and Claims Agreements, and that we had breached those amended terms. In an effort to resolve the potential dispute with SSC Mandarin Group, on December 12, 2007, we entered into a Termination of Option Agreement (the “Termination Agreement”) by and among SSC Mandarin Group, CGMR, and China Global Mining Resources Limited (Hong Kong) whereby we relinquished our right to purchase a 60% equity interest in SSC-Sino Gold under the Option Agreement. Under the Termination Agreement, we agreed to pay SSC Mandarin Group within 60 days an aggregate of 3,850,000 Hong Kong Dollars (approximately $500,000 US) as reimbursement for expenses incurred by SSC Mandarin Group for the wholly-foreign owned enterprises (“WFOE”) established for the iron ore projects (Maanshan and Changjiang). Additionally, we and SSC Mandarin Group have agreed to offset other payment obligations to one another on the later of 90 days and the date we complete due diligence and obtain the necessary title and permits for the iron ore projects. These offsets currently result in an obligation of the Company to pay SSC Mandarin Group approximately an additional $750,000, but we believe that we are entitled to additional offsets from SSC Mandarin Group in an amount equal to or greater than $750,000.

Due to the termination of the Option Agreement, effective December 31, 2007, we have expensed the entire $100,000 representing the purchase price of the option and do not claim to hold any ownership in developments in the Tongguan Taizhou Gold Mining Co.

Summary

As of December 31, 2007, we hold only the right or option to acquire and do not hold title to any of these properties, therefore, we have recorded these as advanced payments until such time as we complete a transaction. In the event we determine that such a transaction will not occur, we will seek to collect our advance payment or consider available alternatives.

NOTE 8 – DEBT ISSUANCE COSTS

With respect to legal services relating to promissory notes issued during 2007, we paid $52,895 of debt issuance costs. The following table summarizes the amortization of debt issuance costs:

	December 31,
	2007	2006
Gross debt issuance costs	$52,895	$7,361
Less: amortization of debt issuance costs	(36,480)	(7,361)
Debt issuance costs, net	$16,415	$—

NOTE 9 – CONVERTIBLE NOTES PAYABLE

China Gold, LLC

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months, with up to an additional $13,000,000 in convertible secured promissory notes to be issued at the discretion of both parties. The issuance and sale of convertible secured promissory notes under the Convertible Securities Purchase Agreement was subject to certain conditions, including Wits Basin having a sufficient number of authorized and unissued shares available to permit the conversion of the outstanding promissory notes issued to China Gold. Promissory notes issued under the Convertible Securities Purchase Agreement had a five-year term, bear interest at a rate of 8.25%, and are convertible at the option of the holder, after the expiration of 120 days from the date of issue, into shares of our common stock at a conversion price of $1.00 per share. The notes are also subject to automatic conversion in certain conditions. On April 10, 2007, we issued and sold the initial promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $3,000,000, with a purchase discount of $60,000 (“Note 1”). Additionally, on May 7, 2007, we offered and sold to China Gold an additional convertible secured promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $2,000,000, with a purchase discount of $40,000 (“Note 2”).

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

Furthermore, on June 19, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). Note 3 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on the Notes was subject to automatic conversion in the event we completed the proposed merger transaction with Easyknit. Note 3 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 3 was September 17, 2007, but was subject to extensions upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit had not terminated the proposed merger. In the event the merger was terminated after September 17, 2007, our obligations under Note 3 were to become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 3.

On July 9, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $800,000, with a purchase discount of $16,000 (“Note 4” and collectively with Note 1, Note 2 and Note 3, the “Notes”). Note 4 bears interest at a rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on Note 4 was subject to automatic conversion in the event we completed the proposed merger transaction with Easyknit. Note 4 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 4 was October 7, 2007, but was subject to extensions upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit had not terminated the proposed merger. In the event the merger was terminated after October 7, 2007, our obligations under Note 4 were to become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 4.

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

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As consideration for the Note extensions, we agreed to reduce the conversion price applicable to the Notes from $1.00 to $0.50 per share and to reduce the purchase price applicable to certain purchase rights of China Gold under the Notes from $1.00 to $0.50 per share. The letter agreement further gives us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating to purchase rights provided under the Notes from $0.50 to $0.25 per share. We exercised our right to extend the maturity date to May 31, 2008 by giving notice to China Gold in February 2008.

As of December 31, 2007, we have issued an aggregate of $9,800,000 of Notes under the Purchase Agreement and have received net proceeds of $9,604,000, less $196,000 paid to an affiliate of China Gold in the form of a loan discount fee. The resulting original issue discount is being amortized over the life of the Notes using the straight-line method, which approximates the interest method. We also agreed to pay $40,000 in accountable expenses of China Gold with respect to the Notes issued under the Purchase Agreement.

Other Third Party

In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note has a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19”. Under the terms of the convertible promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of February 12, 2009. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $27,500. Since the debt was convertible on the issuance date, the entire beneficial conversion amount was charged to interest expense immediately.

The following table summarizes the convertible note balances:

Original gross proceeds	$9,910,000
Less: original issue discount at time of issuance of notes	(206,000)
Less: principal payments	—
Less: value assigned to beneficial conversion feature and warrants	(40,224)
Add: amortization of original issue discount and beneficial conversion feature	179,507
Balance at December 31, 2007	$9,843,283

NOTE 10 – SHORT-TERM NOTES PAYABLE

In fiscal 2005, we had borrowed an aggregate of $750,000 from three lenders with each one receiving warrants to purchase shares of our common stock and two of them, Andrew Green and Pacific Dawn Capital, LLC. (as of December 31, 2007, Mr. Green and Pacific Dawn Capital each beneficially owned more than five percent of our securities) received the right to convert any portion of the principal or interest of their outstanding notes into shares of our common stock based on a conversion rate equal to $0.20 per share and was considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2. During the first quarter of fiscal 2006, we borrowed an additional $350,000 from Mr. Green.

In April 2006, we entered into amendments to the arrangements with each of the three lenders, extending the maturity of each of the notes for an additional 30 days. In consideration of these extensions, we issued an aggregate of 110,000 shares of our common stock to the lenders (with an aggregate fair value of $27,100, based on the closing sale price of our common stock on the date of issuance as listed on the OTCBB) and we gave each lender an option, at any time on or prior to August 31, 2006, the right-to- purchase a number of shares of our common stock, at a price per share of $0.20, equal to, but not greater than, the final principal and interest balance of their respective note divided by the $0.20 per share price. One of the note holders right to purchase expired on August 31, 2006. During the three months ended June 30, 2006, we recorded an expense relating to the right-to-purchase of the three lenders of $628,643 (the fair value of the aggregate shares calculated using the Black-Scholes pricing model) resulting in a non-cash interest expense.

We paid off the obligations under the three notes in May 2006, which required an aggregate of $1,100,000 in cash principal payments. The notes had accumulated an aggregate of $69,239 in interest payable. We paid $3,353 in cash to one note holder and paid the remaining $65,886 by the issuance of 329,432 shares (valued at $0.20 per share) of our common stock.

In August 2006, we entered into standby joint venture financing agreements with two of the lenders, Mr. Green and Pacific Dawn, whereby they individually could participate in joint venture or financing arrangements for the purpose of financing future mineral exploration projects. As partial consideration for their entering into their respective standby joint venture financing agreements, we extended the term of each of their right-to-purchase shares at $0.20 per share from August 31, 2006 to March 31, 2007. Since the right-to-purchase price of $0.20 was below the fair value of our underlying common stock on the modification date, we calculated an additional fair value of $363,000 using the Black-Scholes pricing model and recorded the entire amount as interest expense for the three months ended September 30, 2006 as neither was required to participate in any joint venture or financing during the period of the agreements, which agreements expired in 2007.

In February 2007, in consideration of a new $700,000 loan to the Company from Mr. Green, we issued a promissory note in the principal amount of $700,000 to Mr. Green. The promissory note had a maturity date of March 31, 2007, and bore interest at a rate of 6% per annum. The promissory note was paid in full on March 29, 2007 along with accrued interest of $3,912. Under the terms of the new promissory note and as additional consideration for the loan, we reduced the exercise price of certain of his pre-existing warrants to purchase up to an aggregate of 3,550,000 shares of our common stock from $0.12 to $0.09125 and extended the expiration date of his right-to-purchase of up to 3,000,000 shares of common stock at a price per share of $0.20 from March 31, 2007 to December 31, 2007. The fair value of these equity modifications totaling $202,844 was recorded as a discount to the note and was amortized over the term of the note.

In April 2007, in consideration of a new $625,000 loan from Mr. Green, we issued a promissory note to Mr. Green in the principal amount of $625,000. The promissory note bore simple interest at a rate of 12% per annum and was paid in full in June 2007 along with $11,096 of interest.

In September 2007, in consideration of a new $100,000 loan from Pacific Dawn, we issued a promissory note in the principal amount of $100,000 to Pacific Dawn. The promissory note had an original maturity date of October 21, 2007, and bears interest at a rate of 5% per annum. Under the terms of the promissory note and as additional consideration for the loan, we reduced the exercise price of his right-to-purchase of up to 1,000,000 shares of our common stock from $0.20 to $0.15 per share and extended the expiration date from December 31, 2007 to December 31, 2008 of said rights. In December 2007, we memorialized an extension to the maturity date from October 21, 2007 to January 21, 2008 and provided a further price reduction of his right-to-purchase from $0.15 to $0.10 per share. The fair value of these equity modifications totaled $101,457 and was recorded as a discount to the note and is being amortized through January 21, 2008.

In September 2007, in consideration of an unsecured $50,000 loan from Mrs. Nancy White, a Canadian citizen and the mother of H. Vance White, our Chairman, we issued a promissory note in the principal amount of $50,000 to Mrs. White. The promissory note had an original maturity date of December 21 2007, and bears interest at a rate of 10% per annum. In December 2007, we negotiated an extension on the maturity date to be January 11, 2008. Under the terms of the promissory note and as additional consideration for the initial loan, we issued a warrant to purchase up to 100,000 shares of our common stock, with an original exercise price of $0.27 per share, to expire October 3, 2009. As additional consideration for the extension of the maturity date, we agreed to a reduction in the exercise price of the warrant from $0.27 per share to $0.20 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the loan and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant (including the reduction to the exercise price) was $15,443 based on the Black Scholes pricing model and is being amortized over the term of the debt.

In November 2007, in consideration of an unsecured loan from Shirley Co. LLC, a Colorado limited liability company, we received net proceeds of $100,000 and issued a promissory note in the principal amount of $110,000 to Shirley Co. The promissory note has a maturity date of February 11, 2008, and bears interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of November 12, 2009. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant was $12,138 based on the Black Scholes pricing model and is being amortized over the term of the debt.

The following table summarizes the notes payable balances:

Original gross proceeds received in 2005	$750,000
Less: original issue discount at time of issuance of note for common stock and warrants	(521,304)
Less: beneficial conversion feature	(179,977)
Add: amortization of original issue discount and beneficial conversion feature	252,392
Balance at December 31, 2005	301,111
Add: additional draws received in the 1st Quarter 2006	350,000
Less: original issue discount at time of issuance of note with warrants	(252,014)
Less: beneficial conversion feature	(97,986)
Add: amortization of original issue discount and beneficial conversion feature	798,889
Less: principal payments	(1,100,000)
Balance at December 31, 2006	$—
Add: additional loans received in 2007	1,585,000
Less: original issue discount at time of issuance of note related to cash and warrants	(341,882)
Add: amortization of original issue discount	316,102
Less: principal payments	(1,325,000)
Balance at December 31, 2007	$234,220

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases

We currently occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, in Minneapolis, Minnesota pursuant to a lease agreement that expires May 31, 2009. Under the lease, we are required to make monthly payments of $1,261 through May 2009. Total rent expense under operating leases for the years ended December 31, 2007 and 2006, was $14,837 and $16,485, respectively.

Future minimum operating lease commitments are as follows for the years ending December 31:

2008	$15,144
2009	6,310
$21,454

NOTE 12 – LEGAL MATTERS

The Company is subject to legal proceedings in the normal course of business. The Company is currently addressing a matter relating to a termination of a consulting arrangement relating to SSC Mandarin Africa and SSC-Sino Gold of which the agent is disputing the amount of reimbursable expenses owed to them. Management believes that this proceeding will not have a material adverse effect on the financial statements.

Terminated Merger Transaction with Easyknit Enterprises

In an effort to finance our potential transactions in the PRC through access to the capital markets in Hong Kong, on April 20, 2007, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong that is listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”), and Race Merger, Inc., a Minnesota corporation and wholly owned subsidiary of Easyknit (“Merger Sub”). Pursuant to the Merger Agreement, the parties contemplated the merger of Merger Sub with and into the Company, with the Company constituting the surviving corporation to the merger and a wholly owned subsidiary of Easyknit following completion of the merger.

In the course of due diligence on the proposed merger transaction, on August 15, 2007, we filed a declaratory judgment action in the District Court in the Fourth Judicial District of the State of Minnesota against Easyknit and Race Merger seeking a declaration by the court that we were entitled to terminate the Merger Agreement pursuant to its terms based on our conclusion, determined in our sole and absolute discretion, that the merger transaction was not in the best interests of our shareholders based on our due diligence findings. We also asserted alternative grounds that there existed a material adverse change in the financial condition of Easyknit. On October 15, 2007, Easyknit filed an Answer and Counterclaim seeking a declaration by the court that it was entitled to a $30 million termination fee in the event we terminated the Merger Agreement or it terminated the Merger Agreement based on our alleged breach of contract.

On November 1, 2007, we terminated the Merger Agreement. On December 18, 2007, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Easyknit, whereby the parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses that touched upon or arose out of the parties’ Merger Agreement or which were asserted or could have been asserted in the litigation between the parties venued in the District Court in the Fourth Judicial District of the State of Minnesota.

We have recorded $1,238,619 of direct merger expenses for the year ended December 31, 2007.

NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

In January 2006, as a continuation of certain May 2005 warrant exercise agreements with two consultants, we provided the consultants a reduced exercise price (at $0.20 per share) on previously issued and outstanding warrants (originally priced from $0.40 to $5.50 per share), whereby an additional 695,450 warrants were exercised into common stock.

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

Under the provisions of the Pacific Dawn Capital loan agreement, Pacific had the right-to-purchase shares of our common stock (based on a $0.20 per share purchase price) of the principal balance. Of the available right-to-purchase option of 2,000,000 shares available, Pacific purchased 1,000,000 shares of common stock in December 2006.

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

In January 2007, we issued 300,000 shares of our unregistered common stock to Relevant Marketing, LLC, a consultant, who exercised a stock purchase warrant (issued in April 2005 with an original exercise price of $0.50 per share), subsequently re-priced to $0.15 per share. Relevant Marketing paid $15,000 in March 2007 and the remaining balance in November 2007. The president of Relevant Marketing is the step-daughter of our CEO, Stephen D. King.

In January 2007, we issued to Andrew Green, a significant shareholder of the Company, 1,250,000 shares of common stock pursuant to his exercise of stock purchase warrants with an exercise price of $0.12 per share and we received $150,000 in proceeds. In March 2007, we issued to Mr. Green (1) 3,550,000 shares of common stock pursuant to his exercise of his remaining outstanding warrants with the reduced exercise price of $0.09125 per share and we received $323,937 in proceeds and (2) 1,450,000 shares of common stock pursuant to his exercise of his right-to-purchase option at $0.20 per share and we further received $290,000 in proceeds. In June 2007, we issued to Mr. Green 1,550,000 shares of common stock pursuant to his exercise of his right-to-purchase option at $0.20 per share and we received $310,000 in proceeds.

In January 2007, we issued 500,000 shares of our unregistered common stock to Journey Resources Corporation relating to our option to earn our first undivided 25 percent interest in the Vianey Mine.

In May 2007, we issued 1,200,000 shares of our unregistered common stock to William Green, upon his exercise of a warrant at $0.12 per share. Mr. Green is our President of Asia Operations and the brother of Andrew Green.

In September 2007, we issued 100,000 shares of our unregistered common stock to a non-US vendor, who provided extended terms on payables due to him.

In October 2007, we executed an amendment to the joint venture agreement with Journey Resources Corporation relating to our option to earn the final undivided 25 percent interest in the Vianey Mine, whereby we issued 1,600,000 shares of our unregistered common stock to Journey in lieu of the $400,000 payment due under the agreement.

From September to December 2007, through a private placement of units of our unregistered securities (each unit consisting of one share of our unregistered common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 2,400,000 units at a price per unit of $0.25, resulting in gross proceeds of $600,000 less offering costs of $30,000.

In November and December 2007, through a private placement of our securities, we sold 2,193,334 shares of our common stock at $0.15 per share, resulting in gross proceeds of $329,000 less offering costs of $15,465.

In December 2007, we entered into agreements with two consultants for services in public and investor relations and issued an aggregate of 550,000 shares of our unregistered common stock with a fair value totaling $123,000.

During fiscal 2007, we issued 2,591,460 shares of our unregistered common stock pursuant to the exercise of warrants as follows:
(1)	Two lenders exercised warrants into 1,800,000 shares with exercise prices of $0.12 and $0.40 per share related to promissory notes;
(2)	An individual private placement holder exercised his Class C Redeemable Warrant into 62,500 shares at $0.50 per share;
(3)
We issued 398,960 shares to two consultants, who, pursuant to a cashless exercise clause, surrendered 251,040 of the available shares to pay for the exercise, with a range of exercise prices from $0.25 to $0.75 per share; and

(4)	Four consultants exercised warrants into an aggregate of 330,000 shares with a range of exercise prices from $0.12 to $0.30 per share.

Warrant Grants

During January and February 2006, relating to the issuance of two promissory notes, we issued five-year warrants to purchase an aggregate of 3,500,000 shares of common stock at $0.12 per share as additional consideration.

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

Effective March 31, 2006, we terminated an exclusive placement agent agreement (entered into on January 30, 2006) with the issuance of a five-year stock purchase warrant to purchase up to 250,000 shares of our common stock, with an exercise price of $0.25 per share, valued at $55,020.

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

In July 2007, we entered into a one-year consulting agreement with MHG Consultant LLC, to provide consulting services relating to the acquisition of mines, minerals rights and financing. Subject to third-party consent (as described below) we delivered into escrow to MHG two warrants, both with an exercise price of $0.01 per share, to purchase up to an aggregate of 5,100,000 shares of our common stock as follows: (i) one warrant to purchase up to 2,100,000 shares that was immediately exercisable and (ii) one warrant to purchase up to 3,000,000 shares to vest in amounts of 250,000 per month for 12 months as earned under the consulting agreement. The issuance of the warrants was subject to our receipt of consent from Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong and listed on the Hong Kong Stock Exchange (SEHK: 0616) (“Easyknit”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, dated April 20, 2007 with Easyknit. On November 1, 2007, we terminated the merger transaction, thereby removing the obligation under the warrants to MHG to obtain Easyknit consent. Accordingly, on November 1, 2007, we issued the 2,100,000 warrant and began recording the related expense of these and the monthly warrant issuances. For the period ended December 31, 2007, we recorded $588,400 relating to the release of 2,600,000 warrants under this agreement (calculated utilizing the Black-Scholes pricing model). At December 31, 2007, 2,500,000 of this warrant grant remains unvested. See Note 19 - Subsequent Events regarding a financing transaction which involved the MHG warrants yet to be issued.

During the fourth quarter of 2007, in consideration of three loans, we issued three two-year warrants (100,000 each) to purchase up to an aggregate of 300,000 shares of our common stock (100,000 at $0.27 per share and 200,000 at $0.20 per share). The value of the warrants totaled $40,305 using the Black-Scholes pricing model.

During the fourth quarter of 2007, we issued warrants to purchase up to 2,400,000 shares of our common stock through a private placement of units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share). The value of the warrants totaled $287,873 using the Black-Scholes pricing model.

During the fourth quarter of 2007, we issued warrants to two consultants to purchase an aggregate of 350,000 shares of common stock as follows: a two year warrant to purchase up to 100,000 shares at $0.30 per shares and a five-year warrant to purchase up to 250,000 at $0.25 per share all for consultant services, valued at $71,015.

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18 “Accounting For Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

Using the Black-Scholes pricing model, the following assumptions were used to value the fair value of warrants granted, for which the fair value of the services were not more reliably measurable, (i) during 2007: dividend yield of 0%, risk-free interest rate of 2.625% to 4.875%, expected life equal to the contractual life between two and ten years, and volatility of 154% to 156% and (ii) during 2006: dividend yield of 0%, risk-free interest rate of 4.25% to 4.875%, expected life equal to the contractual life between two and ten years, and volatility of 163% to 186%.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2005	40,126,998	$1.10	$0.10 - $7.15

Granted	15,288,700	0.42	0.12 – 1.00
Cancelled or expired	(4,674,887)	4.12	0.10 – 5.50
Exercised	(21,161,978)	0.24	0.12 – 0.25
Outstanding at December 31, 2006	29,578,833	$0.56	$0.12 - $7.15

Granted	8,150,000	0.10	0.01 – 0.27
Cancelled or expired	(1,156,095)	1.14	0.25 – 1.25
Exercised	(9,142,500)	0.16	0.09125 – 0.75
Outstanding at December 31, 2007	27,430,238	$0.53	$0.01 - $7.15

Warrants exercisable at December 31, 2007	24,930,238	$0.58	$0.01 - $7.15

Option Grants

The Company has six stock option plans: the 1993 and 1999 Stock Option Plans, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, the Company has two non-plans, titled “Non-Plan Stock Options” which are outside of the six plans listed above. As of December 31, 2007, an aggregate of 17,250,000 shares of our common stock may be granted under these eight plans as determined by the board of directors.

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

During the year ended December 31, 2006, we granted our President, Dr. Clyde Smith an option to purchase up to 1,500,000 shares of common stock (the “Standard Options”) and an option to purchase up to 500,000 shares of common stock (the “Incentive Based Stock Options”), each an exercise price of $0.31 per share (the closing sale price of our common stock as reported on the OTCBB on the day of grant). The Standard Options vest as follows: 300,000 vested immediately and 300,000 vest each anniversary thereafter (September 15, 2007, 2008, 2009 and 2010). The Incentive Based Stock Options vest at 100,000 shares on each anniversary (September 15, 2007, 2008, 2009, 2010 and 2011).

On February 19, 2007, we entered into an employment agreement with William Green as President of Asia Operations and issued Mr. Green a ten-year option to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.43 per share, the fair market value of the Company's common stock on the date of grant. The option vests in three installments as follows: (i) 1,000,000 shares vested in February 2007; (ii) with respect to an additional 500,000 shares on (A) the earliest of the first anniversary of the effective date or (B) the achievement of a milestone, as determined by the board of directors or (C) the termination of Mr. Green’s employment; and (iii) with respect to the remaining 1,000,000 shares on the earlier of (a) the time the Company achieves certain performance criteria to be established by its board of directors or (b) the third anniversary of the option grant. Mr. Green is a sibling of Andrew Green, a significant shareholder of the Company.

On March 9, 2007, we issued a ten-year option to Stephen D. King to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $1.02 per share, the fair market value of the Company’s common stock on the date of grant, in consideration for his services as Chief Executive Officer. The option vests in six equal annual installments commencing on the first anniversary of the grant date. The option shall be accelerated upon the completion of a material acquisition of mining related assets by the Company, at the sole discretion of the board of directors of the Company. In the event the Company attempts to obtain listing of its common stock on a stock exchange and such stock exchange, as a condition to listing, requires that the Company reduce the number of shares issued to Mr. King pursuant to the option, the Company shall be entitled to reduce the number of unvested shares available to Mr. King as necessary to obtain listing on that exchange.

On September 21, 2007, we granted a stock option Joe Mancuso in consideration of his agreement to serve on our board of directors. Mr. Mancuso received a ten-year option to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.30 per share (the closing price of our common stock on September 21, 2007). The option vests in equal bi-annual installments of 250,000 shares each over four years, with the first installment vesting March 24, 2008.

On December 1, 2007, we entered into an agreement with a consultant for services in public and investor relations and granted a ten-year option to purchase up to 100,000 shares of our common stock at an exercise price of $0.30 per share (the closing price of our common stock on the grant date) all which vested immediately.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation.

In determining the compensation cost of the options granted during fiscal 2007 and 2006, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2007	2006
Weighted average fair value of options granted	$0.63	$0.27
Risk-free interest rate	4.6% - 4.9%	4.5% - 5.0%
Expected volatility factor	154% - 160%	164% - 172%
Expected dividend	—	—
Expected option term	10 years	10 years

We recorded $1,159,951 related to employee stock compensation expense for the year ended December 31, 2007, relating to share options granted in 2007 and 2006. This expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and a portion of the options were incentive stock options. The compensation expense had a $0.01 per share impact on the loss per share for the year ended December 31, 2007. As of December 31, 2007, $4,012,625 of total unrecognized compensation expense is expected to be recognized over a period of approximately six years.

For the year ended December 31, 2006, we recorded $122,873 related to employee stock compensation expense, which is included in general and administrative expense. There was no tax benefit from recording this non-cash expense and had no impact on the loss per share for the year ended December 31, 2006.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2005	6,132,000	$0.88

Granted	3,000,000	0.27
Canceled or expired	(1,420,000)	0.61
Exercised	(1,200,000)	0.18
Options outstanding - December 31, 2006	6,512,000	0.56

Granted	7,600,000	0.63
Canceled or expired	(452,500)	0.37
Exercised	—	—
Options outstanding - December 31, 2007	13,659,500	$0.53

Options exercisable - December 31, 2007	5,859,500	$0.43

Weighted average fair value of options granted during the year ended December 31, 2007		$0.63
Weighted average fair value of options granted during the year ended December 31, 2006		$0.27

The following tables summarize information about stock options outstanding at December 31, 2007:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	4,025,000	8.6 years	$0.26	$56,000
$0.31 to $0.43	4,850,000	7.7 years	$0.38	$—
$0.56 to $1.02	4,706,000	6.8 years	$0.87	$—
$2.75 to $4.25	78,500	0.7 years	$3.13	$—
$0.15 to $4.25	13,659,500	7.4 years	$0.53	$56,000

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	2,025,000	7.8 years	$0.22	$56,000
$0.31 to $0.43	2,050,000	7.4 years	$0.38	$—
$0.56 to $1.02	1,706,000	4.3 years	$0.60	$—
$2.75 to $4.25	78,500	0.7 years	$3.13	$—
$0.15 to $4.25	5,859,500	6.0 years	$0.43	$56,000

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2007. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $212,000. No options were exercised during 2007.

Common Stock Shares held in Reserve Pursuant to Right-to-Purchase Options

In September 2005, we issued Pacific Dawn Capital, LLC a six-month secured convertible promissory note. In April 2006, we entered into an amendment extending the maturity of the note for an additional 30 days and gave Pacific Dawn an option, at any time on or prior to August 31, 2006, to purchase a number of shares of our common stock, at a price per share of $0.20, equal to, but not greater than, the final principal and interest balance of its note divided by the $0.20 per share price. We reserved 2 million shares in order to satisfy Pacific Dawn’s right-to-purchase. In August 2006, we entered into a standby joint venture financing agreement with Pacific Dawn and as partial consideration, we extended the term of its right-to-purchase from August 31, 2006 to March 31, 2007. Pacific Dawn partially exercised its option in December 2006 and purchased 1 million shares at $0.20 per share and in consideration of that exercise, we agreed to extend its remaining right-to-purchase from March 31, 2007 to December 31, 2007, and subsequently to December 31, 2008.

On June 19, 2007, we entered into an amendment in connection with the Convertible Notes Purchase Agreement with China Gold, LLC, dated April 10, 2007, whereby China Gold provided us an opportunity to prepay our obligations under the four notes issued and we provided China Gold the right-to-purchase our common stock at equivalent terms to its rights to convert the notes issued under the Purchase Agreement, stated at $1.00 per share conversion rate. On October 31, 2007, we entered into a letter agreement with China Gold whereby the maturity date on each of the notes was extended to February 29, 2008 and as additional consideration, we agreed to reduce the conversion price applicable to the notes from $1.00 to $0.50 per share and to reduce the right-to-purchase price from $1.00 to $0.50 per share. The letter agreement further gives the Company an option to obtain an extension of the notes to May 31, 2008 in consideration for a further reduction in the conversion price from $0.50 to $0.25 per share. As of July 9, 2007, we had issued an aggregate of $9.8 million of notes under the Purchase Agreement and thereby have reserved 9.8 million shares available for purchase at $0.50 per share.

Therefore, as of December 31, 2007, we have reserved 10,980,000 shares of our common stock under these right-to-purchase options.

NOTE 14 – STOCK SUBSCRIPTIONS RECEIVABLE

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

NOTE 15 – COMPREHENSIVE LOSS

Comprehensive loss was the unrealized loss on the investment in marketable securities (the 225,000 shares of MacDonald common stock previously held). We reported an unrealized loss, at December 31, 2006, of $2,818 in our Condensed Consolidated Balance Sheets.

During September 2007, we sold all of the shares of MacDonald we held, by utilizing the efforts of a U.S. registered broker/dealer in open market sales. Our original basis in the aggregate 225,000 shares was approximately $24,059. The sale of these marketable securities generated a realized gain of $65,580, which has been recorded within the other income/expense line items for the year ended December 31, 2007. Therefore, we no longer have any comprehensive losses related to these marketable securities.

NOTE 16 - RELATED PARTY TRANSACTIONS

Hawk Uranium Inc. (f/k/a Hawk Precious Minerals Inc.)

On May 15, 2006, we entered into a management services agreement with Hawk, a company in which our Chairman, H. Vance White, is also an officer and director of, whereby Hawk provided certain management and administrative services to the Company. The term of the agreement was until December 31, 2006 and required a US $50,000 payment.

On June 29, 2006, we executed a Memorandum of Agreement between the Company and Hawk (the “Hawk Memorandum”). Under the terms of the Hawk Memorandum, we acquired a 50 percent interest in MacNugget Claims located in northern Ontario, held entirely by Hawk by issuing Hawk 40,000 shares of our common stock, valued at US$12,800. Then on November 30, 2006, both parties executed a second agreement in which we both sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd., whereby MacDonald became a 51 percent owner in the MacNugget Claims and the operator of the project and Hawk and the Company retained a 24.5% interest in the MacNugget Claims. On October 1, 2007, we sold our 24.5% interest in the MacNugget Claims to both Hawk and MacDonald for an aggregate sale price of $50,000 Canadian (US$48,560). Other than the common stock issued to Hawk in June 2006, we have not incurred any other expenses related to this project.

In August 2007, we entered into a new management services agreement with Hawk, which requires a US$100,000 payment, which has been accrued but not paid as of December 31, 2007. The Hawk agreement expired on December 31, 2007.

On September 19, 2007, we sold all of our rights and claims in the Holdsworth Project to Hawk for $50,000 Canadian (US$47,260). We acquired the Holdsworth Project from Hawk in June 2003. The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. We’ve retained a one percent gross gold royalty for any gold extracted from the limited surface depth and Hawk retains the right to purchase one half of the royalty from us for $500,000 Canadian. We have estimated that the value of the one percent royalty is immaterial and therefore have not recorded the possibility of a future gain.

Stephen D. King

On January 27, 2005, the Board authorized a consulting agreement with Stephen D. King, at the time a director, and who currently serves as our Chief Executive Officer and as a director. The agreement was for consulting services to provide strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, as well as other consulting services. Under this agreement, we paid Mr. King $80,000 in fiscal 2006. Upon acceptance of Mr. King’s employment as the Company’s President in March 2006, the agreement was terminated.

In fiscal year 2005, pursuant to certain secured convertible promissory notes with Pacific Dawn Capital, LLC and Andrew Green, Mr. King, who only served as a board member at that time, provided a personal guaranty for the repayment of these notes. In exchange for agreeing to personally guaranty our obligations under the Pacific Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share and in exchange for agreeing to personally guaranty our obligations under the Green Note, we issued Mr. King a two-year warrant to purchase 1,000,000 shares of our common stock at a price of $0.15 per share. The fair value of these warrants was valued at $70,913. Mr. King subsequently assigned both of the warrants to his spouse. The warrants had expiration dates of October 13 and November 4, 2007. In October 2007, the Company’s board of directors authorized an extension of the expiration dates, granting a one-year extension and the Company recorded a non-cash expense of $139,054 relating to the extension.

Corporate Resource Management, Inc.

The Company entered into a consulting agreement with Corporate Resource Management, Inc., a Minnesota corporation (“CRM”), effective May 15, 2006. CRM is an entity wholly owned by Deb King, the spouse of Stephen D. King (at which time he was our president and board member). CRM provides the Company with investment banking services relating to the purchase and sale of mining related assets. The terms of the agreement include the following: (i) a two-year initial term with the right to terminate with a 30-day written notice, subject to a $75,000 termination fee payable to CRM if terminated by the Company without cause, (ii) a fee of $10,000 per month, plus reimbursement of normal out-of-pocket expenses, and (iii) commissions of up to two percent of the value of the transaction upon successful closings of any asset transactions during the term of the agreement and for a period of one year following termination. For the years ended December 31, 2007 and 2006, we paid $120,000 and $75,000, respectively, pursuant to the terms of the consulting agreement.

Relevant Marketing LLC, dba Lighthouse Communications

The Company utilizes the services of Lighthouse Communications as its primary investor and public relations management consultant. The President of Relative Marketing is the step-daughter of our CEO, Stephen D. King. For the years ended December 31, 2007 and 2006, we paid $120,650 and $0, respectively for services provided.

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

On April 13, 2007, we entered into a new six-month consulting agreement with Boston Financial Partners, Inc., as a non-exclusive consultant, to provide assistance to the Company in various matters pertaining to corporate growth, strategic planning, public relations and marketing services. As consideration for the services, we agreed to pay a fee of $100,000. As of December 31, 2007, we have paid $36,400 towards this fee and the remaining $63,600 is in other accrued expenses.

In May 2007, the Company’s board of directors authorized an extension of the expiration dates on two warrants held by Boston Financial Partners, granting a 30-day extension. The warrants are: (1) to purchase 500,000 shares at $1.00 per share expiring on May 25, 2007 and (2) to purchase 880,000 shares at $1.00 per share expiring on May 25, 2007, both obtained in 2001. Then in June 2007, the board further authorized a six month extension, until December 31, 2007. Furthermore, on December 28, 2007, the board further authorized a one-year extension, until December 31, 2008. The Company recorded a non-cash expense of $815,758 relating to these extensions.

In October 2007, the Company’s board of directors authorized an extension of the expiration dates on two other warrants held by Boston Financial Partners, granting a one-year extension. The warrants are: (1) to purchase 442,000 shares at $0.50 per share expiring on October 14, 2007 and (2) to purchase 96,000 shares at $0.50 per share expiring on October 24, 2007, both obtained as part of the Company’s 2003 private placement. No non-cash compensation charge was recorded due to the Company providing this modification as an incentive to raise capital and not for any services in return.

Norman D. Lowenthal

Mr. Lowenthal was the Chairman of SSC Mandarin Financial Services Ltd for the period 2001 to 2007 and continues to serve as a director of SSC-Sino Gold Consulting Co Ltd, which is an advisor to the Government operated association of China gold mines via the China Gold Bureau, and SSC Mandarin Africa (Proprietary) Limited. We have entered into transactions with SSC Mandarin Financial Services, SSC-Sino Gold Consulting, SSC Mandarin  Africa and SSC Mandarin Group Limited, which is affiliated with all three entities, during 2007.

NOTE 17 - INCOME TAXES

The Company estimates that at December 31, 2007 it had cumulative net operating loss (“NOL”) carryforwards for tax purposes of approximately $14,670,000 for both federal and state purposes. These carryforwards, if not used, will begin to expire in 2023. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 2006, the Company had a change of ownership as defined under IRC Section 382. Although the Company has not performed a formal Section 382 study, it appears that the NOL-carryforward from 2006 would be limited to approximately $740,000 per year. Due to the number of additional shares issued in 2007, it appears that the Company may have another Section 382 limitation in 2008. Future ownership changes could significantly further limit the use of the NOL. In addition, a number of the Company's deferred tax assets will likely be considered capital assets and therefore, if the transactions result in a loss, they would create a capital loss. Capital losses have a five year carryforward and can only be offset by capital gains. There can be no assurance of future capital gain income to offset any potential capital losses.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$6,014,000	$3,719,000
Exploration rights	3,198,000	2,959,000
Expenses related to warrants and options	1,736,000	1,900,000
Accrued liabilities and other	413,000	—
Total deferred tax asset	11,361,000	8,578,000
Valuation allowance	(11,361,000)	(8,578,000)
	$—	$—

The income tax provision consists of the following for the years ended December 31:

	2007	2006
Current tax provision	$—	$—
Deferred tax provision	(2,783,000)	(3,205,000)
Valuation allowance	2,783,000	3,205,000
Total income tax provision	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2007	2006
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	17.0%	5.0%
Valuation allowance	24.0%	36.0%
Effective tax rate	—	—

At December 31, 2007, the Company fully reserved its net deferred tax assets totaling $11,361,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

NOTE 18 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			May 1, 2003
			(inception)
	December 31,		to Dec. 31,
	2007	2006	2007
Supplemental cash flow information:
Cash paid for interest	$15,008	$3,353	$76,056
Issuance of common stock for accounts payable	$—	$39,000	$39,000
Issuance of common stock, warrants and options for prepaid consulting fees	$854,497	$2,327,876	$4,701,578

NOTE 19 - SUBSEQUENT EVENTS

During the first three months of 2008, we sold 5,733,133 shares of our unregistered common stock in a private placement at $0.15 per share, resulting in gross proceeds of $860,000 less offering costs of $612.

Amendment to Bates-Hunter Purchase Agreement, January 28, 2008

On September 20, 2006, we entered into an asset purchase agreement by and between the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp., and Hunter Gold Mining Inc. (as amended on October 31, 2006, March 1, 2007 and May 31, 2007). On January 28, 2008, the parties to the asset purchase agreement entered into a fourth amendment relating to the modification or amendment of certain terms, including without limitation: (i) the incorporation of an acknowledgement of the parties that the Company has incurred to date approximately $2,500,000 in due diligence costs; (ii) an amendment to change the closing date of the asset purchase agreement from March 31, 2008 to June 30, 2008 (and to change the date upon which either party may terminate the agreement in the event a closing has not occurred as of such date to June 30, 2008); and (iii) an amendment to the purchase price so that a required cash payment of the Company of $250,000 Canadian Dollars could be deferred and included in a promissory note to be issued at closing. Pursuant to the fourth amendment, all payments of principal and interest under such note can be deferred until the earlier of production on the property or January 2010.

At December 31, 2007, Kenneth Swaisland, an individual who previously assigned us certain rights relating to the Bates-Hunter property, held the right to receive a warrant to purchase up to 1 million shares of our common stock, at an exercise price equal to the average prior 30-day sale price of our common stock, should we close on the purchase of the Bates-Hunter. In January 2008, we entered into an agreement with Mr. Swaisland that allowed Mr. Swaisland the right-to-purchase 125,000 shares of our unregistered common stock at $0.20 per share and (ii) the issuance of a new three-year warrant to purchase up to 875,000 shares of our common stock at $0.20 per share upon the return of the 1 million share warrant. In February 2008, Mr. Swaisland purchased the shares for $25,000 and we finalized the agreement by issuing the new warrant with a fixed price of $0.20 per share.

Execution of Senior Secured Convertible Promissory Note

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Note”). We received net proceeds of $1,000,000. The Note has a maturity date of February 11, 2009. The Note is convertible at the option of the holder at any time into shares of our common stock at an initial conversion price of $0.18 per share. The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price. The Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing March 31, 2008, with the principal balance of the Note, together with any accrued and unpaid interest thereon, due and payable on the maturity date. At any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), Platinum shall have the option to (i) require us to prepay in cash all or any portion of the Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest or (ii) demand that all or a portion of the Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand. Subject to certain conditions, if, between August 11, 2008 and February 11, 2009, our common stock exceeds $0.50 per share for a period of 20 consecutive trading days, we will be entitled to require the holder of the Note to convert the outstanding balance of the Note at the applicable conversion price.

Our obligations under the Note are secured by a first priority security interest in all of our assets with the exception of our equity interests and assets held in CGMR and Wits-China Acquisition Corp., a Minnesota corporation and a wholly owned corporation of ours, to the extent such entities or assets are located in or relate to China and are subject to a lien in favor of China Gold LLC. Platinum’s security interest includes our equity interest in Gregory Gold Producers, Inc., a Colorado corporation and a wholly owned corporation of ours and Kwagga Gold (Barbados) Limited (the FSC Project). We also delivered to Platinum a guaranty of Gregory Gold Producers.

Pursuant to the Platinum Agreement, we also issued Platinum a five-year warrant to purchase up to 2.5 million shares of our common stock at an exercise price of $0.35 per share (the “Warrant”). The Warrant provides for cashless exercise at any time after August 11, 2008, and further provides for a weighted-average anti-dilution adjustment to the exercise price in the event we issue equity or equity-linked securities at a price below the then-applicable exercise price.

As additional consideration pursuant to the terms of the Platinum Agreement, we agreed to accelerate the vesting of a previously issued warrant (from MHG Consultant LLC) to purchase up to 3,000,000 shares of our common stock that was transferred to Platinum at closing, such that all shares underlying such warrant are immediately exercisable. We provided Platinum piggy-back registration rights relating to the shares of common stock issuable upon conversion of the Note and exercise of the Warrant. The Platinum Agreement and other transaction documents contain standard representations, warranties, and covenants of the parties.