Form 10-Q
period 2008-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2008-05-15
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 12, 2008, there were 121,860,866 shares of the registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks. We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in the section following Item 1 entitled “Risk Factors” in Part I of our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Schedule 14A.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash	$421,996	$130,481
Prepaid expenses	211,938	91,030
Total current assets	633,934	221,511

Property and equipment, net	69,079	73,206
Advance payments on equity investments	7,000,000	7,000,000
Debt issuance costs, net	56,754	16,415
Total Assets	$7,759,767	$7,311,132

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible notes payable, net of original issue discount	$10,442,810	$9,843,283
Short-term notes payable, net of original issue discount	10,000	234,220
Accounts payable	128,207	229,292
Accrued interest	730,230	514,286
Other accrued expenses	937,958	793,782
Total current liabilities	12,249,205	11,614,863

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.01 par value, 300,000,000 shares authorized: 120,460,866 and 113,982,533 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,204,609	1,139,825
Additional paid-in capital	53,113,187	51,147,313
Warrants outstanding	6,166,104	5,710,383
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(42,040,878)	(39,368,792)
Total shareholders’ deficit	(4,489,438)	(4,303,731)
Total Liabilities and Shareholders’ Deficit	$7,759,767	$7,311,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		May 1, 2003 (inception) to March 31,
	2008	2007	2008
Revenues	$—	$—	$—
Operating expenses:
General and administrative	1,228,862	1,053,952	20,062,866
Exploration expenses	565,034	723,618	10,930,775
Depreciation and amortization	4,127	3,669	480,441
Merger transaction costs	—	248,317	1,238,619
Stock issued as penalty	—	—	2,152,128
Loss on impairment of Kwagga Gold	—	—	2,100,000
Loss (gain) on sale of mining properties	—	—	571,758
Loss on disposal of assets	—	—	1,633
Total operating expenses	1,798,023	2,029,556	37,538,220
Loss from operations	(1,798,023)	(2,029,556)	(37,538,220)

Other income (expense):
Other income (expense), net	217	2,716	103,681
Interest expense	(874,280)	(215,896)	(4,871,413)
Total other expense	(874,063)	(213,180)	(4,767,732)
Loss from operations before income tax benefit and discontinued operations	(2,672,086)	(2,242,736)	(42,305,952)
Benefit from income taxes	—	—	243,920
Loss from continuing operations	(2,672,086)	(2,242,736)	(42,062,032)

Discontinued operations:
Gain from discontinued operations	—	—	21,154
Net loss	$(2,672,086)	$(2,242,736)	$(42,040,878)

Basic and diluted net loss per common share:
Continuing operations	$(0.02)	$(0.02)	$(0.65)
Discontinued operations	—	—	—
Net loss	$(0.02)	$(0.02)	$(0.65)

Basic and diluted weighted average common shares outstanding	118,197,222	97,356,038	64,928,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,		May 1, 2003 (inception) to March 31,
	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(2,672,086)	$(2,242,736)	$(42,040,878)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	4,127	3,669	480,441
Loss (gain) on disposal of miscellaneous assets	—	—	(63,947)
Loss on sale of mining projects	—	—	571,758
Issuance of common stock and warrants for exploration rights	185,282	160,000	5,885,372
Amortization of debt issuance costs	17,023	9,140	192,361
Amortization of original issue discount and beneficial conversion feature	625,307	202,844	2,822,197
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	36,588	19,877	5,545,257
Compensation expense related to stock options	246,957	515,341	1,529,781
Issuance of common stock and warrants for services	151,797	—	2,253,737
Loss on impairment of Kwagga Gold	—	—	2,100,000
Interest expense related to issuance of common stock & warrants	—	—	1,173,420
Issuance of common stock as penalty from private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	10,212	18,017
Prepaid expenses	(106,896)	(213,183)	(360,958)
Accounts payable	(101,085)	(2,400)	57,926
Accrued expenses	360,120	131,881	1,447,601
Net cash used in operating activities	(1,252,866)	(1,405,355)	(15,982,441)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(9,169)	(115,523)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Advance payments on equity investments	—	(500,000)	(7,000,000)
Net cash used in investing activities	—	(509,169)	(9,049,340)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(250,000)	(700,000)	(3,009,645)
Cash proceeds from issuance of common stock, net of offering costs	831,743	370,000	7,240,550
Cash proceeds from exercise of stock options	—	30,000	199,900
Cash proceeds from exercise of warrants	—	1,806,138	6,526,047
Cash proceeds from short-term debt	1,020,000	700,000	13,399,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(57,362)	(9,140)	(249,115)
Net cash provided by financing activities	1,544,381	2,196,998	24,756,737

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	291,515	282,474	(275,044)
CASH AND CASH EQUIVALENTS, beginning of period	130,481	85,910	697,040
CASH AND CASH EQUIVALENTS, end of period	$421,996	$368,384	$421,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of March 31, 2008, we hold interests in mineral exploration projects in South Africa (FSC), Colorado (Bates-Hunter Mine) and Mexico (Vianey). The following is a summary of our projects:

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. The last completed drillhole on the FSC Project occurred in 2005. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. On March 3, 2008, we entered into a letter of intent with Communications DVR Inc. (“DVR”), a capital pool company listed on the TSX Venture Exchange (TSXV: DVR.P), whereby it is anticipated that DVR will acquire the aforementioned 65 percent of Kwagga Barbados in exchange for 22 million common shares of DVR. Currently, no exploration activities are being conducted at the FSC Project.

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

Additionally, we have made $7,000,000 in advance payments on two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (i) a nickel mining operation, the Xing Wang Mine and (ii) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd. (which includes Maanshan Zhaoyuan Mining Co. Ltd., Xiaonanshan Mining Co., Ltd.) and Changjiang Mining Company Limited. Further due diligence is required before we can proceed with further negotiations on either of these PRC projects. See Note 7 - Advanced Payments on Equity Investments for further information about these advance payments.

In January 2008, we entered into a revised letter agreement establishing a purchase price and payment schedule relating to the Nanjing Sudan Mining Co, whereby the purchase price was set at 620,000,000 China Yuan Renminbi (CNY or RMB) (approximately $89 million US as of May 1, 2008). In March 2008, we entered into another letter agreement further amending the terms to include a production incentive whereby we would be required to issue a substantial number of our unregistered shares of common stock to the sellers upon the achievement of certain performance criteria relating to the delivery of iron ore within certain stated time frames.

As of March 31, 2008, we do not directly own any mining permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed April 4, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year as a whole.

NOTE 3 – NET LOSS PER COMMON SHARE

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

As of March 31, 2008, we have (i) 13,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 29,485,238 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 49,327,901 shares of common stock issuable under outstanding convertible debt agreements. These 92,456,639 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented. Additionally, we have reserved approximately 54 million shares that could be issued upon satisfactory performance from various consultants (for services to be performed after March 31, 2008) and the potential consummation of various mining project acquisitions, subject to the satisfaction of certain conditions under the respective agreements.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2008, we incurred losses from continuing operations of $2,672,086. At March 31, 2008, we had an accumulated deficit of $64,973,338 and a working capital deficit of $11,615,271. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this 10-Q Report, we do not claim to have any mineral reserves on our properties.

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

During the three months ended March 31, 2008, we entered into a consulting agreement with an unaffiliated third party consultant and issued 220,000 shares of un-registered common stock, with an aggregate value of $50,600 based on the closing sale price of our common stock on the issuance date, which will be fully amortized by June 2008.

Included in the other prepaid expenses are two bonds (held in the form of a certificate of deposit), in the amount of $10,000 each, required by the State of Colorado for exploration activities, which earn nominal interest. The two bonds should not have to be expensed unless an event requires us to release them to the State. Components of prepaid expenses are as follows:

	March 31,	December 31,
	2008	2007
Prepaid consulting fees	$49,755	$35,743
Other prepaid expenses	162,183	55,287
	$211,938	$91,030

NOTE 6 – PROPERTY AND EQUIPMENT

Related to our on-going exploration efforts at the Bates-Hunter Mine in Colorado, we have made certain purchases of equipment necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method over the estimated useful life, presently ranging from five to seven years. Components of our depreciable assets are as follows:

	March 31,	December 31,
	2008	2007
Equipment purchases	$115,522	$115,522
Less accumulated depreciation	(46,443)	(42,316)
	$69,079	$73,206

NOTE 7 – ADVANCE PAYMENTS ON EQUITY INVESTMENTS

Background

From January through June 2007, we made loans in the aggregate amount of approximately $7.8 million to SSC Mandarin Group Limited, a British Virgin Islands corporation with a principal place of business in Hong Kong (“SSC Mandarin Group”), which were used by SSC Mandarin Group to acquire interests in certain mining properties (described below) located in the People’s Republic of China (the “PRC”) through SSC Mandarin Group’s wholly owned subsidiary, China Global Mining Resources Limited, a British Virgin Islands corporation (“CGMR”). The loans to CGMR were made out of the proceeds from the China Gold, LLC convertible promissory notes (see Note 9). In partial consideration for the loans, we received two promissory notes of CGMR in the amounts of $2 and $5 million. On August 1, 2007, we acquired CGMR from SSC Mandarin Group for a nominal purchase price of $10,000 Hong Kong (US$1,317) and thus reclassified the $7 million in promissory notes received from CGMR as “Advance payments on equity investments” in our financial statements to reflect the status of CGMR as our wholly owned subsidiary. CGMR’s obligations under the notes were secured by its rights to acquire interests in a nickel and the iron ore mining properties described below.

Of the $7.8 million in loans to SSC Mandarin Group, we expensed approximately $800,000 during 2007 due to our inability to consummate certain acquisitions entered into with SSC Mandarin Group.

Nickel – Shanxi Hua Ze Nickel Smelting Co.

CGMR is a party to that certain Joint Venture Agreement with Shanxi Hua Ze Nickel Smelting Co. (“Shanxi Hua Ze”) dated April 14, 2007, as supplemented on June 6, 2007, pursuant to which the parties contemplate a joint venture relating to the Xing Wang Mine, a nickel mine located in the Qinghai province of the PRC. Pursuant to the agreement, CGMR would receive a 25% interest in the joint venture in consideration of its contribution of approximately 425 million RMB (approximately $61 million US as of May 1, 2008) to the joint venture, such contribution to be used for the development and improvement of the mining property and production facility, the repayment of loans and settlement of other outstanding payables and other purposes. Shanxi Hua Ze would receive 75% of the joint venture in consideration of its contribution of the mine and related assets. Upon the acquisition by the joint venture of additional land with an additional 200,000 tonnes of nickel, CGMR would be required to contribute an additional 155 million RMB (approximately $22 million US as of May 1, 2008). In consideration of this additional contribution, CGMR would receive an additional 15% of the equity interest in the joint venture, resulting in a holding of 40% of the joint venture at such time. CGMR further has the right to acquire an additional 40% interest in the joint venture from Shanxi Hua Ze if it contributes an additional 580 million RMB (approximately $83 million US as of May 1, 2008) on or before June 15, 2008. To date, the parties have been unable to meet the agreed upon timetables for contributions due from us because of the inability to obtain the necessary permits for the joint venture. We are currently exploring our options with respect to this project.

As a condition to the Joint Venture Agreement, CGMR also entered into a Supply Contract with Shanxi Hua Ze to purchase 40 tonnes of electrolytic nickel (greater than 99% grade) for $2 million US, which payment also served as a prepayment of the initial contribution outlined in the Joint Venture Agreement. CGMR’s obligations under the Joint Venture Agreement are subject to the receipt of certain government approvals. The nickel to be acquired under the Supply Contract has been prepaid, and accordingly CGMR is entitled to receive the 40 tonnes of nickel pursuant to the terms of any future purchase orders relating to such nickel. CGMR’s rights under the Supply Contract serve as security for the loan to CGMR in the amount of $2 million. Based on market prices for nickel, we believe that the 40 metric tons of nickel is worth approximately $1.1 million US as of May 1, 2008. In the event the transaction is not completed, there can be no assurance, however, that CGMR will be able to recover the $2 million US advance on a timely basis, or at all.

Iron Ore – Nanjing Sudan Mining Co., Ltd.

CGMR is a party to that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (the “Nanjing Heads of Agreement”) with Maanshan Zhaoyuan Mining Co., Ltd., Xiaonanshan Mining Co., Ltd., and two individual PRC sellers (all four collectively, the “Sellers”), pursuant to which CGMR holds a right to acquire 100% of Nanjing Sudan Mining Co., Ltd. (the processing plant), two iron ore mining properties (Maanshan Zhaoyuan Mining Co. and Xiaonanshan Mining Co.) and related assets for a purchase price of $66 million US (or the RMB equivalent), to be paid in cash or in shares of stock of a listed company, as agreed by the parties. Of this amount, CGMR has paid an aggregate of $5 million US (approximately $40 million Hong Kong) in the form of two deposits to be credited against the purchase price.

The Nanjing Heads of Agreement called for the completion of definitive documents and the receipt of necessary government approvals before May 30, 2007, but the parties continued to work under a verbal agreement to extend the applicable timetable (mainly due to a difficulty in obtaining the necessary permits), until January 25, 2008, when Wits Basin, CGMR and the Sellers entered into a letter agreement establishing a payment schedule and a revised purchase price relating to Nanjing Heads of Agreement. The letter agreement sets the purchase price at 620,000,000 RMB (approximately $89 million US as of May 1, 2008), and requires that CGMR pay the purchase price in accordance with the following schedule: (1) 25% within 30 days following the verification that a permit has been obtained with respect to Xiaonanshan Mining Company; (2) 50% within 30 days of verification of a permit for additional reserves contiguous to the Xiaonanshan mine; and (3) 25% within 30 days following the verification of a permit for Maanshan Zhaoyuan Mining Co. The increase in purchase price from the Nanjing Heads of Agreement is due primarily to an increase of the assets applicable to the acquisition and a change in the exchange rate applicable to the U.S. Dollar and RMB.

On March 14, 2008, the parties executed two additional agreements. One of the agreements further amended the terms of Nanjing Heads of Agreement to establish that the first closing date for the acquisition, at which time our obligation to pay the first 25% of the purchase price (155,000,000 RMB) would arise, was to be on or around April 20, 2008. This closing date has subsequently been extended by the parties to no later than July 31, 2008. At the time of the first closing, we will acquire from the Sellers the Nanjing Sudan processing plant, the Xiaonanshan Mine and permits relating to at least 3.1 million metric tons of ore. Additionally, we agreed to issue Mr. Lu Ben Zhao, one of the Sellers, a substantial number of unregistered shares of our common stock in the event he can achieve certain production goals relating to the delivery of iron ore concentrate. We intend to enter into a management services contract with Mr. Lu relating to the operation of the mine at the first closing. In the second agreement, the parties amended the agreement to reflect additional assets to be included in the transaction. The parties agreed to identify and value the assets to be transferred to us through a third party appraiser, and that the purchase price for the acquisition was further subject to adjustment based on the valuation of the assets to be received by us at closing. The parties further agreed to consider a 10% payment in the event of a breach of the agreement.

The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion by and satisfaction of due diligence by CGMR, and satisfaction of certain indicated iron ore reserve requirements, among other conditions, none of which has been fulfilled as of March 31, 2008. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers.

We have engaged an investment bank and are in negotiations with third-party financiers to assist us in proceeding with this transaction. In the event the transaction is not completed, there can be no assurance that CGMR will be able to recover the $5 million US of advances on a timely basis, or at all.

Iron Ore – Yun County Changjiang Mining Company Ltd.

CGMR is also party to that certain Equity Transfer Heads of Agreement (“Changjiang Heads of Agreement”) dated May 4, 2007 with three individual sellers, whereby CGMR holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million US. The purchase price is to be paid with no more than $15 million US and the remainder in shares of stock of a listed company. Two of the sellers, holding an aggregate of 90% of the interest in Changjiang, are parties to the Nanjing Heads of Agreement. Under the Changjiang Heads of Agreement, CGMR is required to arrange for a loan to Changjiang in the amount of $10 million US, such loan to be secured by the capital stock of Changjiang. Additionally, in the event CGMR and Changjiang enter into an exclusive supply agreement relating to the purchase by CGMR of iron ore from Changjiang, CGMR will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties, but not to exceed 1.2 billion RMB. The consummation of the transaction is subject to the completion of definitive agreements, receipt of various governmental approvals, the completion by and satisfaction of due diligence by CGMR, and satisfaction of certain indicated iron ore reserve requirements, among other conditions. Additionally, in the event the transaction is consummated, CGMR will be required to enter into an eight-year management services contract with one of the sellers. As of March 31, 2008, no funds have been advanced for this project. The financial resources that will be required to complete this transaction are substantial, and greater than we can currently support. Accordingly, we are seeking an industry partner to assist us in completing this transaction.

Summary

As of March 31, 2008, we hold only the right or option to acquire these PRC properties. Since we do not hold title to any of these, we have recorded these as advanced payments until such time as we complete a transaction. In the event we determine that such a transaction will not occur, we will seek to collect our advance payment or consider available alternatives. Our plan to fund the PRC projects is based on debt, with such debt retirement to be paid out of cash flows of the specific project.

NOTE 8 – DEBT ISSUANCE COSTS

We’ve paid debt issuance costs with respect to legal services relating to promissory notes issued. The following table summarizes the activity of those debt issuance costs:

	Three Months	Year Ended
	Ended March 31,	December 31,
	2008	2007
Debt issuance costs, net, beginning of period	$16,415	$—
Add: additional debt issuance costs	57,362	52,895
Less: amortization of debt issuance costs	(17,023)	(36,480)
Debt issuance costs, net, end of period	$56,754	$16,415

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

In the event the Company and/or any of our majority-owned subsidiaries receive, at a time when any Notes remain outstanding, cumulative financing in the form of cash or immediately available funds from one or more third parties in the aggregate amount of at least $50,000,000 from and after June 19, 2007, (a “Substantial Financing”), the outstanding Notes issued under the Purchase Agreement shall be due and payable out of the proceeds from such Substantial Financing. In the event such prepayment of any or all outstanding Notes, the respective Holder of each such prepaid Note shall be entitled to receive from the Company, from the date of such prepayment until the earlier of (i) immediately prior to the proposed Easyknit merger or (ii) five (5) years from the date of such prepayment, at a purchase price of $1.00 per share, the right to purchase the number of shares of our common stock equal to the amount prepaid on such Note divided by $1.00 (the “Purchase Right”).

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As consideration for the Note extensions, we agreed to reduce the conversion price applicable to the Notes from $1.00 to $0.50 per share and to reduce the purchase price applicable to the Purchase Right from $1.00 to $0.50 per share. The letter agreement further gave us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating to the Purchase Right from $0.50 to $0.25 per share. On October 31, 2007, the fair value of our common stock was $0.25, therefore, there was no additional charge required to be recorded for the reduction in the conversion price due to the price being at or above $0.25 on the commitment date. We exercised our right to extend the maturity date to May 31, 2008 by giving notice to China Gold in February 2008.

As of March 31, 2008, we issued an aggregate of $9,800,000 of Notes under the Purchase Agreement and received net proceeds of $9,604,000, less $196,000 paid to an affiliate of China Gold in the form of a loan discount fee. The resulting original issue discount is being amortized over the life of the Notes using the straight-line method, which approximates the interest method. We also agreed to pay $40,000 in accountable expenses of China Gold with respect to the Notes issued under the Purchase Agreement.

Other Third Party

In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19”. Under the terms of the convertible promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of February 12, 2009. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $27,500. Since the debt was convertible on the issuance date, the entire beneficial conversion amount was charged to interest expense in 2007. We have a verbal extension agreement with the lender until June 2008 for the remaining balance to be paid, which includes $2,833 of interest accrued as of March 31, 2008.

Platinum Senior Secured Convertible Promissory Note

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Platinum Note”). The Platinum Note has a maturity date of February 11, 2009. Platinum has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share. The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity linked securities at a price below the then-applicable conversion price. The Platinum Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing March 31, 2008, with the principal balance of the Platinum Note, together with any accrued and unpaid interest thereon, due and payable on the maturity date. At any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), Platinum shall have the option to (i) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest or (ii) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand. Subject to certain conditions, if, between August 11, 2008 and February 11, 2009, our common stock exceeds $0.50 per share for a period of 20 consecutive trading days, we will be entitled to require the holder of the Platinum Note to convert the outstanding balance of the Platinum Note at the applicable conversion price.

Our obligations under the Platinum Note are secured by a first priority security interest in all of our assets with the exception of our equity interests and assets held in CGMR and Wits-China Acquisition Corp., a Minnesota corporation and a wholly owned corporation of ours, to the extent such entities or assets are located in or relate to China and are subject to a lien in favor of China Gold LLC. Platinum’s security interest includes our equity interest in Gregory Gold Producers, Inc., a Colorado corporation and a wholly owned corporation of ours and our 35% equity ownership in Kwagga Gold (Barbados) Limited (the FSC Project). We also delivered to Platinum a guaranty of Gregory Gold Producers.

Pursuant to the Platinum Agreement, we issued Platinum a five-year warrant to purchase up to 2.5 million shares of our common stock at an exercise price of $0.35 per share, which contains a cashless exercise provision beginning any time after August 11, 2008, and further provides for a weighted-average anti-dilution adjustment to the exercise price in the event we issue equity or equity-linked securities at a price below the then-applicable exercise price.

As additional consideration pursuant to the terms of the Platinum Agreement, we agreed to accelerate the vesting of a previously issued warrant (to MHG Consultant LLC, an affiliate of Platinum) to purchase up to 3 million shares of our common stock that was transferred to Platinum at closing, such that the remaining 2.25 million unvested shares underlying such warrant became immediately vested and exercisable. We provided Platinum piggy-back registration rights relating to the shares of common stock issuable upon conversion of the Note and exercise of the warrants. The Platinum Agreement and other transaction documents contain standard representations, warranties, and covenants of the parties.

Since Platinum has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock at any time after the issuance date, it is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19.” The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the debt and warrants. Using the Black-Scholes pricing model to value the 2.5 million warrant issued with the loan and the 2.25 million warrant transferred from MHG to Platinum during the three month period ended March 31, 2008, the relative fair value allocated to the warrants and recorded as a debt discount was $523,367. Furthermore, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $496,633. Since the debt was convertible on the issuance date, the entire beneficial conversion amount was charged to interest expense during the three month period ended March 31, 2008. The remaining original issue discount allocated to the fair value of the warrants is being amortized over the life of the Platinum Note using the straight-line method, which approximates the interest method.

The following table summarizes the convertible note balances:

Original gross proceeds received in 2007	$9,910,000
Less: original issue discount at time of issuance of notes	(206,000)
Less: principal payments	—
Less: value assigned to beneficial conversion feature and warrants	(40,224)
Add: amortization of original issue discount and beneficial conversion feature	179,507
Balance at December 31, 2007	$9,843,283
Add: Gross proceeds received from Platinum Note in February 2008	1,020,000
Less: value assigned to beneficial conversion feature and warrants	(1,020,000)
Add: amortization of original issue discount and beneficial conversion feature	599,527
Less: principal payments	—
Balance at March 31, 2008	$10,442,810

NOTE 10 – SHORT-TERM NOTES PAYABLE

In September 2007, in consideration of a $100,000 loan from Pacific Dawn Capital, LLC, we issued a promissory note in the principal amount of $100,000 with an original maturity date of October 21, 2007 and bore interest at a rate of 5% per annum. Under the terms of the promissory note and as additional consideration for the loan, we reduced the exercise price to Pacific Dawn of its purchase right option, from a previous transaction, of up to 1,000,000 shares of our common stock from $0.20 to $0.15 per share and extended the expiration date of said rights from December 31, 2007 to December 31, 2008. In December 2007, we memorialized an extension to the maturity date from October 21, 2007 to January 21, 2008 and provided a further price reduction of its right-to-purchase from $0.15 to $0.10 per share. The fair value of these equity modifications totaled $101,457 and was recorded as a discount to the note and was fully amortized by January 21, 2008 the date the note was repaid in full. On April 10, 2008, Donald S. Stocia, a member, officer and director of Pacific Dawn was appointed to our board of directors. Furthermore, Pacific Dawn is also a greater than five percent beneficial shareholder of our securities.

In September 2007, in consideration of an unsecured $50,000 loan from Mrs. Nancy White, the mother of H. Vance White, our Chairman, we issued a promissory note in the principal amount of $50,000 to Mrs. White. The promissory note had an original maturity date of December 21, 2007 and bore interest at a rate of 10% per annum. In December 2007, we negotiated an extension on the maturity date to January 11, 2008. Under the terms of the promissory note and as additional consideration for the initial loan, we issued Mrs. White a warrant to purchase up to 100,000 shares of our common stock, with an original exercise price of $0.27 per share, to expire October 3, 2009. As additional consideration for the extension of the maturity date, we agreed to a reduction in the exercise price of the warrant from $0.27 per share to $0.20 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the loan and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant (including the reduction to the exercise price) was $15,443 based on the Black Scholes pricing model and was fully amortized by January 14, 2008, the date the note was repaid.

In November 2007, in consideration of an unsecured loan from Shirley Co. LLC, a Colorado limited liability company, we received net proceeds of $100,000 and issued a promissory note in the principal amount of $110,000 to Shirley Co. The promissory note had a maturity date of February 11, 2008, and bears interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of November 12, 2009. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant was $12,138 based on the Black Scholes pricing model and was fully amortized by February 11, 2008. In February 2008, we repaid $100,000 of the principal amount and have a verbal extension agreement with the lender until June 2008 for the remaining balance to be paid, which includes $3,129 of interest accrued as of March 31, 2008.

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2007	$234,220
Add: amortization of original issue discount	25,780
Less: principal payments	(250,000)
Balance at March 31, 2008	$10,000

NOTE 11 – SHAREHOLDERS' EQUITY

Common Stock Issuances

During the three months ended March 31, 2008, (1) through private placements of our securities, (a) we sold 5,733,333 shares of our common stock at $0.15 per share, resulting in net proceeds of $807,395 and (b) we sold 125,000 shares of our common stock at $0.20 per share, resulting in net proceeds of $24,348, which were utilized for general and administrative expenses, and (2) we entered into agreements with four third party consultants for services in public and investor relations and issued an aggregate of 620,000 shares of our unregistered common stock.

Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their estimated fair values unless a fair value is not reasonably estimable. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2008 and 2007, reflect the impact of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.

Option Grants

The Company has five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, the Company has two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above. As of March 31, 2008, an aggregate of 21,250,000 shares of our common stock may be granted under our plans and non-plans as determined by the board of directors, of which 4,664,000 are available for future issuances.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards. For performance-based awards, the Company recognizes the expense when the performance condition is probable of being met. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation.

No option grants were issued during the three months ended March 31, 2008. In determining the compensation cost of the options granted during the three months ended March 31, 2007, the fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model.

The weighted average assumptions used in these calculations are summarized below:

	2008	2007
Weighted average fair value of options granted	—	$0.75
Risk-free interest rate	—	4.65%
Expected volatility factor	—	158% - 160%
Expected dividend	—	—
Expected option term	—	10 years

We recorded $246,957 and $515,341 related to employee stock compensation expense for the three months ended March 31, 2008 and 2007, respectively. This expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had no material impact on the loss per share for the periods reported. As of March 31, 2008, $3,765,668 of total unrecognized compensation expense is expected to be recognized over a period of approximately five years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2007	13,659,500	$0.53

Granted	—	—
Canceled or expired	(16,000)	4.25
Exercised	—	—
Options outstanding - March 31, 2008	13,643,500	$0.52

Options exercisable - March 31, 2008	7,093,500	$0.46

Weighted average fair value of options granted during the three months ended March 31, 2008		$—
Weighted average fair value of options granted during the three months ended March 31, 2007		$0.75

The following tables summarize information about stock options outstanding at March 31, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	4,025,000	8.4 years	$0.26	$82,500
$0.31 to $0.43	4,850,000	7.4 years	$0.38	$—
$0.56 to $1.02	4,706,000	6.5 years	$0.87	$—
$2.75 to $3.00	62,500	3.0 years	$2.84	$—
$0.15 to $3.00	13,643,500	7.4 years	$0.52	$82,500

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	2,275,000	7.7 years	$0.23	$82,500
$0.31 to $0.43	2,550,000	7.1 years	$0.39	$—
$0.56 to $1.02	2,206,000	4.5 years	$0.70	$—
$2.75 to $3.00	62,500	3.0 years	$2.84	$—
$0.15 to $3.00	7,093,500	7.6 years	$0.46	$82,500

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2008. No options were exercised during the three month periods ended March 31, 2008 and 2007.

Stock Purchase Warrants

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18 “Accounting For Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

Using the Black-Scholes pricing model, the following assumptions were used to value the fair value of warrants granted during the three months ended March 31, 2008: dividend yield of 0%, risk-free interest rate from 2.75% to 2.875%, expected life equal to the contractual life between three and five years, and volatility of approximately 151%. No warrant grants occurred during the three months ended March 31, 2007.

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement with Platinum Long Term Growth V, LLC, pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 and issued a five-year warrant to purchase up to 2.5 million shares of our common stock at an exercise price of $0.35 per share, which contains a cashless exercise provision beginning any time after August 11, 2008, and further provides for a weighted-average anti-dilution adjustment to the exercise price in the event we issue equity or equity-linked securities at a price below the then-applicable exercise price.

At December 31, 2007, Kenneth Swaisland, who previously assigned us certain rights relating to the Bates-Hunter Mine, held the right to receive a warrant to purchase up to 1 million shares of our common stock at an exercise price equal to the average prior 30-day sale price of our common stock, to be granted upon closing of our purchase of the Bates-Hunter Mine. In January 2008, we entered into a common stock purchase agreement with Mr. Swaisland that allowed him the right-to-purchase 125,000 shares of our unregistered common stock at $0.20 per share and provided for the issuance of a new three-year warrant to purchase up to 875,000 shares of our common stock at $0.20 per share in exchange for the termination of his right to receive the 1 million share warrant and thereby provide the Company with cash. In February 2008, Mr. Swaisland purchased the 125,000 shares for $25,000 and we finalized the agreement by issuing a three-year warrant to purchase up to 875,000 shares with an exercise price of $0.20 per share. We entered into this purchase agreement to secure additional funds and to memorialize our understanding with Mr. Swaisland that the Company has complete ownership of all rights, privileges, obligations and control over consummating the purchase of the Bates-Hunter Mine and Mr. Swaisland has no more recourse. Since the ratio of shares to warrants exceeded our customary terms pursuant to other private placements we have conducted, we allocated only 125,000 of the 875,000 warrant to the purchase price of the 125,000 shares. The balance of the 750,000 warrant was valued (utilizing the same assumptions for the 125,000 allocated portion of the warrant issued) at $185,282 and was recorded as a non-cash mining expense, as were all previous transactions with Mr. Swaisland that related to the Bates-Hunter Mine. We received net proceeds of $24,348 (less the $652 of offering costs), which were allocated between the common stock and the 125,000 share warrant based on the relative fair value of the securities at the time of issuance, using the Black-Scholes pricing model.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2007	27,430,238	$0.53	$0.01 – $7.15

Granted	3,375,000	0.31	0.20 – 0.35
Cancelled or expired	(1,320,000)	0.61	0.12 – 1.00
Exercised	—	—	—
Outstanding at March 31, 2008	29,485,238	$0.50	$0.01 – $7.15

Warrants exercisable at March 31, 2008	29,485,238	$0.50	$0.01 – $7.15

NOTE 12 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standards (or “SFAS”) No. 157, “Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS No. 157 is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. SFAS No. 157 was adopted by the Company effective January 1, 2008 and did not have a material effect on the Company’s results of operations, cash flows or financial position.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) “ Effective Date of FASB Statement No. 157” which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and non-financial liabilities assumed in a business combination. The Company has not applied the provisions of SFAS No. 157 to its non-financial assets and non-financial liabilities in accordance with FSP FAS 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. The Company adopted SFAS No. 159 effective January 1, 2008 and has not elected the permitted fair value measurement provisions of SFAS No. 159 for any additional items as of March 31, 2008.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not assessed the impact of the adoption of SFAS No. 161 on its consolidated financial statements as of the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended December 31, 2007.

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of March 31, 2008, we hold interests in mineral exploration projects in Colorado (Bates-Hunter Mine), Mexico (Vianey) and South Africa (FSC). The following is a summary of our current projects:

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. The last completed drillhole on the FSC Project occurred in 2005. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. On March 3, 2008, we entered into a letter of intent with Communications DVR Inc. (“DVR”), a capital pool company listed on the TSX Venture Exchange (TSXV: DVR.P), whereby it is anticipated that we would transfer to DVR the aforementioned 65 percent of Kwagga Barbados in exchange for 22 million common shares of DVR. Currently, no exploration activities are being conducted at the FSC Project.

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

Additionally, we have made $7,000,000 in advance payments on two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (i) a nickel mining operation, the Xing Wang Mine and (ii) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd. (which includes Maanshan Zhaoyuan Mining Co. Ltd., Xiaonanshan Mining Co., Ltd.) and Changjiang Mining Company Limited. Further due diligence is required and other conditions must be satisfied before we can proceed with the acquisitions of either of these PRC projects.

In January 2008, we entered into a revised letter agreement establishing a purchase price and payment schedule relating to an acquisition of the Nanjing Sudan Mining Co, whereby the purchase price was set at 620,000,000 China Yuan Renminbi (CNY or RMB) (approximately $89 million US as of May 1, 2008). In March 2008, we entered into a further amendment to include a production incentive whereby we would be required to issue a substantial number of our unregistered shares of common stock to the sellers upon the achievement of certain performance criteria relating to the delivery of iron ore within certain stated time frames.

As of March 31, 2008, we do not directly own any permits, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights. Furthermore, although our main focus has been in gold exploration projects, future projects will involve other minerals.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007.

Revenues

We had no revenues from continuing operations for the three months ended March 31, 2008 and 2007. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,228,862 for the three months ended March 31, 2008 as compared to $1,053,952 for the same period in 2007. Of the $1,228,862 recorded for general and administrative expenses in 2008, approximately $368,000 relates to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), $614,000 relates to public relations services, consulting fees, shareowner services and general administrative expenses and $247,000 relates to non-cash charges for stock based compensation. Of the $1,053,952 recorded for 2007, approximately $130,000 relates to our due diligence processes on China mining property acquisitions (travel and visa requirements, site visits and significant costs with consultants), $409,000 relates to public relations services, consulting fees, shareowner services and general administrative expenses and $515,000 relates to non-cash charges for stock based compensation. We anticipate that our operating expenses will increase during the year due to our continued plans for exploration and acquisition financing.

Exploration expenses were $565,034 for the three months ended March 31, 2008 as compared to $723,618 for the same period in 2007. Exploration expenses for 2008 relate primarily to the expenditures at the Bates-Hunter Mine and include a one-time non-cash expense of $185,282 representing the fair value of a warrant issued to Kenneth Swaisland (see Note 12—Stock Purchase Warrants reported elsewhere in this Report for a discussion on the warrant issued to Mr. Swaisland). We anticipate the rate of exploration spending will increase during the year due to our anticipation of continued surface and under ground drilling programs at the Bates-Hunter and continued due diligence exploratory work at Vianey. Exploration expenses for 2007 relate to the expenditures on the Bates-Hunter and Vianey projects, which include the issuance of 2,100,000 shares of common stock valued at $560,000 to obtain the rights to the Vianey project and 100,000 shares of common stock valued at $27,000 to a vendor for extending payment terms for drilling services and recorded $3,583 in warrant expense for Bates-Hunter consultants.

Depreciation and amortization expenses were $4,127 for the three months ended March 31, 2008 as compared to $3,669 for the same period in 2007. Related to our due diligence process at the Bates-Hunter Mine, we have made certain purchases of equipment ($115,522) necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method.

For the three months ended March 31, 2007, we had incurred approximately $248,000 in costs for the uncompleted and terminated merger with Easyknit Enterprises Holdings Limited. These costs represented fees charged by our Hong Kong and US attorneys and various Hong Kong advisors. In November 2007, we terminated the merger and on December 18, 2007, we entered into a Settlement Agreement and General Release with Easyknit, whereby the parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense and other expense. Interest income for the three months ended March 31, 2008 was $217 compared to $2,716 for the same period in 2007. Interest expense for the three months ended March 31, 2008 was $874,280 compared to $215,896 for the same period in 2007. Interest expense relates primarily to interest on significant new debt, extensions to debt agreements and additional rights granted to the promissory note holders. Components of interest expense for the three months ended March 31, 2008 were: $231,950 in principal loan interest and $642,330 representing the amortization of original issue discount relating to the issuance of warrants totaling $128,674, one-time beneficial conversion charge of $496,633 and debt issuance cost amortization of $17,023 in connection with notes payable. Components of interest expense for 2007 were: $3,912 in principal loan interest and $211,984 representing the amortization of original issue discount relating to the issuance of common stock and warrants in connection with notes payable. We expect interest expense to continue to increase during 2008, at amounts greater than previously recorded due to our continued need for cash and with the anticipation of consummation of certain mining properties in the PRC, if any such consummations occur.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. For the three months ended March 31, 2008 and 2007, we had net cash used in operating activities of $1,252,866 and $1,405,355, respectively.

We had a working capital deficit of $11,615,271 at March 31, 2008, compared to $11,393,352 at December 31, 2007. Cash and equivalents were $421,996 at March 31, 2008, representing an increase of $291,515 from the cash and equivalents of $130,481 at December 31, 2007.

On April 10, 2007, we entered into a Convertible Note Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”) in which we issued and sold an initial convertible secured promissory note in the amount of $3,000,000, with a purchase discount of $60,000 (“Note 1”). Then on May 7, 2007, we issued and sold an additional convertible secured promissory note in the amount of $2,000,000, with a purchase discount of $40,000 (“Note 2”). On June 19, 2007, we entered into an Amendment to Convertible Note Purchase Agreement with China Gold, whereby the parties amended certain of the terms of the Convertible Note Purchase Agreement (see Note 9 - Convertible Notes Payable reported elsewhere in this Report for a full discussion on the amended terms) and we issued and sold an additional note in the amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). On July 9, 2007, we issued and sold the final note in the amount of $800,000, with a purchase discount of $16,000 (“Note 4” and collectively with Note 1, Note 2 and Note 3, the “China Gold Notes”).

The China Gold Notes bear an interest rate of 8.25% per annum, and are convertible at the option of China Gold into shares of our common stock at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. In the event the Company and/or any of our majority-owned subsidiaries receive, at a time when any of the China Gold Notes remain outstanding, cumulative financing in the form of cash or immediately available funds from one or more third parties in the aggregate amount of at least $50,000,000 from and after June 19, 2007, (a “Substantial Financing”), the outstanding China Gold Notes issued under the Purchase Agreement shall be due and payable out of the proceeds from such Substantial Financing. In the event such prepayment of any or all outstanding China Gold Notes, the respective Holder of each such prepaid China Gold Note shall be entitled to receive from the Company, for a period of five years from the date of such prepayment, at a purchase price of $1.00 per share, the right to purchase the number of shares of our common stock equal to the amount prepaid on such Note divided by $1.00 (the “Purchase Rights”).

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on the China Gold Notes to February 29, 2008 and we agreed to reduce the conversion price applicable to the China Gold Notes from $1.00 to $0.50 per share and to also reduce the purchase price of the Purchase Rights from $1.00 to $0.50 per share. The letter agreement further gave us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective China Gold Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating the Purchase Rights from $0.50 to $0.25 per share. On October 31, 2007, the fair value of our common stock was $0.25, therefore, there was no additional charge required to be recorded for the reduction in the conversion price due to the price being at or above $0.25 on the commitment date. We exercised our right to extend the maturity date to May 31, 2008 by giving notice to China Gold in February 2008.

As of March 31, 2008, we have outstanding a principal amount of $9,800,000 and $724,267 of accrued interest of China Gold Notes. We also agreed to reimburse China Gold $40,000 in accountable expenses with respect to its costs in consummating the promissory notes, and as of the date of this Report, have not received any such reimbursement request from China Gold. In our discussions with China Gold regarding our plan for repayment of the China Gold Notes by May 31, 2008, we anticipate that some form of extension may be possible, but we do not have a formal commitment that we may rely on as of the date of this filing and therefore, if China Gold does not provide an extension or convert, it could foreclose on the assets provided by us as guarantee. Those assets consist of the rights and options held in CGMR and Wits-China Acquisition Corp., a Minnesota corporation and a wholly owned corporation of ours, to the extent such entities or assets are located in or relate to PRC projects.

From September to December 2007, we entered into three short-term notes payable transactions and borrowed an aggregate of $260,000 from the three lenders. We entered into amendments with two of the lenders providing them with reductions in the exercise price of the securities issued to them. Pacific Dawn Capital, LLC received two price reductions on its right-to-purchase of 1,000,000 shares, from $0.20 to $.15 to $0.10 per share. Donald Stoica, who became a director in April 2008, is an officer, director and member of Pacific Dawn. Additionally, Nancy White received a reduction of her warrant to purchase 100,000 shares from $0.27 to $0.20 per share. Mrs. White is the mother of H. Vance White, our Chairman. As of March 31, 2008, only $10,000 of principal and $3,129 of accrued interest remains due under the short-term notes. We currently have a verbal extension until June 30, 2008 and are in negotiations with the lender with an offer to convert the final balance into shares of our common stock.

From September to December 2007: (i) through a private placement of units of our unregistered securities (each unit consisting of one share of our unregistered common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 2,400,000 units at a price per unit of $0.25, resulting in gross proceeds of $600,000, and (ii) through a private placement of our securities, we sold 2,193,334 shares of our common stock at $0.15 per share, resulting in gross proceeds of $329,001.

In December 2007, through a private placement offering, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had an original maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. We have a verbal extension until June 30, 2008. The note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share.

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Platinum Note”). The Platinum Note has a maturity date of February 11, 2009. Platinum has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share. The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price. The Platinum Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing March 31, 2008, with the principal balance of the Platinum Note, together with any accrued and unpaid interest thereon, due and payable on the maturity date. At any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), Platinum shall have the option to (i) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest or (ii) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand. Subject to certain conditions, if, between August 11, 2008 and February 11, 2009, our common stock exceeds $0.50 per share for a period of 20 consecutive trading days, we will be entitled to require the holder of the Platinum Note to convert the outstanding balance of the Platinum Note at the applicable conversion price

During the three months ended March 31, 2008, through a private placement of our securities, we sold 5,733,333 shares of our common stock at $0.15 per share, resulting in net proceeds of $807,395.

Summary

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this Report, we have estimated our cash needs over the next twelve months to be approximately $15,000,000 (which includes approximately $11,700,000 due under our short-term convertible promissory notes assuming some or all of such notes are not converted into equity prior to maturity, $1,000,000 for Bates-Hunter, $400,000 for Vianey and $150,000 for FSC). We also have a partial purchase price payment of $155 million RMB (approximately $22 million US as of May 1, 2008) due relating to the acquisition of the Nanjing Sudan mine on or about July 31, 2008. Further, should any other of the PRC projects be consummated during 2008, additional significant funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

OFF BALANCE SHEET ARRANGEMENTS

During the three months ended March 31, 2008, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

Since our entrance into the metals and minerals arena, most of the funds requests have required US Dollar denominations, even though most of our transactions have been with foreign entities. In the past, we have had very limited dealings with foreign currency transactions. Based on the proposed purchase of the Bates-Hunter Mine from a Canadian corporation and the purchase of PRC mining projects from Chinese corporations, our exposure to translation costs seems reasonable to increase if these transactions are consummated. The trend for the exchange rates of the Canadian Dollar and the China Yuan Renminbi (CNY or RMB) against the US Dollar is increasing.

The following table displays the approximate exchange rate for the US Dollar:

Date, as of	Canadian Dollar	US Dollar (1)	China Yuan Renminbi
January 1, 2007	$0.858	$1.00	$0.128
January 1, 2008	$1.012	$1.00	$0.137
March 31, 2008	$0.973	$1.00	$0.143

(1)
We can not predict what the actual exchange rates will be in the future, but our estimate is these rates will continue to increase, especially should the US Dollar continue to weaken in value in the international economy.

Even though we have not record direct losses due to our dealings with market risk through the date of this Report, the likelihood of such translation costs occurring in the denominations we may have transactions which could reduce the productivity of our assets.

ITEM 4. Controls and Procedures

Under the supervision of, and the participation of, our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and taking into account the lack of segregation of duties noted below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in the section following Item 1 entitled “Risk Factors” in Part I of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “2007 Form 10-KSB”). There have been no material changes to the risk factors previously disclosed in the 2007 Form 10-KSB. The risks described in the 2007 Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, (1) through private placements of our securities, (a) we sold 5,733,333 shares of our common stock at $0.15 per share, resulting in net proceeds of $807,395 and (b) we sold 125,000 shares of our common stock at $0.20 per share, resulting in net proceeds of $24,348, which were utilized for general and administrative expenses, and (2) we entered into agreements with four third party consultants for services in public and investor relations and issued an aggregate of 620,000 shares of our unregistered common stock.

The Company offered and sold the above-referenced securities in reliance on the statutory exemption from registration by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, as amended. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) the purchasers had knowledge and experience in financial and business matters such that they were capable of evaluating the risks of the investment, and (ii) the Company has obtained representations from each purchaser indicating that they were an accredited investor and purchasing or offered for investment only.

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 25, 2008, we and CGMR entered into a letter agreement amending the terms of that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (as amended, the “Nanjing Heads of Agreement”) with Maanshan Zhaoyuan Mining Co., Ltd., Xiaonanshan Mining Co., Ltd., and two individual PRC sellers (all four collectively, the “Sellers”), pursuant to which CGMR holds a right to acquire 100% of Nanjing Sudan Mining Co., Ltd. (a processing plant), two iron ore mining properties (Maanshan Zhaoyuan Mining Co. and Xiaonanshan Mining Co.) and related assets. The letter agreement set the purchase price for the acquisition at 620,000,000 RMB (approximately $89 million US as of May 1, 2008), and requires that CGMR pay the purchase price in accordance with the following schedule: (1) 25% within 30 days following the verification that a permit has been obtained with respect to Xiaonanshan Mining Company; (2) 50% within 30 days of verification of a permit for additional reserves contiguous to the Xiaonanshan mine; and (3) 25% within 30 days following the verification of a permit for Maanshan Zhaoyuan Mining Co. The letter agreement further requires the Company to provide the Sellers with deposit payments in the amount of $10 million US for each of the second and third stages of the closing, subject to the Sellers’ satisfaction of certain conditions.

On March 14, 2008, the parties further amended the terms of Nanjing Heads of Agreement to set a closing date for the first closing under the Nanjing Heads of Agreement on or about April 20, 2008. This date has subsequently been extended by the parties to on or before July 31, 2008. At the first closing, we will be required to pay the first 25% of the purchase price, or $155,000,000 RMB (approximately $22 million US as of May 1, 2008), and in consideration will acquire from the Sellers the Nanjing Sudan processing plant, the Xiaonanshan Mine and permits relating to at least 3.1 million metric tons of ore. Pursuant to the March 2008 amendment, we further agreed to provide Mr. Lu Ben Zhao, one of the Sellers, a production incentive whereby we would be required to issue Mr. Lu a substantial number of unregistered shares of our common stock in the event he can achieve certain production goals relating to the delivery of iron ore concentrate. Mr. Lu will operate the mine pursuant to a management services contract we intend to enter into with him at the first closing,

Additionally, the parties executed a further amendment to the Nanjing Heads of Agreement on March 14, 2008, to include additional assets of the Sellers in the acquisition and to reflect the possible inclusion of additional assets prior to closing. The parties further agreed that a third-party appraiser would complete a valuation audit, and that the purchase price for the acquisition would be subject to change based on the valuation of the assets we actually acquire in the transaction. Additionally, the parties agreed to consider the inclusion of a 10% payment applicable upon breach of the agreement.

The Company has engaged an investment bank and is in negotiations with third-party financiers to assist it in raising the financing for this project.

Item 6. Exhibits

Exhibit	Description
4.1
Warrant to Purchase 2,500,000 Shares of Wits Basin Precious Minerals Inc. Common Stock issued in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.1
Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.2
Note and Warrant Purchase Agreement dated February 11, 2008 by and between the Company and Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.3
10% Senior Secured Convertible Promissory Note of the Company dated as of February 11, 2008 in the principal amount of $1,020,000 issued in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.4
Security Agreement dated February 11, 2008 by and between the Company and Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.5
Subsidiary Guaranty of Gregory Gold Producers, Inc. dated February 11, 2008 in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.6
Amended and Restated Pledge Agreement dated February 7, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.7**	Updated Payment Schedule dated January 25, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao.

10.8**	Iron Ore Contract Amendment dated March 14, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao+++.
10.9**	Supplement Agreement to the Assets Transfer and the Liabilities of Breach executed on March 14, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao.
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith electronically

+++	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: May 14, 2008

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer