Form 10-Q
period 2008-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2008-08-15
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes  ☐ No ☒

As of August 14, 2008, there were 136,363,240 shares of the registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2008

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

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash	$2,960	$130,481
Prepaid expenses	240,709	91,030
Total current assets	243,669	221,511

Property, plant and equipment, net	2,100,083	73,206
Mineral properties and development costs	4,955,635	—
Advance payments on equity investments	6,850,000	7,000,000
Debt issuance costs, net	37,562	16,415
Total Assets	$14,186,949	$7,311,132

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible notes payable, net of original issue discount	$10,603,258	$9,843,283
Short-term notes payable, net of original issue discount	189,681	234,220
Accounts payable	299,964	229,292
Checks written in excess of book funds	20,358	—
Accrued interest	1,008,881	514,286
Other accrued expenses	1,310,786	793,782
Current portion of long-term recourse note payable	249,510	—
Total current liabilities	13,682,438	11,614,863

Long-term recourse note payable, net of discount	6,038,314	—

Shareholders’ deficit:
Common stock, $.01 par value, 300,000,000 shares authorized:
130,476,520 and 113,982,533 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	1,304,765	1,139,825
Additional paid-in capital	56,509,072	51,147,313
Warrants outstanding	5,421,234	5,710,383
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage,
subsequent to April 30, 2003	(45,836,414)	(39,368,792)
Total shareholders’ deficit	(5,533,803)	(4,303,731)
Total Liabilities and Shareholders’ Deficit	$14,186,949	$7,311,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

					May 1, 2003
					(inception)
	Three Months Ended June 30,		Six Months Ended June 30,		to June 30,
	2008	2007	2008	2007	2008
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	2,245,547	1,719,750	3,474,409	2,773,702	22,308,413
Exploration expenses	917,491	552,503	1,482,525	1,276,121	11,848,266
Depreciation and amortization	8,153	4,127	12,280	7,796	488,594
Merger transaction costs	—	738,517	—	986,834	1,238,619
Stock issued as penalty	—	—	—	—	2,152,128
Loss on impairment of Kwagga Gold	—	—	—	—	2,100,000
Loss (gain) on sale of mining properties	—	—	—	—	571,758
Loss on disposal of assets	12,362	—	12,362	—	13,995
Total operating expenses	3,183,553	3,014,897	4,981,576	5,044,453	40,721,773
Loss from operations	(3,183,553)	(3,014,897)	(4,981,576)	(5,044,453)	(40,721,773)

Other Income (Expense):
Other income (expense), net	215	731	432	3,447	103,896
Interest expense	(498,840)	(118,687)	(1,373,120)	(334,583)	(5,370,253)
Foreign currency losses	(113,358)	—	(113,358)	—	(113,358)
Total other expense	(611,983)	(117,956)	(1,486,046)	(331,136)	(5,379,715)
Loss from Operations before Income Tax
Benefit and Discontinued Operations	(3,795,536)	(3,132,853)	(6,467,622)	(5,375,589)	(46,101,488)
Benefit from Income Taxes	—	—	—	—	243,920
Loss from Continuing Operations	(3,795,536)	(3,132,853)	(6,467,622)	(5,375,589)	(45,857,568)

Discontinued Operations:
Gain from discontinued operations	—	—	—	—	21,154
Net Loss	$(3,795,536)	$(3,132,853)	$(6,467,622)	$(5,375,589)	$(45,836,414)

Basic and Diluted Net Loss
per Common Share:
Continuing operations	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.68)
Discontinued operations	—	—	—	—	—
Net Loss per Common Share	$(0.03)	$(0.03)	$(0.05)	$(0.05)	$(0.68)

Basic and Diluted Weighted Average
Shares Outstanding	124,387,997	105,181,207	120,856,071	101,268,623	67,718,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,		May 1, 2003 (inception) to June 30,
	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(6,467,622)	$(5,375,589)	$(45,836,414)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	12,280	7,796	488,594
Loss (gain) on disposal of miscellaneous assets	12,362	—	(51,585)
Non-cash loss on nickel property (exploration)	150,000	—	150,000
Loss on sale of mining projects	—	—	571,758
Non-cash loss on foreign currency	113,358	—	113,358
Issuance of common stock and warrants for exploration rights	185,282	160,000	5,885,372
Amortization of debt issuance costs	38,612	13,729	213,950
Amortization of original issue discount & beneficial conversion feature	812,599	216,566	3,009,489
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	346,260	275,576	5,854,929
Issuance of common stock and warrants for services	223,797	—	2,325,737
Compensation expense related to stock options	1,217,267	725,275	2,500,091
Loss on impairment of Kwagga Gold	—	—	2,100,000
Issuance of common stock and warrants for interest expense	9,831	—	1,183,251
Issuance of common stock as penalty from private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	10,025	18,017
Prepaid expenses	(75,452)	(210,865)	(329,514)
Accounts payable	70,672	55,841	229,683
Accrued expenses	1,051,676	644,396	2,139,157
Net cash used in operating activities	(2,299,078)	(3,477,250)	(17,028,653)

INVESTING ACTIVITIES:
Purchases of property and equipment	(28,105)	(9,169)	(143,628)
Acquisition costs incurred with purchase of Bates-Hunter Mine	(64,680)	—	(64,680)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Advance payments on equity investments	—	(7,795,000)	(7,000,000)
Net cash used in investing activities	(92,785)	(7,804,169)	(9,142,125)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(250,000)	(1,325,000)	(3,009,645)
Checks written in excess of book funds	20,358	—	20,358
Cash proceeds from issuance of common stock, net of offering costs	1,225,243	680,000	7,634,050
Cash proceeds from exercise of stock options	—	30,000	199,900
Cash proceeds from exercise of warrants	98,500	2,010,387	6,624,547
Cash proceeds from short-term debt, net of OID	1,230,000	10,145,000	13,609,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(59,759)	(51,540)	(251,512)
Net cash provided by financing activities	2,264,342	11,488,847	25,476,698

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(127,521)	207,428	(694,080)
CASH AND CASH EQUIVALENTS, beginning of period	130,481	85,910	697,040
CASH AND CASH EQUIVALENTS, end of period	$2,960	$293,338	$2,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of June 30, 2008, we hold interests in mineral exploration projects in South Africa (FSC), Colorado (Bates-Hunter Mine) and Mexico (Vianey). The following is a summary of our projects:

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

•
On June 12, 2008, we completed the acquisition of the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, which included real property, mining claims, permits and equipment (the “Bates-Hunter”). We consummated the acquisition by transferring our right to purchase the Bates-Hunter to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corp., pursuant to a formal asset purchase agreement dated September 20, 2006, in which we issued a limited recourse promissory note for $6,750,000 Canadian Dollars and issued 3,620,000 shares of our common stock. Through a defined work program, including the dewatering of the existing mine shaft, we utilized Canadian drilling contractors to perform over 4,300 feet in surface drilling, which has provided detailed data for the creation of a 3-D map of the Bates-Hunter region.

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

Additionally, we have $6,850,000 in advance payments on two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (i) a nickel mining operation, the Xing Wang Mine and (ii) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd. (which includes Maanshan Zhaoyuan Mining Co. Ltd., Xiaonanshan Mining Co., Ltd.) and Changjiang Mining Company Limited. See Note 8 - Advanced Payments on Equity Investments for further information about the status of these two projects.

As of June 30, 2008, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals, we therefore remain substantially dependent on third party contractors to perform such operations.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed April 4, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year as a whole.

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

As of June 30, 2008, we have (i) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 27,345,781 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 60,661,111 shares of common stock issuable under outstanding convertible debt agreements. These 104,650,392 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented. Additionally, we have reserved approximately 51 million shares that could be issued upon satisfactory performance from various consultants (for services to be performed after June 30, 2008) and the potential consummation of various mining project acquisitions, subject to the satisfaction of certain conditions under the respective agreements.

NOTE 4 - COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2008, we incurred losses from continuing operations of $6,467,622. At June 30, 2008, we had an accumulated deficit of $68,768,874 and a working capital deficit of $13,438,769. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

During the three months ended June 30, 2008, we entered into consulting agreements with two unaffiliated third party consultants and issued 1,300,000 shares of un-registered common stock (with a value of $243,000 based on the closing sale price of our common stock on the issuance date) and a two-year warrant to purchase up to 1,000,000 shares of our common stock (with a value of $126,887 based on the Black-Scholes Pricing model), all values to be fully amortized by September 2008.

Included in the other prepaid expenses are two bonds (held in the form of a certificate of deposit), in the amount of $10,000 each, required by the State of Colorado for exploration activities, which earn nominal interest. The two bonds should not have to be expensed unless an event requires us to release them to the State. Components of prepaid expenses are as follows:

	June 30,	December 31,
	2008	2007
Prepaid consulting fees	$109,970	$35,743
Other prepaid expenses	130,739	55,287
	$240,709	$91,030

NOTE 6 - ACQUISITION OF BATES-HUNTER MINE

On June 12, 2008, we entered into a fifth amendment to that certain Asset Purchase Agreement dated September 20, 2006 by and among the Company, Hunter Gold Mining Corp, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, George E. Otten, a resident of Colorado and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co., a Colorado corporation, to, among other changes, reflect the assignment by the Company of its rights in the Asset Purchase Agreement to Hunter Bates Mining Corp., a Minnesota corporation and a wholly owned subsidiary of ours.

Pursuant to the terms of the Asset Purchase Agreement, the Company and Hunter Bates completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of $6,750,000 Canadian Dollars ($6,736,785 in US Dollars) and the issuance of 3,620,000 shares of our common stock with a fair value of $0.205 per share (the closing sale price on June 11, 2008) totaling $742,100. The Company also incurred acquisition costs of $80,698.

The following table summarizes the initial allocation of the purchase price of the assets acquired in the transaction. The allocation is preliminary and future refinements are likely to be made based on the completion of final valuation studies.

Recorded US $ Value (1)
Land	$610,423
Buildings	1,330,902
Equipment	82,089
Mining claims (2)	4,952,292
Mining permits (3)	3,343
Total purchase price	$6,979,049

(1)The US Dollar value reflects the discount ($580,534) relating to the recourse note being non-interest bearing until the first payment in 2010.

(2)We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.

(3)We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Depreciation expense of the depreciable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. Components of our depreciable assets are as follows:

	June 30,	December 31,
	2008	2007
Land	$610,423	$—
Buildings	1,330,902	—
Equipment	207,694	115,522
Less accumulated depreciation	(48,936)	(42,316)
	$2,100,083	$73,206

NOTE 8 - ADVANCE PAYMENTS ON EQUITY INVESTMENTS

Background

From January through June 2007, we made loans in the aggregate amount of approximately $7.8 million to SSC Mandarin Group Limited, a British Virgin Islands corporation with a principal place of business in Hong Kong (“SSC Mandarin Group”), which were used by SSC Mandarin Group to acquire interests in certain mining properties (described below) located in the People’s Republic of China (the “PRC”) through SSC Mandarin Group’s wholly owned subsidiary, China Global Mining Resources Limited, a British Virgin Islands corporation (“CGMR”). The loans to CGMR were made out of the proceeds from the China Gold, LLC convertible promissory notes (see Note 10). In partial consideration for the loans, we received two promissory notes of CGMR in the amounts of $2 and $5 million. On August 1, 2007, we acquired CGMR from SSC Mandarin Group for a nominal purchase price of $10,000 Hong Kong (US$1,317) and thus reclassified the $7 million in promissory notes received from CGMR as “Advance payments on equity investments” in our financial statements to reflect the status of CGMR as our wholly owned subsidiary. CGMR’s obligations under the notes were secured by its rights to acquire interests in a nickel and the iron ore mining properties described below.

Of the $7.8 million in loans to SSC Mandarin Group, we expensed approximately $800,000 during 2007 due to our inability to consummate certain acquisitions entered into with SSC Mandarin Group.

Nickel - Shanxi Hua Ze Nickel Smelting Co.

CGMR is a party to that certain Joint Venture Agreement with Shanxi Hua Ze Nickel Smelting Co. (“Shanxi Hua Ze”) dated April 14, 2007, as supplemented on June 6, 2007, pursuant to which the parties contemplate a joint venture relating to the Xing Wang Mine, a nickel mine located in the Qinghai province of the PRC. Pursuant to the agreement, CGMR would receive a 25% interest in the joint venture in consideration of its contribution of approximately 425 million RMB (approximately $62 million US as of June 30, 2008) to the joint venture, such contribution to be used for the development and improvement of the mining property and production facility, the repayment of loans and settlement of other outstanding payables and other purposes. Shanxi Hua Ze would receive 75% of the joint venture in consideration of its contribution of the mine and related assets. Upon the acquisition by the joint venture of additional land with an additional 200,000 tonnes of nickel, CGMR would be required to contribute an additional 155 million RMB (approximately $22 million US as of June 30, 2008). In consideration of this additional contribution, CGMR would receive an additional 15% of the equity interest in the joint venture, resulting in a holding of 40% of the joint venture at such time. CGMR further has the right to acquire an additional 40% interest in the joint venture from Shanxi Hua Ze if it contributes an additional 580 million RMB (approximately $84 million US as of June 30, 2008) on or before June 15, 2008, which did not occur and no extension has been negotiated. Our inability to meet the agreed upon timetables for contributions and the seller’s inability to obtain the necessary permits for the joint venture has created a significant slow down in forward progress towards any joint venture.

As a condition to the Joint Venture Agreement, CGMR also entered into a Supply Contract with Shanxi Hua Ze to purchase 40 tonnes of electrolytic nickel (greater than 99% grade) for $2 million US, which payment also served as a prepayment of the initial contribution outlined in the Joint Venture Agreement. CGMR’s obligations under the Joint Venture Agreement are subject to the receipt of certain government approvals. The nickel to be acquired under the Supply Contract has been prepaid, and accordingly CGMR is entitled to receive the 40 tonnes of nickel pursuant to the terms of any future purchase orders relating to such nickel. CGMR’s rights under the Supply Contract serve as security for the loan to CGMR in the amount of $2 million. Based on market prices for nickel, we believe that the 40 metric tons of nickel is worth approximately $736,000 US as of June 30, 2008.

See the summary discussion that follows regarding the negotiations of our efforts to recover our advance payments on this nickel project.

Iron Ore - Nanjing Sudan Mining Co., Ltd.

CGMR is a party to that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (the “Nanjing Heads of Agreement”) with Maanshan Zhaoyuan Mining Co., Ltd., Xiaonanshan Mining Co., Ltd., and two individual PRC sellers (all four collectively, the “Sellers”), pursuant to which CGMR holds a right to acquire 100% of Nanjing Sudan Mining Co., Ltd. (the processing plant), two iron ore mining properties (Maanshan Zhaoyuan Mining Co. and Xiaonanshan Mining Co.) and related assets for a purchase price of $66 million US (or the RMB equivalent), to be paid in cash or in shares of stock of a listed company, as agreed by the parties. Of this amount, CGMR has paid an aggregate of $5 million US in the form of two deposits to be credited against the purchase price.

The Nanjing Heads of Agreement called for the completion of definitive documents and the receipt of necessary government approvals before May 30, 2007, but the parties continued to work under a verbal agreement to extend the applicable timetable (mainly due to a difficulty in obtaining the necessary permits), until January 25, 2008, when Wits Basin, CGMR and the Sellers entered into a letter agreement establishing a payment schedule and a revised purchase price relating to Nanjing Heads of Agreement. The letter agreement sets the purchase price at 620,000,000 RMB (approximately $90 million US as of June 30, 2008), and requires that CGMR pay the purchase price in accordance with the following schedule: (1) 25% within 30 days following the verification that a permit has been obtained with respect to Xiaonanshan Mining Company; (2) 50% within 30 days of verification of a permit for additional reserves contiguous to the Xiaonanshan mine; and (3) 25% within 30 days following the verification of a permit for Maanshan Zhaoyuan Mining Co. The increase in purchase price from the Nanjing Heads of Agreement is due primarily to the increase in iron ore spot pricing and the continual change in the exchange rate applicable to the U.S. Dollar and RMB.

On March 14, 2008, the parties executed two additional agreements. One of the agreements further amended the terms of Nanjing Heads of Agreement to establish that the first closing date for the acquisition, at which time our obligation to pay the first 25% of the purchase price (155,000,000 RMB) would arise, was to be on or around April 20, 2008. This closing date was subsequently extended by the parties to no later than July 31, 2008. At the time of the first closing, we will acquire from the Sellers the Nanjing Sudan processing plant, the Xiaonanshan Mine and permits relating to at least 3.1 million metric tons of ore. Additionally, we agreed to issue Mr. Lu Ben Zhao, one of the Sellers, a substantial number of unregistered shares of our common stock in the event he can achieve certain production goals relating to the delivery of iron ore concentrate. We intend to enter into a management services contract with Mr. Lu relating to the operation of the mine at the first closing. In the second agreement, the parties amended the agreement to reflect additional assets to be included in the transaction. The parties agreed to identify and value the assets to be transferred to us through a third party appraiser, and that the purchase price for the acquisition was further subject to adjustment based on the valuation of the assets to be received by us at closing. The parties further agreed to consider a 10% payment in the event of a breach of the agreement.

We have engaged an investment bank and are in negotiations with third-party financiers to assist us in proceeding with the funding of this transaction. In the event the transaction is not completed, there can be no assurance that CGMR will be able to recover the $5 million US of advances on a timely basis, or at all.

See the summary discussion that follows regarding the execution of definitive purchase contracts on August 11, 2008.

Iron Ore - Yun County Changjiang Mining Company Ltd.

CGMR is also party to that certain Equity Transfer Heads of Agreement (“Changjiang Heads of Agreement”) dated May 4, 2007 with three individual sellers, whereby CGMR holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million US. The purchase price is to be paid with no more than $15 million US and the remainder in shares of stock of a listed company. Two of the sellers, holding an aggregate of 90% of the interest in Changjiang, are parties to the Nanjing Heads of Agreement. Under the Changjiang Heads of Agreement, CGMR is required to arrange for a loan to Changjiang in the amount of $10 million US, such loan to be secured by the capital stock of Changjiang. Additionally, in the event CGMR and Changjiang enter into an exclusive supply agreement relating to the purchase by CGMR of iron ore from Changjiang, CGMR will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties, but not to exceed 1.2 billion RMB. In order to begin production at the Changjiang, the involvement of the Chinese government will be required, and as such, the Changjiang is a long-term project. As of June 30, 2008, no funds have been advanced for this project.

Summary of Advance Payments on Equity Investments

As of June 30, 2008, we still only held the right or option to acquire these PRC properties and therefore continued to record these as advanced payments until such time as we complete a transaction.

Subsequent to June 30, 2008, we determined that the Shanxi Hua Ze nickel transaction would not close and we are seeking to recover our advance payment. Our negotiations concluded with the Company agreeing with tenative terms for a termination agreement, which should provide a return of approximately $1,850,000 of our $2,000,000 investment. We therefore recorded a $150,000 loss on this investment for the period ended June 30, 2008, which has been classified as exploration expenses in our statement of operations.

On August 11, 2008, we announced the signing of definitive purchase contracts for the Nanjing Sudan Mining Co., Ltd. The purchase price and terms materially conform to the agreements and associated amendments described above, anticipated to close on or about October 31, 2008. Our plan to fund the iron ore project is based on some form of joint venture and/or debt, with such debt retirement to be paid out of cash flows of the project. In the event we determine that such a transaction will not close, we will seek to recover our advance payment or consider available alternatives.

NOTE 9 - DEBT ISSUANCE COSTS

We’ve paid debt issuance costs with respect to legal services relating to promissory notes issued. The following table summarizes the activity of those debt issuance costs:

	June 30,	December 31,
	2008	2007
Debt issuance costs, net, beginning of period	$16,415	$—
Add: additional debt issuance costs	59,759	52,895
Less: amortization of debt issuance costs	(38,612)	(36,480)
Debt issuance costs, net, end of period	$37,562	$16,415

NOTE 10 - CONVERTIBLE NOTES PAYABLE

China Gold, LLC

On April 10, 2007, we entered into a Convertible Securities Purchase Agreement with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we agreed to offer and sell, and China Gold agreed to purchase, an aggregate of $12,000,000 in convertible secured promissory notes over 12 months, with up to an additional $13,000,000 in convertible secured promissory notes to be issued at the discretion of both parties. The issuance and sale of convertible secured promissory notes under the Convertible Securities Purchase Agreement was subject to certain conditions, including us having a sufficient number of authorized and unissued shares available to permit the conversion of the outstanding promissory notes issued to China Gold. Promissory notes issued under the Convertible Securities Purchase Agreement had a five-year term, bore an initial interest at a rate of 8.25%, and are convertible at the option of the holder, after the expiration of 120 days from the date of issue, into shares of our common stock, originally at a conversion price of $1.00 per share. The notes are also subject to automatic conversion in certain conditions. On April 10, 2007, we issued and sold the initial promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $3,000,000, with a purchase discount of $60,000 (“Note 1”). Additionally, on May 7, 2007, we offered and sold to China Gold an additional convertible secured promissory note under the Convertible Securities Purchase Agreement in the aggregate amount of $2,000,000, with a purchase discount of $40,000 (“Note 2”).

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

Furthermore, on June 19, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). Note 3 bore an initial interest rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock, originally at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on the Notes was subject to automatic conversion in the event we completed the proposed merger transaction with Easyknit. Note 3 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 3 was September 17, 2007, but was subject to extensions upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit had not terminated the proposed merger. In the event the merger was terminated after September 17, 2007, our obligations under Note 3 were to become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 3.

On July 9, 2007, we sold China Gold an additional note under the Purchase Agreement in the principal amount of $800,000, with a purchase discount of $16,000 (“Note 4” and collectively with Note 1, Note 2 and Note 3, the “Notes”). Note 4 bore an initial interest rate of 8.25% per annum, and is convertible at the option of China Gold into shares of our common stock, originally at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. Additionally, the outstanding balance on Note 4 was subject to automatic conversion in the event we completed the proposed merger transaction with Easyknit. Note 4 is payable in full at the earlier of maturity or at such time that we and our subsidiaries receive financing in the aggregate amount of at least $50,000,000 from a third party. The maturity date of Note 4 was October 7, 2007, but was subject to extensions upon our request for additional periods of thirty (30) days, but in no event later than December 31, 2007, provided that at the time of each such extension we and Easyknit had not terminated the proposed merger. In the event the merger was terminated after October 7, 2007, our obligations under Note 4 were to become due and payable upon the expiration of fifteen (15) days following demand of China Gold. We also provided China Gold demand and piggyback registration rights relating to the resale of the shares of common stock issuable upon conversion of Note 4.

In the event the Company and/or any of our majority-owned subsidiaries receive, at a time when any Notes remain outstanding, cumulative financing in the form of cash or immediately available funds from one or more third parties in the aggregate amount of at least $50,000,000 from and after June 19, 2007, (a “Substantial Financing”), the outstanding Notes issued under the Purchase Agreement shall be due and payable out of the proceeds from such Substantial Financing. In the event such prepayment of any or all outstanding Notes, the respective Holder of each such prepaid Note shall be entitled to receive from the Company, from the date of such prepayment until the earlier of (i) immediately prior to the proposed Easyknit merger or (ii) five (5) years from the date of such prepayment, at an original purchase price of $1.00 per share, the right to purchase the number of shares of our common stock equal to the amount prepaid on such Note divided by $1.00 (the “Purchase Right”). The Purchase Right is limited to 9.8 million shares of our common stock.

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

On May 14, 2008, we entered into an additional letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to July 14, 2008. As consideration for the Note extensions, we agreed to increase the interest rate applicable to each Note from 8.25% to 12.25% (effective May 14, 2008) and to reduce the purchase price relating to the Purchase Right from $0.25 to $0.18 per share. On May 14, 2008, the fair value of our common stock was $0.17, therefore, there was no additional charge required to be recorded for the reduction in the conversion price. We have received an additional extension until September 12, 2008 without further compensation required by China Gold.

In summary, as of June 30, 2008, we’ve issued an aggregate of $9,800,000 of Notes under the Purchase Agreement and received net proceeds of $9,604,000, less $196,000 paid to an affiliate of China Gold in the form of a loan discount fee. We have fully amortized the original issue discount using the straight-line method, which approximated the interest method.

Other Third Party

In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19”. Under the terms of the convertible promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of February 12, 2009. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $27,500. Since the debt was convertible on the issuance date, the entire beneficial conversion amount was charged to interest expense in 2007. We have a verbal agreement with the lender for an extension on the maturity date until August 2008, which includes $5,575 of interest accrued as of June 30, 2008.

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

Summary of Convertible Notes Payable

The following table summarizes all of the convertible note balances:

Original gross proceeds received in 2007	$9,910,000
Less: original issue discount at time of issuance of notes	(206,000)
Less: principal payments	—
Less: value assigned to beneficial conversion feature and warrants	(40,224)
Add: amortization of original issue discount and beneficial conversion feature	179,507
Balance at December 31, 2007	9,843,283
Add: Gross proceeds received from Platinum Note in February 2008	1,020,000
Less: value assigned to beneficial conversion feature and warrants	(1,020,000)
Add: amortization of original issue discount and beneficial conversion feature	759,975
Less: principal payments	—
Balance at June 30, 2008	$10,603,258

NOTE 11 - SHORT-TERM NOTES PAYABLE

In September 2007, in consideration of a $100,000 loan from Pacific Dawn Capital, LLC, we issued a promissory note in the principal amount of $100,000 with an original maturity date of October 21, 2007 and bore interest at a rate of 5% per annum. Under the terms of the promissory note and as additional consideration for the loan, we reduced the exercise price to Pacific Dawn of its purchase right option, from a previous transaction, of up to 1,000,000 shares of our common stock from $0.20 to $0.15 per share and extended the expiration date of said rights from December 31, 2007 to December 31, 2008. In December 2007, we memorialized an extension to the maturity date from October 21, 2007 to January 21, 2008 and provided a further price reduction of its right-to-purchase from $0.15 to $0.10 per share. The fair value of these equity modifications totaled $101,457 and was recorded as a discount to the note and was fully amortized by January 21, 2008 the date the note was repaid in full. On April 10, 2008, Donald S. Stoica, a member, officer and director of Pacific Dawn was appointed to our board of directors. Furthermore, Pacific Dawn is also a greater than five percent beneficial shareholder of our securities.

In September 2007, in consideration of an unsecured loan from Mrs. Nancy White, the mother of H. Vance White, our Chairman, we issued a promissory note in the principal amount of $50,000 to Mrs. White. The promissory note had an original maturity date of December 21, 2007 and bore interest at a rate of 10% per annum. In December 2007, we negotiated an extension on the maturity date to January 11, 2008. Under the terms of the promissory note and as additional consideration for the initial loan, we issued Mrs. White a warrant to purchase up to 100,000 shares of our common stock, with an original exercise price of $0.27 per share, to expire October 3, 2009. As additional consideration for the extension of the maturity date, we agreed to a reduction in the exercise price of the warrant from $0.27 per share to $0.20 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the loan and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant (including the reduction to the exercise price) was $15,443 based on the Black Scholes pricing model and was fully amortized by January 14, 2008, the date the note was repaid.

In November 2007, in consideration of an unsecured loan from Shirley Co. LLC, a Colorado limited liability company, we received net proceeds of $100,000 and issued a promissory note in the principal amount of $110,000 to Shirley Co. The promissory note had a maturity date of February 11, 2008, and bears interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of November 12, 2009. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant was $12,138 based on the Black Scholes pricing model and was fully amortized by February 11, 2008. In February 2008, we repaid $100,000 of the principal amount. In June 2008, we satisfied the final $10,000 of principal and accrued interest ($3,364.17) by the issuance of 77,273 shares of common stock, valued at $17,000 and simultaneously entered into a new unsecured loan in the principal amount of $50,000 to Shirley Co. The new promissory note has a maturity date of August 8, 2008 (we currently are in negotiations with the lender regarding an extended maturity date) bears interest at a rate of 2% per annum and as additional consideration, we issued a two-year warrant to purchase up to 50,000 shares of our common stock at $0.20 per share. The proceeds of the new unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant was $6,650 based on the Black Scholes pricing model and is being amortized over the term of the debt.

In June 2008, in consideration of an unsecured loan from Pioneer Holdings, LLC, a Kansas limited liability company, we issued a promissory note in the principal amount of $160,000 to Pioneer. The zero interest promissory note has a maturity date of September 4, 2008. Under the terms of the promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 160,000 shares of our common stock at $0.15 per share with an expiration date of September 4, 2009. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant is $22,297 based on the Black Scholes pricing model and is being amortized over the term of the debt.

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2007	$234,220
Add: Gross proceeds of 2008	210,000
Less: value assigned to warrants	(28,947)
Add: amortization of original issue discount	34,408
Less: principal payments	(260,000)
Balance at June 30, 2008	$189,681

NOTE 12 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended June 30, 2008: (1) we sold 1,200,000 units of our common stock (which included one common share and one warrant) at $0.25 per share and 723,333 shares at $0.15 per share, through private placements of our securities, resulting in net proceeds of $393,500; (2) we issued 2,600,000 shares of our common stock through the exercise of warrants and we received net proceeds of $98,500; (3) we entered into agreements with five third party consultants for services in public and investor relations and issued an aggregate of 1,600,000 shares of our unregistered common stock; (4) we issued 3,620,000 shares of our common stock pursuant to the acquisition of the Bates-Hunter Mine and (5) we issued an aggregate of 272,321 shares of our common stock in lieu of cash payments recorded in accrued expenses.

Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their estimated fair values unless a fair value is not reasonably estimable. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007, reflect the impact of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.

Option Grants

The Company has five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, the Company has two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above. As of June 30, 2008, an aggregate of 21,250,000 shares of our common stock may be granted under our plans and non-plans as determined by the board of directors, of which 1,664,000 are available for future issuances.

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

Effective April 10, 2008, we entered into an employment agreement and stock option agreement with our Chief Financial Officer, Mark D. Dacko, whereby we issued Mr. Dacko a ten-year stock option to purchase up to 600,000 shares of our common stock at an exercise price of $0.21, the closing price on the day prior to the grant. The option shall vest in equal quarterly installments of 50,000 shares over three years, with the first tranche vesting on April 10, 2008.

On April 10, 2008, we appointed Donald S. Stoica, to serve as a member of our board of directors. In consideration of Mr. Stoica’s agreement to serve on the board, we awarded Mr. Stoica a ten-year option to purchase up to 400,000 shares of our common stock at an exercise price of $0.21 per share, the closing price on the prior business day. The option vests in equal semiannual installments of 100,000 shares each over two years, with the first installment vesting June 30, 2008.

On May 29, 2008, we entered into an employment agreement and a stock option agreement with our Chief Executive Officer, Stephen D. King, whereby we issued Mr. King a ten-year option to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.20 per share, (the “2008 Option”). The 2008 Option shall vest in three equal annual installments commencing on the first anniversary of the date of the grant. Effective May 29, 2008, Mr. King transferred the 2008 Option into the name of his spouse, Deborah King. As further consideration of the employment agreement, we entered into an amended and restated stock option agreement with Mrs. King to purchase up to 3,000,000 shares of our common stock at an exercise price of $1.02 per share (the “2007 Option”), amending the terms of an option agreement originally entered into with Mr. King dated March 9, 2007, but subsequently transferred to Mrs. King on March 12, 2007. The 2007 Option amends the terms of the vesting schedule, whereby the vesting is reduced from six years to provide for vesting in three equal annual installments commencing March 9, 2008. The vesting of both the 2008 Option and the 2007 Option shall accelerate (i) at such time the closing price of our common stock (as quoted on the OTCBB or an exchange) remains at or above $1.00 per share for 30 trading days, (ii) upon Mr. King’s death, (iii) upon the occurrence of a change of control or (iv) upon our termination of Mr. King’s employment for any reason other than Cause.

In determining the compensation cost of the options granted during the six months ended June 30, 2008, the fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2008	2007
Weighted average fair value of options granted	$0.20	$0.75
Risk-free interest rate	3.13%	4.65%
Expected volatility factor	150% - 151%	158% - 160%
Expected dividend	—	—
Expected option term	10 years	10 years

We recorded $1,217,267 and $725,275 related to employee stock compensation expense for the six months ended June 30, 2008 and 2007, respectively. Due to the amendment of the 2007 Option related to Mr. King described above, we recorded an additional $672,556 in compensation expense to account for the acceleration of vesting. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.01 impact on the loss per share for the periods reported. As of June 30, 2008, $3,375,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately three years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2007	13,659,500	$0.53

Granted	3,000,000	0.20
Canceled or expired	(16,000)	4.25
Exercised	—	—
Options outstanding - June 30, 2008	16,643,500	$0.47

Options exercisable - June 30, 2008	7,743,500	$0.49

Weighted average fair value of options granted
during the six months ended June 30, 2008		$0.20
Weighted average fair value of options granted
during the six months ended June 30, 2007		$0.75

The following tables summarize information about stock options outstanding at June 30, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,025,000	8.4 years	$0.23	$68,000
$0.31 to $0.43	4,850,000	7.2 years	$0.38	$—
$0.56 to $1.02	4,706,000	5.5 years	$0.87	$—
$2.75 to $3.00	62,500	2.7 years	$2.84	$—
$0.15 to $3.00	16,643,500	7.2 years	$0.47	$68,000

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	2,425,000	7.8 years	$0.22	$48,000
$0.31 to $0.43	2,550,000	6.9 years	$0.39	$—
$0.56 to $1.02	2,706,000	4.2 years	$0.76	$—
$2.75 to $3.00	62,500	2.7 years	$2.84	$—
$0.15 to $3.00	7,743,500	7.4 years	$0.49	$48,000

(1) The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2008. No options were exercised during the three and six month periods ended June 30, 2008 and 2007.

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

Using the Black-Scholes pricing model, the following assumptions were used to value the fair value of warrants granted during the three months ended June 30, 2008: dividend yield of 0%, risk-free interest rate from 2.65% to 3.13%, expected life equal to the contractual life between two and five years, and volatility of approximately 150%.

On April 18, 2008, we entered into an agreement with Redwood Consultants, LLC for services in public and investor relations and issued a two-year warrant to purchase up to 1,000,000 shares of our common stock at $0.20 per share, which includes a cash-less exercise provision. The value of the warrant totaled $126,887 using the Black-Scholes pricing model.

On May 4, 2008, we issued a five-year warrant to purchase up to 1,200,000 shares of our common stock through a private placement of units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share). The value of the warrant totaled $143,398 using the Black-Scholes pricing model.

On June 4, 2008, in consideration of a $160,000 loan to the Company, we issued a two-year warrant to purchase up to 160,000 shares of our common stock at $0.15 per share, which includes a cash-less exercise provision. The value of the warrant totaled $22,297 using the Black-Scholes pricing model.

On June 9, 2008, in consideration of a $50,000 loan to the Company, we issued a two-year warrant to purchase up to 50,000 shares of our common stock at $0.20 per share. The value of the warrant totaled $6,650 using the Black-Scholes pricing model.

On June 12, 2008, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.20 per share to an unaffiliated third party as compensation for introductions relating to the Bates-Hunter Mine, negotiated during 2006. The value of the warrant totaled $16,019 using the Black-Scholes pricing model.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2007	27,430,238	$0.53	$0.01 - $7.15

Granted	5,885,000	0.27	0.20 - 0.35
Cancelled or expired	(3,320,000)	0.58	0.12 - 1.00
Exercised (1)	(2,649,457)	0.04	0.01 - 0.15
Outstanding at June 30, 2008	27,345,781	$0.51	$0.01 - $7.15
Warrants exercisable at June 30, 2008	27,345,781	$0.51	$0.01 - $7.15

(1) Pursuant to a cashless exercise provision, Platinum Partners surrendered 49,457 of its available shares to pay for its cashless exercise of 1,000,000 shares, with an exercise price of $0.01per share.

NOTE 13 - EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of June 30, 2008, we hold interests in mineral exploration projects in Colorado (Bates-Hunter Mine), Mexico (Vianey) and South Africa (FSC). The following is a summary of our current projects:

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

On June 12, 2008, we completed the acquisition of the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, which included real property, mining claims, permits and equipment (the “Bates-Hunter”). We consummated the acquisition by transferring our right to purchase the Bates-Hunter to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corp., pursuant to a formal asset purchase agreement dated September 20, 2006, in which we issued a limited recourse promissory note for $6,750,000 Canadian Dollars and issued 3,620,000 shares of our common stock. Through a defined work program, including the dewatering of the existing mine shaft, we utilized Canadian drilling contractors to perform over 4,300 feet in surface drilling, which has provided detailed data for the creation of a 3-D map of the Bates-Hunter region. As of the date of this Report, we have concluded the drilling program and management is working on a revised work program and will release details after its assessment has been completed.

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

Additionally, we have $6,850,000 in advance payments on two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (i) a nickel mining operation, the Shanxi Hua Ze Nickel Smelting Co., which we believe we will receive $1,850,000 of our $2,000,000 investment and (ii) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd. (which includes Maanshan Zhaoyuan Mining Co. Ltd., Xiaonanshan Mining Co., Ltd.) and Changjiang Mining Company Limited, which on August 11, 2008, we announced the signing of definitive purchase contracts for the Nanjing Sudan Mining Co and the Yun County Changjiang Mining Co. The purchase price and terms materially conform to the agreements and associated amendments signed with the sellers.

As of June 30, 2008, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights. Furthermore, although our initial focus was in gold exploration projects, future projects will involve other minerals.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2007.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2008 and 2007. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $2,245,547 for the three months ended June 30, 2008 as compared to $1,719,750 for the same period in 2007. Of the expenses reported in 2008, approximately $970,000 relates to stock based compensation expenses, $346,000 relate to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), and $465,000 relates to public relations services, consulting fees, shareowner services. General and administrative expenses were $3,474,409 for the six months ended June 30, 2008 as compared to $2,773,702 for the same period in 2007. Of the expenses reported in 2008, approximately $1,217,000 relates to stock based compensation expenses, $715,000 relate to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), and $729,000 relates to public relations services, consulting fees, shareowner services. Of the expenses reported in 2007, the majority related primarily to our direct expenses relating to the Easyknit merger, the acquisition of China mining projects and consulting fees, which included direct mailing and emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website. We anticipate that our operating expenses will increase during the year due to our continued plans for exploration and acquisition financing.

Exploration expenses were $917,491 for the three months ended June 30, 2008 as compared to $552,503 for the same period in 2007. Exploration expenses were $1,482,525 for the six months ended June 30, 2008 as compared to $1,276,121 for the same period in 2007. Exploration expenses for 2008 relate primarily to the expenditures at the Bates-Hunter Mine and the $150,000 loss we recorded relating to the Shanxi Hua Ze Nickel Smelting Co., a nickel mining operation, located in the PRC. Subsequent to June 30, 2008, we determined that the Shanxi Hua Ze nickel transaction would not close and we are seeking to recover our advance payment. Our negotiations concluded with the Company agreeing with tenative terms for a termination agreement, which should provide a return of approximately $1,850,000 of our $2,000,000 investment. We anticipate the rate of exploration spending will increase during the year due to our anticipation of continued surface and under ground drilling programs at the Bates-Hunter and continued due diligence exploratory work at Vianey. Exploration expenses for 2007 relate to the expenditures on the Bates-Hunter and Vianey projects, which include the issuance of 2,100,000 shares of common stock valued at $560,000 to obtain the rights to the Vianey project and 100,000 shares of common stock valued at $27,000 to a vendor for extending payment terms for drilling services and recorded $3,583 in warrant expense for Bates-Hunter consultants.

Depreciation and amortization expenses were $8,153 for the three months ended June 30, 2008 as compared to $4,127 for the same period in 2007. Depreciation and amortization expenses were $12,280 for the six months ended June 30, 2008 as compared to $7,796 for the same period in 2007. Related to our due diligence process at the Bates-Hunter Mine, we have made certain purchases of equipment necessary to operate and de-water the property. Depreciation of these purchases is calculated on a straight-line method.

For the six months ended June 30, 2007, we had incurred approximately $987,000 in costs for the uncompleted and terminated merger with Easyknit Enterprises Holdings Limited. These costs represented fees charged by our Hong Kong and US attorneys and various Hong Kong advisors. In November 2007, we terminated the merger and on December 18, 2007, we entered into a Settlement Agreement and General Release with Easyknit, whereby the parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses.

For the six months ended June 30, 2008, we recorded $12,362 in losses related to certain assets that became damaged and un-repairable, which were being utilized for de-watering the Bates-Hunter Mine site.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense and other expense. Interest income for the three months ended June 30, 2008 was $215 compared to $731 for the same period in 2007. Interest income for the six months ended June 30, 2008 was $432 compared to $3,447 for the same period in 2007. We expect that future interest income will be low during the next twelve months as our cash balances are low.

Interest expense for the three months ended June 30, 2008 was $498,840 compared to $118,687 for the same period in 2007. Interest expense for the six months ended June 30, 2008 was $1,373,120 compared to $334,583 for the same period in 2007. Interest expense relates primarily to interest on significant new debt, extensions to debt agreements and additional rights granted to the promissory note holders. We expect interest expense to continue to increase during 2008, at amounts greater than previously recorded due to our continued need for cash and with the consummation of certain mining properties in the PRC.

With the consummation of the Bates-Hunter Mine acquisition, we are recording direct non-cash losses due to our dealings with the recourse promissory note, which is payable in Canadian Dollars. We recorded a $113,358 expense due to the exchange rate between the US Dollar and the Canadian Dollar at June 30, 2008. The likelihood of such foreign currency costs continuing seems reasonable especially should the US Dollar continue to weaken in value in the international economy.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. For the six months ended June 30, 2008 and 2007, we had net cash used in operating activities of $2,299,078 and $3,477,250, respectively.

We had a working capital deficit of $13,438,769 at June 30, 2008, compared to $11,393,352 at December 31, 2007. Cash and equivalents were $2,960 at June 30, 2008, representing a decrease of $127,521 from the cash and equivalents of $130,481 at December 31, 2007.

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

The China Gold Notes bore an initial interest rate of 8.25% per annum, and are convertible at the option of China Gold into shares of our common stock, originally at a conversion price of $1.00 per share, subject to anti-dilutive adjustments. In the event the Company and/or any of our majority-owned subsidiaries receive, at a time when any of the China Gold Notes remain outstanding, cumulative financing in the form of cash or immediately available funds from one or more third parties in the aggregate amount of at least $50,000,000 from and after June 19, 2007, (a “Substantial Financing”), the outstanding China Gold Notes issued under the Purchase Agreement shall be due and payable out of the proceeds from such Substantial Financing. In the event such prepayment of any or all outstanding China Gold Notes, the respective Holder of each such prepaid China Gold Note shall be entitled to receive from the Company, for a period of five years from the date of such prepayment, at an original purchase price of $1.00 per share, the right to purchase the number of shares of our common stock equal to the amount prepaid on such Note divided by $1.00 (the “Purchase Right”). The Purchase Right is limited to 9.8 million shares of our common stock.

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on the China Gold Notes to February 29, 2008 and we agreed to reduce the conversion price applicable to the China Gold Notes from $1.00 to $0.50 per share and to also reduce the purchase price of the Purchase Right from $1.00 to $0.50 per share. The letter agreement further gave us an option to obtain, at our sole discretion, an extension of the maturity dates of the respective China Gold Notes to May 31, 2008 in consideration for a further reduction in the conversion price applicable to the Notes and the purchase price relating the Purchase Right from $0.50 to $0.25 per share. On October 31, 2007, the fair value of our common stock was $0.25, therefore, there was no additional charge required to be recorded for the reduction in the conversion price due to the price being at or above $0.25 on the commitment date. We exercised our right to extend the maturity date to May 31, 2008 by giving notice to China Gold in February 2008. As of June 30, 2008, we have an outstanding principal balance of $9,800,000 and $977,222 of accrued interest of China Gold Notes.

From September to December 2007, we entered into three short-term notes payable transactions and borrowed an aggregate of $260,000 from the three lenders. We entered into amendments with two of the lenders providing them with reductions in the exercise price of the securities issued to them. Pacific Dawn Capital, LLC received two price reductions on its right-to-purchase of 1,000,000 shares, from $0.20 to $.15 to $0.10 per share. Donald Stoica, who became a director in April 2008, is an officer, director and member of Pacific Dawn. Additionally, Nancy White received a reduction of her warrant to purchase 100,000 shares from $0.27 to $0.20 per share. Mrs. White is the mother of H. Vance White, our Chairman. We retired these two notes as of March 31, 2008 and on June 5, 2008, we retired the final principal ($10,000) and accrued interest ($3,364) due under the third note by issuing 76,190 shares of our common stock, valued at $16,000, in lieu of a cash payment.

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

In December 2007, through a private placement offering, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had an original maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. We have a verbal extension until August 30, 2008. The note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share.

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

In May 2008, through a private placement of units of our unregistered securities (each unit consisting of one share of our unregistered common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 1,200,000 units at a price per unit of $0.25, resulting in gross proceeds of $300,000.

On June 12, 2008, we assigned our rights (to purchase the Bates-Hunter Mine) of that certain Asset Purchase Agreement dated September 20, 2006, to Hunter Bates Mining Corp. (a Minnesota corporation and a wholly owned subsidiary of ours) and consummated the acquisition by issuing a limited recourse promissory note from Hunter Bates payable to George E. Otten (a Colorado resident and one of the sellers) in the principal amount of $6,750,000 Canadian dollars and issuing 3,620,000 unregistered shares of our common stock. The note requires Hunter Bates to pay to Mr. Otten Cdn$250,000 on or before December 1, 2008 and commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined in the note). In order for Hunter Bates to be obligated to make a Production Revenue Payment, production at the mine would need to be achieved in order to make a profit. At this time, management has not determined the timeframe in which it believes that the mine can be put into production. The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015. Hunter Bates’ payment of the Note is secured by a deed of trust relating to the all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. If an event of default occurs under the deed of trust, Hunter Bates and Wits Basin shall be jointly and severally liable solely for a limited recourse amount of $2,000,000 Canadian dollars less the aggregate of (i) all payments of principal and interest under the note, (ii) any cash proceeds received by or on behalf of Mr. Otten from the cash sale, prior to such default, of any of the 3,620,000 shares of common stock (calculated on the basis of $0.5525 Canadian dollars per share) and (iii) any deemed proceeds resulting from the in specie disposition of any of the 3,620,000 shares of common stock by Mr. Otten to any of the selling parties (calculated on the basis of $0.5525 Canadian dollars per share). Mr. Otten’s sole recourse for any amounts due upon default of the note that are over and above the limited recourse amount set forth above shall be the secured property described in the deed of trust.

During the three months ended June 30, 2008, we received $100,000 (less $1,500 in fees) from the exercise of warrants: we received $10,000 from Platinum for the exercise of 1 million at $0.01 per share and two private placement shareholders exercised an aggregate of 600,000 at a reduced price of $0.15 per share for $90,000.

During the three months ended June 30, 2008, we reduced an obligation with the issuance of 172,321 shares of our common stock (valued at $42,908, based on the trading price our common stock, which was negotiated in March 2008, at $0.224 per share) in lieu of a $38,600 cash payment to a consultant.

During the three months ended June 30, 2008, we entered into two short-term notes payable transactions and borrowed an aggregate of $210,000 from the two lenders. One of the notes is due August 8, 2008 (and we currently are in negotiations with the lender regarding an extended maturity date) and one on September 4, 2008. Under the terms of the notes and as additional consideration for the loans, we issued two-year warrants to purchase up to an aggregate of 210,000 shares of our common stock, with exercise prices of $0.15 and $0.20 per share.

During the six months ended June 30, 2008, through a private placement of our securities, we’ve sold 6,456,666 shares of our common stock at $0.15 per share, resulting in net proceeds of $900,262.

Summary

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this Report, we have estimated our cash needs over the next twelve months to be approximately $81,000,000 (which includes approximately $11,900,000 due under our short-term convertible promissory notes (assuming some or all of such notes are not converted into equity prior to maturity); approximately $440,000 for other short-term notes payable; $1,000,000 for Bates-Hunter, $50,000 for Vianey; $150,000 for FSC and an estimated $65,000,000 due in order to complete the acquisition of the PRC iron ore mining assets during the fourth quarter of 2008). We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

OFF BALANCE SHEET ARRANGEMENTS

During the six months ended June 30, 2008, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

Since our entrance into the metals and minerals arena, most of the funds requests have required US Dollar denominations, even though most of our transactions have been with foreign entities. In the past, we have had very limited dealings with foreign currency transactions. Based on the proposed purchase of PRC mining projects from Chinese corporations and our recent purchase of the Bates-Hunter Mine with a promissory note denominated in Canadian Dollars, our exposure to foreign currency costs will increase. The trend for the exchange rates of the Canadian Dollar and the China Yuan Renminbi (CNY or RMB) against the US Dollar is increasing.

The following table displays the approximate exchange rate for the US Dollar:

Date, as of	Canadian Dollar	US Dollar (1)	China Yuan Renminbi
January 1, 2007	$0.858	$1.00	$0.128
January 1, 2008	$1.012	$1.00	$0.137
June 30, 2008	$0.982	$1.00	$0.145

(1) We can not predict what the actual exchange rates will be in the future, but our estimate is these rates will continue to increase, especially should the US Dollar continue to weaken in value in the international economy.

With the consummation of the Bates-Hunter Mine acquisition, we are recording direct losses due to our dealings with market risk and the likelihood of such foreign currency costs continuing seems reasonable and such costs could reduce the productivity of our assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008: (1) we sold 1,200,000 shares of our common stock at $0.25 per share and 723,333 shares at $0.15 per share, through private placements of our securities, resulting in net proceeds of $408,500; (2) we issued 2,600,000 shares of our common stock through the exercise of warrants and we received net proceeds of $98,500; (3) we entered into agreements with five third party consultants for services in public and investor relations and issued an aggregate of 1,600,000 shares of our unregistered common stock; (4) we issued 3,620,000 shares of our common stock pursuant to the acquisition of the Bates-Hunter Mine and (5) we issued an aggregate of 272,321 shares of our common stock in lieu of cash payments recorded in accounts payable.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1	Employment Agreement with Mark Dacko dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2008).

10.2	Letter Amendment entered into with China Gold, LLC dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2008).

10.3	Employment Agreement between the Company and Stephen D. King dated May 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.4	Stock Option Agreement between the Company and Stephen D. King dated May 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.5
Amended and Restated Stock Option Agreement between the Company and Deborah King dated May 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.6
Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.7
Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.8
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.9	Letter Amendment entered into with China Gold, LLC dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2008).

31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: August 15, 2008	By:	/s/ Stephen D. King
Stephen D. King Chief Executive Officer

By:	/s/ Mark D. Dacko
Mark D. Dacko Chief Financial Officer