Form 10-Q
period 2008-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2008-11-14
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☐ No ☒

As of November 13, 2008, there were 139,946,436 shares of the registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2008

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of September 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Operations -
	For the three months and nine months ended
	September 30, 2008 and September 30, 2007	5

	Condensed Consolidated Statements of Cash Flows -
	For the nine months ended September 30, 2008
	and September 30, 2007	6

	Notes to the Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	34

	Signatures	35

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

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
Assets
Current assets:
Cash	$263,273	$130,481
Prepaid expenses	426,401	91,030
Total current assets	689,674	221,511

Property, plant and equipment, net	2,073,653	73,206
Mineral properties and development costs	4,955,635	—
Advance payments on equity investments	6,850,000	7,000,000
Debt issuance costs, net	23,223	16,415
Total Assets	$14,592,185	$7,311,132

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible notes payable, net of original issue discount	$11,486,268	$9,843,283
Short-term notes payable, net of original issue discount	462,861	234,220
Accounts payable	237,326	229,292
Accrued interest	1,380,722	514,286
Other accrued expenses	2,138,742	793,782
Current portion of long-term recourse note payable	249,510	—
Total current liabilities	15,955,429	11,614,863

Long-term recourse note payable, net of discount	6,022,301	—

Shareholders’ deficit:
Common stock, $.01 par value, 300,000,000 shares authorized: 138,845,903 and 113,982,533 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,388,459	1,139,825
Additional paid-in capital	58,290,551	51,147,313
Warrants outstanding	4,943,302	5,710,383
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(49,075,397)	(39,368,792)
Total shareholders’ deficit	(7,385,545)	(4,303,731)
Total Liabilities and Shareholders’ Deficit	$14,592,185	$7,311,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		May 1, 2003 (inception) to Sept. 30,
	2008	2007	2008	2007	2008
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	2,225,700	1,256,998	5,700,109	4,030,700	24,534,113
Exploration expenses	302,653	519,391	1,785,178	1,795,512	12,150,919
Depreciation and amortization	26,431	4,127	38,711	11,923	515,025
Merger transaction costs	—	141,025	—	1,127,859	1,238,619
Stock issued as penalty	—	—	—	—	2,152,128
Loss on impairment of Kwagga Gold	—	—	—	—	2,100,000
Loss (gain) on sale of mining properties	—	(47,260)	—	(47,260)	571,758
Loss on disposal of assets	—	—	12,362	—	13,995
Total operating expenses	2,554,784	1,874,281	7,536,360	6,918,734	43,276,557
Loss from operations	(2,554,784)	(1,874,281)	(7,536,360)	(6,918,734)	(43,276,557)

Other Income (Expense):
Other income (expense), net	168	66,265	600	69,712	104,064
Interest expense	(793,759)	(391,671)	(2,166,879)	(726,254)	(6,164,012)
Foreign currency gain (loss)	109,392	—	(3,966)	—	(3,966)
Total other expense	(684,199)	(325,406)	(2,170,245)	(656,542)	(6,063,914)
Loss from Operations before Income Tax
Benefit and Discontinued Operations	(3,238,983)	(2,199,687)	(9,706,605)	(7,575,276)	(49,340,471)
Benefit from Income Taxes	—	—	—	—	243,920
Loss from Continuing Operations	(3,238,983)	(2,199,687)	(9,706,605)	(7,575,276)	(49,096,551)

Discontinued Operations:
Gain from discontinued operations	—	—	—	—	21,154
Net Loss	$(3,238,983)	$(2,199,687)	$(9,706,605)	$(7,575,276)	$(49,075,397)

Basic and Diluted Net Loss per Common Share:
Continuing operations	$(0.02)	$(0.02)	$(0.08)	$(0.07)	$(0.69)
Discontinued operations	—	—	—	—	—
Net Loss per Common Share	$(0.02)	$(0.02)	$(0.08)	$(0.07)	$(0.69)

Basic and Diluted Weighted Average Shares Outstanding	136,510,088	107,156,590	126,074,077	103,231,278	70,845,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended Sept. 30,		May 1, 2003 (inception) to Sept. 30,
	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(9,706,605)	$(7,575,276)	$(49,075,397)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	38,711	11,923	515,025
Loss (gain) on disposal of miscellaneous assets	12,362	—	(51,585)
Non-cash loss on nickel property (exploration)	150,000	—	150,000
Loss on sale of mining projects	—	(112,840)	571,758
Non-cash loss on foreign currency	3,966	—	3,966
Issuance of common stock and warrants for exploration rights	185,282	160,000	5,885,372
Amortization of debt issuance costs	60,664	27,814	236,002
Amortization of original issue discount & beneficial conversion feature	1,160,412	391,829	3,357,302
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	734,842	484,431	6,243,511
Issuance of common stock and warrants for services	251,797	27,000	2,353,737
Compensation expense related to stock options	1,641,211	937,677	2,924,035
Loss on impairment of Kwagga Gold	—	—	2,100,000
Issuance of common stock and warrants for interest expense	61,885	—	1,235,305
Issuance of common stock as penalty from private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	(12,065)	18,017
Prepaid expenses	(9,726)	(35,239)	(263,788)
Accounts payable	8,034	71,206	167,045
Accrued expenses	2,251,473	809,822	3,338,954
Net cash used in operating activities	(3,155,692)	(4,813,718)	(17,885,267)

INVESTING ACTIVITIES:
Purchases of property and equipment	(28,106)	(9,169)	(143,629)
Acquisition costs incurred with purchase of Bates-Hunter Mine	(64,680)	—	(64,680)
Proceeds from sale of mining projects	—	136,899	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Advance payments on equity investments	—	(7,795,000)	(7,000,000)
Net cash used in investing activities	(92,786)	(7,667,270)	(9,142,126)

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(250,000)	(1,325,000)	(3,009,645)
Cash proceeds from issuance of common stock, net of offering costs	1,225,242	780,000	7,634,049
Cash proceeds from exercise of stock options	—	30,000	199,900
Cash proceeds from exercise of warrants	198,500	2,010,387	6,724,547
Cash proceeds from short-term debt, net of OID	2,275,000	11,079,000	14,654,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(67,472)	(52,895)	(259,225)
Net cash provided by financing activities	3,381,270	12,521,492	26,593,626

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132,792	40,504	(433,767)
CASH AND CASH EQUIVALENTS, beginning of period	130,481	85,910	697,040
CASH AND CASH EQUIVALENTS, end of period	$263,273	$126,414	$263,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc., and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota. As of September 30, 2008, we own a past producing mine in Colorado (Bates-Hunter Mine) and hold interests in mineral exploration projects in South Africa (FSC) and Mexico (Vianey). The following is a summary of our projects:

•
On June 12, 2008, we completed the acquisition of the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, which included real property, mining claims, permits and equipment (the “Bates-Hunter”). We consummated the acquisition by transferring our right to purchase the Bates-Hunter to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corp., pursuant to a formal asset purchase agreement dated September 20, 2006, in which we issued a limited recourse promissory note for $6,750,000 Canadian Dollars and issued 3,620,000 shares of our common stock. Through a defined work program, 4,300 feet in surface drilling was accomplished, which provided detailed data for the creation of a 3-D map of the region. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have funds.

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

Additionally, we have advanced $6,850,000 related to two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (1) a nickel mining operation and (2) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd, Xiaonanshan Mining Co., Ltd and Mannshan Zhao Yuan Mining Co. Ltd. See Note 8 – Advanced Payments on Equity Investments for further information about the status of these two projects.

As of September 30, 2008, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals, we therefore remain substantially dependent on third party contractors to perform such operations.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-KSB filed April 4, 2008. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year as a whole.

All dollar amounts are expressed in this Report in US Dollars, unless specifically noted otherwise. Certain PRC transactions are denominated in the Chinese Dollar, referred to as the China Yuan Renminbi (“CNY” or “RMB”).

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

As of September 30, 2008, we have (1) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (2) 24,357,974 shares of common stock issuable upon the exercise of outstanding warrants and (3) reserved an aggregate of 62,403,229 shares of common stock issuable under outstanding convertible debt agreements. These 103,404,703 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented. Additionally, we have reserved approximately 50 million shares that could be issued upon satisfactory performance of a consultant (for services to be performed after September 30, 2008) and the potential consummation of various mining project acquisitions, subject to the satisfaction of certain conditions under the respective agreements.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2008, we incurred losses from continuing operations of $9,706,605. At September 30, 2008, we had an accumulated deficit of $72,007,857 and a working capital deficit of $15,265,755. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this Form 10-Q, we do not claim to have any mineral reserves on our properties.

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

In July 2008, we entered into a six month consulting agreement with an unaffiliated third party consultant and issued a two-year warrant to purchase up to 4 million shares of our common stock (with a fair value of $600,000 based on the Black-Scholes Pricing model).

Included in the other prepaid expenses are two bonds (held in the form of a certificate of deposit), in the amount of $10,000 each, required by the State of Colorado for exploration activities, which earn nominal interest. The two bonds should not have to be expensed unless an event requires us to release them to the State. Components of prepaid expenses are as follows:

	September 30,	December 31,
	2008	2007
Prepaid consulting fees	$361,388	$35,743
Other prepaid expenses	65,013	55,287
	$426,401	$91,030

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Depreciation expense of the depreciable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. Components of our depreciable assets are as follows:

	September 30,	December 31,
	2008	2007
Land	$610,423	$—
Buildings	1,330,902	—
Equipment	199,694	115,522
Less accumulated depreciation	(67,366)	(42,316)
	$2,073,653	$73,206

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

On June 12, 2008, through our wholly owned subsidiary Hunter Bates Mining Corp., a Minnesota corporation, we completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note in the principal amount of $6,750,000 Canadian Dollars ($6,736,785 and $6,732,819 in US Dollars as of June 12, 2008 and September 30, 2008 respectively) and the issuance of 3,620,000 shares of our common stock with a fair value of $0.205 per share (the closing sale price on June 11, 2008) totaling $742,100. We also incurred acquisition costs of $80,698.

The following table summarizes the initial allocation of the purchase price to the mining claims and permits acquired in the transaction. Since the allocation is preliminary and future refinements are likely to be made based on the completion of final valuation studies, we have not recorded any amortization expense nor have we determined that impairment has occurred for the period ended September 30, 2008.

Recorded US $ Value
Mining claims (1)	4,952,292
Mining permits (2)	3,343
$4,955,635

(1) We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2) We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 8 – ADVANCE PAYMENTS ON EQUITY INVESTMENTS

Background

We made loans through China Global Mining Resources Limited, a British Virgin Islands corporation and wholly owned subsidiary of ours (“CGMR BVI”) in the aggregate amount of $7 million to acquire interests in certain mining properties located in the PRC. The loans to CGMR BVI were made out of the proceeds from the China Gold, LLC convertible promissory notes (see Note 10). CGMR BVI’s obligations under the loans are secured by its rights to acquire interests in a group of iron ore mining properties and a nickel property. As of September 30, 2008, we only hold the rights or options to acquire PRC properties and therefore continued to record these as advanced payments until such time as we complete a transaction. The nickel property purchase is not proceeding forward for various reasons noted below.

Iron Ore – Nanjing Sudan Mining, Maanshan Xiaonanshan Mining, Mannshan Zhao Yuan Mining

CGMR BVI is a party to that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (the “Nanjing Heads of Agreement”) with two individual PRC sellers, Maanshan Xiaonanshan Mining Co. Ltd (“XNS”) and Mannshan Zhao Yuan Mining Co. Ltd (“MZM”) (all four collectively, the “Sellers”), pursuant to which CGMR BVI (or its nominee) holds the right to acquire 100% equity of the iron ore processing plant, the Nanjing Sudan Mining Co., Ltd. (“Sudan”) and the related assets of the two iron ore mining properties of XNS and MZM. The Nanjing Heads of Agreement states a purchase price of $66 million (or the RMB equivalent), to be paid in cash or in shares of stock of a listed company, as agreed by the parties. Of this amount, CGMR BVI advanced an aggregate of $5 million to be credited against the final purchase price.

The Nanjing Heads of Agreement called for the completion of definitive documents and the receipt of necessary government approvals before May 30, 2007, but the parties continued to work under a verbal agreement to extend the applicable timetable (mainly due to a difficulty in obtaining the necessary permits), until January 25, 2008, when Wits Basin, CGMR BVI and the Sellers entered into a letter agreement establishing a payment schedule and a revised purchase price relating to Nanjing Heads of Agreement. The letter agreement set the purchase price at 620 million RMB (as of January 25, 2008, approximately $86 million US) and required payments to be made based on verification of permitting issuances. The increase in the purchase price was due primarily to the increase in iron ore spot pricing and the change to denomination in the RMB was due primarily to the continual changes in the exchange rate applicable to the U.S. Dollar.

On March 14, 2008, the parties executed two additional agreements. One of the agreements amended the terms of Nanjing Heads of Agreement to memorialize the closing date for the acquisition to be on or around April 20, 2008. The closing date was subsequently extended again to be no later than July 31, 2008. The second agreement defined that additional assets are to be included in the acquisition. The parties agreed to identify and provide third party appraisal valuations for all of the assets to be acquired, and that the purchase price for the acquisition was further subject to adjustments (increases or decreases) based on the valuation of those assets at closing. This second agreement was necessary since the Sudan and the XNS are actively being operated, and as such, equipment is being added and removed from service as a normal course of business. The parties further agreed to consider a 10% payment in the event of a breach of the Nanjing Heads of Agreement.

On August 11, 2008, pursuant to the terms of Nanjing Heads of Agreement, whereby CGMR BVI could transfer its rights to a nominee, the Sellers entered into three new definitive agreements (specifically, Equity Transfer Agreements) with Maanshan Global Mining Resources Limited (“MGMR”), a limited liability company incorporated under the laws of the PRC. MGMR is a wholly owned subsidiary of CGMR BVI.

(1) Equity Transfer Agreement of the Nanjing Sudan Mining Co., Ltd.

Pursuant to the Equity Transfer Agreement of the Nanjing Sudan Mining Co., Ltd. (“Sudan ETA”), MGMR will acquire 100% of the equity of Sudan for the purchase price of 160 million RMB or the US Dollar equivalent (approximately $23.3 million US at the agreed upon exchange rate equal to the middle day rate issued by the People’s Bank of China for August 11, 2008, or 6.86 RMB to $1.00 US). The purchase price payment will require the use of a Chinese escrow agent and be divided into two installments: 90.8 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the Sudan ETA and 69.2 million RMB 15 days prior to the formal closing. Additionally, Sellers are obligated to make certain capital expenditures relating to Sudan’s plant and equipment, with such expenditures anticipated to be approximately 120 million RMB. The Sellers were to be reimbursed by MGMR provided that a detailed ledger of the costs of such improvements had been provided by September 10, 2008 (which did not occur and such detailed ledger is still forthcoming). The Sudan ETA requires the parties to have an independent accounting firm produce an inventory listing of the assets of Sudan prior to closing. The closing of the transaction is to occur no later than 15 days after the issuance of certain necessary governmental approvals and licenses, which shall occur no later than December 20, 2008.

(2) Equity Transfer Agreement of the Maanshan Xiaonanshan Mining Co., Ltd.

Pursuant to the Equity Transfer Agreement of the Maanshan Xiaonanshan Mining Co., Ltd. (“XNS ETA”), MGMR will acquire 100% of the equity of XNS for the purchase price of 130 million RMB or the US Dollar equivalent (approximately $19 million US at the agreed upon exchange rate equal to the middle day rate issued by the People’s Bank of China for August 11, 2008, or 6.86 RMB to $1.00 US). The purchase price payment will require the use of a Chinese escrow agent and be divided into two installments: 73.8 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the XNS ETA and 56.2 million RMB 15 days prior to the formal closing. Additionally, Sellers are obligated to make certain expenditures (mining, natural resource and land use fees) relating to the increase in mine output production and such expenditures over the prior output level will be reimbursed to Sellers by MGMR pursuant to a detailed ledger of the costs of such expenditures. The XNS ETA requires the parties to have an independent accounting firm produce an inventory listing of the assets of XNS prior to closing. The closing of the transaction is to occur no later than 15 days after the issuance of certain necessary governmental approvals and licenses, which shall occur no later than December 20, 2008.

(3) Equity Transfer Agreement of the Mannshan Zhao Yuan Mining Co., Ltd.

Pursuant to the Equity Transfer Agreement of the Mannshan Zhao Yuan Mining Co., Ltd. (“MZM ETA”), MGMR will acquire 100% of the equity of MZM for the purchase price of 80 million RMB or the US Dollar equivalent (approximately $11.7 million US at the agreed upon exchange rate equal to the middle day rate issued by the People’s Bank of China for August 11, 2008, or 6.86 RMB to $1.00 US). The purchase price payment will require the use of a Chinese escrow agent and be divided into two installments: 45.4 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the MZM ETA and 34.6 million RMB 15 days prior to the formal closing. The agreement requires the parties to have an independent accounting firm produce an inventory listing of the assets of MZM prior to closing. The closing of the transaction is to occur no later than 15 days after the issuance of certain necessary governmental approvals and licenses, which shall occur no later than December 20, 2008.

In the event of breach of the terms of the any of the Equity Transfer Agreements by Sellers, they will be required to return the $5 million advance and further pay damages in an amount equal to twice the deposit amount and all direct and indirect expenses relating to the transactions incurred by MGMR, CGMR BVI and Wits Basin. In the event the breach is due to the failure by Sudan, XNS or MZM (collectively the “Iron Ore Properties”) to possess the necessary land use rights to mine their respective properties or otherwise be unable to operate, Sellers and the Iron Ore Properties will be required to return the $5 million advance, pay for additional expenses of MGMR and pay damages in the amount of $33 million. In the event of a breach by MGMR, it will be required to pay Sellers damages in the amount of $33 million.

Pursuant to the terms of the Equity Transfer Agreements, MGMR entered into a consulting agreement with one of the Sellers, Mr. Lu Benzhao, whereby he shall assist MGMR in operating the Iron Ore Properties, assist in obtaining and maintaining necessary governmental approvals and provide strategic advice, among other services. The term of the consulting agreement is for two years, commencing upon the closing of the acquisition of the Sudan and XNS. In consideration of his services, MGMR shall be obligated to pay Mr. Benzhao a consulting fee of approximately $10 million within 1 day of the closing of the Sudan and XNS. Additionally, Mr. Benzhao will be eligible to earn up to $44 million and other equity incentives through the life of the consulting agreement, such cash amount to be paid by December 31, 2009. MGMR can offset against the amount of the final payment on the consulting agreement any breaches by Sellers of any representations and warranties under the Equity Transfer Agreements. Pursuant to the consulting agreement, Mr. Benzhao also agreed to a five-year non-compete and non-solicitation relating to any similar businesses in the Maanshan and Nanjing municipalities and standard confidentiality provisions.

The completion of the acquisition of the Sudan, XNS and MZM will require significant financing. We anticipate that financing will be obtained through the proposed joint venture with London Mining Plc or we will look for other financing arrangements with third parties. In the event these transactions are not completed, there can be no assurance that we will be able to recover the $5 million advance on a timely basis, or at all.

Subsequent to the end of the fiscal quarter, on October 29, 2008, MGMR entered into two amendment agreements with the Sellers, CGMR BVI and China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”) setting forth certain amendments to the Sudan and XNS Equity Transfer Agreements, whereby, amongst other amendments, the schedule relating to the timing of purchase price payments for the Equity Transfer Agreements were amended. CGMR HK is a wholly owned subsidiary of Wits Basin. See Note 15 – Subsequent Events for details on these amendments.

Iron Ore – Yun County Changjiang Mining Company Ltd.

CGMR BVI is also party to that certain Equity Transfer Heads of Agreement (“Changjiang Heads of Agreement”) dated May 4, 2007 with three individual sellers, whereby CGMR BVI holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million. The purchase price is to be paid with no more than $15 million and the remainder in shares of stock of a listed company. Two of the sellers, holding an aggregate of 90% of the interest in Changjiang, are parties to the Nanjing Heads of Agreement. Under the Changjiang Heads of Agreement, CGMR BVI is required to arrange for a loan to Changjiang in the amount of $10 million, such loan to be secured by the capital stock of Changjiang. Additionally, in the event CGMR BVI and Changjiang enter into an exclusive supply agreement relating to the purchase by CGMR BVI of iron ore from Changjiang, CGMR BVI will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties, but not to exceed 1.2 billion RMB. In order to begin production at the Changjiang, the involvement of the Chinese government will be required, and as such, the Changjiang is a long-term project. As of September 30, 2008, no funds have been advanced for this project.

Nickel – Shaanxi Hua Ze Nickel Smelting Co.

CGMR BVI was a party to that certain Joint Venture Agreement with Shaanxi Hua Ze Nickel Smelting Co. (“Shaanxi Hua Ze”) dated April 14, 2007 (as supplemented on June 6, 2007) and a Supply Contract, pursuant to which the parties contemplated a joint venture relating to the Xing Wang Mine, in which CGMR BVI would purchase 40 metric tons of electrolytic nickel from Shaanxi Hua Ze. CGMR BVI provided a $2 million advance payment, which payment also served as a prepayment of the initial contribution outlined in the Joint Venture Agreement. The consummation of the Joint Venture Agreement would have required an additional investment of approximately 580 million RMB (or approximately $78 million US).

Our inability to meet the agreed upon timetables for contributions and the seller’s inability to obtain the necessary permits for the joint venture created significant delays in forward progress and on July 31, 2008, CGMR BVI entered into (1) a Termination Agreement with Shaanxi Hua Ze whereby it was agreed to terminate the Joint Venture Agreement and (2) a Settlement Agreement whereby the parties terminated the Supply Contract. As part of the Settlement Agreement, Shaanxi Hua Ze agreed to refund to CGMR BVI $1.85 million within 20 business days, representing a partial refund of the $2 million advanced to Shaanxi Hua Ze. For the period ended June 30, 2008, we recorded a $150,000 loss (as exploration expenses) on this advance, in anticipation of the refund.

On October 20, 2008, we received the $1.85 million refund and therefore will no longer be providing details on this property.

NOTE 9 – DEBT ISSUANCE COSTS

We’ve paid debt issuance costs with respect to legal services relating to promissory notes issued. The following table summarizes the activity of those debt issuance costs:

	September 30,	December 31,
	2008	2007
Debt issuance costs, net, beginning of period	$16,415	$—
Add: additional debt issuance costs	67,472	52,895
Less: amortization of debt issuance costs	(60,664)	(36,480)
Debt issuance costs, net, end of period	$23,223	$16,415

NOTE 10 – CONVERTIBLE NOTES PAYABLE

China Gold, LLC

On April 10, 2007, we entered into a Convertible Notes Purchase Agreement (“CNPA”) with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we issued and sold the initial convertible note in the amount of $3,000,000, with a purchase discount of $60,000 (“Note 1”). On May 7, 2007, we issued and sold an additional convertible note in the amount of $2,000,000, with a purchase discount of $40,000 (“Note 2”). On June 19, 2007, we entered into Amendment No. 1 to the CNPA, whereby, among other things, China Gold was entitled to a Purchase Right to acquire shares of our common stock at equivalent terms to its rights to otherwise convert the notes; and we issued and sold an additional convertible note in the amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). On July 9, 2007, we issued and sold an additional convertible note in the amount of $800,000, with a purchase discount of $16,000 (“Note 4” and collectively with Note 1, Note 2 and Note 3, the “Notes”). The Notes bore an initial interest rate of 8.25% per annum and were convertible at the option of China Gold into shares of our common stock, originally at a conversion price of $1.00 per share. As of September 30, 2008, the outstanding Notes principal balance was $9,800,000, with accrued interest of $1,329,657. We received net proceeds of $9,604,000, less $196,000 paid to an affiliate of China Gold in the form of loan discount fees. We have fully amortized the original issue discount using the straight-line method, which approximated the interest method.

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As consideration for the Note extensions, we agreed to reduce the conversion price applicable to the Notes and to the Purchase Right from $1.00 to $0.50 per share. The letter agreement further gave us an option to obtain an extension of the maturity dates of the Notes to May 31, 2008 in consideration for a further reduction in the conversion price and the Purchase Right price from $0.50 to $0.25 per share, which we exercised in February 2008.

On May 14, 2008, we entered into an additional letter agreement with China Gold whereby the parties amended the maturity date of the Notes to July 14, 2008. As consideration for the Notes extensions, we agreed to increase the interest rate applicable to the Notes from 8.25% to 12.25% (effective May 14, 2008) and to reduce the purchase price relating to the Purchase Right from $0.25 to $0.18 per share. On May 14, 2008, the fair value of our common stock was $0.17, therefore, there was no additional charge required to be recorded for the reduction in the conversion price. We received an additional extension until September 12, 2008 without further compensation required by China Gold.

See Note 15 – Subsequent Events for details on a payment and amendments to the Notes.

Other Third Party

In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19”. Under the terms of the convertible promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of February 12, 2009. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $27,500. Since the debt was convertible on the issuance date, the entire beneficial conversion amount was charged to interest expense in 2007. The lender provided an extension on the maturity date until September 30, 2008 and as consideration for the extension, we issued a two-year warrant to purchase up to 200,000 shares of our common stock at $0.20 per share and recorded the Black-Scholes pricing model calculation of $20,000 as additional interest expense. On September 30, 2008, the lender again provided an extension on the maturity date until December 31, 2008 and as consideration for the extension, we agreed to make a one-time cash payment of $3,100 in December 2008. As of September 30, 2008, the note has accrued interest of $8,636.

Platinum Senior Secured Convertible Promissory Note

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Platinum Note”). The Platinum Note has a maturity date of February 11, 2009. Platinum has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share. The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price. The Platinum Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing March 31, 2008, with the principal balance of the Platinum Note, together with any accrued and unpaid interest thereon, due and payable on the maturity date. At any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), Platinum shall have the option to: (Option 1) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest or (Option 2) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand. Subject to certain conditions, if, between August 11, 2008 and February 11, 2009, our common stock exceeds $0.50 per share for a period of 20 consecutive trading days, we will be entitled to require the holder of the Platinum Note to convert the outstanding balance of the Platinum Note at the applicable conversion price. The number of shares issuable under the Platinum Note is limited to 4.99% of the current aggregate common stock outstanding (approximately 7 million shares at September 30, 2008).

Our obligations under the Platinum Note are secured by a first priority security interest in all of our assets with the exception of our equity interests and assets held in CGMR BVI and Wits-China Acquisition Corp., a Minnesota corporation and a wholly owned corporation of ours, to the extent such entities or assets are located in or relate to China and are subject to a lien in favor of China Gold, LLC. Platinum’s security interest includes our equity interest in Gregory Gold Producers, Inc., a Colorado corporation and a wholly owned corporation of ours and our 35% equity ownership in Kwagga Gold (Barbados) Limited (the FSC Project). We also delivered to Platinum a guaranty of Gregory Gold Producers.

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

On August 27, 2008, Platinum gave notice to convert $50,000 of the principal balance into 538,184 shares of our common stock. The conversion price was calculated to be $0.092905 per share on August 27, 2008 (pursuant to Option 2 that became effective any time after August 11, 2008 as described above). Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge of $52,081 was recorded as interest expense and credited to additional paid in capital.

As of September 30, 2008, the principal balance is $970,000 with accrued interest of $25,391.

London Mining Plc

On August 22, 2008, we entered into a financing arrangement with London Mining, Plc, a United Kingdom corporation (“LM”), pursuant to which we issued to LM a Convertible Promissory Note in the principal amount of $1,000,000 (the “LM Note”). The LM Note is convertible at the option of LM at any time into shares of our common stock at a conversion price of $0.20 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock). There was no beneficial conversion charge as the Company's stock value on the commitment date was $0.17. Our obligations under the LM Note are unsecured and the LM Note accrues interest at a rate of 8% per annum with such interest payable with the principal balance on the earlier of (1) the closing of the proposed acquisition of the Iron Ore Properties or (2) August 22, 2009. On August 27, 2008, we received an initial $500,000 advance and on September 19, 2008, we received an additional $300,000 advance. As of September 30, 2008, the outstanding principal balance is $800,000 with accrued interest of $4,457.

Summary of Convertible Notes Payable

The following table summarizes all of the convertible note balances:

Original gross proceeds received in 2007	$9,910,000
Less: original issue discount at time of issuance of notes	(206,000)
Less: principal payments	—
Less: value assigned to beneficial conversion feature and warrants	(40,224)
Add: amortization of original issue discount and beneficial conversion feature	179,507
Balance at December 31, 2007	9,843,283
Add: Gross proceeds of 2008	1,820,000
Less: value assigned to original beneficial conversion feature and warrants	(1,020,000)
Less: value assigned to additional beneficial conversion feature and warrants	(72,081)
Add: amortization of original issue discount and beneficial conversion feature	965,066
Less: conversion of principal	(50,000)
Less: principal payments	—
Balance at September 30, 2008	$11,486,268

The total principal balance as of September 30, 2008 is $11,680,000.

NOTE 11 – SHORT-TERM NOTES PAYABLE

In June 2008, in consideration of an unsecured loan from Shirley Co. LLC, a Colorado limited liability company, we issued a promissory note in the principal amount of $50,000 to Shirley Co. The promissory note had an original maturity date of August 8, 2008, and bears interest at a rate of 2% per annum. Under the terms of the promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 50,000 shares of our common stock at $0.20 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value allocated to the warrant was $7,139 based on the Black-Scholes pricing model and was fully amortized by August 8, 2008. The lender provided an extension on the maturity date until December 31, 2008 and as consideration for the extension, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.15 per share and recorded the Black-Scholes pricing model calculation of $11,000 which was expensed as additional interest expense. As of September 30, 2008, the note has accrued interest of $310.

In June 2008, in consideration of an unsecured loan from Pioneer Holdings, LLC, a Kansas limited liability company (“Pioneer”), we issued a promissory note in the principal amount of $160,000 to Pioneer. The zero interest promissory note had a maturity date of September 4, 2008. Under the terms of the promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 160,000 shares of our common stock at $0.15 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value allocated to the warrant was $22,297 based on the Black-Scholes pricing model and was fully amortized by September 4, 2008.

In July 2008, in consideration of an additional unsecured loan from Pioneer, we issued a promissory note in the principal amount of $100,000 to Pioneer. The zero interest promissory note had a maturity date of October 10, 2008. Under the terms of the promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.15 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value allocated to the warrant was $9,674 based on the Black-Scholes pricing model and is being amortized over the term of the debt.

On July 10, 2008, we entered into a new 90-day 10% Senior Secured Promissory Note with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), in which we issued a promissory note in the principal amount of $110,000 with an original maturity date of October 8, 2008 and we received net proceeds of $100,000. The promissory note is secured by a continuing first priority security interest in all of our assets with the exception of our equity interests and assets, to the extent such entities or assets are located in or relate to the Iron Ore Properties and are subject to a lien in favor of China Gold, LLC (See Note 10 regarding Platinum’s February 11, 2008 10% Senior Secured Convertible Promissory Note of $1,020,000). As of September 30, 2008, the note has accrued interest of $2,490. The promissory note was subsequently extended to December 8, 2008.

In July 2008, Gregory Gold Producers entered into an unsecured promissory note in the principal amount of $20,000, which bears interest of 10% per annum and a maturity date of December 31, 2008. The lender is a member of the board of directors for Gregory Gold.

In August 2008, Pioneer made a direct $25,000 payment to one of the investment banking companies we have engaged in negotiating the financing of the Iron Ore Properties and our proposed joint venture agreement with London Mining. We agreed with Pioneer to pay interest of 12.25% on this direct payment and such repayment was a due on demand arrangement.

The following table summarizes the short-term notes payable balance (total principal of $465,000):

Balance at December 31, 2007	$234,220
Add: Gross proceeds of 2008	465,000
Less: original issue discount at time of issuance	(10,000)
Less: value assigned to warrants	(50,110)
Add: amortization of original issue discount	83,751
Less: principal payments	(260,000)
Balance at September 30, 2008	$462,861

See Note 15 – Subsequent Events for details on the satisfaction of the $160,000, $100,000 and $25,000 Pioneer loans described above.

NOTE 12 - LONG-TERM RECOURSE NOTE PAYABLE

On June 12, 2008, the Company and Hunter Bates Mining Corp., a Minnesota corporation and a wholly owned subsidiary of ours, completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of $6,750,000 Canadian Dollars. The note requires Hunter Bates to pay to Mr. Otten $250,000 Canadian on or before December 1, 2008 and commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined in the note). The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015. Hunter Bates’ payment of the Note is secured by a deed of trust relating to the all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. The note balance reflects the discount (originally $580,534) relating to the recourse note being non-interest bearing until the first payment in 2010.

Terms of the note in US Dollars as of September 30, 2008 are as follows:

Principal	$6,736,785
Less: discount for imputed interest	(468,940)
Plus unrealized foreign currency loss	3,966
Balance	6,271,811
Less: current portion	(249,510)
Long-term portion	$6,022,301
NOTE 13 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended September 30, 2008: (1) we issued an aggregate of 400,000 shares of our unregistered common stock to two unaffiliated third party consultants for services in public and investor relations and (2) we issued 4,400,000 shares through the exercise of warrants for cash and received net proceeds of $100,000.

During the three months ended September 30, 2008, Platinum (See Note 10) received an aggregate of 3,569,383 shares of our common stock as follows: (1) we issued Platinum 260,268 shares in lieu of its interest payment due on June 30, 2008 under its senior secured convertible promissory note (valued at $52,053); (2) Platinum exercised certain warrants and received 2,770,931 shares of our common stock by surrendering 216,876 of its available shares (via the cashless exercise provision) to pay for the exercise; and (3) Platinum converted $50,000 of its senior secured convertible promissory note into 538,184 shares.

Stock Based Compensation

On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their estimated fair values unless a fair value is not reasonably estimable. Our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007, reflect the impact of SFAS 123(R). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our condensed consolidated statements of operations.

Option Grants

We have five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, we have two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above. As of September 30, 2008, an aggregate of 21,250,000 shares of our common stock may be granted under our plans and non-plans as determined by the board of directors, of which 1,664,000 are available for future issuances.

We use the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards under SFAS 123(R). Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards. For performance-based awards, we recognize the expense when the performance condition is probable of being met. The adoption of SFAS 123(R) also requires certain changes to the accounting for income taxes and the method used in determining diluted shares, as well as additional disclosure related to the cash flow effects resulting from share-based compensation.

There were no options granted during the three months ended September 30, 2008. Relating to the options granted during the other periods of 2008, the fair value of each option grant was estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2008	2007
Weighted average fair value of options granted	$0.20	$0.75
Risk-free interest rate	3.13%	4.65%
Expected volatility factor	150% - 151%	156% - 160%
Expected dividend	—	—
Expected option term	10 years	10 years

We recorded $423,944 and $212,402 related to employee stock compensation expense for the three months ended September 30, 2008 and 2007, respectively and $1,641,211 and $937,677 for the nine months ended September 30, 2008 and 2007, respectively. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had no impact on the loss per share for the three months ended September 30, 2008 and a $0.01 impact on the loss per share for the nine months ended September 30, 2008. As of September 30, 2008, approximately $2,951,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately three years.

The following table summarizes information about our stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2007	13,659,500	$0.53

Granted	3,000,000	0.20
Canceled or expired	(16,000)	4.25
Exercised	—	—
Options outstanding - September 30, 2008	16,643,500	$0.47

Options exercisable – September 30, 2008	8,443,500	$0.47

Weighted average fair value of options granted during the nine months ended September 30, 2008		$0.20
Weighted average fair value of options granted during the nine months ended September 30, 2007		$0.62

The following tables summarize information about our stock options outstanding at September 30, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,025,000	8.1 years	$0.23	$—
$0.31 to $0.43	4,850,000	6.9 years	$0.38	$—
$0.56 to $1.02	4,706,000	5.2 years	$0.87	$—
$2.75 to $3.00	62,500	2.5 years	$2.84	$—
$0.15 to $3.00	16,643,500	6.9 years	$0.47	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	2,725,000	7.8 years	$0.23	$—
$0.31 to $0.43	2,950,000	6.9 years	$0.38	$—
$0.56 to $1.02	2,706,000	3.9 years	$0.76	$—
$2.75 to $3.00	62,500	2.5 years	$2.84	$—
$0.15 to $3.00	8,443,500	5.8 years	$0.47	$—

(1) The aggregate intrinsic value represents the difference between the closing stock price on September 30, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2008. No options were exercised during the three and nine month periods ended September 30, 2008 and 2007.

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

Using the Black-Scholes pricing model, the following assumptions were used to value the fair value of warrants granted during the three months ended September 30, 2008: dividend yield of 0%, risk-free interest rate from 2.0% to 2.7%, expected life equal to the contractual life between two and five years, and volatility of approximately 148%.

In July 2008, we entered into a consulting agreement for investor and public relations with an unaffiliated third party and issued a two-year warrant to purchase up to 4 million shares of our common stock at $0.01 per share. The fair value of the warrant totaled $600,000 using the Black-Scholes pricing model. The consultant exercised all 4 million in the same month for $40,000.

In July 2008, in consideration of a $100,000 loan with an unaffiliated third party, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.15 per share, which includes a cashless exercise provision. The value of the warrant totaled $10,000 using the Black-Scholes pricing model.

In August 2008, in consideration of extensions on maturity dates from various note holders, we issued (1) a warrant to purchase up to 200,000 shares of our common stock at $0.20 per share for the maturity date extension on a $110,000 loan and (2) a warrant to purchase up to 100,000 shares of our common stock at $0.15 per share for the maturity date extension on a $50,000 loan. The aggregate value of the warrants totaled $31,000 using the Black-Scholes pricing model.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2007	27,430,238	$0.53	$0.01 – $7.15

Granted	10,285,000	0.15	0.01 – 0.35
Cancelled or expired	(3,320,000)	0.58	0.12 – 1.00
Exercised (1)	(10,037,264)	0.02	0.01 – 0.15
Outstanding at September 30, 2008	24,357,974	$0.56	$0.01 – $7.15

Warrants exercisable at September 30, 2008	24,357,974	$0.56	$0.01 – $7.15

(1) Pursuant to a cashless exercise provision, Platinum surrendered 216,876 of its available shares to pay for its cashless exercise of 2,770,931 shares, with an exercise price of $0.01per share.

NOTE 14 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and should be included in the computation of earnings per share using the two-class method outlined in SFAS No. 128, Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The adoption of this new guidance on January 1, 2009 should not have an effect on our reported earnings per share.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance addresses the determination of the useful life of intangible assets which have legal, regulatory or contractual provisions that potentially limit a company’s use of an asset. Under the new guidance, a company should consider its own historical experience in renewing or extending similar arrangements. We are required to apply the new guidance to intangible assets acquired after December 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009.  SFAS No. 160 is currently not expected to have a material effect on the Company’s results of operations, cash flows or financial position.

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

NOTE 15 – SUBSEQUENT EVENTS

The Company’s Board of Directors authorized an extension for two warrants to purchase shares of the Companies common stock, both originally issued to Stephen King currently our CEO (who at that time, served only as a member of the board) and subsequently assigned to his spouse. Each warrant represents the right to purchase up to one million (1,000,000) shares with an exercise price of $0.15 per share. The warrants had expiration dates of October 13, 2008 and November 4, 2008 and each was extended for two full years to October 13, 2010 and November 4, 2010, respectively. No other modifications were authorized.

On October 10, 2008, Platinum Long Term Growth V, LLC gave notice to convert an additional $100,000 of the principal balance of their 10% Senior Secured Convertible Promissory Note (See Note 10) into 1,100,533 shares of our common stock. Pursuant to the terms of the convertible promissory note, the conversion price was adjusted from $0.18 to $0.090865 per share, which was 85% of the lowest VWAP for the 10 trading days preceding October 10, 2008.

On October 20, 2008, we received the $1.85 million refund pursuant to the Termination and Settlement Agreements with Shaanxi Hua Ze Nickel Smelting Co. (See Note 8).

On October 23, 2008, we repaid the three loans from Pioneer Holdings, LLC (See Note 11) in the aggregate amount of $296,865 from the proceeds of the $1.85 million Shaanxi Hua Ze Nickel refund. This payment included $11,865 of interest. Additionally, we entered into negotiations with Pioneer for extensions to the maturity dates on the $160,000 and $100,000 loans and as consideration for the extensions, we agreed to amend the terms of the loans, such that an interest rate of 12.25% would be retroactively applied to the $285,000 principal.

On October 23, 2008, we paid accrued interest of $1,441,000 (from the proceeds of the $1.85 million Shaanxi Hua Ze Nickel refund) towards China Gold, LLC’s four convertible promissory notes of $9.8 million (See Note 10).

On October 27, 2008, we received the final $200,000 advance pursuant to the $1 million Convertible Promissory Note financing arrangement with London Mining, Plc (See Note 10).

On October 28, 2008, in consideration of a secured loan from China Gold, LLC, we issued a secured promissory note in the principal amount of $441,000 to China Gold. The secured promissory note has a maturity date of the earlier of (i) December 31, 2008 or (ii) such time as the Company completes it proposed acquisitions of certain iron ore properties in the PRC and bears interest at a rate of 12.25% per annum. Under the terms of the secured promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 882,000 shares of our common stock at $0.11 per share. The note is secured pursuant to the terms of the Security Agreement dated June 19, 2007 with China Gold (filed as Exhibit 10.3 to our 8-K filed on June 25, 2007).

On October 29, 2008, Maanshan Global Mining Resources Limited (MGMR) entered into two amendment agreements with the Sellers of the Sudan and XNS iron ore properties, China Global Mining Resources Limited (CGMR BVI) and China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”) setting forth certain amendments to the Sudan and XNS Equity Transfer Agreements (See Note 8). CGMR HK is a wholly owned subsidiary of Wits Basin.

(1) Assignment and Amendment Agreement on the Equity Transfer of Sudan

Pursuant to that certain Assignment and Amendment Agreement on the Equity Transfer of Sudan dated October 29, 2008, the parties agreed to (1) assign the purchase rights of the Sudan ETA to CGMR HK and (2) amend the payment schedule such that only 40 million RMB ($5,830,904 US) is required to be deposited with the escrow agent three days prior to closing, with the final 120 million RMB ($17,492,711 US) to be paid within 90 days of closing. However, should deficiencies of available cash from operations exist, the final 120 million RMB payment can be extended out another 60 days and will then accrue interest at a rate of 8 percent. Pursuant to the terms of the Sudan ETA, CGMR HK is further entitled to transfer its right to another affiliate.

Completion of the transaction is subject to a number of conditions, including, without limitation, obtaining and transferring to CGMR HK necessary government approvals and permits, Sudan’s satisfaction of an annual inspection, approval of Sudan’s two shareholders and executive director, satisfaction by Sudan and Sellers’ of applicable taxes and certain other liabilities, and other standard closing conditions.

(2) Supplementary and Amendment Agreement on the Equity Transfer of XNS

Pursuant to that certain Supplementary and Amendment Agreement on the Equity Transfer of XNS dated October 29, 2008, the parties agreed to (1) assign the purchase rights of the XNS ETA to CGMR HK and (2) amend the payment schedule such that the entire 130 million RMB ($18,950,438 US) is required to be deposited with the escrow agent three days prior to closing. Pursuant to the terms of the XNS ETA, CGMR HK is further entitled to transfer its right to another affiliate.

Completion of the transaction is subject to a number of conditions, including, without limitation, obtaining and transferring to CGMR HK necessary government approvals and permits, XNS’s satisfaction of an annual inspection, approval of XNS’s two shareholders and executive director, satisfaction by XNS and Sellers’ of applicable taxes and certain other liabilities, and other standard closing conditions.

Effective with these October 29, 2008 amendments of the Sudan ETA and the XNS ETA, further negotiations on the MZM will be postponed until after the proposed formal closings for Sudan and XNS.

On November 10, 2008, the Company and China Gold, LLC entered into a second amendment to that certain Convertible Notes Purchase Agreement, whereby the four original notes were cancelled and we issued to China Gold an Amended and Restated Promissory Note (the “Amended Note”) in the aggregate principal amount of $9,800,000, which amongst other amendments to the terms of the four notes, terminated the conversion feature and terminated the Purchase Rights. In consideration thereof, we have issued China Gold a five-year warrant to purchase up to 39,200,000 shares of the our common stock at an exercise price of $0.15 per share. The Amended Note interest rate is 12.25% per annum. The principal and unpaid interest is due and payable at the earlier of (1) China Gold’s demand at any time on or after December 31, 2008 or (2) to the extent funds are available, upon the closing of our proposed acquisition of the Sudan and XNS iron ore properties.

On November 12, 2008, we entered into a bridge financing arrangement with Hawk Uranium, Inc. (“Hawk”), whereby Hawk would loan the Company $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%. The proceeds of the financing are being expressly used to maintain the permits and land claims of the FSC Project in South Africa. The Company’s chairman, Vance White, is an officer and director of Hawk Uranium. In consideration of the loan, we will be issuing a 5-year warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.125 per share to Hawk.

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

OVERVIEW

We are a minerals exploration and development company based in Minneapolis, Minnesota. As of September 30, 2008, we own a past producing mine in Colorado (Bates-Hunter Mine) and hold interests in mineral exploration projects in South Africa (FSC) and Mexico (Vianey). The following is a summary of our projects:

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

Additionally, we have advanced $6,850,000 related to two equity investments to acquire interests in the following mining projects located in the People’s Republic of China (the “PRC”): (1) a nickel mining operation and (2) the iron ore mining properties of Nanjing Sudan Mining Co., Ltd, Xiaonanshan Mining Co., Ltd and Mannshan Zhao Yuan Mining Co. Ltd. On October 20, 2008, we received a $1.85 million refund as final payment for the termination of our interests held in the nickel mine.

As of September 30, 2008, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants. These rights may take the form of direct ownership of the mineral exploration property like the Bates-Hunter or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights. Furthermore, although our initial focus was in gold exploration projects, future projects will involve other minerals.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2008 and 2007. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $2,225,700 for the three months ended September 30, 2008 as compared to $1,256,998 for the same period in 2007. Of the expenses reported in 2008, approximately $1,001,000 relates to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), $466,000 relates to public relations services, consulting fees, shareowner services, and $424,000 relates to stock based compensation expenses. General and administrative expenses were $5,700,109 for the nine months ended September 30, 2008 as compared to $4,030,700 for the same period in 2007. Of the expenses reported in 2008, approximately $1,716,000 relate to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), $1,641,000 relates to stock based compensation expenses, and $1,274,000 relates to public relations services, consulting fees, shareowner services. Of the expenses reported in 2007, the majority related primarily to our direct expenses relating to the Easyknit merger, the acquisition of China mining projects and consulting fees, which included direct mailing and emailing campaigns, minerals trade publications, research analysts, public relations, luncheons and special invite events and improvements to our website. We anticipate that our operating expenses will increase during the year due to our continued plans for exploration and acquisition financing.

Exploration expenses were $302,653 for the three months ended September 30, 2008 as compared to $519,391 for the same period in 2007. Exploration expenses were $1,785,178 for the nine months ended September 30, 2008 as compared to $1,795,512 for the same period in 2007. Exploration expenses for 2008 relate primarily to the expenditures at the Bates-Hunter Mine and the $150,000 loss we recorded relating to the Shanxi Hua Ze Nickel Smelting Co., a nickel mining operation, located in the PRC. We anticipate the rate of exploration spending will decrease during the remainder of 2008 since we have temporarily ceased the surface and under ground drilling programs at the Bates-Hunter and await further details for exploratory work at Vianey. Exploration expenses for 2007 relate to the expenditures on the Bates-Hunter and Vianey projects, which include the issuance of 2,100,000 shares of common stock valued at $560,000 to obtain the rights to the Vianey project.

Depreciation and amortization expenses were $26,431 for the three months ended September 30, 2008 as compared to $4,127 for the same period in 2007. Depreciation and amortization expenses were $38,711 for the nine months ended September 30, 2008 as compared to $11,923 for the same period in 2007. The increase in depreciation expense for the three months ended September 30, 2008, is mainly due to our closing on the Bates-Hunter Mine property in June 2008 and the associated increase of property, plant and equipment necessary to operate and work the project. We anticipate that depreciation expense will continue at the elevated rate for the near term until we can do a complete analysis of the assets acquired. Depreciation of these assets is calculated on a straight-line method.

For the nine months ended September 30, 2007, we had incurred $1,127,859 in costs for the uncompleted and terminated merger with Easyknit Enterprises Holdings Limited. These costs represented fees charged by our Hong Kong and US attorneys and various Hong Kong advisors. In November 2007, we terminated the merger and on December 18, 2007, we entered into a Settlement Agreement and General Release with Easyknit, whereby the parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses.

On September 19, 2007, we sold all of our rights and claims in the Canadian Holdsworth Project for $50,000 Canadian ($47,260 US).

For the nine months ended September 30, 2008, we recorded $12,362 in losses related to certain assets that became damaged and un-repairable, which were being utilized for de-watering the Bates-Hunter Mine site.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense and other expense. Interest income for the three months ended September 30, 2008 was $168 compared to $685 for the same period in 2007. Interest income for the nine months ended September 30, 2008 was $600 compared to $4,132 for the same period in 2007. During September 2007, we sold all of the shares of MacDonald Mines Exploration Ltd., we held. The sale of these marketable securities generated a gain of $65,580 for the three and nine months ended September 30, 2007. We expect that future interest income will be low during the next twelve months as our cash balances are low.

Interest expense for the three months ended September 30, 2008 was $793,759 compared to $391,671 for the same period in 2007. Interest expense for the nine months ended September 30, 2008 was $2,166,879 compared to $726,254 for the same period in 2007. Interest expense relates primarily to interest on significant new debt, amortization of discounts relating to warrants and beneficial conversion features, extensions to debt agreements and additional rights granted to the promissory note holders. We expect interest expense to continue to increase during 2008, at amounts greater than previously recorded due to our continued need for cash and with the consummation of certain mining properties in the PRC.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to our dealings with the recourse promissory note, which is payable in Canadian Dollars. We recorded a $109,392 gain due to the exchange rate between the US Dollar and the Canadian Dollar for the three months ended September 30, 2008. For the nine months ended September 30, 2008, we have recorded a net loss of $3,966.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months unless we complete an acquisition of substance. For the nine months ended September 30, 2008 and 2007, we had net cash used in operating activities of $3,155,692 and $4,813,718, respectively.

We had a working capital deficit of $15,265,755 at September 30, 2008, compared to $11,393,352 at December 31, 2007. Cash and equivalents were $263,273 at September 30, 2008, representing an increase of $132,792 from the cash and equivalents of $130,481 at December 31, 2007.

On April 10, 2007, we entered into a Convertible Notes Purchase Agreement (“CNPA”) with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we issued and sold the initial convertible note in the amount of $3,000,000, with a purchase discount of $60,000 (“Note 1”). On May 7, 2007, we issued and sold an additional convertible note in the amount of $2,000,000, with a purchase discount of $40,000 (“Note 2”). On June 19, 2007, we entered into Amendment No. 1 to the CNPA, whereby, among other things, China Gold was entitled to a Purchase Right to acquire shares of our common stock at equivalent terms to its rights to otherwise convert the notes; and we issued and sold an additional convertible note in the amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). On July 9, 2007, we issued and sold an additional convertible note in the amount of $800,000, with a purchase discount of $16,000 (“Note 4” and collectively with Note 1, Note 2 and Note 3, the “Notes”). The Notes bore an initial interest rate of 8.25% per annum and were convertible at the option of China Gold into shares of our common stock, originally at a conversion price of $1.00 per share. As of September 30, 2008, the outstanding Notes principal balance was $9,800,000, of which we received net proceeds of $9,604,000, less $196,000 paid to an affiliate of China Gold in the form of loan discount fees and accrued interest of $1,329,657.

On October 31, 2007, we entered into a letter agreement with China Gold whereby the parties amended the maturity date on each of the Notes to February 29, 2008. As consideration for the Note extensions, we agreed to reduce the conversion price applicable to the Notes and to the Purchase Right from $1.00 to $0.50 per share. The letter agreement further gave us an option to obtain an extension of the maturity dates of the Notes to May 31, 2008 in consideration for a further reduction in the conversion price and the Purchase Right price from $0.50 to $0.25 per share, which we exercised in February 2008.

On May 14, 2008, we entered into an additional letter agreement with China Gold whereby the parties amended the maturity date of the Notes to July 14, 2008. As consideration for the Notes extensions, we agreed to increase the interest rate applicable to the Notes from 8.25% to 12.25% (effective May 14, 2008) and to reduce the purchase price relating to the Purchase Right from $0.25 to $0.18 per share. On May 14, 2008, the fair value of our common stock was $0.17, therefore, there was no additional charge required to be recorded for the reduction in the conversion price. We’d received an additional extension until September 12, 2008 without further compensation required by China Gold.

On October 23, 2008, we paid $1,441,000 of accrued interest to China Gold from the proceeds of the $1.85 million Shaanxi Hua Ze Nickel refund. On November 10, 2008, the parties entered into Amendment No. 2 to the CNPA, whereby the Notes were cancelled and we issued to China Gold an Amended and Restated Promissory Note (the “Amended Note”) in the aggregate principal amount of $9,800,000, which amongst other amendments to the terms of the Notes, terminated the conversion feature of the Notes and terminated the Purchase Rights. In consideration thereof, we have issued China Gold a five-year warrant to purchase up to 39,200,000 shares of the our common stock at an exercise price of $0.15 per share. The Amended Note interest rate is 12.25% per annum. The principal and unpaid interest is due and payable at the earlier of (1) China Gold’s demand at any time on or after December 31, 2008 or (2) to the extent funds are available, upon the closing of our proposed acquisition of the Sudan and XNS iron ore properties.

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

In December 2007, through a private placement offering, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had an original maturity date of March 31, 2008, and bears interest at a rate of 10% per annum. We have secured a maturity date extension until December 31, 2008. The note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share.

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Platinum Note”). The Platinum Note has a maturity date of February 11, 2009. Platinum has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share or at any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share, Platinum shall have the option to convert into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand. On August 27, 2008, Platinum gave notice to convert $50,000 of the principal balance into 538,184 shares of our common stock. Pursuant to the terms of the Platinum Note, accrued interest is payable on a quarterly basis and as of September 30, 2008, there remains $25,391 of accrued interest due for the months of July, August and September. Furthermore, on September 30, 2008, we entered into a single agreement (which addressed both this Platinum Note and their 90-day 10% Senior Secured Promissory Note) whereby we received an extension on the payment of the $25,391 interest and are required to pay a one-time fee of $10,000 along with the accrued interest on December 8, 2008. As of September 30, 2008, the principal balance is $970,000.

In May 2008, through a private placement of units of our unregistered securities (each unit consisting of one share of our unregistered common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) we sold 1,200,000 units at a price per unit of $0.25, resulting in gross proceeds of $300,000.

On June 12, 2008, we assigned our rights (to purchase the Bates-Hunter Mine) of that certain Asset Purchase Agreement dated September 20, 2006, to Hunter Bates Mining Corp. (a Minnesota corporation and a wholly owned subsidiary of ours) and consummated the acquisition by issuing a limited recourse promissory note from Hunter Bates payable to George E. Otten (a Colorado resident and one of the sellers) in the principal amount of $6,750,000 Canadian dollars and issuing 3,620,000 unregistered shares of our common stock. The note requires Hunter Bates to pay to Mr. Otten $250,000 Canadian on or before December 1, 2008 and commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined in the note). In order for Hunter Bates to be obligated to make a Production Revenue Payment, production at the mine would need to be achieved in order to make a profit. At this time, management has not determined the timeframe in which it believes that the mine can be put into production. The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015. Hunter Bates’ payment of the Note is secured by a deed of trust relating to the all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. If an event of default occurs under the deed of trust, Hunter Bates and Wits Basin shall be jointly and severally liable solely for a limited recourse amount of $2,000,000 Canadian dollars less the aggregate of (i) all payments of principal and interest under the note, (ii) any cash proceeds received by or on behalf of Mr. Otten from the cash sale, prior to such default, of any of the 3,620,000 shares of common stock (calculated on the basis of $0.5525 Canadian dollars per share) and (iii) any deemed proceeds resulting from the in specie disposition of any of the 3,620,000 shares of common stock by Mr. Otten to any of the selling parties (calculated on the basis of $0.5525 Canadian dollars per share). Mr. Otten’s sole recourse for any amounts due upon default of the note that are over and above the limited recourse amount set forth above shall be the secured property described in the deed of trust.

During the nine months ended September 30, 2008:

(1) we received $200,000 (less $1,500 in fees) from the exercise of warrants: $10,000 from Platinum for the exercise of 1 million at $0.01 per share; three private placement shareholders exercised an aggregate of 1,000,000 at a reduced price of $0.15 per share for $150,000; and $40,000 from a consultant for the exercise of 4 million at $0.01 per share;

(2) through a private placement of our securities, we’ve sold 7,781,666 shares of our common stock at $0.15 per share, resulting in net proceeds of $1,225,242;

(3) we reduced an obligation with the issuance of 172,321 shares of our common stock (valued at $42,908, based on the trading price our common stock, which was negotiated in March 2008, at $0.224 per share) in lieu of a $38,600 cash payment to a consultant;

(4) we issued Platinum 260,268 shares in lieu of its interest payment due on June 30, 2008 under its senior secured convertible promissory note (valued at $52,053);

(5) Platinum converted $50,000 of its senior secured convertible promissory note into 538,184 shares; and

(6) we entered into eight short-term notes payable transactions and borrowed net proceeds of $2,275,000 from the five lenders.

Summary

Our existing sources of liquidity will not provide cash to fund operations for the next twelve months. As of the date of this Form 10-Q, we have estimated our cash needs over the next twelve months to be approximately $61,000,000 (which includes approximately $11,900,000 due under our short-term convertible promissory notes (assuming some or all of such notes are not converted into equity prior to maturity); approximately $440,000 for other short-term notes payable; $200,000 for Bates-Hunter, $100,000 for Vianey; $150,000 for FSC and an estimated $45,000,000 due in order to complete the acquisition of the PRC iron ore mining assets during the fourth quarter of 2008). We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

OFF BALANCE SHEET ARRANGEMENTS

During the nine months ended September 30, 2008, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Exposure

Since our entrance into the metals and minerals arena, most of the funds requests have required US Dollar denominations, even though most of our transactions have been with foreign entities. In the past, we have had very limited dealings with foreign currency transactions. Based on the proposed purchases of PRC mining projects in China and our purchase of the Bates-Hunter Mine with a promissory note denominated in Canadian Dollars, our exposure to foreign currency costs will increase. The trend for the exchange rates of the Canadian Dollar and the China Yuan Renminbi (CNY or RMB) against the US Dollar is not definable and many factors apply pressure to exchange rates. Decisions made by senior management at a point-in-time relative to that known exchange rate for a proposed transaction, may indeed be unprofitable in the future. The Company does not engage in hedge fund transactions in order to protect future exchange rate declines or increases.

The following table displays the approximate exchange rate for the US Dollar:

Date, as of	Canadian Dollar	US Dollar	China Yuan Renminbi
January 1, 2007	$0.858	$1.00	$0.128
January 1, 2008	$1.012	$1.00	$0.137
September 30, 2008	$0.944	$1.00	$0.147

With the consummation of the Bates-Hunter Mine acquisition, we are recording direct losses due to our dealings with market risk and the likelihood of such foreign currency costs continuing seems reasonable and such costs could reduce the productivity of our assets.

ITEM 4T. Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008: (1) we entered into agreements with two third party consultants for services in public and investor relations and issued an aggregate of 400,000 shares of our unregistered common stock (2) we issued an aggregate of 260,268 shares of our unregistered common stock in lieu of cash promissory note interest payment (3) we issued 4,400,000 shares of our unregistered common stock through the exercise of warrants for cash and received net proceeds of $100,000 (4) we issued 2,770,931 shares of our common stock via cashless exercise of warrants (the holders surrendered 216,876 of its available shares to pay for the exercise) and (5) we issued 538,184 shares of our common stock to a promissory note holder who converted $50,000 of its senior secured convertible promissory note.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4 Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On October 28, 2008, in consideration of a loan from China Gold, LLC, we issued a secured promissory note in the principal amount of $441,000 to China Gold. The secured promissory note has a maturity date of the earlier of (i) December 31, 2008 or (ii) such time as the Company completes its proposed acquisitions of certain iron ore properties in the PRC and bears interest at a rate of 12.25% per annum. Under the terms of the secured promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 882,000 shares of our common stock at $0.11 per share. Our obligations under the note are secured pursuant to the terms of our June 19, 2007 Security Agreement with China Gold, which we filed as Exhibit 10.3 to our 8-K filed on June 25, 2007.

On November 10, 2008, the Company and China Gold, LLC entered into a second amendment to that certain Convertible Notes Purchase Agreement dated April 10, 2007, as amended, whereby we cancelled the four original notes and consolidated them into a single Amended and Restated Promissory Note (the “Amended Note”) in the aggregate principal amount of $9,800,000. Pursuant to the Amended Note, we terminated the conversion feature from the prior notes, resulting in the Amended Note being a term note with principal and unpaid interest due and payable at the earlier of (1) China Gold’s demand at any time on or after December 31, 2008 or (2) to the extent funds are available, upon the closing of our proposed acquisition of the Sudan and XNS iron ore properties. The Amended Note further terminated certain Purchase Rights provided China Gold in the prior notes. In consideration of entering into the Amended Note, we have issued China Gold a five-year warrant to purchase up to 39,200,000 shares of the our common stock at an exercise price of $0.15 per share. The Amended Note interest rate is 12.25% per annum.

On November 12, 2008, we entered into an amended and restated consulting agreement with Corporate Resource Management, Inc., a Minnesota corporation (“CRM”). CRM is an entity wholly owned by Debra Kramer, the spouse of Stephen D. King. CRM provides the Company with investment banking services relating to the purchase and sale of mining related assets. Pursuant to the agreement, CRM is entitled to a fee of $13,750 per month, plus reimbursement of normal out-of-pocket expenses. The term of the agreement is for one year, with automatic renewals unless either party provides notice of termination. Each party has the right to terminate the agreement with a 30-day written notice, provided that CRM is entitled to a $75,000 termination fee if the agreement is terminated by the Company without cause. The amended agreement superseded in its entirety the terms of the prior consulting agreement with CRM dated May 15, 2006. Pursuant to the amendment, the Company eliminated a provision for potential payment of commissions of up to two percent of the value of any asset transactions completed during the term of the agreement and for a period of one year following termination.

On November 12, 2008, we entered into a bridge financing arrangement with Hawk Uranium, Inc. (“Hawk”), whereby Hawk would loan the Company $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%. The Company’s chairman, Vance White, is an officer and director of Hawk Uranium. In consideration of the loan, we will be issuing a 5-year warrant to purchase up to 250,000 shares of our common stock at an exercise price of $0.125 per share to Hawk.

Item 6. Exhibits

Exhibit	Description
4.1**	Warrant to Purchase 882,000 Shares of Wits Basin Precious Minerals Inc. Common Stock issued in favor of China Gold, LLC.
4.2**	Warrant to Purchase 39,200,000 Shares of Wits Basin Precious Minerals Inc. Common Stock issued in favor of China Gold, LLC.
10.1	Letter Amendment entered into with China Gold, LLC dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2008).
10.2
Equity Transfer Agreement (for the Nanjing Sudan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.3
Equity Transfer Agreement (for the Maanshan Xiaonanshan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.4
Equity Transfer Agreement (for the Maanshan Zhaoyuan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.5
Termination Agreement by and among China Global Mining Resources Limited and Shaanxi Hua Ze Nickel and Cobalt Metals Co., Ltd., dated July 31, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.6
Settlement Agreement by and among China Global Mining Resources Limited and Shaanxi Hua Ze Nickel and Cobalt Metals Co., Ltd., dated July 31, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.7
Convertible Promissory Note of Wits Basin Precious Minerals Inc., dated as of August 22, 2008 in the principal amount of $1,000,000 issued in favor of London Mining, Plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2008).

10.8
Assignment and Amendment Agreement On The Equity Transfer Of Sudan between Lu Benzhao, Lu Tinglan, Maanshan Global Mining Resources Limited, China Global Mining Resources Limited and the Registrant dated October 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2008).

10.9
Supplementary and Amendment Agreement On The Equity Transfer Of XNS between Lu Benzhao, Lu Tinglan, Maanshan Global Mining Resources Limited, China Global Mining Resources Limited and the Registrant dated October 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2008).

10.10**	Secured Promissory Note of Wits Basin Precious Minerals Inc., dated as of October 28, 2008 in the principal amount of $441,000 issued in favor of China Gold, LLC.
10.11**	Amended No. 2 to Convertible Notes Purchase Agreement dated November 10, 2008 by and between Wits Basin Precious Minerals Inc and China Gold, LLC.
10.12**	Amended and Restated Promissory Note of Wits Basin Precious Minerals Inc., dated as of November 10, 2008 in the principal amount of $9,800,000 issued in favor of China Gold, LLC.
10.13**	Amended and Restated Consulting Agreement by and between the Company and Corporate Resource Management, Inc dated November 12, 2008.
10.14**	Promissory Note of Wits Basin Precious Minerals Inc., dated as of November 12, 2008 in the principal amount of $60,000 issued in favor of Hawk Uranium Inc.
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: November 13, 2008

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer