Form 10-K
period 2008-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2009-04-15
CIK 912875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2008
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

COMMON STOCK, $0.01 PAR VALUE
Title of Class

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☒

The Registrant’s revenues for its most recent fiscal year: None.

The aggregate market value of the Registrant’s common stock held by non-affiliates as of April 13, 2009 was approximately $9,500,000, based on the closing sale price as reported on the OTCBB for the Company’s common stock on April 9, 2009.

On April 13, 2009, there were 144,974,309 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

Traditional Small Business Disclosure Format:  Yes ☐ No ☒

WITS BASIN PRECIOUS MINERALS INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2008
Table of Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical statements and statements that are forward-looking in nature. Historical statements are based on events that have already happened. Certain of these historical events provide some basis to our management, with which assumptions are made relating to events that are reasonably expected to happen in the future. Management also relies on information and assumptions provided by certain third party operators of our projects as well as assumptions made with the information currently available to predict future events. These future event predictions, or forward-looking statements, include (but are not limited to) statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. You can identify forward-looking statements by terminology such as “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “continue,” “expect,” “intend,” “plan,” “predict,” “potential” and similar expressions and their variants. These forward-looking statements reflect our judgment as of the date of this Annual Report with respect to future events, the outcome of which is subject to risks, which may have a significant impact on our business, operating results and/or financial condition. Readers are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements. The risks identified in PART I Item 1A, among others, may impact forward-looking statements contained in this Annual Report.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of December 31, 2008, we own a past producing gold mine in Colorado (Bates-Hunter Mine), a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project) through its wholly owned subsidiary and certain rights in the Vianey Concession in Mexico. The following is a summary of our projects:

•
On June 12, 2008, we completed the acquisition of the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, which included real property, mining claims, permits and equipment (the “Bates-Hunter Mine”).  We consummated the acquisition by transferring our right to purchase the Bates-Hunter Mine to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation, pursuant to a formal asset purchase agreement dated September 20, 2006, in which we issued a limited recourse promissory note for Cdn$6,750,000 and issued 3,620,000 shares of our common stock.  Through August of 2008, a total of 12,039 feet of surface drilling was accomplished, which provided detailed data, which has been added to our existing 3-D map of the region. With the surface drilling program completed in August 2008, no further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have sufficient funds.

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa.  This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin.  The last completed drillhole on the FSC Project occurred in 2005. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados.  On March 3, 2008, we entered into a letter of intent with Communications DVR Inc. (“DVR”), a capital pool company then listed on the TSX Venture Exchange, whereby it is anticipated that DVR will acquire the aforementioned 65 percent of Kwagga Barbados in exchange for 22 million common shares of DVR. Currently, no exploration activities are being conducted at the FSC Project.

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

Additionally, we continue to record an advanced payment of $5,000,000 as of December 31, 2008, related to the equity investment of the iron ore mining properties of Nanjing Sudan Mining Co. Ltd, Xiaonanshan Mining Co. Ltd and Maanshan Zhao Yuan Mining Co. Ltd located in the People’s Republic of China (the “PRC”).  This initial advanced payment secured our right to acquire these iron ore properties, and on March 17, 2009, we consummated the acquisition of the Nanjing Sudan Mining Co. Ltd and the Xiaonanshan Mining Co. Ltd (deferring the acquisition of the Maanshan Zhao Yuan Mining property) in a joint venture transaction with London Mining Plc, a United Kingdom corporation (“London Mining”).  See “—Transactions in Hong Kong and the People’s Republic of China” that follows for further details.

As of December 31, 2008, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

All dollar amounts are expressed in this Annual Report in US Dollars ($), unless specifically noted as: certain PRC transactions are denominated in the Chinese Dollar, referred to as the China Yuan Renminbi (“CNY” or “RMB”), certain transactions are denominated in the Hong Kong Dollar (“HKD”) and certain transactions are denominated in the Canadian Dollar (“Cdn$”).

OUR HISTORY

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc.  In conjunction with our April 2001 merger with activeIQ Technologies Inc, we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. In June 2003, following our transaction to acquire the rights to the FSC Project, we changed our name to Wits Basin Precious Minerals Inc. in order to further associate our corporate name with our new business model.

Until March 14, 2003, we provided industry-specific solutions for managing, sharing and collaborating on business information on the Internet through our Hosted Solutions Business and until April 30, 2003, we provided accounting software through our Accounting Software Business.  We sold substantially all of the assets relating to our Hosted Solutions and Accounting Software Businesses as of such dates and as a result, we became an exploratory stage company effective May 1, 2003.  As of the date of this Annual Report, we have only one operating segment, that of minerals exploration, and we will continue reporting as an exploration stage company until such time as an economic mineral deposit is discovered or we otherwise complete acquisitions or joint ventures with business models that have operating revenues.

OUR EXPLORATION PROJECTS

BATES-HUNTER MINE

Overview

On January 21, 2005, we acquired an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corp. (a corporation incorporated under the laws of British Columbia, Canada) including its wholly owned subsidiary Hunter Gold Mining, Inc, a Colorado corporation.  On July 21, 2006, we executed a stock purchase agreement to supersede the option agreement.  On September 20, 2006, we executed an Asset Purchase Agreement (as amended on October 31, 2006, March 1, 2007 and May 31, 2007) to purchase the Bates-Hunter Mine, located in Central City, Colorado and a prior producing gold mine when operations ceased during the 1930’s, on different economic terms than previously agreed upon in the stock purchase agreement or option.  On January 28, 2008, the parties to the Asset Purchase Agreement entered into a fourth amendment relating to the modification or amendment of certain terms.

On June 12, 2008, we entered into a fifth amendment to the September 20, 2006 Asset Purchase Agreement, by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc, George E. Otten, a resident of Colorado and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co, a Colorado corporation, to, among other changes, reflect our assignment of our rights in the Asset Purchase Agreement to Hunter Bates Mining Corporation, a newly created Minnesota corporation and a wholly owned subsidiary of ours.

Pursuant to the terms of the Asset Purchase Agreement, we completed with Hunter Bates the acquisition of the Bates-Hunter Mine, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of Cdn$6,750,000 ($6,736,785 US as of June 12, 2008) and the issuance of 3,620,000 shares of our common stock with a fair value of $0.205 per share (the closing sale price on June 11, 2008) totaling $742,100. Furthermore, we provided the following additional compensation: (i) a two percent net smelter return royalty on all future production, with no limit; (ii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000); and (iii) a fee of $300,000 to be paid in cash. We incurred acquisition costs of $380,698.

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

The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter Mine shaft is equipped with a two-compartment, 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist two ton skips from at least 1,000 feet deep.  A water treatment plant has been constructed adjacent to the mine headframe. This is a significant asset given the mine site location and environmental concerns.

Geology

The regional geology of the Central City district is not “simple” but the economic geology is classically simple. The Precambrian granites and gniesses in the area were intensely fractured during a faulting event resulting in the emplacement of many closely spaced and roughly parallel veins. The veins are the result of fracture filling by fluids that impregnated a portion of the surrounding gneisses and granites with lower grade gold concentrations “milling ore” and usually leaving a high grade “pay streak” of high grade gold sulphides within a quartz vein in the fracture. There are two veins systems present, one striking east-west and the other striking sub parallel to the more predominant east-west set. These veins hosted almost all of the gold in the camp. The veins vary from 2 to 20 feet in width and dip nearly vertical. Where two veins intersect, the intersection usually widens considerably and the grade also increases, sometimes to bonanza grades. In the Timmins camp, this same feature was described as a “blow out” and resulted in similar grade and thickness increases. The Bates vein in the area of the Bates-Hunter Mine has been reported to have both sets of veins and extremely rich “ore” where the two veins intersected. These veins persist to depth and consist of gold rich sulphides that include some significant base metal credits for copper and silver.

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

Through August of 2008, over 12,000 feet of drilling was accomplished, which provided detailed data, which has been added to our existing 3-D map of the region. Several narrow intervals of potential ore grade gold values were intersected, which require further exploration efforts to delineate any valuation.

Our Exploration Plans

With what we have compiled so far, the underground and surface geologic mapping, assay testing, the detailed surface survey of claims and outcropping veins and the computer modeling with state-of the three-dimensional art software, we are continuing to define what possible next steps will be implemented. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have sufficient funds. As soon as funds become available, we will determine what our next steps will be and provide the projected costs. We have taken measures to secure the property until such time as we can start exploration again.

KWAGGA GOLD (BARBADOS) LIMITED and the FSC PROJECT

Overview

In September 2004, we acquired a 35% equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa (pursuant to an August 27, 2004 Shareholders Agreement).  This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand basin.  In December 2007, we entered into a new agreement, the Sale of Shares Agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65% of Kwagga Barbados, whereby we have the option to acquire all of AfriOre’s interest in Kwagga Barbados. Our ownership in Kwagga Barbados was facilitated through a transaction with Hawk Uranium Inc. (“Hawk”) in 2003. Our chairman, H. Vance White, is an officer and director of Hawk (f/k/a Hawk Precious Minerals Inc).

In order for us to acquire the remaining 65% interest, all of the following must occur: (1) South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”), must consent in writing to the change in the controlling interest in Kwagga (Proprietary) as per South African law; (2) we must incur exploration expenditures in the aggregate amount of at least $1.4 million; and (3) we must pay to AfriOre an amount equal to $1.162 million within three months following the final date of the completion of the required $1.4 million exploration expenditures. The closing of this transaction will occur three business days following the receipt of the DME consent (provided certain other conditions have then been satisfied), at which time we will acquire the remaining 65% interest and simultaneously grant to AfriOre a security interest in that 65% interest as collateral for the performance of the Company’s obligations under the Sale of Shares Agreement. Such security interest will not be released by AfriOre until such time as we incur the exploration expenditures described above and make the $1.162 million payment to AfriOre. The August 27, 2004 Shareholders Agreement remains in full force and effect until receipt of the DME consent, but upon receipt of the DME consent, such Shareholders Agreement will be superseded by the Sale of Shares Agreement.  Under the terms of the Sale of Shares Agreement, as amended, consent was to be obtained by the DME on or before June 30, 2009.  The parties are currently anticipating an extension of the termination date of the Sale of Shares Agreement to December 21, 2009. If no such extension is granted by AfriOre, the Sale of Shares Agreement will lapse and the terms and conditions set forth therein will be null and void and of no further force or effect.

As additional consideration for entering into the Sale of Shares Agreement, AfriOre will be entitled to a 2% gross royalty on all sales of gold and any other minerals by the Company relating to the FSC Project. We may buy back 1% of the 2% gross royalty for a one-time cash payment of $2 million upon delivery of a bankable feasibility study.

In connection with the Sale of Shares Agreement, we entered in an Operating Agreement with Kwagga (Proprietary), whereby we will serve as the manager of exploration, evaluation, development and mining of those mineral properties to which Kwagga (Proprietary) holds rights. Under that Operating Agreement, we will be compensated for our management services according to the accounting procedures set forth in the operating agreement. We may terminate the Operating Agreement for any reason upon three months’ notice to Kwagga (Proprietary).

On March 3, 2008, we entered into a letter of intent with Communications DVR Inc. (“DVR”), a capital pool company then listed on the TSX Venture Exchange. DVR’s shares are currently listed on the NEX, an exchange affiliated with the TSX Venture Exchange (trading symbol: DVR.H). Under the terms of the letter of intent, it is anticipated that DVR will acquire and assume all of our rights and obligations under the Sale of Shares Agreement in exchange for 22 million common shares of DVR (the “DVR Transaction”).  DVR currently has 2.79 million common shares issued and outstanding and at the request of DVR, trading of DVR common shares has been halted and will remain so until receipt by the TSX Venture Exchange of all requisite documentation in connection with this proposed DVR Transaction and satisfaction of related conditions.

The closing of the proposed DVR Transaction is subject to a number of other conditions including, but not limited to the following: (1) obtaining all necessary regulatory approvals, including the approval by the TSX Venture Exchange of the DVR Transaction, which is intended to qualify as DVR's qualifying transaction for purposes of the rules of the TSX Venture Exchange and as a result of which DVR would cease to be a capital pool company and would become a regularly-listed company on the TSX Venture Exchange; (2) DME and other necessary third party consents; (3) the negotiation and execution of definitive agreements; (4) board of director approval; (5) the completion of necessary financing and (6) other conditions typical of a transaction of this nature.

Upon completion of the DVR Transaction, the parties anticipate that DVR will have approximately 33.615 million common shares issued and outstanding on a non-diluted basis, and its officers are expected to include H. Vance White as Chief Executive Officer and Chairman, Dr. Clyde Smith as President, Walter Brooks as Vice President – Corporate, as well as the appointment of a chief financial officer prior to completion of the DVR Transaction. We also anticipate that Mr. White, Dr. Smith (our President), Mr. Brooks, Stephen D. King (our CEO) and Mr. Alan Friedman will serve on the board of directors of DVR.

In November 2008, AfriOre informed us that they would not be providing any additional funding and that it was our responsibility to maintain the permits and land claims of the FSC Project. Therefore, in November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to the Company of $60,000 in consideration of a 90-day promissory note in order to provide temporary funding to Kwagga. We recorded these proceeds as an investment loan to our subsidiary of Kwagga and will recognize 100% of the expenses (attributable to a loss in subsidiary) related to such permit and land claim maintenance expenditures.  In consideration of the loan, we issued Hawk a five-year warrant to purchase up to 250,000 shares of our common stock and granted Hawk a security interest in our right to acquire the 65% interest in Kwagga Barbados, subject to any existing security interest granted by us prior to November 12, 2008. The security interest granted is to be construed to the fullest extent permitted without violating any term or right of any existing security interest or any holder of such security interest granted prior to the grant date. In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension, we reduced the exercise price of the five-year warrant from $0.125 per share to $0.0625 per share.

Creating a vehicle through the potential DVR Transaction that is focused on the 65% interest in the FSC Project is part of an overall strategy to allow management to be single minded as well as to have access to the Canadian mining capital market, one of the largest in the world.

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

Our Exploration Plans

The FSC Project is significant because for the first time all the historical data previously held by independent sources has been acquired and interpreted together. Part of the data that AfriOre has acquired and compiled from independent sources includes:
•	Government aeromagnetic and gravimetric data.
•	An AfriOre commissioned detailed aeromagnetic survey covering 1531 km2.
•	66 regional drillholes of which 37 define the greater FSC basin and 7 intersected Witwatersrand rocks within the FSC basin.
•	785 line kilometers of seismic data.

Six potential sites for proposed future drilling have been identified for consideration.  It has been recommended that additional seismic and drillhole information be purchased from a third party to enhance the interpretation in the exploration area prior to siting the drillholes.  A preliminary estimate of costs associated with the next phase of exploration has been calculated and includes the purchase of data from other drilling companies and the drilling of a single drillhole with associated costs. The actual costs will be dependent on the depth of drilling, with a 2,000 meter hole estimated at $750,000 and a 3,200 meter hole estimated at $1,150,000 based on estimates made in December 2008. We anticipate that costs will continue to increase generally over the 2009 year and beyond.  It is anticipated that the next round of exploration funding will be financed upon completion of the proposed DVR Transaction. In the event that the DVR Transaction is not closed, alternate sources of financing will be sought.

VIANEY MINE CONCESSION

In October 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50% undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”).  In addition to located mineral claims, our interest includes all surface rights, personal property and permits associated with Vianey and all other claims, leases and interests in minerals acquired within two kilometers of the external perimeter of Vianey. We paid an aggregate of $600,000 and issued 2.6 million shares of our unregistered common stock to Journey for our interest.

The Vianey Mine is located in the north-central part of the state of Guerrero, which lies in the southern part of Mexico.  It is about 250 kilometers by road south of Mexico City and 160 kilometers north of Acapulco. The mine is situated within the Morelos National Mining Reserve on the southwestern flank of the southern Sierra Madre Occidental province that extends north-northwest to the border between Sonora and Arizona, and east-southeast to Oaxaca State. The region is characterized by moderately steep rolling hills with alternating valleys of gentle gradient.  Elevations in the area range from 450 to 850m above sea level. A major drainage system, the Balsas River, flows generally east to west through the region, about 2.5 km south of the site. The concession constitutes 44 contiguous hectares, centered on UTM coordinates 431,330m E, 1,987,020m N (WGS 84, Zone 14), or –99.6485 degrees E, 17.9704 degrees N.

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

Potential environmental impacts and social impacts to communities affected by future land disturbance and mining activities are reviewed by the environmental protection sector of the government. We are not aware of any known or observed environmental liabilities with respect to the Vianey or the land adjacent to it.

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

Mineralization at the Vianey Mine includes veins, breccias, lens and mantos of silver – and poly-metallic (Pb-Zn) mineralization with local concentrations of gold and copper. The veins and breccia zones predominate in apparent importance. Most of the veins are localized along NW-SE trending structures and E-W structures; the lenses occur in fault zones and as sulfide concentrations with calcite, gypsum and quartz between some bedding planes.

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

Minera LMX SA de C.V., a former subsidiary of LMX Resources Ltd. took over the Vianey operations in 1996 and started various exploration and development works. The first phase of exploration was conducted in the mine by P.H. Consultants Ltd of Val d’Or, Quebec, in order to determine what resources were still contained in the old workings. A total of 252 meters of vertical fan drilling was completed from drill station one, 276 channel samples were taken, and 433 additional samples were obtained. All samples were analyzed for 38 minerals by a combination of fire assay, ICP, and aqua regia-AA methods by Bondar Clegg Laboratories.

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

A total of 12 diamond drillholes were drilled in during 2006-2007. In some cases these holes were incorrectly located and in some cases they were terminated prior to intersecting target zones. The target zones were projected to depth from the lowest levels of the mine at –75 meters below surface.  No further drilling occurred in 2008.

Our Exploration Plans

Based on our further due diligence on the Vianey Mine, we have determined that it is necessary to increase the size of the land package in order for this property to be a viable large scale exploration endeavor (we also have taken into consideration the spot price for silver metals as well). Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Journey remains the operator of the project and has other specific tasks to be performed. Until such time as we have determined what options are available for an increase in land rights and development, no further funds will be expended at the Vianey until such time as we have obtained dedicated funds.  As soon as funds become available, we will determine what our next steps will be and provide the projected costs.

TRANSACTIONS IN HONG KONG AND THE PEOPLE’S REPUBLIC OF CHINA

As of December 31, 2007, we had made loans through Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited) a British Virgin Islands corporation and wholly owned subsidiary of ours (“Wits BVI”) in the aggregate amount of $7 million to acquire interests in a nickel property and certain iron ore mining properties located in the PRC. As of December 31, 2008, we only held the rights to acquire the iron ore properties and therefore continued to record the remaining $5 million as an advanced payment. See Note 20 to our annual financial statements for the years ended December 31, 2008 and 2007 included elsewhere in this Annual Report for details of the subsequent acquisition of certain of these iron ore properties.

Nickel – Shaanxi Hua Ze Nickel Smelting Co.

Wits BVI was a party to that certain Joint Venture Agreement with Shaanxi Hua Ze Nickel Smelting Co. (“Shaanxi Hua Ze”) dated April 14, 2007 (as supplemented on June 6, 2007) and a Supply Contract, pursuant to which the parties contemplated a joint venture relating to the Xing Wang Mine, in which Wits BVI would purchase 40 metric tons of electrolytic nickel from Shaanxi Hua Ze.  Wits BVI provided a $2 million advance payment, which payment also served as a prepayment of the initial contribution outlined in the Joint Venture Agreement. The consummation of the Joint Venture Agreement would have required an additional investment of approximately 580 million RMB (or approximately $84 million US as of June 2008, the anticipated closing timeframe).

As the seller’s inability to obtain the necessary permits for the joint venture and our inability to meet the agreed upon timetables for contributions created significant delays in forward progress, and on July 31, 2008, Wits BVI entered into (1) a Termination Agreement with Shaanxi Hua Ze whereby the parties terminated the Joint Venture Agreement and (2) a Settlement Agreement whereby the parties terminated the Supply Contract.  As part of the Settlement Agreement, Shaanxi Hua Ze agreed to refund to Wits BVI $1.85 million, representing a partial refund of the $2 million advanced to Shaanxi Hua Ze.

On October 20, 2008, we received a $1.85 million refund (combined with the $150,000 loss recorded for the period ended June 30, 2008), which completed the requirements under the Termination and Settlement Agreements.

Iron Ore – Nanjing Sudan Mining, Xiaonanshan Mining, Maanshan Zhao Yuan Mining

Wits (BVI) Ltd was the original party to that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (the “Nanjing Heads of Agreement”) with Mr. Lu and Ms. Tinglan, two related PRC nationals, Xiaonanshan Mining Co. Ltd (“XNS”) and Maanshan Zhao Yuan Mining Co. Ltd (“MZM”) (Messrs. Lu and Nan, XNS and MZM collectively, the “Sellers”). The Nanjing Heads of Agreement provided Wits (BVI) or its nominee, the right to purchase 100% of the equity of the Nanjing Sudan Mining Co., Ltd. (an iron ore processing plant, the “Sudan”) and the two iron ore mining properties of XNS and MZM. The Nanjing Heads of Agreement stated a purchase price of $66 million, to be paid in cash or in shares of stock of a listed company, as agreed by the parties.

On January 25, 2008, Wits Basin, Wits (BVI) and the Sellers entered into a letter agreement establishing a revised purchase price and a payment schedule. The letter agreement required the purchase price to be denominated in RMB Dollars and required scheduled payments to be made based on verification of permits issued.  The revised purchase price was 620 million RMB or approximately $86 million US as of January 25, 2008.  The Sellers renegotiated the purchase price due primarily to the fact that the iron ore spot price had increased since May 2007 and the change to the RMB Dollar was due primarily to the continual changes in the exchange rate applicable to the U.S. Dollar.

On March 14, 2008, the parties executed two additional agreements. One of the agreements: (i) reset the closing date to be on or around April 20, 2008 (the closing date was subsequently extended again to be no later than July 31, 2008), (ii) established a new purchase for just the Sudan and XNS at RMB 155 million, (iii) removed the MZM from the first closing, and (iv) set parameters for an earn out of shares of common stock by Mr. Lu. The other agreement defined that additional assets would be included in the acquisition and provide third party appraisal valuations for all of the assets to be acquired, and that the purchase price was further subject to adjustments (increases or decreases) based on the valuation of those assets at closing.

On August 11, 2008, Maanshan Global Mining Resources Limited (“MGMR”), a limited liability company incorporated under the laws of the PRC and a wholly owned subsidiary of Wits (BVI), and the Sellers entered into three separate Equity Transfer Agreements:

•      Pursuant to the Equity Transfer Agreement for Nanjing Sudan Mining (“Sudan ETA”), MGMR will acquire Sudan for the purchase price of 160 million RMB or the US Dollar equivalent (approximately $23.3 million US at the agreed upon exchange rate equal to 6.86 RMB to $1.00 US). The purchase price payment will be divided into two installments: 90.8 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the Sudan ETA and 69.2 million RMB 15 days prior to the formal closing.  The Sellers had obligations to make capital expenditures estimated to be approximately 120 million RMB, provide a detailed ledger of the costs and have an independent accounting firm produce an inventory listing of the assets. The Sellers are to be reimbursed for such improvements upon validation.

•      Pursuant to the Equity Transfer Agreement for Xiaonanshan Mining (“XNS ETA”), MGMR will acquire XNS for the purchase price of 130 million RMB or the US Dollar equivalent (approximately $19 million US at the agreed upon exchange rate equal to 6.86 RMB to $1.00 US). The purchase price payment will be divided into two installments: 73.8 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the XNS ETA and 56.2 million RMB 15 days prior to the formal closing.  The Sellers had obligations to make expenditures relating to the increase in mine output production and have an independent accounting firm produce an inventory listing of the assets.

•      Pursuant to the Equity Transfer Agreement for Maanshan Zhao Yuan Mining (“MZM ETA”), MGMR will acquire MZM for the purchase price of 80 million RMB or the US Dollar equivalent (approximately $11.7 million US at the agreed upon exchange rate equal to 6.86 RMB to $1.00 US).  The purchase price payment will require the use of a Chinese escrow agent and be divided into two installments: 45.4 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the MZM ETA and 34.6 million RMB 15 days prior to the formal closing.

On August 11, 2008, pursuant to the terms of the Equity Transfer Agreements, Wits (BVI) also entered into a consulting agreement with Mr. Lu (“Lu Consulting Agreement”), whereby he shall assist Wits (BVI) in operating the properties, assist in obtaining and maintaining necessary governmental approvals and provide strategic advice, among other services.  The term of the Lu Consulting Agreement is two years, commencing upon the closing of the acquisition of the Sudan and XNS.  In consideration of his services: (i) Wits (BVI) shall be obligated to pay Mr. Lu a consulting fee of approximately $10 million within 1 day of the closing of the Sudan and XNS, (ii) Mr. Lu will also be eligible to earn up to $44 million, such cash amount to be paid by December 31, 2009 (Wits (BVI) can offset against the amount of this final payment any breaches by the Sellers of any representations and warranties under the Equity Transfer Agreements) and (iii) Wits (BVI) will procure that Mr. Lu receive up to 50 million shares of the Wits Basin common stock subject to fulfillment of Mr. Lu’s guarantee to produce certain amounts and grades of iron ore concentrate within certain periods of time.  On January 13, 2009, Wits (BVI) and Mr. Lu entered into an Agreement on Amendment whereby the parties amended the term of the Consulting Agreement to five years and the timing of certain payments under the Consulting Agreement.  Also on January 13, 2009, Wits (BVI), Mr. Lu and China Global Mining Resources (BVI) Ltd,, a newly created British Virgin Islands corporation we formed to constitute our joint venture entity with London Mining Plc in December 2008 (as discussed below), entered into a Novation Agreement whereby Wits (BVI)’s rights and obligations under the Consulting Agreement were assigned to, and assumed by, China Global Mining Resources (BVI) Ltd.

On October 29, 2008, MGMR entered into two amendment agreements with the Sellers, whereby it assigned its rights under the Equity Transfer Agreements of the Sudan and XNS to China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), a wholly owned subsidiary of Wits Basin at that time.

•      Pursuant to that certain Assignment and Amendment Agreement on the Equity Transfer of Sudan, the parties agreed to (1) assign the purchase rights of the Sudan ETA to CGMR HK and (2) amend the payment schedule such that only 40 million RMB (approximately $5.8 million US) is required to be deposited with the escrow agent three days prior to closing, with the final 120 million RMB (approximately $17.5 million US) to be paid within 90 days of closing. However, should deficiencies of available cash from operations exist, the final 120 million RMB payment can be extended out another 60 days and will then accrue interest at a rate of 8 percent.

•      Pursuant to that certain Supplementary and Amendment Agreement on the Equity Transfer of XNS, the parties agreed to (1) assign the purchase rights of the XNS ETA to CGMR HK and (2) amend the payment schedule such that the entire 130 million RMB (approximately $18.9 million US) is required to be deposited with the escrow agent three days prior to closing.

On December 17, 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours under the name of China Global Mining Resources (BVI) Limited (“CGMR (BVI)”) to serve as the joint venture entity with London Mining Plc. On December 23, 2008, we sold our 100% equity ownership of CGMR HK to CGMR (BVI), whereby CGMR HK became a wholly owned subsidiary of CGMR (BVI).

Subsequent to the end of the fiscal year, on March 17, 2009, London Mining Plc acquired 50% equity in CGMR (BVI). Contemporaneously, CGMR (BVI) (through CGMR HK) completed the acquisition of the Sudan and XNS from the Sellers pursuant to the August 11, 2008 Equity Transfer Agreements (as amended or supplemented). The joint venture agreement for CGMR (BVI) and the acquisition of the Sudan and XNS are detailed in Note 20 to our annual financial statements for the years ended December 31, 2008 and 2007 included elsewhere in this Annual Report.

Iron Ore – Yun County Changjiang Mining Company Ltd.

Wits BVI is also party to that certain Equity Transfer Heads of Agreement (“Changjiang Heads of Agreement”) dated May 4, 2007 with three individual sellers, whereby Wits BVI holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million.  The purchase price is to be paid with no more than $15 million in cash and the remainder in shares of stock of a listed company.  Mr. Lu Benzhao and Ms. Lu Tinglan, who are parties to the Nanjing Heads of Agreement, hold an aggregate of 90% of the interest in Changjiang.  Under the Changjiang Heads of Agreement, Wits BVI is required to arrange for a loan to Changjiang in the amount of $10 million, such loan to be secured by the capital stock of Changjiang. Additionally, in the event Wits BVI and Changjiang enter into an exclusive supply agreement relating to the purchase by Wits BVI of iron ore from Changjiang, Wits BVI will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties, but not to exceed 1.2 billion RMB. In order to begin production at the Changjiang, the involvement of the Chinese government will be required, and as such, the Changjiang is a long-term project. As of December 31, 2008, no funds have been advanced for this project.

Terminated Merger Transaction with Easyknit Enterprises in 2007

In an effort to finance our potential transactions in the PRC through access to the capital markets in Hong Kong, we entered into an Agreement and Plan of Merger and Reorganization (the “Easyknit Merger Agreement”) with Easyknit Enterprises Holdings Limited, a Bermuda corporation with its principal place of business in Hong Kong (a Hong Kong Stock Exchange listed company: SEHK: 0616) in April 2007.

On November 1, 2007, we terminated the Easyknit Merger Agreement, based on our determination that the merger transaction was not in the best interests of our shareholders based on our due diligence findings.  On December 18, 2007, we entered into a Settlement Agreement and General Release with Easyknit, whereby the parties agreed to dismiss with prejudice and release each other from all claims, counterclaims and defenses that touched upon or arose out of the Easyknit Merger Agreement or which were asserted or could have been asserted in the litigation between the parties.

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

PRODUCTS AND SERVICES

As of December 31, 2008, we own a past producing gold mine in Colorado (Bates-Hunter Mine), a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project) through its wholly owned subsidiary and certain rights in the Vianey Concession in Mexico.

EXPLORATION AND DEVELOPMENT EXPENSES

If we acquire a project that has no revenue, exploration expenses will be charged to expense as incurred.

EMPLOYEES

As of December 31, 2008, we employ four individuals under the Wits Basin parent corporation – our chief executive officer, our president, our chief financial officer and our president of Asia operations. Gregory Gold Producers (our wholly owned subsidiary) employs one mine related employee at the Bates-Hunter Mine. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2008, our continuing operations included one reportable segment: that of minerals exploration.

AVAILABLE INFORMATION

We make available free of charge, through our Internet web site www.witsbasin.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission. You can also request a free copy of the above filings by writing or calling us at:

Wits Basin Precious Minerals Inc.
Attention: Mark D. Dacko, Secretary
900 IDS Center, 80 South 8th Street
Minneapolis, Minnesota 55402-8773
(612) 349-5277

ITEM 1A. RISK FACTORS

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

The issuance of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell our securities at times and prices that you feel are appropriate. As of April 13, 2009, we had 144,974,309 shares of common stock and 7,726,200 Class C Redeemable Warrants issued and outstanding. Furthermore, we have reserved for issuance 16,643,500 shares of common stock issuable upon the exercise of stock options, approximately 54,000,000 shares of common stock issuable upon the exercise of warrants, approximately 19,600,000 shares of common stock issuable upon the conversion of convertible debt, and may be required to issue up to an aggregate of 50,000,000 shares of common stock pursuant to a consulting agreement, subject to the satisfaction of certain conditions under that agreement.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS, DEBT REDUCTION OR POTENTIAL ACQUISITIONS DURING 2009.

As of April 10, 2009, we had only approximately $25,000 of cash and cash equivalents on hand.  Since we do not expect to generate any revenue from operations in 2009, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Included in the expected cash expenditures is approximately $2,400,000 in debt that will become due during 2009, assuming some or all of such debt is not converted into equity prior to such date. Accordingly, we will require additional funds during 2009.

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

WE HAVE VERY LIMITED ASSETS IN OPERATION.

After we completed the sales of our Hosted Solutions Business and our Accounting Software Business in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is discovered or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of April 13, 2009, we own the past producing Bates-Hunter Mine in Colorado, a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project) through its wholly owned subsidiary and certain rights in the Vianey Concession in Mexico (currently no exploration activities are being conducted at any of these three properties). None of these properties may ever produce any significant mineral deposits.

Furthermore, on March 17, 2009, we consummated the acquisition of the Nanjing Sudan Mining Co, Ltd and the Xiaonanshan Mining Co, Ltd in a joint venture transaction with London Mining Plc. We hold a 50% equity interest in the joint venture, but London Mining holds a 99% priority dividend and certain other preferences until the return of their investment. Both the Xiaonanshan mine and the Nanjing Sudan processing plant are currently operating businesses in the PRC.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through December 31, 2008, we have incurred an aggregate net loss of $52,276,001.  We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2008 and 2007, and we have an accumulated deficit as of December 31, 2008. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern depends, in large part, on our ability to raise additional capital through equity or debt financing transactions. If we are unable to raise additional capital, we may be forced to discontinue our business.

CERTAIN OF OUR AGREEMENTS REQUIRE PAYMENTS IN FOREIGN CURRENCIES AND ARE SUBJECT TO EXCHANGE RATE FLUCTUATIONS.

Certain of our acquisition agreements (including certain of those we hold in our subsidiaries) and other agreements we have entered require payments in foreign currencies, including the Canadian Dollar, the Chinese Renminbi and the South African Rand. It is possible that we will enter into other agreements for future acquisitions or work relating to our various mining interests that will require payment in currencies other than the U.S. Dollar. Fluctuations in exchange rates, in particular between the U.S. Dollar and other currencies, can affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments.

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Substantial additional financing will be needed in order to fund beyond the current exploration programs underway or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models.  Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development.  Without significant additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations During 2009.”

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

In particular, mine production and the willingness of third parties such as central banks to sell or lease gold affects the supply of gold. Worldwide production levels also affect mineral prices. In addition, the price of gold, silver and iron ore have on occasion been subject to very rapid short-term changes due to speculative activities. Fluctuations in gold prices may adversely affect the value of any discoveries made at the sites with which we are involved.

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

CERTAIN OF OUR DIRECTORS AND OFFICERS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS TO WHICH WE OR OUR AFFILIATES MAY BE PARTIES.

H. Vance White, who is the Chairman of our Board of Directors, is both an officer and director of Hawk Uranium Inc, (f/k/a Hawk Precious Minerals Inc.) a junior exploration company, and a partner in Brooks & White Associates, an unincorporated Canadian partnership that provides management, financial and investor relations services to junior mineral resource exploration companies.  As a result of his positions with other companies that may, from time to time, compete with us, Mr. White may have conflicts of interest to the extent the other companies with which they are affiliated acquire rights in exploration projects that may be suitable for us to acquire.

Stephen D. King, our Chief Executive Officer, and William B. Green, our President of Asia Operations, are both directors of China Global Mining Resources (BVI) Ltd. (“CGMR”), our joint venture entity with London Mining Plc, and the subsidiaries of CGMR.  Additionally, Mr. Green is the principal of Green Earth Mining Resources, a Hong Kong corporation that will serve as operator of CGMR’s operations in the PRC.  Mr. King serves as a consultant to Green Earth. As a result of Mr. King’s and Mr. Green’s affiliation with each and any of CGMR, its subsidiaries and Green Earth may result in conflicts of interest with us.

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga (Barbados), Kwagga (Proprietary) and Journey will have good and proper right, title and interest in and to the respective mining exploration rights they currently own, have optioned or intend to acquire and that they will explore and develop. Such rights may be subject to prior unregistered agreements or interests or undetected claims or interests, which could materially impair our ability to participate in the development of our projects. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

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

DUE TO LEGISLATION ENACTED IN SOUTH AFRICA, KWAGGA (PROPRIETARY) WILL BE REQUIRED TO SELL A SUBSTANTIAL AMOUNT OF ITS STOCK, WHICH WOULD DILUTE OUR EQUITY POSITION IN KWAGGA.

Kwagga (Barbados) and AfriOre are actively engaged in discussions with DME officials and others to ensure that Kwagga (Barbados) fulfills the ownership requirements for conversion under the Act; however, the finalization of the means of achieving that end will require greater certainty regarding the operation and interpretation of the Act and pending related legislation.

In accordance with the Broad-Based Socio-Economic Empowerment Charter for the South African mining industry and under the terms of the new shareholders agreement, as amended August 30, 2004, Kwagga (Proprietary) will offer up to 28 percent of its capital stock at fair market value to a HDSA investor group.  Any investment by such a group will dilute our ownership of Kwagga (Proprietary) and, accordingly, the right to receive profits generated from the FSC Project, if any.

DOING BUSINESS IN CHINA

Subsequent to our fiscal year end, CGMR, our 50% owned joint venture with London Mining, completed the acquisition of Nanjing Sudan Mining Co, Ltd. and the Xiaonanshan Mining Co, Ltd., which constitute an operating iron ore mine and processing plant in the Peoples Republic of China (“PRC”). Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could reduce the demand for CGMR’s products and materially and adversely affect our investments in the PRC. Accordingly, our financial condition and CGMR’s results of operations and prospects could be affected significantly by economic, political and/or legal developments in the PRC.

The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

While the Chinese economy has grown significantly in recent years, the growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us and CGMR. For example, CGMR’s financial condition and results of operations, and our ability to obtain distributions from CGMR’s operations, may be adversely affected by government control over capital investments or changes in applicable tax regulations.

The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the PRC government. The continued control of these assets and other aspects of the national economy by the PRC government could materially and adversely affect CGMR’s business. The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

UNCERTAINTIES WITH RESPECT TO THE CHINESE LEGAL SYSTEM COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

We could conduct a substantial portion of our business through one or more China-based entities or through third-party arrangements which may be subject to laws and regulations applicable to foreign investment in China and, in particular, laws applicable to foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE ANY REVENUES EFFECTIVELY.

Foreign exchange transactions by companies under China’s capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities. There may be some restrictions for us to receive funds from the PRC iron ore joint venture.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our corporate office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773, in which we occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, pursuant to a lease agreement that expires May 31, 2009, which requires monthly payments of $1,261.  We believe that our current corporate facilities are adequate for our current needs.

On June 12, 2008, our wholly owned subsidiary, Hunter Bates Mining Corporation, completed the acquisition of the Bates-Hunter Mine located in Central City, Colorado, which includes a water treatment plant, headframe building and the land, financed through a limited recourse promissory note  in the principal amount of Cdn$6,750,000 ($5,514,703 US as of December 31, 2008).  We do not claim to have any mineral reserves at the Bates-Hunter Mine and further development is contingent upon available funds.

ITEM 3.  LEGAL PROCEEDINGS

On January 14, 2009, we were served with a complaint in the action Advanced Drilling, Inc. v. Wits Basin Precious Minerals Inc., Hunter Bates Mining Corporation, Hunter Gold Mining, Inc., George E. Otten, Mammoth Hill LLC and Platinum Long Term Growth V, LLC, filed in the District Court, County of Gilpin, Colorado.  The complaint alleges claims of breach of contract, unjust enrichment and mechanic's lien foreclosure.  Advanced Drilling seeks, among other unspecified damages, payment of approximately $409,000 (recorded in Other Accrued Expenses as of December 31, 2008) it believes it is entitled pursuant to a contract with the Company for services and materials used in mining exploration completed in Gilpin County, Colorado, and further seeks to foreclose on the property upon which the services and work were provided if the suit is successful.   The Company and Advanced Drilling have been in discussions to resolve the matter, and the Company currently anticipates that the matter will be resolved out of court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.”  As of April 9, 2009 the last closing bid price of our common stock as reported by OTCBB was $0.07 per share. The following table sets forth for the periods indicating the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2007	$1.26	$0.26
Quarter Ended June 30, 2007	$1.27	$0.76
Quarter Ended September 30, 2007	$0.98	$0.21
Quarter Ended December 31, 2007	$0.30	$0.15

Quarter Ended March 31, 2008	$0.33	$0.18
Quarter Ended June 30, 2008	$0.25	$0.14
Quarter Ended September 30, 2008	$0.21	$0.10
Quarter Ended December 31, 2008	$0.15	$0.05

Quarter Ended March 31, 2009	$0.13	$0.05

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of April 10, 2009, there were approximately 170 record holders of our common stock, excluding shareholders holding securities in “street name.” Based on securities position listings, we believe that there are approximately 3,200 beneficial holders of our common stock in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2008, we made the following sales of unregistered securities during the quarter ended December 31, 2008.

In October 2008, we authorized the continuance of a consulting agreement with an unaffiliated public and investor relations consultant and issued an aggregate of 300,000 shares of our unregistered common stock.

In October and December 2008, Platinum Long Term Growth V, LLC converted $147,650 of its senior secured convertible promissory note into 2,034,846 shares of our unregistered common stock.

On December 24, 2008, we issued 1,000,000 shares of our unregistered common stock pursuant to a right-to-purchase option, which was exercised by Pacific Dawn Capital, LLC. The right-to-purchase was set to expire on December 31, 2008 and in order to induce Pacific Dawn to exercise their right, we reduced the exercise price to $0.06 per share (the original exercise price was $0.20 per share, being reduced in September 2007 to $0.15 per share and again in December 2007 to $0.10 per share). This right-to-purchase option was granted to Pacific Dawn stemming from financing transactions from 2005.  Donald S. Stoica, a member of our Board of Directors (effective April 2008) is a principal in Pacific Dawn.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

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

As of December 31, 2008, we own a past producing gold mine in Colorado (Bates-Hunter Mine), a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project) through its wholly owned subsidiary and certain rights in the Vianey Concession in Mexico.

On June 12, 2008, we completed the acquisition of the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, which included real property, mining claims, permits and equipment (the “Bates-Hunter Mine”).  We consummated the acquisition by transferring our right to purchase the Bates-Hunter Mine to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation, pursuant to a formal asset purchase agreement dated September 20, 2006, in which we issued a limited recourse promissory note for Cdn$6,750,000 and issued 3,620,000 shares of our common stock.  Through August of 2008, approximately 12,000 feet of drilling was accomplished, which provided detailed data, which has been added to our existing 3-D map of the region. As of the date of this Report, we have completed an initial surface drilling program and management is working on a revised work program and will release details after its assessment has been completed.

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa.  This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin.  The last completed drillhole on the FSC Project occurred in 2005. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados.  On March 3, 2008, we entered into a letter of intent with Communications DVR Inc. (“DVR”), a capital pool company then listed on the TSX Venture Exchange, whereby it is anticipated that DVR will acquire the aforementioned 65 percent of Kwagga Barbados in exchange for 22 million common shares of DVR. Currently, no exploration activities are being conducted at the FSC Project.

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

During all of fiscal 2008 and a great majority of 2007, we have expended enormous time and a substantial investment of our financial resources to acquire certain mining properties located in the People’s Republic of China. In our endeavors, we entered into various agreements with gold, nickel and iron ore property owners. As of December 31, 2008, our only outstanding agreements were with iron ore projects. Subsequently, on March 17, 2009, the Company and London Mining Plc entered into a joint venture created for the purpose of acquiring certain of those iron ore properties. That joint venture entity, China Global Mining Resources (BVI) Ltd., a British Virgin Islands corporation, (which we hold a 50% equity interest in) and through its wholly owned subsidiary, China Global Mining Resources Ltd., a Hong Kong corporation acquired the Nanjing Sudan Mining Co. Ltd. and Xiaonanshan Mining Co. Ltd.  See Note 20 to our annual financial statements for the years ended December 31, 2008 and 2007 included elsewhere in this Annual Report for details of the acquisitions.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007.

Revenues

We had no revenues from continuing operations for the years December 31, 2008 and 2007. Furthermore, we do not anticipate having any significant future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $7,631,564 for 2008 as compared to $6,953,591 for 2007. Of the $7,631,564 recorded for general and administrative expenses in 2008, approximately $2,185,000 relates to our due diligence processes on the China mining properties (travel and visa requirements, site visits and significant costs with consultants and attorneys), $1,752,000 relates to public relations services, consulting fees and shareowner services and $2,210,000 relates to non-cash compensation charges for options, warrants and common stock issuances and/or modifications.  Of the $6,953,591 recorded for general and administrative expenses in 2007, approximately $2,251,780 relates to our due diligence processes on the China mining properties (travel and visa requirements, site visits and significant costs with consultants and attorneys), $2,353,642 relates to public relations services, consulting fees and shareowner services and $1,299,005 relates to non-cash compensation charges for options, warrants and common stock issuances and/or modifications. We anticipate that our operating expenses will increase over the next fiscal year due to our continued plans to develop or obtain additional exploration projects.

Exploration expenses relate to the issuance of stock and warrants for acquiring mining rights and cash expenditures being reported on the work-in-process from the various project operators. Based on our success in obtaining dedicated funds and the timeframe for receipt of such funds, we could anticipate the rate of spending for fiscal 2009 Bates-Hunter Mine exploration expenses to increase.

Components of exploration expenses are as follows:

	Years Ended December 31,		May 1, 2003 (inception) to
			December 31,
	2008	2007	2008
Expenditures related to Bates-Hunter Mine	$1,412,154	$1,938,387	$5,072,661
Expenditures related to Vianey	—	136,820	645,106
Expenditures related to other projects	27,582	89,701	337,106
Issuance of shares and warrant expense (1)	185,282	590,583	1,094,596
Issuance of shares to Hawk USA	—	—	4,841,290
	$1,625,018	$2,755,491	$11,990,759

(1) During 2008, we issued a three-year warrant to purchase up to 750,000 shares of our common stock with an exercise price of $0.20 per share valued at $185,282 (using the Black-Scholes pricing model to calculate the fair value) relating to the Bates-Hunter Mine.  During 2007, we issued 2,100,000 shares of common stock valued at $560,000 to obtain the rights to the Vianey project and 100,000 shares of common stock valued at $27,000 to a vendor for extending payment terms for drilling services and recorded $3,583 in warrant expense for Bates-Hunter Mine consultants.

Depreciation for 2008 was $65,142 as compared to $16,050 for 2007, which represents straight-line depreciation of fixed assets purchased for work being performed at the Bates-Hunter Mine. We will recognize more depreciation expense in 2009 compared to 2008 due to the assets purchased with the closing of the Bates-Hunter Mine in June 2008.

We incurred costs for the uncompleted and terminated merger with Easyknit totaling $1,238,619 for the year ended December 31, 2007. These costs represent fees charged by our Hong Kong and US attorneys, various Hong Kong advisors and other litigation costs.

We recorded gains of $95,820 on the sale of two mining projects for the year ended December 31, 2007.  In June 2003, we acquired the Holdsworth Project from Hawk Uranium Inc. and in September 2007, we sold all of our rights and claims in Holdsworth back to Hawk for Cdn$50,000 ($47,260 US). In June 2006, we acquired an interest in five mining claims held by Hawk and in October 2007, we sold our interest to both Hawk and MacDonald Mines for an aggregate sale price of Cdn$50,000 ($48,560 US).

We recorded $12,362 in losses related to certain assets that became damaged and un-repairable, which were being utilized for de-watering at the Bates-Hunter Mine site.

We recorded $18,012 in losses related to a $60,000 advance of funds to the FSC project in which we own a 35% interest. AfriOre informed us that they would not be providing any additional funding and that it was our responsibility to maintain the permits and land claims of the FSC Project. Therefore, in November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to the Company of $60,000. We will recognize 100% of this $60,000 advance as an equity loss in an unconsolidated affiliate to coincide with the funds being dispersed by Kwagga, all of which relate to such permit and land claim maintenance.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense, gains from sale of marketable investment, losses recognized from the extinguishment of debt and non-cash foreign currency adjustments. Other income for 2008 was $813 of interest income, and $70,117 for 2007 (which included a $65,580 gain from sale of marketable investments and $4,537 of interest income).

Interest expense for 2008 was $3,292,448 and for 2007 it was $1,061,383. Interest expense relates primarily to interest on significant new debt, extensions to debt agreements and additional rights granted to the promissory note holders. Components of interest expense for 2008 were: $1,333,604 in principal loan interest and $1,958,844 representing the amortization of original issue discount and beneficial conversion feature costs relating to the issuance of common stock and warrants in connection with our loans. Components of interest expense for 2007 were: $529,294 in principal loan interest and $532,089 representing the amortization of original issue discount relating to the issuance of common stock and warrants in connection with notes payable.

During the year ended December 31, 2008, various loans with China Gold, LLC were refinanced several times, primarily to terminate the conversion feature, combine the notes into one consolidated note, and extend the terms for an additional 13 months.  The refinancings included the issuance of 39,200,000 warrants and were accounted for as an extinguishment of the old debt and a re-issuance of new debt, resulting in a net loss on extinguishment of $1,485,558.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to our dealings with the recourse promissory note in the amount of Cdn$6,750,000.  We recorded a $1,222,082 gain for the period from June 12, 2008 (acquisition date) to December 31, 2008 due to the exchange rate between the US Dollar and the Canadian Dollar as of December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $4,773,964 at December 31, 2008, compared to $11,393,352 at December 31, 2007.  Cash and equivalents were $230,729 at December 31, 2008, representing an increase of $100,248 from the cash and equivalents of $130,481 at December 31, 2007.

For the years ended December 31, 2008 and 2007, we had net cash used in operating activities of $5,134,235 and $6,666,746, respectively. Our primary capital requirements have been the funding of our entrance into Chinese business opportunities. We entered into and terminated a merger transaction with Easyknit Enterprises Holdings Limited during 2007 and we recorded $1.2 million of direct merger expenses for the year ended December 31, 2007.  During 2008, we had interest expense of $1.3 million, we recorded $2.1 million of expense directly related to acquisition of PRC properties and expended $1.4 million towards exploration efforts.

For the year ended December 31, 2008, we had net cash provided by investing activities of $1,397,214 and we had net cash used in investing activities of $6,823,710 for the comparative year in 2007.  Our primary investing requirements have been the funding of our entrance into PRC business opportunities. During 2007, we had invested $7 million in two PRC properties: $2 million for a nickel operation and the $5 million into the PRC iron ore mining properties in order to secure future rights to purchase.  During 2008, we terminated the agreement for the nickel mine and received $1.85 million of the original $2 million invested as a partial refund.

For the years ended December 31, 2008 and 2007, we had net cash provided by financing activities of $3,837,269 and $13,535,027, respectively. During 2007, (i) through the sale of common stock (net of offering costs related to the private placements) and the exercise of options and warrants, we raised $3.6 million, (ii) we received cash proceeds of $11.2 million from debt financing and (iii) repaid $1.3 million of debt. During 2008, (i) through the sale of common stock (net of offering costs related to the private placements) and the exercise of warrants, we raised $1.5 million, (ii) we received cash proceeds of $3.0 million from debt financing and (iii) repaid $555,000 of debt.

The following table summarizes the Company’s debt as of December 31, 2008:

Face Amount		Accrued Interest		Maturity Date	Type
$110,000		$5,349		December 8, 2008 (7)	Conventional
$50,000		$564		December 31, 2008 (7)	Conventional
$822,350	(1)	$48,072		February 11, 2009 (7)	Convertible (2)
$110,000		$11,651		March 31, 2009 (7)	Convertible (3)
$60,000		$808		April 20, 2009	Conventional
$1,000,000		$23,653		August 22, 2009	Convertible (4)
$10,421,107		$31,520		February 15, 2010	Conventional
$5,139,637	(5)		(6)	December 31, 2015	Conventional

1.	The original face amount was $1,020,000, less $197,650 converted during 2008.
2.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
3.	Convertible at $0.20 per share.
4.
As of December 31, 2008, convertible at $0.20 per share. Effective March 17, 2009, with the consummation of the PRC iron ore properties (in a joint venture transaction with London Mining) the conversion price was reduced to $0.10 per share.

5.	Includes $204,248 (the equivalent of Cdn$250,000) of current portion due April 30, 2009.
6.	Interest does not begin accruing until January 1, 2010.
7.	Currently past due and being renegotiated; original terms apply in the default period.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months.  As of the date of this Annual Report, we have estimated our cash needs over the next twelve months to be approximately $10,000,000 (which includes approximately $2,400,000 for repayment of debt during 2009, assuming some or all of such notes are not converted into equity prior to maturity.  Additionally, should any projects or mergers be completed during 2009, additional funds will be required.  We will continue our attempt to raise additional capital.  Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all.  In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2008, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company, the accompanying notes and the report of independent registered public accounting firm are included as part of this Form 10-K beginning on page F-1, which follows the signature page.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of December 31, 2008, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2008, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We are currently taking steps to remediate such material weakness as described below.

Since we do not have a formal audit committee, our Board of Directors oversees the responsibilities of the audit committee. The Board is fully aware that there is lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2008.

As a result of the material weaknesses described below, management has concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007, management identified certain material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management identified the following control deficiencies that represent material weaknesses at December 31, 2007:

•
Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries.  Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s global financial transactions.  Numerous GAAP audit adjustments were made to the financial statements for the year ended December 31, 2007.  Additionally, the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.  This material weakness was not corrected during 2008 and additional GAAP audit adjustments were made to the financial statements for the year ended December 31, 2008.  Management continues to search for additional board members that are independent and can add financial expertise, in an effort to remediate this weakness.

•
The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of financial data and banking information.   The Company has very limited review procedures in place.  This material weakness was not corrected during 2008.  Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

•
During 2007, the Company entered into several material acquisition transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction.  There were no formal policy changes made in 2008 because no similar transactions were encountered during 2008.  Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed.

We undertook several steps in response to the identification of these material weaknesses that resulted in certain changes over the past twelve months in our internal control over financial reporting, but due to the Company’s limited funds and inability to add certain staff personnel, the changes were limited and not all completely effective.  Management continues to discuss additional entity-level controls it can establish in an effort to address the current lack of segregation of duties.  There were no additional material weaknesses noted during 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2008, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of April 13, 2009:

Name	Age	Positions with the Company

H. Vance White	64	Chairman
Stephen D. King	52	Chief Executive Officer and Director
Dr. Clyde L. Smith	72	President
Mark D. Dacko	57	Chief Financial Officer and Secretary
Norman D. Lowenthal	71	Director
Joseph Mancuso	67	Director
Donald Stoica	51	Director

H. Vance White was elected Chairman of the Board effective September 15, 2006 and has served as a director since June 26, 2003. Mr. White also served as our Chief Executive Officer from June 26, 2003 to September 15, 2006. Since January 2003, Mr. White has also served as President of Hawk Uranium Inc. a Toronto based mineral exploration company.  Since April 2001, Mr. White has also been a partner in Brooks & White Associates, an unincorporated partnership providing management, financial and/or investor relations services to junior companies primarily in the natural resources sector.  Since 1989 to present, Mr. White serves on the board of directors of Kalahari Resources Inc, a publicly-held Junior Canadian Resources company.  Since September 1979 to present, Mr. White has served as President and Director of Brewis & White Limited, a private family investment company.  From January 1991 to July 1998 he was the Franchisee for Alarm Force Industries in the Collingwood, Grey-Bruce Regions of Central Ontario, a provider of residential and commercial monitored alarm systems monitoring. From August 1993 to March 1995, Mr. White was the President of Amarado Resources Inc, a predecessor company of AfriOre Limited and a Director from August 1993 to June 1997. From September 1983 to September 1995, Mr. White was President of Mid-North Engineering Services, a company providing services and financing to the junior mining sector prior to which he was President and Director of the Dickenson Group of Companies, gold producers in the Red Lake gold mining camp of North Western Ontario, Canada. Mr. White has been involved with the natural resource industry for over 30 years and intends to devote approximately 40-50 percent of his time to the affairs of our Company.

Stephen D. King was appointed Chief Executive Officer effective September 15, 2006 and has served as a director since July 8, 2004. Mr. King also served as our President from May 15, 2006 to September 15, 2006. Since October 2000, Mr. King has served as President of SDK Investments, Inc, a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing. He has served as President, from January 1994 until July 2000 and Chairman until October 2000, of PopMail.com, inc, a publicly traded company with businesses in the hospitality and Internet sectors. Mr. King has no prior experience in the mineral exploration or mining industry.

Dr. Clyde L. Smith was appointed President effective September 15, 2006.  Since 1970, Dr. Smith has been sole owner and operator of CL Smith Consultants, an independent geological consulting firm.  Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith is a registered Professional Engineer with the Association of Professional Engineers and Geoscientists of British Columbia.  Dr. Smith has founded or co-founded five exploration companies and is responsible for the discovery of four deposits: the Jason lead-zinc-silver deposit, Yukon Territory, Canada; the Santa Fe gold deposit, Nevada; the North Lake gold deposit, Saskatchewan, Canada; and the Solidaridad gold-silver-copper deposit, Mexico.

Mark D. Dacko has served as our Chief Financial Officer and Secretary since March 2003 and he served as our Controller from February 2001 to March 2003. Mr. Dacko also served as a board member from June 2003 until April 10, 2008. Prior to joining the Company, Mr. Dacko was Controller for PopMail.com, inc, a publicly held email/marketing services and restaurant company, from January 1999 until January 2001.  From November 1994 to December 1998, Mr. Dacko was Controller for Woodroast Systems, Inc, a publicly held restaurant company based in Minneapolis, Minnesota.  Mr. Dacko has no prior experience in the mineral exploration or mining industry.

Norman D. Lowenthal was appointed to our board of directors on September 4, 2003.  Mr. Lowenthal is the past Chairman of the Johannesburg Stock Exchange, for the years 1997 to 2000.  Since April 1997 to the present, he has served as a member of the Securities Regulation Panel of South Africa.  Mr. Lowenthal was the Chairman of SSC Mandarin Financial Services Ltd for the period 2001 to 2007. Mr. Lowenthal is Vice-Chairman of the Taylor Companies, a private bank located in Washington, D.C., serving since 2002.  Mr. Lowenthal has been involved in the mining industry since 1960. He has served as chairman of several listed companies in this field, including in particular, gold and diamond producing companies.

Joseph Mancuso was appointed to our board of directors on September 22, 2007. In 1977, Mr. Mancuso founded The Chief Executive Officers Club, Inc, a non-profit organization with chapters in the United States and abroad that is dedicated to the continuing education of entrepreneurial managers, and has served as its Chief Executive Officer since that time. In 1977, Mr. Mancuso also founded the Center for Entrepreneurial Management, Inc, a non-profit organization. Mr. Mancuso received a Ph. D. in Educational Administration from Boston University, an MBA from the Harvard Business School, and a degree in Electrical Engineering degree from Worcester Polytechnic Institute in Massachusetts.

Donald Stoica was appointed to our board of directors on April 10, 2008. In February 1999, Mr. Stoica founded SSR Engineering, Inc, which is a privately held corporation based in Anaheim, California that develops high performance radar systems for use in security, navigation, defense and related applications. Mr. Stoica has served as President and Chief Executive Officer of SSR Engineering since its inception. From 1975-1998, Mr. Stoica worked at Hughes Aircraft Company, including a Technical Director.  Mr. Stoica received his B.S. in Electrical Engineering from California Polytechnic State University in Pomona, California and his Masters Degree in Electrical Engineering from the University of Southern California in Los Angeles, California. Mr. Stoica is also a principle in Pacific Dawn Capital LLC, a company which we have had various financing transactions with since 2005.

There is no family relationship between any director and executive officer of the Company.

Significant employee

William B. Green has served as our President of Asia Operations since February 2007. Mr. Green is a graduate of the University of Pennsylvania’s Wharton School of Business.  Mr. Green has more than 15 years experience of working and living in Asia and led efforts to establish joint venture partnerships on behalf of American Standard Companies Inc. and Kohler Industries.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and persons performing similar functions. The Code of Ethics is available on our website at www.witsbasin.com.  If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics to an executive officer or director, we will promptly disclose the nature of the amendment or waiver by filing with the SEC a current report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that all such forms required during 2007 and 2008 were filed on a timely basis, except for the following:

Joseph Mancuso filed a Form 4 on October 2, 2007 relating to a transaction on September 24, 2007.
Stephen King filed a Form 4 on June 2, 2008 relating to a transaction on March 12, 2007.
Joseph Mancuso filed a Form 5 on June 3, 2008 relating to a transaction on December 31, 2007.
Mark Dacko filed a Form 4 on March 6, 2009 relating to a transaction on April 10, 2008.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Company does not have a formal audit committee with a financial expert; therefore our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2008. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2008 and 2007 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation earned for services rendered in all capacities by our chief executive officer and the other highest-paid executive officers whose total compensation for the fiscal years ended December 31, 2008 and 2007 exceeded $100,000. No other executive officer of ours received compensation in excess of $100,000 during fiscal year 2008.

	Annual Compensation
				Option	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Compensation		Total ($)

Chief Executive Officer
Stephen D. King	2008	$60,000	$—	$1,501,748	$367,500	(2)	$1,929,248
	2007	$60,000	$—	$420,345	$171,745	(3)	$652,090

President
Dr. Clyde Smith	2008	$120,000	$—	$122,875	$—		$242,875
	2007	$120,000	$—	$122,874	$—		$242,874

Chief Financial Officer
Mark D. Dacko	2008	$130,875	$—	$38,709	$—		$169,584
	2007	$120,000	$—	$—	$—		$120,000

President of Asia Operations
William Green (4)	2008	$120,000	$—	$212,443	$—		$332,443
	2007	$103,288	$—	$601,922	$—		$705,210

(1)
Amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal years ended December 31, 2008 and 2007 in accordance with SFAS 123(R) of stock option awards, and may include amounts from awards granted in and prior to fiscal years 2007 and 2006. Assumptions used in the calculation of this amount for employees are identified in Note 16 to our annual financial statements for the years ended December 31, 2008 and 2007 included elsewhere in this Annual Report.

(2)
Includes the following compensation: (i) pursuant to the employment agreement with Mr. King, he is entitled to receive up to $75,000 annually in lieu of any employee benefits, of which $68,750 was paid during 2008, (ii) $153,750 paid to Corporate Resource Management, Inc, an entity wholly owned by Deb King, the spouse of Mr. King, pursuant to an amended and restated consulting agreement with Corporate Resource Management, executed in November 2008 relating to services provided to the Company and (iii) $145,000 (calculated using the Black Scholes pricing model) related to the extension of two warrants held by Mr. King’s spouse, such extension was negotiated as part of his employment agreement.

(3)
Includes the following compensation:  (i) $80,000 received pursuant to a consulting agreement dated January 27, 2005 with Mr. King for consulting services relating to strategic merger, acquisition and corporate advice with regard to the Company’s Colorado mining opportunities, (ii) $37,183 in reimbursements to Mr. King for administrative assistance obtained by Mr. King for his Atlanta office; and (iii) $75,000 paid to Corporate Resource Management, Inc, an entity wholly owned by Deb King, the spouse of Mr. King, pursuant to a consulting agreement with Corporate Resource Management relating to its services to the Company to provide investment banking services relating to the purchase and sale of mining related assets.

(4)	Mr. Green was hired as our President of Asia Operations effective February 19, 2007.

EXECUTIVE EMPLOYMENT AGREEMENTS

We have entered into employment agreements with certain of our executives which include provisions that entitle those executives to receive severance payments in specified cases of termination without cause or change of control of the Company. In the event that our executives qualify for severance payments, such payments would be made on a monthly basis.

Stephen D. King

On May 29, 2008, we entered into an employment agreement with Mr. King, our Chief Executive Officer.  The term of the agreement is for a period of three years, with automatic one-year renewals, subject to either party’s right to terminate upon 30-day written notice.  Mr. King is entitled to a base salary of $5,000 per month, and is eligible for an annual bonus at the discretion of the Company’s compensation committee.  Mr. King is further entitled to up to $75,000 annually in lieu of any employee benefits, such amount to be payable in monthly installments and to be used by Mr. King in his discretion.  In the event Mr. King is terminated by the Company for any reason other than death or for “Cause” (as defined in the agreement), he will be entitled to receive his accrued and unpaid compensation to the time of the termination plus: (i) in the event the termination occurs prior to the first anniversary of the agreement, $56,250 in cash; (ii) in the event the termination occurs on or after the first anniversary of the agreement but prior to the second anniversary, $112,500 in cash; (iii) in the event the termination occurs on or after the second anniversary of the agreement but prior to the third anniversary, $168,750 in cash; or (iv) in the event the termination occurs on or after the third anniversary of this agreement, $225,000 in cash.  The agreement includes standard confidentiality provisions, as well as a non-competition and non-solicitation provision that runs for three months in the event his employment with the Company is terminated prior to the first anniversary of the agreement, and increases by a period of three months for each additional year of service under the agreement to a maximum of one year in the event the agreement is terminated on or following the three-year anniversary of the agreement.

Pursuant to the agreement, we issued Mr. King a ten-year option to purchase 2,000,000 shares of our common stock at an exercise price of $0.20 per share.  The option shall vest in three equal annual installments commencing on the first anniversary of the date of grant. The vesting of the option shall accelerate (i) at such time the closing price of the Company’s common stock (as quoted on the OTCBB or an exchange) remains at or above $1.00 per share for 30 trading days, (ii) upon Mr. King’s death, (iii) upon the occurrence of a change of control or (iv) upon the Company’s termination of Mr. King’s employment for any reason other than Cause (and there was no acceleration due to (i) through (iv) as of December 31, 2008). Effective May 29, 2008, Mr. King transferred the option agreement into the name of his spouse, Deborah King.

Furthermore and in consideration of the parties’ entry into the employment agreement, the Company entered into an Amended and Restated Stock Option Agreement (the “Amended Option Agreement”) with Deborah King, amending the terms of an option agreement originally entered into with Mr. King dated March 9, 2007 (the “Original Option”) but subsequently transferred to Deborah King on March 12, 2007.  The Amended Option Agreement amends the terms of the option to purchase 3,000,000 shares of our common stock at an exercise price of $1.02 per share to change the vesting schedule to provide for vesting in three equal annual installments commencing March 9, 2008. Additionally, the Amended Option Agreement provides that the vesting of the option shall accelerate (i) at such time the closing price of the Company’s common stock (as quoted on the OTCBB or an exchange) remains at or above $1.00 per share for 30 trading days, (ii) upon Mr. King’s death, (iii) upon the occurrence of a change of control or (iv) upon the Company’s termination of Mr. King’s employment for any reason other than Cause (there was no acceleration due to (i) through (iv) as of December 31, 2008).

Mark D. Dacko

On April 10, 2008, we entered into an employment agreement with Mr. Dacko, our Chief Financial Officer.  The term of the agreement is for a period of three years, with automatic one-year renewals, subject to either party’s right to terminate upon 30-day written notice.  Mr. Dacko is entitled to a base salary of $11,250 per month and is eligible for an annual bonus at the discretion of the Company’s compensation committee.  In the event Mr. Dacko’s employment is terminated by the Company without “Cause” (as defined in the agreement) or he voluntarily terminates his employment within 6 months following a “Change in Control” (as defined in the agreement), he will be entitled to receive his accrued and unpaid compensation to the time of the termination plus a severance payment equal to his base salary for 9 months, payable in accordance with the Company’s normal payroll over such period. The agreement includes standard confidentiality provisions, as well as a one-year non-solicitation provision.

Pursuant to the agreement, we issued to Mr. Dacko a ten-year stock option to purchase up to 600,000 shares of our common stock at an exercise price of $0.21, the closing price of the Company’s common stock on the day prior to the grant.  The option shall vest in equal quarterly installments of 50,000 shares over three years, with the first 50,000 vesting on April 10, 2008.

William Green

On February 19, 2007, we entered into an employment agreement with Mr. Green as President of Asia Operations.  The term of the agreement is for a period of three years, and is terminable by either party with one year written notice.  Under the agreement, Mr. Green is entitled to a base salary of $10,000 per month and standard benefits provided by the Company to its management team.  Additionally, the Company has agreed to pay Mr. Green an advance of $10,000 and reimburse him for certain expenses in excess of such amount relating to his relocation to Hong Kong.

The Company further issued Mr. Green a ten-year option to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $0.43 per share, the fair market value of the Company’s common stock on the date of grant.  The option shall vest in three installments as follows:  (i) with respect to 1,000,000 shares vested in February 2007; (ii) with respect to an additional 500,000 shares on the first anniversary of the effective date and (iii) with respect to the remaining 1,000,000 shares on the earlier of (a) the time the Company achieves certain performance criteria to be established by the Company’s board of directors or (b) the third anniversary of the option grant.  The remaining 1,000,000 shares have not vested as of December 31, 2008.  The employment agreement further provides standard confidentiality and one-year non-competition and non-solicitation provisions.

Except as reported above, we have not entered into any severance or change of control provisions with any of our executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2008.  The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Exercise Date
Stephen King (1)	250,000	(2)	—		—		$0.40	07/08/14
	250,000	(3)	—		—		$0.26	05/02/15
	200,000	(4)	—		—		$0.15	10/20/15
	2,000,000	(5)	1,000,000	(5)	—		$1.02	03/09/17
	—		2,000,000	(6)	—		$0.20	05/29/18
Clyde Smith	900,000	(7)	600,000	(7)	—		$0.31	09/15/16
	200,000	(8)	—		300,000	(8)	$0.31	09/15/16
Mark Dacko	40,000	(9)	—		—		$2.75	02/05/11
	350,000	(10)	—		—		$0.56	07/09/13
	125,000	(11)	—		—		$0.23	12/29/14
	250,000	(3)	—		—		$0.26	05/02/15
	200,000	(4)	—		—		$0.15	10/20/15
	150,000	(12)	450,000	(12)	—		$0.21	04/10/18
William Green	1,500,000	(13)	—		1,000,000	(13)	$0.43	02/19/17

(1)	All options have been transferred into the name of Mr. King’s spouse.
(2)	Options vested in portions of 125,000, 62,500 and 62,500 on July 8, 2004, January 8, 2005 and July 8, 2005, respectively.
(3)	Options vested in their entirety on May 2, 2005.
(4)	Options vested in their entirety on October 20, 2005.
(5)
Effective with Mr. King’s May 29, 2008 employment agreement, the options vest in equal portions of 1,000,000 annually commencing on March 9, 2008 pursuant to that certain Amended and Restated Option Agreement, which provides for acceleration to the vesting schedule of the remaining options under certain conditions.

(6)	Options vest in portions of 666,667, 666,667 and 666,666 annually commencing on May 29, 2009, with any portion subject to acceleration immediately upon completion of certain material events.
(7)	Options vest in equal portions of 300,000 annually commencing on September 15, 2006.
(8)
Options vest in equal portions of 100,000 annually commencing on September 15, 2007 subject to the achievement of objective criteria determined by the Board of Directors from time to time with respect to each year prior to the commencement of such year.

(9)	Options vested in portions of 10,000, 15,000 and 15,000 on May 5, 2001, February 5, 2002 and February 5, 2003, respectively.
(10)	Options vested in portions of 175,000, 87,500 and 87,500 on July 9, 2003, January 9, 2004 and July 9, 2004.
(11)	Options were granted by our Board of Directors for Mr. Dacko’s voluntary deferment of salary for a six-month period during 2004. Options vested December 29, 2004.
(12)	Options vest in equal quarterly installments of 50,000 shares commencing on April 10, 2008
(13)
Options vest in three installments as follows: (i) with respect to 1,000,000 shares vested in February 2007; (ii) with respect to an additional 500,000 shares on February 19, 2008; and (iii) with respect to the remaining 1,000,000 shares on the earlier of (a) the time the Company achieves certain performance criteria to be established by the Board of Directors or (b) the third anniversary of the option grant.

DIRECTOR COMPENSATION

Members of our board who are also employees of ours receive no compensation for their services as directors. Non-employee directors are reimbursed for all reasonable and necessary costs and expenses incurred in connection with their duties as directors.  In addition, we issue options to our directors as determined from time to time by the Board.

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

In consideration of Mr. Stoica’s agreement to serve on the board, and his future service on the board, on April 10, 2008, we awarded Mr. Stoica a ten-year option to purchase up to 400,000 shares of our common stock at an exercise price of $0.21 per share, the closing price of our common stock on the prior business day. The option vests in equal semiannual installments of 100,000 shares each over two years, with the first installment vesting June 30, 2008.

The following table sets forth the compensation earned by each of our non-employee directors for the year ended December 31, 2008:

Name	Year	Option Awards (1)	All Other Compensation	Total
H. Vance White	2008	$—	$—	$—
Norman D. Lowenthal	2008	$—	$—	$—
Joseph Mancuso	2008	$148,091	$—	$148,091
Donald S. Stoica	2008	$41,290	$—	$41,290

 (1) Amount reflects the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123(R) of stock option awards, relating to stock option grants to purchase shares of our common stock, at an exercise price equal to the fair market value of our common stock on the dates of grant.  Assumptions used in the calculation of this amount for non-employees are identified in Note 16 to our financial statements for the year ended December 31, 2008 included elsewhere in this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of April 13, 2009, by any person, who is known to the Company to be the beneficial owner of five percent or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

H. Vance White	4,932,500	(2)	3.4
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Stephen D. King	5,366,667	(3)	3.6
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Mark D. Dacko	1,215,000	(4)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Clyde L. Smith	1,100,000	(5)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Norman D. Lowenthal	1,000,000	(6)	*
Private Bag X60
Saxonwold, 2132 South Africa
Joseph Mancuso	777,200	(7)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Donald S. Stocia	7,408,976	(8)	5.0
80 South 8th Street, Suite 900
Minneapolis, MN 55402
William Green	2,700,000	(9)	1.8
80 South 8th Street, Suite 900
Minneapolis, MN 55402
All directors and officers as a group	24,500,343		15.3
(8 persons)

* represents less than 1 percent.

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)
Includes 1,450,000 shares issuable upon the exercise of options that are currently exercisable.  Also includes 3,242,500 shares held by Hawk Uranium USA, Inc. (f/k/a Hawk Precious Minerals USA, Inc.), a wholly owned subsidiary of Hawk Uranium Inc. and 240,000 shares held by Hawk Uranium Inc, of which Mr. White is a director and executive officer.

(3)
Includes 3,366,667 shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days and 2,000,000 shares issuable upon exercise of certain warrants.  All options and warrants have been transferred into the name of Mr. King’s spouse.

(4)	Represents shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days.
(5)	Represents shares issuable upon the exercise of options that are currently exercisable.
(6)	Includes 700,000 shares issuable upon the exercise of options that are currently exercisable and 100,000 shares issuable upon exercise of certain warrants.
(7)	Includes 750,000 shares issuable upon the exercise of options that are currently exercisable. All options have been transferred into the name of Mr. Mancuso’s daughter.
(8)
Includes 200,000 shares issuable upon the exercise of options that are currently exercisable. Also includes 4,502,309 shares of common stock and 2,666,667 shares issuable upon the exercise of certain warrants held by Pacific Dawn Capital, LLC, of which Mr. Stoica is a principal.

(9)	Includes 1,500,000 shares issuable upon the exercise of an option that is currently exercisable.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2008:

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
	(a)		(b)
Equity compensation
plans approved by
security holders	5,343,500	$0.39	1,214,000

Equity compensation
plans not approved by
security holders	11,300,000	$0.50	450,000	(1)
Total	16,643,500	$0.47	1,664,000

(1) These 450,000 securities were added to the 2000 Director Stock Option Plan in July 2003 (a Plan previously approved by shareholders) but not yet presented for shareholder approval.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes certain relationships and related transactions that we have with persons deemed to be affiliates of ours. We believe that each of the transactions described below were on terms at least as favorable to our Company as we would have expected to negotiate with unaffiliated third parties.

Hawk Uranium Inc.

Our chairman, H. Vance White, is an officer and director of Hawk Uranium Inc.

We entered into a Memorandum of Agreement with Hawk in June 2006, whereby we acquired a 50% interest in the MacNugget Claims, held entirely by Hawk by issuing Hawk 40,000 shares of our common stock, valued at $12,800. Then in November 2006, we both sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd. such that Hawk and the Company each owned a 24.5% interest.  In October 2007, we sold our 24.5% interest to both Hawk and MacDonald for an aggregate sale price of Cdn$50,000 ($48,560 US). Other than the common stock issued to Hawk, we had not incurred any other expenses related to this project.

In August 2007, we entered into a management services agreement with Hawk, which agreement expired on December 31, 2007 and required a $100,000 payment, which has been accrued but not paid as of December 31, 2008.

On September 19, 2007, we sold all of our rights and claims in the Holdsworth Project to Hawk for Cdn$50,000 ($47,260 US). We acquired the Holdsworth Project from Hawk in June 2003.  The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. We’ve retained a one percent gross gold royalty for any gold extracted from the limited surface depth and Hawk retains the right to purchase one half of the royalty from us for Cdn$500,000. We have estimated that the value of the one percent royalty is immaterial and therefore have not recorded the possibility of a future gain.

In January 2008, we entered into a new management services agreement with Hawk, which agreement expired on December 31, 2008 and required a $100,000 payment, which has been accrued but not paid as of December 31, 2008.

In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to the Company of $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%. The proceeds of the financing are being expressly used to maintain the permits and land claims of the FSC Project in South Africa. In consideration of the loan, we issued a five-year warrant to purchase up to 250,000 shares of our common stock and granted a security interest in our right to acquire the 65% interest in Kwagga Barbados, subject to any existing security interest granted by us prior to November 12, 2008.  The security interest granted is to be construed to the fullest extent permitted without violating any term or right of any existing security interest or any holder of such security interest granted prior to the grant date. In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension we reduced the exercise price of the five-year warrant from $0.125 per share to $0.0625 per share.

Stephen D. King

Stephen D. King is our Chief Executive Officer and a member of our Board of Directors.

Pursuant to certain secured convertible promissory notes with Pacific Dawn Capital, LLC and Andrew Green entered into during 2005, Mr. King, who only served as a board member at that time, provided personal guaranties for the repayment of these notes. In exchange for the guaranties, we issued two warrants to purchase up to an aggregate of 2,000,000 shares of our common stock, with an exercise price of $0.15 per share. Mr. King subsequently assigned both of the warrants to his spouse.  The warrants had expiration dates of October 13 and November 4, 2007. In October 2007, our board of directors authorized an extension of the expiration dates, granting a one-year extension.  We recorded a non-cash expense of $139,054 related to these warrant modifications. In September 2008, our board of directors authorized an additional extension of the expiration dates, granting a two-year extension, until October 13 and November 4, 2010. We recorded a non-cash compensation charge of $145,000 related to these warrant modifications.

Corporate Resource Management, Inc.

On November 12, 2008, we entered into an amended and restated consulting agreement with Corporate Resource Management, Inc, a Minnesota corporation (“CRM”).  CRM is an entity wholly owned by Deborah King, the spouse of Stephen D. King.  CRM provides the Company with investment banking services relating to the purchase and sale of mining related assets.  Pursuant to the agreement, CRM is entitled to a fee of $13,750 per month, plus reimbursement of normal out-of-pocket expenses.  The term of the agreement is for one year, with automatic renewals unless either party provides notice of termination.  Each party has the right to terminate the agreement with a 30-day written notice, provided that CRM is entitled to a $75,000 termination fee if the agreement is terminated by the Company without cause. The amended agreement superseded in its entirety the terms of the prior consulting agreement with CRM dated May 15, 2006.  Pursuant to the amendment, the Company eliminated a provision for potential payment of commissions of up to two percent of the value of any asset transactions completed during the term of the agreement and for a period of one year following termination. For the years ended December 31, 2008 and 2007, we paid $153,750 and $120,000, respectively, pursuant to the terms of the consulting agreement.

Pacific Dawn Capital LLC

Donald S. Stoica became a member of our Board of Directors effective April 2008 and he is a principle in Pacific Dawn Capital LLC.

On December 24, 2008, we issued 1,000,000 shares of our unregistered common stock pursuant to a right-to-purchase option, which was exercised by Pacific Dawn. The right-to-purchase was set to expire on December 31, 2008 and in order to induce Pacific Dawn to exercise their right, we reduced the exercise price to $0.06 per share (the original exercise price was $0.20 per share, being reduced in September 2007 to $0.15 per share and again in December 2007 to $0.10 per share). This right-to-purchase option was granted to Pacific Dawn stemming from financing transactions from 2005.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Wits Basin Precious Minerals Inc, its senior management and its independent registered public accounting firm, the Board has determined that only Joseph Mancuso is currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 12, 2009, our Board of Directors ratified the engagement of Carver Moquist & O’Connor, LLC (“CMO”) to audit our financial statements for the year ended December 31, 2008 and on January 10, 2008, our Board ratified the engagement of CMO to audit our financial statements for the year ended December 31, 2007.

AUDIT FEES:
The aggregate fees billed for professional services rendered by CMO for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and 10-Q for 2008 and 2007, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $102,890 for the year ended December 31, 2008 and $86,947 for the year ended December 31, 2007.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee.  Our Board approves each engagement for audit or non-audit services before we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2008 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation, effective September 24, 2007, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 2004 (File No. 1-12401)).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-2 filed on November 26, 2003 (File No. 333-110831)).

4.2	Form of Class C Redeemable Warrant (incorporated by reference to Exhibit 4.7 to the Company’s Form SB-2 filed on Form SB-2 filed on July 14, 2006 (File No. 333-135765)).

4.3
Form of Warrant to purchase 3,000,000 shares of the Company’s common stock issued to Platinum Long Term Growth V, LLC. (incorporated by reference to Exhibit 4.4 to Form 10-K for the year ended December 31, 2007 (File No. 1-12401)).

4.4
Form of Warrant to purchase 2,100,000 shares of the Company’s common stock issued to Platinum Long Term Growth V, LLC. (incorporated by reference to Exhibit 4.5 to Form 10-K for the year ended December 31, 2007 (File No. 1-12401)).

4.5
Warrant to Purchase 2,500,000 Shares of the Company’s common stock issued in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

4.6
Warrant to Purchase 882,000 Shares of the Company’s common stock issued in favor of China Gold, LLC. (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12401)).

4.7
Warrant to Purchase 39,200,000 Shares of the Company’s common stock issued in favor of China Gold, LLC. (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12401)).

10.1	1999 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 18, 2006).

10.2	2000 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Company’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.3	2001 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 18, 2006).

10.4	2003 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to Company’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.5	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.6
Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Company, and Kwagga Gold (Barbados) Limited, dated August 27, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 1, 2004).

10.7
Amendment to Shareholders Agreement by and among AfriOre International (Barbados) Limited, the Company, and Kwagga Gold (Barbados) Limited, dated August 30, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 1, 2004).

10.8
NI 43-101 Technical Report Pertaining To: The Vianey Mine – Guerrero State, Mexico (dated of October 18, 2004 and revised March 10, 2005) prepared by Rodney A. Blakestad J.D., C.P.G. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed June 30, 2006).

10.9
Warrant Agreement between the Company and American Stock Transfer & Trust Company, dated June 28, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Form SB-2 filed on Form SB-2 filed on July 14, 2006 (File No. 333-135765)).

10.10	Employment Offer Letter by and among the Company and Dr. Clyde L. Smith dated September 14, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 18, 2006).

10.11
Employee Stock Option Vesting Correction Letter by and among the Company and Dr. Smith dated September 21, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Amendment to Form 8-K filed September 21, 2006).

10.12
Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 25, 2006).

10.13
Joint Venture Agreement dated December 18, 2006, by and among the Company, Journey Resources Corp., and Minerales Jazz S.A. De C.V. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 19, 2006).

10.14	Employment Agreement between the Company and William Green dated February 19, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.15	Stock Option Agreement between the Company and William Green dated February 19, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2007).

10.16	Stock Option Agreement between the Company and Stephen D. King dated March 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.17
Convertible Notes Purchase Agreement dated April 10, 2007 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.18
Agreement and Plan of Merger and Reorganization dated April 20, 2007 by and among the Company, Easyknit Enterprises Holdings Limited and Race Merger, Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2007).

10.19	Amendment #1 to Agreement and Plan of Merger and Reorganization dated May 21, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2007).

10.20
Amendment to Convertible Notes Purchase Agreement, dated June 19, 2007, by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.21
Form of Secured Convertible Note of the Company to be issued pursuant to Convertible Notes Purchase Agreement dated April 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.22
Guaranty of Wits-China Acquisition Corp. dated April 10, 2007 in favor of China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.23	Security Agreement dated June 19, 2007 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.24
Joint Venture Agreement dated April 14, 2007 by and between Shanxi Hua Ze Nickel Smelting Co. and China Global Mining Resources Limited (incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2007 (File No. 1-12401)).

10.25
Supplemental Agreement to Joint Venture Agreement, dated June 6, 2007 by and between Shanxi Hua Ze Nickel Smelting Co. and China Global Mining Resources Limited (incorporated by reference to Exhibit 10.43 to Form 10-K for the year ended December 31, 2007 (File No. 1-12401)).

10.26
Supply Contract dated June 15, 2007 by and among China Global Mining Resources Limited, Shaanxi Hua Ze Nickel and Cobalt Metals Co., Ltd. and Shaanxi Xingwang Import & Export Limited (incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2007 (File No. 1-12401)).

10.27
Equity Transfer Heads of Agreement dated May 4, 2007 by and among China Global Mining Resources Limited, Lu Benzhao, Lu Nan and Jin Yao Hui (incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended December 31, 2007 (File No. 1-12401)).

10.28
Equity Transfer Heads of Agreement dated May 4, 2007 by and among China Global Mining Resources Limited, Lu Benzhao, Lu Nan, Nanjing Sudan Mining Co., Ltd., Maanshan Zhaoyuan Mining Co., Ltd. and Xiaonanshan Mining Co. Ltd (incorporated by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2007 (File No. 1-12401)).

10.29
Amendment to Joint Venture Agreement dated October 31, 2007 by and among the Company, Journey Resources Corp., and Minerales Jazz S.A. De C.V., whereby we issued 1,600,000 shares of common stock in lieu of the $400,000 exploration work payment (incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 2007 (File No. 1-12401)).

10.30	Letter Agreement dated October 31, 2007 by and among the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2007).

10.31
Sale of Shares Agreement between and among the Company, AfriOre International (Barbados) Limited and Kwagga Gold (Barbados) Limited, dated December 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.32
Operating Agreement between the Company and Kwagga Gold (Proprietary) Limited, dated December 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.33
Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.34
Note and Warrant Purchase Agreement dated February 11, 2008 by and between the Company and Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.35
10% Senior Secured Convertible Promissory Note of the Company dated February 11, 2008 in the principal amount of $1,020,000 issued in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.36
Security Agreement dated February 11, 2008 by and between the Company and Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.37
Subsidiary Guaranty of Gregory Gold Producers, Inc. dated February 11, 2008 in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.38
Updated Payment Schedule dated January 25, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12401)).

10.39
Iron Ore Contract Amendment dated March 14, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao +++ (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12401)).

10.40
Supplement Agreement to the Assets Transfer and the Liabilities of Breach executed on March 14, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2008 (File No. 1-12401)).

10.41	Employment Agreement with Mark Dacko dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2008).

10.42	Letter Amendment entered into with China Gold, LLC dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2008).

10.43	Employment Agreement between the Company and Stephen D. King dated May 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.44	Stock Option Agreement between the Company and Stephen D. King dated May 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.45
Amended and Restated Stock Option Agreement between the Company and Deborah King dated May 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.46
Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.47
Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.48
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.49	Letter Amendment entered into with China Gold, LLC dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2008).

10.50
Equity Transfer Agreement (for the Nanjing Sudan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.51
Equity Transfer Agreement (for the Maanshan Xiaonanshan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.52
Equity Transfer Agreement (for the Maanshan Zhaoyuan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.53
Termination Agreement by and among China Global Mining Resources Limited and Shaanxi Hua Ze Nickel and Cobalt Metals Co., Ltd., dated July 31, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.54
Settlement Agreement  by and among China Global Mining Resources Limited and Shaanxi Hua Ze Nickel and Cobalt Metals Co., Ltd., dated July 31, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.55**	Consulting Agreement dated August 11, 2008 by and between Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited, a British Virgin Islands corporation) and Mr. Lu Benzhao.

10.56
Convertible Promissory Note of the Company dated August 22, 2008 in the principal amount of $1,000,000 issued in favor of London Mining, Plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2008).

10.57
Secured Promissory Note of the Company dated October 28, 2008 in the principal amount of $441,000 issued in favor of China Gold, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12401)).

10.58
Assignment and Amendment Agreement On The Equity Transfer Of Sudan between Lu Benzhao, Lu Tinglan, Maanshan Global Mining Resources Limited, China Global Mining Resources Limited and the Company dated October 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2008).

10.59
Supplementary and Amendment Agreement On The Equity Transfer Of XNS between Lu Benzhao, Lu Tinglan, Maanshan Global Mining Resources Limited, China Global Mining Resources Limited and the Company dated October 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2008).

10.60
Amended No. 2 to Convertible Notes Purchase Agreement dated November 10, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12401)).

10.61
Amended and Restated Promissory Note of the Company dated November 10, 2008 in the principal amount of $9,800,000 issued in favor of China Gold, LLC (incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12401)).

10.62
Amended and Restated Consulting Agreement by and between the Company and Corporate Resource Management, Inc dated November 12, 2008 (incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12401)).

10.63
Promissory Note of the Company dated November 12, 2008 in the principal amount of $60,000 issued in favor of Hawk Uranium Inc (incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended September 30, 2008 (File No. 1-12401)).

10.64
Amendment No. 3 to Convertible Notes Purchase Agreement dated December 22, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.65
Second Amended and Restated Promissory Note of the Company dated December 22, 2008 in the principal amount of $9,800,000 issued in favor of China Gold, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.66
Amended and Restated Security Agreement dated December 22, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.67
Second Amended and Restated Pledge Agreement dated December 22, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.68**
Transfer Agreement Relating to the Entire Issued Share Capital of China Global Mining Respurces Limited (Hong Kong) dated December 23, 2008 by and between the Company and China Global Mining Resources (BVI) Limited.

10.69**	Agreement on Amendment dated January 13, 2009 by and between Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited, a British Virgin Islands corporation) and Mr. Lu Benzhao.

10.70**
Novation Agreement dated January 13, 2009 by and between Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited, a British Virgin Islands corporation), China Global Mining Resources (BVI) Limited and Mr. Lu Benzhao.

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

** Filed herewith electronically

+++ Confidential treatment granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.
(“COMPANY”)

Dated: April 14, 2009	By:	/s/ Stephen D. King
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

Name	Title	Date

/s/ H. Vance White	Chairman	April 14, 2009
H. Vance White

/s/ Stephen D. King	Chief Executive Officer and Director	April 14, 2009
Stephen D. King	(principal executive officer)

/s/ Clyde Smith	President	April 12, 2009
Clyde Smith

/s/ Mark D. Dacko	Chief Financial Officer and Secretary	April 14, 2009
Mark D. Dacko	(principal financial and accounting
officer)

Director
Norman D. Lowenthal

/s/ Joseph Mancuso	Director	April 13, 2009
Joseph Mancuso

/s/ Donald S. Stoica	Director	April 15, 2009
Donald S. Stoica

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive loss, and cash flows for the years ended December 31, 2008 and 2007, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2008. Wits Basin Precious Minerals Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wits Basin Precious Minerals Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2008 and 2007 and had an accumulated deficit at December 31, 2008.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Carver Moquist & O’Connor, LLC

Minneapolis, Minnesota
April 13, 2009

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$230,729	$130,481
Prepaid expenses	89,813	91,030
Total current assets	320,542	221,511

Property, plant and equipment, net	2,047,222	73,206
Mineral properties and development costs	5,255,635	—
Advance payments on equity investments	5,000,000	7,000,000
Investment in partially-owned equity affiliate	41,988	—
Debt issuance costs, net	7,514	16,415
Total Assets	$12,672,901	$7,311,132

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable, net of original issue discount	$1,871,628	$9,843,283
Short-term notes payable, net of original issue discount	212,140	234,220
Current portion of long-term note payable	204,248	—
Accounts payable	252,215	229,292
Accrued interest	121,617	514,286
Other accrued expenses	2,432,658	793,782
Total current liabilities	5,094,506	11,614,863

Long-term notes payable, net of discount	13,493,131	—

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $0.01 par value, 300,000,000 shares authorized:
142,180,749 and 113,982,533 shares issued and outstanding at December 31, 2008 and 2007, respectively	1,421,807	1,139,825
Additional paid-in capital	59,910,010	51,147,313
Warrants outstanding	7,961,908	5,710,383
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(52,276,001)	(39,368,792)
Total shareholders’ equity (deficit)	(5,914,736)	(4,303,731)
Total Liabilities and Shareholders’ Equity (Deficit)	$12,672,901	$7,311,132

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			May 1, 2003 (inception)
	December 31,		To Dec. 31,
	2008	2007	2008
Revenues	$—	$—	$—
Operating expenses:
General and administrative	7,631,564	6,953,591	26,465,568
Exploration expenses	1,625,018	2,755,491	11,990,759
Depreciation and amortization	65,142	16,050	541,456
Merger transaction costs	—	1,238,619	1,238,619
Stock issued as penalty	—	—	2,152,128
Loss on impairment of Kwagga	—	—	2,100,000
Loss (gain) on sale of mining properties	—	(95,820)	571,758
Loss on disposal of assets	12,362	—	13,995
Loss from investment in partially-owned affiliate	18,012	—	18,012
Total operating expenses	9,352,098	10,867,931	45,092,295
Loss from operations	(9,352,098)	(10,867,931)	(45,092,295)

Other income (expense):
Other income (expense), net	813	70,117	104,277
Interest expense	(3,292,448)	(1,061,383)	(7,289,581)
Loss on debt extinguishment, net	(1,485,558)	—	(1,485,558)
Foreign currency gains	1,222,082	—	1,222,082
Total other expense	(3,555,111)	(991,266)	(7,448,780)
Loss from operations before income tax benefit and discontinued operations	(12,907,209)	(11,859,197)	(52,541,075)
Benefit from income taxes	—	—	243,920
Loss from continuing operations	(12,907,209)	(11,859,197)	(52,297,155)

Discontinued operations:
Gain from discontinued operations	—	—	21,154
Net loss	$(12,907,209)	$(11,859,197)	$(52,276,001)

Basic and diluted net loss per common share:
Continuing operations	$(0.10)	$(0.11)	$(0.71)
Discontinued operations	—	—	—
Net loss	$(0.10)	$(0.11)	$(0.71)

Basic and diluted weighted average common shares outstanding	129,674,425	105,146,864	73,872,883

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional	Stock
	Common stock		paid-in	subscription
	Shares	Amount	capital	receivable	Warrants
BALANCE, December 31, 2006	94,747,739	$947,477	$42,954,263	$(932,600)	$7,515,487

Issuance of 2,400,000 shares of common stock and warrants in private placement September through December 2007 at $0.25 per unit (net of offering costs of $30,000)	2,400,000	24,000	258,127	—	287,873
Issuance of 2,193,334 shares of common stock in private placement Dec 2007 at $0.15 per share (net of offering costs of $15,465)	2,193,334	21,933	291,602	—	—
Exercise of warrants with cash	8,492,500	84,925	2,031,222	—	(898,360)
Cash-less exercise of warrants	398,960	3,990	156,975	—	(160,965)
Exercise of Right-to-Purchase option provided under the terms of 2006 notes payable	3,000,000	30,000	570,000	—	—
Issuance of common stock to obtain exploration rights for Mexico	2,100,000	21,000	539,000	—	—
Issuance of 300,000 warrants and recording a beneficial conversion charge, re-pricing charges and maturity date extensions all related to 2007 notes payable	—	—	331,801	—	40,305
Issuance of 650,000 shares of common stock,5,350,000 warrants, 100,000 options and the associated charges for re-pricing and the extension of exercise dates all to consultants for services in 2007	650,000	6,500	166,188	—	1,614,227
Stock subscription receivable payments received	—	—	—	932,600	—
Stock option compensation expense	—	—	1,159,951	—	—
Warrants that expired during 2007 without exercise	—	—	2,688,184	—	(2,688,184)
Comprehensive loss:
Net loss	—	—	—	—	—
Realized gain on investment	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
BALANCE, December 31, 2007	113,982,533	1,139,825	51,147,313	—	5,710,383

Issuance of 7,781,666 shares of common stock in private placements from $0.15 to $0.25 per share (net of offering costs of $68,130)	7,781,666	77,817	992,827	—	154,598
Exercise of warrants with cash (net of $1,500 of costs)	6,000,000	60,000	1,087,655	—	(949,155)
Cash-less exercise of warrants	3,770,931	37,709	629,150	—	(666,859)
Issuance of 3,620,000 shares of common stock and a warrant to purchase 100,000 shares of common stock in connection with purchase of Bates-Hunter Mine	3,620,000	36,200	705,900	—	16,019
Issuance and modification of warrants related to extensions and extinguishment of convertible debt and notes payable, including recording a beneficial conversion feature	—	—	496,633	—	4,200,382

			Additional	Stock
	Common stock		paid-in	subscription
	Shares	Amount	capital	receivable	Warrants
Conversion of $197,650 of principal on convertible notes payable into common stock, including additional beneficial conversion charges for conversion price reductions totaling $294,994	2,573,030	25,730	466,914	—	—
Common stock issued in lieu of cash for debt, interest, and accrued expenses	532,589	5,326	111,636	—	—
Issuance of 2,920,000 shares of common stock and 6,000,000 warrants to consultants for services and exploration rights	2,920,000	29,200	544,400	—	963,966
Exercise of Right-to-Purchase option provided under the terms of 2006 note payable with a price modification in 2008	1,000,000	10,000	50,000	—	—
Stock option/warrant compensation expense	—	—	2,065,156	—	145,000
Warrants that expired during 2008 without exercise	—	—	1,612,426	—	(1,612,426)
Comprehensive loss:
Net loss	—	—	—	—	—
Realized gain on investment	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
BALANCE, December 31, 2008	142,180,749	$1,421,807	$59,910,010	$—	$7,961,908

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
	Accumulated deficit	Deficit accumulated (1)	Accumulated other compre- hensive loss/gain	Total
BALANCE, December 31, 2006	$(22,932,460)	$(27,509,595)	$(2,818)	$39,754

Issuance of 2,400,000 shares of common stock and warrants in private placement September through December 2007 at $0.25 per unit (net of offering costs of $30,000)	—	—	—	570,000
Issuance of 2,193,334 shares of common stock in private placement Dec 2007 at $0.15 per share (net of offering costs of $15,465)	—	—	—	313,535
Exercise of warrants with cash	—	—	—	1,217,787
Cash-less exercise of warrants	—	—	—	—
Exercise of Right-to-Purchase option provided under the terms of 2006 notes payable	—	—	—	600,000
Issuance of common stock to obtain exploration rights for Mexico	—	—	—	560,000
Issuance of 300,000 warrants and recording a beneficial conversion charge, re-pricing charges and maturity date extensions all related to 2007 notes payable	—	—	—	372,106
Issuance of 650,000 shares of common stock, 5,350,000 warrants, 100,000 options and the associated charges for re-pricing and the extension of exercise dates all to consultants for services in 2007	—	—	—	1,786,915
Stock subscription receivable payments received	—	—	—	932,600
Stock option compensation expense	—	—	—	1,159,951
Warrants that expired during 2007 without exercise	—	—	—	—
Comprehensive loss:
Net loss	—	(11,859,197)	—	—
Realized gain on investment	—	—	2,818	—
Total comprehensive loss	—	—	—	(11,856,379)
BALANCE, December 31, 2007	(22,932,460)	(39,368,792)	—	(4,303,731)

Issuance of 7,781,666 shares of common stock in private placements from $0.15 to $0.25 per share (net of offering costs of $68,130)	—	—	—	1,225,242
Exercise of warrants with cash (net of $1,500 of costs)	—	—	—	198,500
Cash-less exercise of warrants	—	—	—	—
Issuance of 3,620,000 shares of common stock and a warrant to purchase 100,000 shares of common stock in connection with purchase of Bates-Hunter Mine	—	—	—	758,119
Issuance and modification of warrants related to extensions and extinguishment of convertible debt and notes payable, including recording a beneficial conversion feature	—	—	—	4,697,015

	Accumulated deficit	Deficit accumulated (1)	Accumulated other compre- hensive loss/gain	Total
Conversion of $197,650 of principal on convertible notes payable into common stock, including additional beneficial conversion charges for conversion price reductions totaling $294,994	—	—	—	492,644
Common stock issued in lieu of cash for debt, interest, and accrued expenses	—	—	—	116,962
Issuance of 2,920,000 shares of common stock and 6,000,000 warrants to consultants for services and exploration rights	—	—	—	1,537,566
Exercise of Right-to-Purchase option provided under the terms of 2006 note payable with a price modification in 2008	—	—	—	60,000
Stock option/warrant compensation expense				2,210,156
Warrants that expired during 2008 without exercise	—	—	—	—
Comprehensive loss:
Net loss	—	(12,907,209)	—	—
Realized gain on investment	—	—	—	—
Total comprehensive loss	—	—	—	(12,907,209)
BALANCE, December 31, 2008	$(22,932,460)	$(52,276,001)	$—	$(5,914,736)

(1)	Deficit accumulated during the exploration stage, subsequent to April 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2008	2007	2008
OPERATING ACTIVITIES:
Net loss	$(12,907,209)	$(11,859,197)	$(52,276,001)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	65,142	16,050	541,456
Loss (gain) on disposal of miscellaneous assets	12,362	(65,580)	(51,585)
Loss from investment in partially-owned equity affiliate	18,012	—	18,012
Loss (gain) on sale of mining projects	—	(95,820)	571,758
Non-cash loss on nickel property (exploration)	150,000	—	150,000
Gain on foreign currency	(1,222,082)	—	(1,222,082)
Issuance of common stock and warrants for exploration rights	185,282	560,000	5,885,372
Issuance of common stock and warrants for services	246,797	932,418	2,348,737
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	1,086,121	944,581	6,594,790
Amortization of debt issuance costs	76,374	36,480	251,712
Amortization of original issue discount & beneficial conversion feature	1,882,470	495,609	4,079,360
Loss on debt extinguishment	1,485,558	—	1,485,558
Compensation expense related to stock options and warrants	2,210,156	1,159,951	3,492,980
Issuance of common stock and warrants for interest expense	—	—	1,173,420
Loss on impairment of Kwagga Gold	—	—	2,100,000
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	10,323	18,017
Prepaid expenses	20,583	(127,299)	(233,479)
Accounts payable	22,923	160,670	181,934
Accrued expenses	1,533,276	1,165,068	2,620,757
Net cash used in operating activities	(5,134,235)	(6,666,746)	(19,863,810)

INVESTING ACTIVITIES:
Purchases of property and equipment	(28,106)	(9,169)	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	(364,680)	—	(364,680)
Advance to partially-owned equity affiliate	(60,000)	—	(60,000)
Proceeds from sale of mining projects	—	95,820	220,820
Proceeds from sale of miscellaneous assets	—	89,639	89,639
Purchases of investments	—	—	(2,244,276)
Refunds and (advance payments) on equity investments	1,850,000	(7,000,000)	(5,150,000)
Net cash provided by (used in) investing activities	1,397,214	(6,823,710)	(7,652,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2008	2007	2008

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(555,000)	(1,325,000)	(3,314,645)
Cash proceeds from issuance of common stock, net of offering costs	1,285,242	1,563,535	7,694,049
Cash proceeds from exercise of stock options	—	30,000	199,900
Cash proceeds from exercise of warrants	198,500	2,040,387	6,724,547
Cash proceeds from short-term debt, net of OID of $10,000	2,976,000	11,279,000	15,355,000
Cash proceeds from long-term debt	—	—	650,000
Debt issuance costs	(67,473)	(52,895)	(259,226)
Net cash provided by financing activities	3,837,269	13,535,027	27,049,625

INCREASE (DECREASE) IN CASH EQUIVALENTS	100,248	44,571	(466,311)
CASH AND EQUIVALENTS, beginning of period	130,481	85,910	697,040
CASH AND EQUIVALENTS, end of period	$230,729	$130,481	$230,729

Supplemental cash flow information:
Cash paid for interest	$1,472,805	$15,008	$1,548,861
Issuance of common stock, warrants and options for prepaid consulting fees	$1,105,487	$854,497	$5,807,065
Issuance of common stock in lieu of cash for debt, interest and accrued expenses	$116,962	$—	$155,962
Issuance of common stock and warrants for purchase of Bates-Hunter Mine	$758,119	$—	$758,119
Long-term debt incurred for purchase of Bates-Hunter Mine	$6,156,250	$—	$6,156,250
Accrued interest added to debt principal	$180,107	$—	$180,107
Conversion of debt principal to common stock	$197,650	$—	$197,650

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

NOTE 1 – NATURE OF BUSINESS

Wits Basin Precious Minerals Inc, and subsidiaries (“we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of December 31, 2008, we own a past producing gold mine in Colorado (Bates-Hunter Mine), a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project) through its wholly owned subsidiary and certain rights in the Vianey Concession in Mexico. The following is a summary of our projects:

•
On June 12, 2008, we completed the acquisition of the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, which included real property, mining claims, permits and equipment (the “Bates-Hunter Mine”).  We consummated the acquisition by transferring our right to purchase the Bates-Hunter Mine to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation, pursuant to a formal asset purchase agreement dated September 20, 2006, in which we issued a limited recourse promissory note for Cdn$6,750,000 and issued 3,620,000 shares of our common stock.  Through August of 2008, a total of 12,039 feet of surface drilling was accomplished, which provided detailed data, which has been added to our existing 3-D map of the region. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as we have funds available.

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa.  This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin.  The last completed drillhole on the FSC Project occurred in 2005. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados.  On March 3, 2008, we entered into a letter of intent with Communications DVR Inc. (“DVR”), a capital pool company then listed on the TSX Venture Exchange, whereby it is anticipated that DVR will acquire the aforementioned 65 percent of Kwagga Barbados in exchange for 22 million common shares of DVR. Currently, no exploration activities (other than land use permit maintenance and filings with the South African government) are being conducted at the FSC Project.

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

Additionally, we have recorded an advanced payment of $5,000,000 related to the equity investment of the iron ore mining properties of Nanjing Sudan Mining Co, Ltd. Xiaonanshan Mining Co, Ltd and Maanshan Zhao Yuan Mining Co. Ltd located in the People’s Republic of China (the “PRC”).  This initial investment secured our right to acquire these iron ore properties.  Effective March 17, 2009, we consummated the acquisition of the Nanjing Sudan Mining Co, Ltd and the Xiaonanshan Mining Co, Ltd through a joint venture with London Mining.  See Note 20 – Subsequent Events for details of the joint venture.

As of December 31, 2008, we possess only a few pieces of equipment and employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals, we therefore remain substantially dependent on third party contractors to perform such operations.  As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2008, we incurred losses from continuing operations of $12,907,209. At December 31, 2008, we had an accumulated deficit of $75,208,461 and a working capital deficit of $4,773,964.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position.  If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc, and our wholly owned subsidiaries: (i) Gregory Gold Producers, Inc; (ii) Wits-China Acquisition Corp; (iii) China Global Mining Resources Limited, a British Virgin Islands corporation (effective January 2009 renamed to Wits Basin (BVI) Ltd); (iv) Hunter Bates Mining Corporation, a Minnesota corporation; (v) Maanshan Global Mining Resources Limited, a People’s Republic of China corporation; and (vi) China Global Mining Resources (BVI) Limited, a British Virgin Islands corporation and its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation.  All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

All dollar amounts are expressed in this Annual Report in US Dollars ($), unless specifically noted as: certain PRC transactions are denominated in the Chinese Dollar, referred to as the China Yuan Renminbi (“CNY” or “RMB”), certain transactions are denominated in the Hong Kong Dollar (“HKD”) and certain transactions are denominated in the Canadian Dollar (“Cdn$”).

Cash and Cash Equivalents

We include as cash equivalents: (a) certificates of deposit, and (b) all other investments with maturities of three months or less, which are readily convertible into known amounts of cash. We maintain our cash in high-quality financial institutions. The balances, at times, may exceed federally insured limits.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives as follows:
Years
Buildings	20
Equipment	2-7

Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. As items of property or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in operating income.

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

Management reviews the net carrying value of each mineral property pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

Management's estimates of gold prices, recoverable reserves, probable outcomes, operating capital and reclamation costs are subject to risks and uncertainties that may affect the recoverability of mineral property costs.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company's title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Investment in partially-owned equity affiliate

Investments in companies over which the Company exercises significant influence, but does not consolidate are accounted for using the equity method, whereby the investment is carried at the Company's original cost plus its proportionate share of undistributed earnings. The excess carrying value of the Company's investment over its underlying equity in the net assets is included in the consolidated balance sheet as “Investment in Partially-Owned Equity Affiliate.”

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, capital assets and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

In regards to the acquisition of the Bates-Hunter Mine, we have not commenced a review of stated fair values of the related real and personal property.  We have begun the process to locate dedicated funds in order to resume the defined work program and such funds would also allow us to complete the review of all purchased assets associated with the Bates-Hunter Mine.

Segment Reporting

We have a single operating segment of minerals exploration.

Revenue Recognition and Deferred Revenue

As of December 31, 2008, none of our projects provided any revenues and we do not expect them (Bates-Hunter Mine, FSC and Vianey) to generate revenues for the foreseeable future.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment,” which requires the fair value of share-based payments, including grants of employee stock options and employee stock purchase plan shares, to be recognized in the income statement based on their estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

Off Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. The fair value of short-term debt approximated the carrying amounts based upon our expected borrowing rate for debt with similar remaining maturities and comparable risk.  The fair value of long-term debt was assumed to approximate the carrying amount as most of the debt was incurred recently.

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, as clarified by FIN No. 48, Accounting for Uncertainty in Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

FIN No. 48 requires the recognition of a financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This standard clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued FASB Staff Position No. 157-2 (“FSP 157-2”), which delayed the effective date by which companies must adopt the provisions of SFAS 157 for non-financial assets and liabilities. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect to measure any of our financial assets or liabilities using the fair value option of SFAS 159. We will assess at each measurement date whether to use the fair value option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the revised statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. We are required to apply SFAS No. 141(R) prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”).  SFAS No. 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter 2009.  SFAS No. 160 is currently not expected to have any effect on our results of operations, cash flows or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is currently not expected to have a material effect on our results of operations, cash flows or financial position.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. FSP 142-3 is currently not expected to have a material effect on our results of operations, cash flows or financial position.

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

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to one’s own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will evaluate the effects of EITF No. 07-5 on the Company’s financial statements in the first quarter of 2009.

NOTE 3 – PREPAID EXPENSES

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

During 2007, we:
1.
entered into two consulting agreements with unaffiliated third party consultants and issued the following: (i) an aggregate of 300,000 shares of un-registered common stock (with an aggregate value of $63,000 based on the closing sale price of our common stock), (ii) a two-year warrant to purchase up to 100,000 shares of common stock at exercise price of $0.30 per share (valued at $16,051 using the Black-Scholes pricing model) and (iii) a ten-year option from our 2001 Employee Stock Option Plan to purchase up to 100,000 shares of common stock at exercise price of $0.30 per share (valued at $22,688 using the Black-Scholes pricing model).

2.
entered into a one-year management services agreement with Hawk Uranium Inc, which required a $100,000 payment by December 31, 2007 (which has been accrued but not paid as of December 31, 2008).  H. Vance White, our Chairman of the Board, is also an officer and director of Hawk.

3.
extended the expiration date on two warrants for services to be rendered during the remainder of 2007.  The previously issued and outstanding warrants allow for the purchase of up to an aggregate of 1,380,000 shares of common stock at $1.00 per share for a term to May 22, 2007. The modifications extended the term to December 31, 2007 and resulted in an additional $815,758 of non-cash expense being recorded from the modification of the expiration dates (calculated using the Black-Scholes pricing model).

During 2008, we entered into five consulting agreements with unaffiliated third party consultants and issued: (i) an aggregate of 2,020,000 shares of un-registered common stock, with an aggregate value of $378,600 based on the closing sale price of our common stock on the issuance date and (ii) two two-year warrants to purchase up to an aggregate of 5,000,000 shares of common stock, with exercise prices from $0.01 to $0.20 per share (valued at $726,887 using the Black-Scholes pricing model).

Components of prepaid expenses at December 31 are as follows:

	2008	2007
Prepaid consulting fees	$55,109	$35,743
Other prepaid expenses	34,704	55,287
	$89,813	$91,030

NOTE 4 – ACQUISITION OF BATES-HUNTER MINE

On June 12, 2008, we entered into a fifth amendment to that certain Asset Purchase Agreement dated September 20, 2006 by and among the Company and the Sellers (Hunter Gold Mining Corp, a British Columbia corporation, Hunter Gold Mining Inc, a Colorado corporation, George E. Otten, a resident of Colorado and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co., a Colorado corporation) to, among other changes, reflect the assignment by the Company of its rights in the Asset Purchase Agreement to Hunter Bates Mining Corporation, a Minnesota corporation and a wholly owned subsidiary of ours.

Pursuant to the terms of the Asset Purchase Agreement, the Company and Hunter Bates completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of Cdn$6,750,000 ($6,736,785 and $5,514,703 US as of June 12, 2008 and December 31, 2008, respectively) and the issuance of 3,620,000 shares of our common stock with a fair value of $0.205 per share (the closing sale price on June 11, 2008) totaling $742,100. We also incurred acquisition costs of $380,698.  Additionally, the following net smelter royalties were granted: (i) a two percent net smelter return royalty on all future production, with no limit and (ii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000).

The following table summarizes the initial allocation of the purchase price of the assets acquired in the transaction.  As of December 31, 2008, due to limited available cash funds, we did not undertake an independent valuation study of the assets and as such, the allocation is preliminary and future refinements are likely to be made based on the completion of final valuation studies, which we would anticipate could be completed during the first half of 2009.

Recorded US $ Value (1)
Land	$610,423
Buildings	1,330,902
Equipment	82,089
Mining claims	5,252,292
Mining permits	3,343
Total purchase price	$7,279,049

(1) The US Dollar value reflects a discount ($580,534) relating to the Otten recourse note being non-interest bearing until the first payment in 2010.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Prior to the acquisition in June 2008, we made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property. After the acquisition of the Bates-Hunter Mine, we allocated the purchase price to the land, buildings and additional equipment acquired. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.  Components of our property, plant and equipment are as follows:

	December 31,
	2008	2007
Land	$610,423	$—
Buildings	1,330,902	—
Equipment	199,694	115,522
Less accumulated depreciation	(93,797)	(42,316)
	$2,047,222	$73,206

NOTE 6 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

The following table summarizes the initial allocation of the purchase price to the mining claims and permits acquired in the Bates-Hunter Mine transaction.  Since the allocation is preliminary and future refinements are likely to be made based on the completion of final valuation studies, we have not recorded any amortization expense nor have we determined that impairment has occurred for the period ended December 31, 2008.

Recorded US $ Value
Mining claims (1)	$5,252,292
Mining permits (2)	3,343
$5,255,635

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 7 – ADVANCE PAYMENTS ON EQUITY INVESTMENTS

Background

As of December 31, 2007, we had made loans through Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited) a British Virgin Islands corporation and wholly owned subsidiary of ours (“Wits BVI”) in the aggregate amount of $7 million to acquire interests in a nickel property and certain iron ore mining properties located in the PRC. The loans to Wits BVI were made out of the proceeds from the China Gold, LLC convertible promissory notes (see Note 10 – Convertible Notes Payable).  As of December 31, 2008, we only hold the rights to acquire the PRC iron ore mining properties and therefore, continue to record the remaining $5 million as an advanced payment until such time as we complete a transaction.

Nickel – Shaanxi Hua Ze Nickel Smelting Co.

Wits BVI was a party to that certain Joint Venture Agreement with Shaanxi Hua Ze Nickel Smelting Co. (“Shaanxi Hua Ze”) dated April 14, 2007 (as supplemented on June 6, 2007) and a Supply Contract, pursuant to which the parties contemplated a joint venture relating to the Xing Wang Mine, in which Wits BVI would purchase 40 metric tons of electrolytic nickel from Shaanxi Hua Ze.  Wits BVI provided a $2 million advance payment, which payment also served as a prepayment of the initial contribution outlined in the Joint Venture Agreement. The consummation of the Joint Venture Agreement would have required an additional investment of approximately 580 million RMB (or approximately $84 million US as of June 2008, the anticipated closing timeframe).

As the seller’s inability to obtain the necessary permits for the joint venture and our inability to meet the agreed upon timetables for contributions created significant delays in forward progress, on July 31, 2008 Wits BVI entered into (1) a Termination Agreement with Shaanxi Hua Ze whereby it was agreed to terminate the Joint Venture Agreement and (2) a Settlement Agreement whereby the parties terminated the Supply Contract.  As part of the Settlement Agreement, Shaanxi Hua Ze agreed to refund to Wits BVI $1.85 million within 20 business days, representing a partial refund of the $2 million advanced to Shaanxi Hua Ze.

In anticipation of the refund, we recorded a $150,000 loss (as exploration expenses) on this advance for the period ended June 30, 2008 and on October 20, 2008, we received a $1.85 million refund, thereby completing all of the requirements specified by the Termination and Settlement Agreements.

Iron Ore – Nanjing Sudan Mining, Xiaonanshan Mining, Maanshan Zhao Yuan Mining

Wits (BVI) Ltd was the original party to that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007 (the “Nanjing Heads of Agreement”) with Mr. Lu and Ms. Tinglan, two related PRC nationals, Xiaonanshan Mining Co. Ltd (“XNS”) and Maanshan Zhao Yuan Mining Co. Ltd (“MZM”) (Messrs. Lu and Nan, XNS and MZM collectively, the “Sellers”). The Nanjing Heads of Agreement provided Wits (BVI) or its nominee, the right to purchase 100% of the equity of the Nanjing Sudan Mining Co., Ltd. (an iron ore processing plant, the “Sudan”) and the two iron ore mining properties of XNS and MZM. The Nanjing Heads of Agreement stated a purchase price of $66 million, to be paid in cash or in shares of stock of a listed company, as agreed by the parties.

On January 25, 2008, Wits Basin, Wits (BVI) and the Sellers entered into a letter agreement establishing a revised purchase price and a payment schedule. The letter agreement required the purchase price to be denominated in RMB Dollars and required scheduled payments to be made based on verification of permits issued.  The revised purchase price was 620 million RMB or approximately $86 million US as of January 25, 2008.  The Sellers renegotiated the purchase price due primarily to the fact that the iron ore spot price had increased since May 2007 and the change to the RMB Dollar was due primarily to the continual changes in the exchange rate applicable to the U.S. Dollar.

On March 14, 2008, the parties executed two additional agreements. One of the agreements: (i) reset the closing date to be on or around April 20, 2008 (the closing date was subsequently extended again to be no later than July 31, 2008), (ii) established a new purchase for just the Sudan and XNS at RMB 155 million, (iii) removed the MZM from the first closing, and (iv) set parameters for an earn out of shares of common stock by Mr. Lu. The other agreement defined that additional assets would be included in the acquisition and provide third party appraisal valuations for all of the assets to be acquired, and that the purchase price was further subject to adjustments (increases or decreases) based on the valuation of those assets at closing.

On August 11, 2008, Maanshan Global Mining Resources Limited (“MGMR”), a limited liability company incorporated under the laws of the PRC and a wholly owned subsidiary of Wits (BVI), and the Sellers entered into three separate Equity Transfer Agreements:

•      Pursuant to the Equity Transfer Agreement for Nanjing Sudan Mining (“Sudan ETA”), MGMR will acquire Sudan for the purchase price of 160 million RMB or the US Dollar equivalent (approximately $23.3 million US at the agreed upon exchange rate equal to 6.86 RMB to $1.00 US). The purchase price payment will be divided into two installments: 90.8 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the Sudan ETA and 69.2 million RMB 15 days prior to the formal closing.  The Sellers had obligations to make capital expenditures estimated to be approximately 120 million RMB, provide a detailed ledger of the costs and have an independent accounting firm produce an inventory listing of the assets. The Sellers are to be reimbursed for such improvements upon validation.

•      Pursuant to the Equity Transfer Agreement for Xiaonanshan Mining (“XNS ETA”), MGMR will acquire XNS for the purchase price of 130 million RMB or the US Dollar equivalent (approximately $19 million US at the agreed upon exchange rate equal to 6.86 RMB to $1.00 US). The purchase price payment will be divided into two installments: 73.8 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the XNS ETA and 56.2 million RMB 15 days prior to the formal closing.  The Sellers had obligations to make expenditures relating to the increase in mine output production and have an independent accounting firm produce an inventory listing of the assets.

•      Pursuant to the Equity Transfer Agreement for Maanshan Zhao Yuan Mining (“MZM ETA”), MGMR will acquire MZM for the purchase price of 80 million RMB or the US Dollar equivalent (approximately $11.7 million US at the agreed upon exchange rate equal to 6.86 RMB to $1.00 US).  The purchase price payment will require the use of a Chinese escrow agent and be divided into two installments: 45.4 million RMB within 20 working days of the satisfaction of all conditions precedent identified in the MZM ETA and 34.6 million RMB 15 days prior to the formal closing.

On August 11, 2008, pursuant to the terms of the Equity Transfer Agreements, Wits (BVI) also entered into a consulting agreement with Mr. Lu (“Lu Consulting Agreement”), whereby he shall assist Wits (BVI) in operating the properties, assist in obtaining and maintaining necessary governmental approvals and provide strategic advice, among other services.  The term of the Lu Consulting Agreement is two years, commencing upon the closing of the acquisition of the Sudan and XNS.  In consideration of his services: (i) Wits (BVI) shall be obligated to pay Mr. Lu a consulting fee of approximately $10 million within 1 day of the closing of the Sudan and XNS, (ii) Mr. Lu will also be eligible to earn up to $44 million, such cash amount to be paid by December 31, 2009 (Wits (BVI) can offset against the amount of this final payment any breaches by the Sellers of any representations and warranties under the Equity Transfer Agreements) and (iii) Wits (BVI) will procure that Mr. Lu receive up to 50 million shares of the Wits Basin common stock subject to fulfillment of Mr. Lu’s guarantee to produce certain amounts and grades of iron ore concentrate within certain periods of time.  On January 13, 2009, Wits (BVI) and Mr. Lu entered into an Agreement on Amendment whereby the parties amended the term of the Consulting Agreement to five years and the timing of certain payments under the Consulting Agreement.  Also on January 13, 2009, Wits (BVI), Mr. Lu and China Global Mining Resources (BVI) Ltd,, a newly created British Virgin Islands corporation we formed to constitute our joint venture entity with London Mining Plc in December 2008 (as discussed below), entered into a Novation Agreement whereby Wits (BVI)’s rights and obligations under the Consulting Agreement were assigned to, and assumed by, China Global Mining Resources (BVI) Ltd.

On October 29, 2008, MGMR entered into two amendment agreements with the Sellers, whereby it assigned its rights under the Equity Transfer Agreements of the Sudan and XNS to China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), a wholly owned subsidiary of Wits Basin at that time.

•      Pursuant to that certain Assignment and Amendment Agreement on the Equity Transfer of Sudan, the parties agreed to (1) assign the purchase rights of the Sudan ETA to CGMR HK and (2) amend the payment schedule such that only 40 million RMB (approximately $5.8 million US) is required to be deposited with the escrow agent three days prior to closing, with the final 120 million RMB (approximately $17.5 million US) to be paid within 90 days of closing. However, should deficiencies of available cash from operations exist, the final 120 million RMB payment can be extended out another 60 days and will then accrue interest at a rate of 8 percent.

•      Pursuant to that certain Supplementary and Amendment Agreement on the Equity Transfer of XNS, the parties agreed to (1) assign the purchase rights of the XNS ETA to CGMR HK and (2) amend the payment schedule such that the entire 130 million RMB (approximately $18.9 million US) is required to be deposited with the escrow agent three days prior to closing.

On December 17, 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours under the name of China Global Mining Resources (BVI) Limited (“CGMR (BVI)”) to serve as the joint venture entity with London Mining Plc. On December 23, 2008, we sold our 100% equity ownership of CGMR HK to CGMR (BVI), whereby CGMR HK became a wholly owned subsidiary of CGMR (BVI).

Subsequent to the end of the fiscal year, on March 17, 2009, London Mining Plc acquired 50% equity in CGMR (BVI). Contemporaneously, CGMR (BVI) (through CGMR HK) completed the acquisition of the Sudan and XNS from the Sellers pursuant to the August 11, 2008 Equity Transfer Agreements (as amended or supplemented). The joint venture agreement for CGMR (BVI) and the acquisition of the Sudan and XNS are detailed in Note 20.

Iron Ore – Yun County Changjiang Mining Company Ltd.

Wits BVI is also party to that certain Equity Transfer Heads of Agreement (“Changjiang Heads of Agreement”) dated May 4, 2007 with three individual sellers, whereby Wits BVI holds a right to acquire a 95% equity interest in Yun County Changjiang Mining Company Limited (“Changjiang”), which holds licenses to explore for iron ore in the Hubei province of the PRC, for an aggregate of $57 million.  The purchase price is to be paid with no more than $15 million in cash and the remainder in shares of stock of a listed company.  Two of the sellers, holding an aggregate of 90% of the interest in Changjiang, are parties to the Nanjing Heads of Agreement.  Under the Changjiang Heads of Agreement, Wits BVI is required to arrange for a loan to Changjiang in the amount of $10 million, such loan to be secured by the capital stock of Changjiang. Additionally, in the event Wits BVI and Changjiang enter into an exclusive supply agreement relating to the purchase by Wits BVI of iron ore from Changjiang, Wits BVI will also be required to arrange for an additional loan to Changjiang, the amount of such loan to be determined based on the reserves of iron ore located on the related mining properties, but not to exceed 1.2 billion RMB. In order to begin production at the Changjiang, the involvement of the Chinese government will be required, and as such, the Changjiang is a long-term project. As of December 31, 2008, no funds have been advanced for this project.

NOTE 8 – INVESTMENT IN PARTIALLY-OWNED EQUITY AFFILIATE

We hold a 35% interest in Kwagga Gold (Barbados) Limited which is accounted for under the equity method in accordance with APB 18, The Equity Method of Accounting for Investments in Common Stock. Kwagga Gold (Proprietary) Limited, a wholly owned subsidiary of Kwagga Gold (Barbados), holds the mineral exploration rights in the FSC Project. Through December 31, 2007, our previous investment of $2,100,000 was impaired to $0.

In an effort to maintain the permits and land claims of the FSC Project, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to us of $60,000, which was then advanced to Kwagga. AfriOre, the majority owner (65%) of Kwagga (Barbados), has decided not to commit any further resources to this project at this time.  Under the guidance provided by EITF 98-13, Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee, and EITF 99-10, Percentage Used to Determine the Amount of Equity Method Losses, we will recognize 100% of this $60,000 advance as a loss from investment in partially-owned affiliate to coincide with the funds being dispersed by Kwagga. Since the losses relate to exploration activities, an integral part of our operations, the losses are shown in operations under the caption, Loss from investment in partially-owned equity affiliate.

The following table summarizes the current activity:

Kwagga investment, December 31, 2007	$—
Current year advances	60,000
2008 loss	(18,012)
Kwagga investment, December 31, 2008	$41,988

NOTE 9 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services relating to promissory notes issued during 2007 and 2008.  The following table summarizes the amortization of debt issuance costs:

	December 31,
	2008	2007
Debt issuance costs, net, beginning of period	$16,415	$—
Add: additional debt issuance costs	67,473	52,895
Less: amortization of debt issuance costs	(76,374)	(36,480)
Debt issuance costs, net, end of period	$7,514	$16,415

NOTE 10 – CONVERTIBLE NOTES PAYABLE

China Gold, LLC

On April 10, 2007, we entered into a Convertible Notes Purchase Agreement (“CNPA”) with China Gold, LLC, a Kansas limited liability company (“China Gold”), whereby we issued and sold the initial convertible note in the amount of $3,000,000, with a purchase discount of $60,000 (“Note 1”).  On May 7, 2007, we issued and sold an additional convertible note in the amount of $2,000,000, with a purchase discount of $40,000 (“Note 2”).  On June 19, 2007, we entered into Amendment No. 1 to the CNPA, whereby, among other things, China Gold was entitled to a Purchase Right to acquire shares of our common stock at equivalent terms to its rights to otherwise convert the notes; and we issued and sold an additional convertible note in the amount of $4,000,000, with a purchase discount of $80,000 (“Note 3”). On July 9, 2007, we issued and sold an additional convertible note in the amount of $800,000, with a purchase discount of $16,000 (“Note 4” and collectively with Note 1, Note 2 and Note 3, the “Notes”). The Notes bore an initial interest rate of 8.25% per annum and were convertible at the option of China Gold into shares of our common stock, originally at a conversion price of $1.00 per share. We received net proceeds of $9,604,000, with $196,000 paid to an affiliate of China Gold in the form of loan discount fees.  We have fully amortized the original issue discount using the straight-line method, which approximated the interest method.

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

On November 10, 2008, we entered into a second amendment to the CNPA, whereby the Notes were refinanced and we issued to China Gold an Amended and Restated Promissory Note in the aggregate principal amount of $9.8 million, which amongst other amendments to the terms of the Notes, terminated the conversion feature and terminated the Purchase Rights. See Note 11 – Short-Term Notes Payable regarding the issuance of a short-term Amended and Restated Promissory Note.

Other Third Party

In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum.  Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19”.  Under the terms of the convertible promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of February 12, 2009. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $27,500.  The lender provided an extension on the maturity date until September 30, 2008 and as consideration for the extension, we issued a two-year warrant to purchase up to 200,000 shares of our common stock at $0.20 per share and recorded the Black-Scholes pricing model calculation of $20,000 as additional interest expense. On September 30, 2008, the lender again provided an extension on the maturity date until December 31, 2008 and as consideration for the extension, we agreed to make a one-time cash payment of $3,100.  On March 6, 2009, the lender again provided an extension until March 31, 2009 and has verbally provided an additional extension. As of December 31, 2008, the note has accrued interest of $11,651.

Platinum Senior Secured Convertible Promissory Note

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Platinum Note”).  The Platinum Note has a maturity date of February 11, 2009.  Platinum has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share.  The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price.  The Platinum Note accrues interest at a rate of 10% per annum, and such interest is payable on a quarterly basis commencing March 31, 2008, with the principal balance of the Platinum Note, together with any accrued and unpaid interest thereon, due and payable on the maturity date. At any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), Platinum shall have the option to: (Option 1) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest or (Option 2) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand. The number of shares issuable under the Platinum Note is limited to 4.99% of the current aggregate common stock outstanding (approximately 7.1 million shares at December 31, 2008).

Our obligations under the Platinum Note are secured by a first priority security interest in all of our assets with the exception of our equity interests and assets held in CGMR BVI, Wits BVI and Wits-China Acquisition Corp, to the extent such entities or assets are located in or relate to China and are subject to a lien in favor of China Gold, LLC.  Platinum’s security interest includes our equity interest in Gregory Gold Producers, Inc, Hunter Bates Mining Corp and our 35% equity ownership in Kwagga Gold (Barbados) Limited (the FSC Project). We also delivered to Platinum a guaranty of Gregory Gold Producers and Hunter Bates Mining Corp.

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

The Platinum Note is considered to be conventional convertible debt under the accounting guidance of Emerging Issues Task Force (“EITF”) 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19.”  The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the debt and warrants.  Using the Black-Scholes pricing model to value the 2.5 million warrant issued with the loan and the accelerated vesting of the 2.25 million warrant transferred from MHG to Platinum during the three month period ended March 31, 2008, the relative fair value allocated to the warrants and recorded as a debt discount was $523,367.  Furthermore, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $496,633.

During 2008, Platinum gave notice to convert $197,650 of its principal balance into 2,573,030 shares of our common stock as follows:

Date of Conversion	Principal Amount	Conversion Price (1)	Shares Issued	Beneficial Conversion Charge (2)
August 27	$50,000	$0.092905	538,184	$52,081
October 10	$100,000	$0.090865	1,100,533	$108,995
December 3	$7,650	$0.051000	149,999	$21,500
December 4	$40,000	$0.051000	784,314	$112,418
	$197,650		2,573,030	$294,994

(1)	The conversion price was calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(2)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of December 31, 2008, the principal balance is $822,350 with accrued interest of $48,072 and remaining unamortized discount of $60,722. The accrued interest due represents the September 30, 2008 and December 31, 2008 payments that are required to be paid in cash under the terms of the Platinum Note.

London Mining Plc

On August 22, 2008, we entered into a financing arrangement with London Mining, Plc, a United Kingdom corporation (“London Mining”), pursuant to which we issued to London Mining a Convertible Promissory Note in the principal amount of $1,000,000 (the “LM Note”).  The LM Note is convertible at the option of LM at any time into shares of our common stock at an original conversion price of $0.20 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock). Our obligations under the LM Note are unsecured and the LM Note accrues interest at a rate of 8% per annum. There was no beneficial conversion charge as the Company’s stock value on the commitment date was $0.17. On August 27, 2008, we received an initial $500,000 advance, on September 19, 2008 we received an additional $300,000 advance and on October 27, 2008, we received the final $200,000 advance. As of December 31, 2008, the outstanding principal balance is $1,000,000 with accrued interest of $23,653.

Effective March 17, 2009, upon the consummation of the Sudan and the Xiaonanshan properties through a joint venture with London Mining, we executed an amendment to the LM Note described above, whereby the maturity date was fixed at August 22, 2009 and the conversion price was reduced to $0.10 per share.  See Note 20 – Subsequent Events for details of the joint venture.

Summary of All Convertible Notes

The following table summarizes the convertible note balances:

Original gross proceeds received in 2007	$9,910,000
Less: original issue discount at time of issuance of notes	(206,000)
Less: principal payments	—
Less: value assigned to beneficial conversion feature and warrants	(40,224)
Add: amortization of original issue discount and beneficial conversion feature	179,507
Balance at December 31, 2007	$9,843,283
Add: gross proceeds of 2008	2,020,000
Less: value assigned to original beneficial conversion feature and warrants	(1,020,000)
Less: value assigned to additional beneficial conversion feature and warrants	(314,994)
Add: amortization of original issue discount and beneficial conversion feature	1,340,989
Less: conversion of principal	(197,650)
Less: principal payments	—
Less: refinancing of the four China Gold Notes	(9,800,000)
Balance at December 31, 2008	$1,871,628

The total principal outstanding for all convertible notes payable – short term at December 31, 2008 is $1,932,350.

NOTE 11 – SHORT-TERM NOTES PAYABLE

Andrew Green Note
In February 2007, we issued a promissory note in the principal amount of $700,000 to Andrew Green. The promissory note had a maturity date of March 31, 2007, and bore interest at a rate of 6% per annum. The promissory note was paid in full on March 29, 2007 along with accrued interest of $3,912. Under the terms of the promissory note and as additional consideration for the loan, we reduced the exercise price of certain of his pre-existing warrants to purchase up to an aggregate of 3,550,000 shares of our common stock from $0.12 to $0.09125 and extended the expiration date of his right-to-purchase option of up to 3,000,000 shares of common stock at a price per share of $0.20 from March 31, 2007 to December 31, 2007. The fair value of these equity modifications totaling $202,844 was recorded as a discount to the note and was amortized over the term of the note.  Then in April 2007, we issued a new promissory note to Mr. Green in the principal amount of $625,000.  That promissory note bore simple interest at a rate of 12% per annum and was paid in full in June 2007 along with $11,096 of interest.

Pacific Dawn Note
In September 2007, we issued a promissory note in the principal amount of $100,000 to Pacific Dawn Capital, LLC, with an original maturity date of October 21, 2007 and an interest rate of 5% per annum. Under the terms of the promissory note and as additional consideration for the loan, we reduced the exercise price to Pacific Dawn of its right-to-purchase option, from a previous transaction, of up to 1 million shares of our common stock from $0.20 to $0.15 per share and extended the expiration date of said rights from December 31, 2007 to December 31, 2008.  In December 2007, we memorialized an extension to the maturity date from October 21, 2007 to January 21, 2008 and provided a further price reduction of its right-to-purchase from $0.15 to $0.10 per share. The fair value of these equity modifications totaled $101,457 and was recorded as a discount to the promissory note and was fully amortized by January 21, 2008 the date the promissory note was repaid in full.  On April 10, 2008, Donald S. Stoica, a member, officer and director of Pacific Dawn was appointed to our board of directors. On December 24, 2008, Pacific Dawn exercised its right-to-purchase the entire 1 million shares and was authorized a reduced exercise price of $0.06 per share to induce Pacific Dawn to exercise. Furthermore, Pacific Dawn is also a greater than five percent beneficial shareholder of our securities.

Other Notes
In September 2007, we issued a promissory note in the principal amount of $50,000 with an original maturity date of December 21, 2007 and an interest of rate of 10% per annum. In December 2007, we negotiated an extension on the maturity date to January 11, 2008. Under the terms of the promissory note and as additional consideration for the initial loan, we issued a warrant to purchase up to 100,000 shares of our common stock, with an original exercise price of $0.27 per share, to expire October 3, 2009. As additional consideration for the extension of the maturity date, we agreed to a reduction in the exercise price of the warrant from $0.27 per share to $0.20 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the loan and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant (including the reduction to the exercise price) was $15,443 based on the Black Scholes pricing model and was fully amortized by January 14, 2008, the date the note was repaid.

In November 2007, we received net proceeds of $100,000 and issued a promissory note in the principal amount of $110,000 with an original maturity date of February 11, 2008 and interest at a rate of 10% per annum. Under the terms of the promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of November 12, 2009. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrant was $12,138 based on the Black Scholes pricing model and was fully amortized by February 11, 2008.  In February 2008, we repaid $100,000 of the principal amount. In June 2008, we satisfied the final $10,000 of principal and accrued interest ($3,364) by the issuance of 77,273 shares of common stock, valued at $17,000 and simultaneously entered into a new unsecured loan in the principal amount of $50,000. The new promissory note had an original maturity date of August 8, 2008, and bears interest at a rate of 2% per annum. Under the terms of the new promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 50,000 shares of our common stock at $0.20 per share. The proceeds of the unsecured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value allocated to the warrant was $7,139 based on the Black-Scholes pricing model and was fully amortized by August 8, 2008.  The lender provided an extension on the maturity date until December 31, 2008 and as consideration for the extension, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.15 per share and recorded the Black-Scholes pricing model calculation of $11,000 which was fully amortized by December 31, 2008. As of December 31, 2008, outstanding principal is $50,000, has accrued interest of $564 and is still currently past due.

In July 2008, Gregory Gold Producers entered into an unsecured promissory note in the principal amount of $20,000, which bore interest of 10% per annum and was repaid in full on December 22, 2008. The lender is a member of the board of directors for Gregory Gold.

Pioneer Notes
In June 2008, we issued a promissory note in the principal amount of $160,000 to Pioneer Holdings, LLC, a Kansas limited liability company (“Pioneer”), which had an original maturity date of September 4, 2008 and was issued as a zero interest note. Under the terms of the promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 160,000 shares of our common stock at $0.15 per share. Then in July 2008, we issued another promissory note in the principal amount of $100,000 to Pioneer, which had an original maturity date of October 10, 2008 and was also issued as a zero interest note. Under the terms of this promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.15 per share. The proceeds of both unsecured loans were allocated based on the relative fair value of the principal amounts and the warrants granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value allocated to the 160,000 share warrant was $22,297 and the 100,000 share warrant was $9,674, both based on the Black-Scholes pricing model and both fully amortized by October 10, 2008. We entered into negotiations with Pioneer for extensions to the maturity dates on the $160,000 and $100,000 loans and as consideration for the extensions, we agreed to amend the terms of the loans, such that an interest rate of 12.25% would be retroactively applied to the $260,000 principal. Both notes were repaid on October 23, 2008. For details, see the August 6, 2008 Pioneer transaction that follows.

On August 6, 2008, Pioneer made a direct $25,000 payment to one of the investment banking companies we have engaged in negotiating the financing of the PRC iron ore properties and our proposed joint venture agreement with London Mining.  We agreed to pay interest of 12.25% on this direct payment. On October 23, 2008, we repaid the three loans from Pioneer in the aggregate amount of $296,865, which included interest of $11,865 as we had negotiated with Pioneer for extensions to the maturity dates on the $160,000 and $100,000 loans (as described above) and as consideration for the extensions, we agreed to amend the terms of the loans, such that an interest rate of 12.25% would be retroactively applied to the $285,000 principal.

Platinum Note
On July 10, 2008, we entered into a new 90-day 10% Senior Secured Promissory Note with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), in which we issued a promissory note in the principal amount of $110,000 with an original maturity date of October 8, 2008 (subsequently extended to December 8, 2008) and we received net proceeds of $100,000. The promissory note is secured by a continuing first priority security interest in all of our assets with the exception of our equity interests and assets, to the extent such entities or assets are located in or relate to the PRC iron ore properties and are subject to a lien in favor of China Gold, LLC (see Note 10 regarding Platinum’s February 11, 2008 10% Senior Secured Convertible Promissory Note of $1,020,000). As of December 31, 2008, the note has accrued interest of $5,349.

China Gold Notes
On October 28, 2008, in consideration of a secured loan from China Gold, LLC, we issued a secured promissory note in the principal amount of $441,000 to China Gold. The secured promissory note bore interest at a rate of 12.25% per annum and had a maturity date of the earlier of (i) December 31, 2008 or (ii) such time as the Company completed its proposed acquisitions of the PRC iron ore properties. Under the terms of the secured promissory note and as additional consideration for the loan, we issued a two-year warrant to purchase up to 882,000 shares of our common stock at $0.11 per share. The proceeds of the secured loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value allocated to the warrant was $62,063 based on the Black-Scholes pricing model and was fully amortized by December 22, 2008, the date that this note was refinanced and consolidated with the $9.8 million China Gold Amended Note described below.

On November 10, 2008, we entered into a second amendment to the Convertible Notes Purchase Agreement (as described in Note 10 – Convertible Notes Payable), whereby the four Notes were refinanced and we issued to China Gold an Amended and Restated Promissory Note (the “China Gold Amended Note”) in the aggregate principal amount of $9.8 million (which amongst other amendments to the terms of the original Notes) terminated the conversion feature.  The China Gold Amended Note interest rate was 12.25% per annum with the principal and interest due at the earlier of (i) China Gold’s demand at any time on or after December 31, 2008 or (ii) to the extent funds became available should a formal closing occur related to our proposed acquisition of the PRC iron ore properties.  In consideration thereof, we issued China Gold a five-year warrant to purchase up to an aggregate of 39,200,000 shares of the our common stock at an exercise price of $0.15 per share.

Under the guidance of APB 26, Early Extinguishment of Debt and EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, this refinancing was accounted for as an extinguishment of the old debt and re-issuance of new debt.  Accordingly, the fair value of the new warrants ($3,528,000 using Black-Scholes) and the fair value of the new note compared to the carrying amount of the original note, resulted in a loss on extinguishment of $3,348,900.

On December 22, 2008, we entered into Amendment No. 3 to the Convertible Notes Purchase Agreement (“Amendment No. 3”) with China Gold.  Pursuant to Amendment No. 3, the parties consolidated that certain Secured Promissory Note dated October 28, 2008 in the principal amount of $441,000 and that certain Amended and Restated Promissory Note date November 10, 2008 in the principal amount of $9.8 million into a Second Amended and Restated Promissory Note in the aggregate principal amount of $10,421,107 (the “Consolidated Note”), which reflects the outstanding principal of both notes together with any accrued and unpaid interest (totaling $180,107).  The note bears interest at 12.25% with a maturity date of February 15, 2010.  This refinancing was also accounted for as an extinguishment of debt which resulted in a gain of $1,863,342, and a discount to the new Consolidated Note of $1,894,948.  The discount on the new note will be amortized using the effective interest method over the life of the note through February 15, 2010.  The two extinguishments of the China Gold notes amounted to a net loss on extinguishment of $1,485,558 which has been classified as “Other Expense” in the Statement of Operations.

Hawk Note
On November 12, 2008, we entered into a bridge financing arrangement with Hawk Uranium, Inc. (“Hawk”), whereby Hawk would loan the Company $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%.  The proceeds of the financing are being expressly used to maintain the permits and land claims of the FSC Project in South Africa. Our chairman, Vance White, is an officer and director of Hawk Uranium. In consideration of the loan, we issued a 5-year warrant to purchase up to 250,000 shares of our common stock (with an original exercise price of $0.125 per share) and granted a security interest in our right to acquire the 65% interest in Kwagga Barbados, subject to any existing security interest granted by us prior to November 12, 2008.  The security interest granted is to be construed to the fullest extent permitted without violating any term or right of any existing security interest or any holder of such security interest granted prior to the grant date. The proceeds of the loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value allocated to the warrant was $16,842 based on the Black-Scholes pricing model and is being amortized over the 90-day loan period. As of December 31, 2008, the note has accrued interest of $808.

In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension we reduced the exercise price of the five-year warrant from $0.125 per share to $0.0625 per share.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2006	$—
Add: additional loans received in 2007	1,585,000
Less: original issue discount at time of issuance	(341,882)
Add: amortization of original issue discount	316,102
Less: principal payments	(1,325,000)
Balance at December 31, 2007	$234,220
Add: gross proceeds of 2008	966,000
Add: refinancing of China Gold Promissory Notes	9,800,000
Less: original issue discount at time of issuance	(10,000)
Less: value assigned to warrants	(308,116)
Add: amortization of original issue discount	304,430
Less: principal payments	(565,000)
Less: refinancing of short-term China Gold Notes into long-term	(10,209,394)
Balance at December 31, 2008	$212,140

The total principal outstanding for all short-term notes payable at December 31, 2008 is $220,000.

NOTE 12 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, the terminated Easyknit merger from 2007, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expense by relevant transaction:

	December 31,
	2008	2007
China related transactions	$1,115,234	$371,245
Bates-Hunter Mine	790,519	126,793
Hawk Uranium’s management services agreements	200,000	100,000
FSC Project and proposed transaction with DVR	96,804	—
Other expenses	230,101	195,754
	$2,432,658	$793,792

NOTE 13 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note of Hunter Bates

On June 12, 2008, the Company and Hunter Bates Mining Corporation, a Minnesota corporation and a wholly owned subsidiary of the Company (“Hunter Bates”), completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of Cdn$6,750,000. The note required Hunter Bates to pay to Mr. Otten Cdn$250,000 (valued at $204,248 as of December 31, 2008) on or before December 1, 2008, which was subsequently extended to January 30, 2009 and further extended to April 30, 2009. Furthermore, commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined in the note) becomes payable.  The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  Hunter Bates’ payment of the Note is secured by a deed of trust relating to the all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. The note balance reflects a discount (originally $580,534) relating to the recourse note being non-interest bearing until the first payment in 2010.

Second Amended and Restated Promissory Note with China Gold LLC

As previously discussed in Note 11, on December 22, 2008, we entered into Amendment No. 3 to Convertible Notes Purchase Agreement (“Amendment No. 3”) with China Gold. Pursuant to Amendment No. 3, the parties consolidated that certain Secured Promissory Note dated October 28, 2008 in the principal amount of $441,000 and that certain Amended and Restated Promissory Note dated November 10, 2008 in the principal amount of $9.8 million into a Second Amended and Restated Promissory Note in the aggregate principal amount of $10,421,107 (the “Consolidated Note”), which reflected the outstanding principal and accrued interest under the existing notes. The amendments to these notes have been treated as extinguishments for accounting purposes and the resulting discount of $1,894,948 was recorded against the new Consolidated Note.

Pursuant to the Consolidated Note, we received an extension on the maturity dates relating to the prior notes from December 31, 2008 to February 15, 2010. The Consolidated Note accrues interest at a rate of 12.25% per annum with the principal and interest due on demand at any time on or after February 15, 2010.

We entered into Amendment No. 3 to facilitate that certain Subscription Agreement dated November 17, 2008 by and between us and London Mining Plc (“London Mining”), which sets forth the terms of London Mining’s subscription into a joint venture entity formed with us to acquire and operate (through CGMR HK) the Sudan and Xiaonanshan. As required under the London Mining Subscription Agreement, and Amendment No. 3, China Gold released its security interest in CGMR HK, which holds the rights to acquire the PRC iron ore properties.

Pursuant to Amendment No. 3 (effective December 22, 2008) and contemporaneously with the closing of the London Mining Subscription Agreement and related acquisition of the Sudan and Xiaonanshan properties (effective March 17, 2009), we will: (i) make a prepayment to China Gold under the Consolidated Note in the amount of $5.6 million and (ii) reduce the exercise price of two warrants to purchase up to an aggregate of 40,082,000 shares of our common stock issued to China Gold to $0.075 per share (from $0.15 and $0.11 under the respective warrants).

Summary

The following table summarizes the long-term notes payable balances:

Second Amended and Restated China Gold Note	$10,421,107
Less: discount on China Gold Note	(1,894,948)
Otten limited recourse note converted into US Dollar equivalent	6,736,786
Less: discount for imputed interest of the Otten limited recourse note at December 31, 2008	(580,535)
Less: unrealized foreign currency gain from the Otten limited recourse note at December 31, 2008	(1,222,082)
Add: amortization of OID	237,051
Balance	13,697,379
Less: current portion	(204,248)
Balance at December 31, 2008	$13,493,131

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2009	$204,248
2010	10,421,107
2011	—
2012	—
2013	—
Thereafter	5,310,455
Total	$15,935,810

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We currently occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, in Minneapolis, Minnesota pursuant to a lease agreement that expires May 31, 2009.  Under the lease, we are required to make monthly payments of $1,261 through May 2009. Total rent expense under operating leases for the years ended December 31, 2008 and 2007, was $15,140 and $14,837, respectively.  Future minimum operating lease commitments for 2009 is approximately $6,305.

NOTE 15 – LEGAL MATTERS

The Company is subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

NOTE 16 – SHAREHOLDERS’ EQUITY

Common Stock Issuances

During fiscal 2007, we issued the following shares of our unregistered common stock:

(1)	We issued 100,000 shares to a non-US vendor, who provided extended terms on payables due to him.
(2)	We entered into agreements with two consultants for services in public and investor relations and issued an aggregate of 550,000 shares with a fair value totaling $123,000.
(3)
We issued 500,000 shares to Journey Resources Corporation relating to our joint venture agreement to earn our first 25% interest in the Vianey Mine and we executed an amendment to the joint venture agreement with Journey to earn the final 25% by issuing 1,600,000 shares to Journey in lieu of the $400,000 payment due under the agreement.

(4)	Pursuant to the exercise of a right-to-purchase option held by Andrew Green, Mr. Green received 3,000,000 shares at an exercise price $0.20 per share for total proceeds to the Company of $600,000.
(5)	Pursuant to the exercise of warrants as follows:
(a)
Relevant Marketing, LLC, exercised warrants (issued in April 2005 with an original exercise price of $0.50 per share) into 300,000 shares re-priced to $0.15 per share (the President of Relevant Marketing is the step-daughter of our CEO, Stephen D. King, at the time of exercise);

(b)	Andrew Green exercised warrants into 4,800,000 shares with exercise prices ranging from $0.09125 to $0.12 per share for total proceeds to the Company of $473,937;
(c)	William Green exercised a warrant into 1,200,000 shares with an exercise price $0.12 per share (Mr. Green is our President of Asia Operations and the brother of Andrew Green);
(d)	Two lenders exercised warrants into 1,800,000 shares with exercise prices of $0.12 and $0.40 per share related to promissory notes;
(e)	An individual private placement holder exercised his Class C Redeemable Warrant into 62,500 shares at $0.50 per share;

(f)
We issued 398,960 shares to two consultants, who, pursuant to a cashless exercise clause, surrendered 251,040 of the available shares to pay for the exercise, with a range of exercise prices from $0.25 to $0.75 per share; and

(g)	Four consultants exercised warrants into an aggregate of 330,000 shares with a range of exercise prices from $0.12 to $0.30 per share.
(6)	Through two private placements:
(a)
We sold 2,400,000 units (each unit consisting of one share of common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share) at $0.25 per unit resulting in gross proceeds of $600,000 less offering costs of $30,000; and

(b)	We sold 2,193,334 shares of common stock at $0.15 per share, resulting in gross proceeds of $329,000 less offering costs of $15,465.

During fiscal 2008, we issued the following shares of our unregistered common stock:

(1)	We issued 5,000,000 shares through the exercise of warrants at prices ranging from $0.01 to $0.15 per share and we received net proceeds of $188,500.
(2)
We entered into agreements with six third party consultants for services in public and investor relations and issued an aggregate of 2,920,000 shares at prices ranging from $0.14 to $0.27 per share, valued at $573,600.

(3)	We issued an aggregate of 272,321 shares in lieu of cash payments for debt and accrued expenses totaling $62,908.
(4)	We issued 3,620,000 shares at $0.205 per share pursuant to the acquisition of the Bates-Hunter Mine totaling $742,100.
(5)	We issued 1,000,000 shares pursuant to Pacific Dawn Capital’s right-to-purchase option, re-priced to $0.06 per share and we received net proceeds of $60,000.
(6)	Through private placements:
(a)	We sold 6,456,666 shares of our common stock at $0.15 per share, resulting in net proceeds of $900,894;
(b)	We sold 125,000 shares of our common stock at $0.20 per share, resulting in net proceeds of $24,348; and
(c)	We sold 1,200,000 units (which included one common share and one warrant) at $0.25 per share, resulting in net proceeds of $300,000.
(7)	Platinum Long Term Growth V, LLC received an aggregate of 7,604,229 shares as follows (see Note 10 – Convertible Notes Payable):
(a)	We issued Platinum 260,268 shares at $0.20 per share in lieu of its interest payment due on June 30, 2008 under its senior secured convertible promissory note (valued at $52,053);
(b)	We issued Platinum 1,000,000 shares through the exercise of a warrant at $0.01 per share and we received net proceeds of $10,000;
(c)	Platinum exercised certain warrants and received 3,770,931 shares of our common stock by surrendering 266,333 of its available shares to pay for the exercise, via the cashless exercise provision; and
(d)	Platinum converted $197,650 of its senior secured convertible promissory note into 2,573,030 shares at conversion rates ranging from $0.051 to $0.093.

Stock Purchase Warrant Grants

For warrants granted to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18 “Accounting For Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”.  We recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

During fiscal 2007, we granted the following warrant issuances:

(1)
In July 2007, we entered into a one-year consulting agreement with MHG Consultant LLC (an affiliate of Platinum Long Term Growth V) and delivered into escrow two warrants to purchase up to an aggregate of 5,100,000 shares of common stock with an exercise price of $0.01 per share. One warrant to purchase up to 2,100,000 shares that was immediately vested and (ii) one warrant to purchase up to 3,000,000 shares vested at 250,000 per month for 12 months as earned under the consulting agreement. The total fair value was $588,400. All of these warrants have vested as of December 31, 2008.

(2)
In consideration of three loans, we issued three two-year warrants (100,000 each) to purchase up to an aggregate of 300,000 shares of our common stock (100,000 at $0.27 per share and 200,000 at $0.20 per share). The fair value of the warrants totaled $40,305.

(3)
We issued warrants to purchase up to 2,400,000 shares of our common stock through a private placement of units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share). The fair value of the warrants totaled $287,873.

(4)
We issued warrants to two consultants to purchase an aggregate of 350,000 shares of common stock as follows: a two year warrant to purchase up to 100,000 shares at $0.30 per share and a five-year warrant to purchase up to 250,000 at $0.25 per share all for consultant services.  The fair value of the warrants totaled $71,015.

During fiscal 2008, we granted the following warrant issuances:

(1) Relating to the acquisition of the Bates-Hunter Mine:

(a) We entered into a common stock purchase agreement with Kenneth Swaisland who previously assigned us certain rights relating to the Bates-Hunter Mine and held the right to receive a warrant to purchase up to 1 million shares of our common stock, which would be granted upon closing of our purchase of the Bates-Hunter Mine. That purchase agreement allowed him the right-to-purchase 125,000 shares of our unregistered common stock at $0.20 per share and provided for the issuance of a new three-year warrant to purchase up to 875,000 shares of our common stock at $0.20 per share in exchange for the termination of his right to receive the 1 million share warrant and thereby provide the Company with cash.  In February 2008, Mr. Swaisland purchased the 125,000 shares for $25,000 and we finalized the agreement by issuing a three-year warrant to purchase up to 875,000 shares with an exercise price of $0.20 per share.  Since the ratio of shares to warrants exceeded our customary terms pursuant to other private placements that we have conducted, we allocated only 125,000 of the 875,000 warrant to the purchase price of the 125,000 shares. The balance of the 750,000 warrant was valued (utilizing the same assumptions for the 125,000 allocated portion of the warrant issued) at $185,282 and was recorded as a non-cash mining expense, as were all previous transactions with Mr. Swaisland that related to the Bates-Hunter Mine.  We received net proceeds of $24,348 (less the $652 of offering costs), which were allocated between the common stock and the 125,000 share warrant based on the relative fair value of the securities at the time of issuance; and

(b) We issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.20 per share to an unaffiliated third party as compensation for introductions relating to the Bates-Hunter Mine, negotiated during 2006.  The fair value of the warrant totaled $16,019 and is being recorded as an acquisition cost.

(2)  We issued two-year warrants to two consultants to purchase an aggregate of 5,000,000 shares of common stock as follows: a warrant to purchase up to 1,000,000 shares at $0.20 per share, which includes a cash-less exercise provision, valued at $126,887 and a warrant to purchase up to 4,000,000 at $0.01 per share, valued at $600,000, which was exercised for $40,000.

(3)  We issued a five-year warrant to purchase up to 1,200,000 shares of our common stock through a private placement of units of our securities (each unit consisting of one share of our common stock and a five-year warrant to purchase one share of common stock at an exercise price of $0.25 per share). The fair value of the warrant totaled $143,398.

(4) Relating to loans made to the Company:

(a) We entered into a Note and Warrant Purchase Agreement with Platinum Long Term Growth V, LLC, pursuant to a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 and issued a five-year warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.35 per share, which contains a cashless exercise provision and further provides for a weighted-average anti-dilution adjustment to the exercise price in the event we issue equity or equity-linked securities at a price below the then-applicable exercise price. The fair value of the warrant totaled $262,135;

(b) In consideration of a $160,000 loan, we issued a two-year warrant to purchase up to 160,000 shares of our common stock at $0.15 per share, which includes a cash-less exercise provision. The fair value of the warrant totaled $22,297;

(c) In consideration of a $50,000 loan, we issued a two-year warrant to purchase up to 50,000 shares of our common stock at $0.20 per share. The fair value of the warrant totaled $7,139;

(d) In consideration of a $100,000 loan, we issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.15 per share, which includes a cashless exercise provision. The fair value of the warrant totaled $9,674;

(e) In consideration of a secured loan of $441,000, we issued a two-year warrant to purchase up to 882,000 shares of our common stock at $0.11 per share. The fair value of the warrant totaled $62,063;

(f) We entered into a second amendment with China Gold, LLC relating to the Convertible Notes Purchase Agreement, whereby the four Notes were cancelled and we issued an Amended and Restated Promissory Note in the aggregate principal amount of $9,800,000 and in consideration we issued a five-year warrant to purchase up to 39,200,000 shares of the our common stock at an exercise price of $0.15 per share.  The fair value of the warrant totaled $3,528,000;

(g) In consideration of a $60,000 loan, we issued a five-year warrant to purchase up to 250,000 shares of our common stock at $0.125 per share to Hawk Uranium, Inc. The fair value of the warrant totaled $16,842; and

(h) In consideration of extensions on maturity dates from various note holders, we issued:
(i) a warrant to purchase up to 200,000 shares of our common stock at $0.20 per share for the maturity date extension on a $110,000 loan;
(ii) a warrant to purchase up to 100,000 shares of our common stock at $0.15 per share for the maturity date extension on a $50,000 loan; and
(iii) the aggregate fair value of the warrants totaled $31,000.

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted, for which the fair value of the services were not more reliably measurable: (i) during 2008: dividend yield of 0%, risk-free interest rate of 2.0% to 3.1%, expected life equal to the contractual life between two and five years, and volatility of 147% to 152% and (ii) during 2007: dividend yield of 0%, risk-free interest rate of 2.6% to 4.9%, expected life equal to the contractual life between two and ten years, and volatility of 154% to 156%.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2006	29,578,833	$0.56	$0.12 - $7.15

Granted	8,150,000	0.10	0.01 – 0.27
Cancelled or expired	(1,156,095)	1.14	0.25 – 1.25
Exercised	(9,142,500)	0.16	0.09125 – 0.75
Outstanding at December 31, 2007	27,430,238	$0.53	$0.01 - $7.15

Granted	50,617,000	0.15	0.01 – 0.35
Cancelled or expired	(6,258,800)	1.39	0.12 – 7.15
Exercised (1)	(10,037,264)	0.02	0.01 – 0.15
Outstanding at December 31, 2008	61,751,174	$0.21	$0.01 - $1.50

Warrants exercisable at December 31, 2008	61,751,174	$0.21	$0.01 - $1.50

(1) Pursuant to a cashless exercise provision, Platinum surrendered 266,333 of its available shares to pay for its cashless exercise of 3,770,931 shares, with an exercise price of $0.01 per share.

Option Grants

We have five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan.  Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, we have two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above.  As of December 31, 2008, an aggregate of 21,250,000 shares of our common stock may be granted under our plans and non-plans as determined by the board of directors, of which 1,664,000 are available for future issuances.

On February 19, 2007, we entered into an employment agreement with William Green as President of Asia Operations and issued Mr. Green a ten-year option to purchase up to 2,500,000 shares of our common stock at an exercise price of $0.43 per share, the fair market value of our common stock on the date of grant. The option vests in three installments as follows: (i) 1,000,000 shares vested in February 2007; (ii) with respect to an additional 500,000 shares on (A) the earliest of the first anniversary of the effective date or (B) the achievement of a milestone, as determined by the board of directors or (C) the termination of Mr. Green’s employment; and (iii) with respect to the remaining 1,000,000 shares on the earlier of (a) the time the Company achieves certain performance criteria to be established by its board of directors or (b) the third anniversary of the option grant. Mr. Green is a sibling of Andrew Green, a significant shareholder of the Company.

On March 9, 2007, we issued a ten-year option to Stephen D. King to purchase up to 3,000,000 shares of our common stock at an exercise price of $1.02 per share, the fair market value of our common stock on the date of grant, in consideration for his services as Chief Executive Officer.  The option vests in six equal annual installments commencing on the first anniversary of the grant date.  The option shall be accelerated upon the completion of a material acquisition of mining related assets by the Company, at the sole discretion of the board of directors of the Company.  In the event the Company attempts to obtain listing of its common stock on a stock exchange and such stock exchange, as a condition to listing, requires that the Company reduce the number of shares issued to Mr. King pursuant to the option, the Company shall be entitled to reduce the number of unvested shares available to Mr. King as necessary to obtain listing on that exchange.

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

On April 10, 2008, we entered into an employment agreement and stock option agreement with our Chief Financial Officer, Mark D. Dacko, whereby we issued Mr. Dacko a ten-year stock option to purchase up to 600,000 shares of our common stock at an exercise price of $0.21, the closing price on the day prior to the grant.  The option shall vest in equal quarterly installments of 50,000 shares over three years, with the first 50,000 vesting on April 10, 2008.

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

On May 29, 2008, we entered into an employment agreement and a stock option agreement with Stephen D. King, whereby we issued Mr. King a ten-year option to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.20 per share (the “2008 Option”).  The 2008 Option shall vest in three equal annual installments commencing on the first anniversary of the date of the grant.  Effective May 29, 2008, Mr. King transferred the 2008 Option into the name of his spouse, Deborah King.  As further consideration of the employment agreement, we entered into an amended and restated stock option agreement with Mrs. King to purchase up to 3,000,000 shares of our common stock at an exercise price of $1.02 per share (the “2007 Option”), amending the terms of an option agreement originally entered into with Mr. King dated March 9, 2007, but subsequently transferred to Mrs. King on March 12, 2007.  The 2007 Option amends the terms of the vesting schedule, whereby the vesting is reduced from six years to provide for vesting in three equal annual installments commencing March 9, 2008.  The vesting of both the 2008 Option and the 2007 Option shall accelerate (i) at such time the closing price of our common stock (as quoted on the OTCBB or an exchange) remains at or above $1.00 per share for 30 trading days, (ii) upon Mr. King’s death, (iii) upon the occurrence of a change of control or (iv) upon our termination of Mr. King’s employment for any reason other than Cause.

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

In determining the compensation cost of the options granted during fiscal 2008 and 2007, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2008	2007
Risk-free interest rate	3.13%	4.6% - 4.9%
Expected volatility factor	150% - 151%	154% - 160%
Expected dividend	—	—
Expected option term	10 years	10 years

The weighted average Black-Scholes fair value of options granted during 2008 and 2007 was $0.20 and $0.63, respectively. We recorded $2,065,156 and $1,159,951 related to employee stock compensation expense for the years ended December 31, 2008 and 2007, respectively, relating to share options granted and modifications to existing options. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.02 and $0.01 per share impact on the loss per share for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, approximately $2,527,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately three years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2006	6,512,000	$0.56

Granted	7,600,000	0.63
Canceled or expired	(452,500)	0.37
Exercised	—	—
Options outstanding - December 31, 2007	13,659,500	$0.53

Granted	3,000,000	0.20
Canceled or expired	(16,000)	4.25
Exercised	—	—
Options outstanding - December 31, 2008	16,643,500	$0.47

Options exercisable - December 31, 2008	8,593,500	$0.47

The following tables summarize information about stock options outstanding at December 31, 2008:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,025,000	7.9 years	$0.23	$—
$0.31 to $0.43	4,850,000	6.7 years	$0.38	$—
$0.56 to $1.02	4,706,000	5.0 years	$0.87	$—
$2.75 to $4.25	62,500	2.2 years	$2.84	$—
$0.15 to $4.25	16,643,500	6.7 years	$0.47	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	2,875,000	7.7 years	$0.23	$—
$0.31 to $0.43	2,950,000	6.6 years	$0.38	$—
$0.56 to $1.02	2,706,000	3.7 years	$0.76	$—
$2.75 to $4.25	62,500	2.2 years	$2.84	$—
$0.15 to $4.25	8,593,500	5.7 years	$0.47	$—

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2008. No options were exercised during 2008 or 2007.

NOTE 17 – RELATED PARTY TRANSACTIONS

Hawk Uranium Inc.

Our chairman, H. Vance White, is an officer and director of Hawk Uranium Inc, (f/k/a Hawk Precious Minerals Inc.) a corporation formed under the laws of the Providence of Ontario, Canada.

We entered into a Memorandum of Agreement with Hawk in June 2006, whereby we acquired a 50% interest in the MacNugget Claims, held entirely by Hawk by issuing Hawk 40,000 shares of our common stock, valued at $12,800. Then in November 2006, we both sold a portion of the MacNugget Claims to MacDonald Mines Exploration Ltd. such that Hawk and the Company each owned a 24.5% interest.  In October 2007, we sold our 24.5% interest to both Hawk and MacDonald for an aggregate sale price of Cdn$50,000 ($48,560 US). Other than the common stock issued to Hawk, we had not incurred any other expenses related to this project.

In August 2007, we entered into a management services agreement with Hawk, which agreement expired on December 31, 2007 and required a $100,000 payment, which has been accrued but not paid as of December 31, 2008.

On September 19, 2007, we sold all of our rights and claims in the Holdsworth Project to Hawk for Cdn$50,000 ($47,260 US). We acquired the Holdsworth Project from Hawk in June 2003.  The rights we held allowed us to explore only through a limited surface depth, with the remaining below-surface rights belonging to Hawk. We had not expended any funds on the Holdsworth since its acquisition. We’ve retained a one percent gross gold royalty for any gold extracted from the limited surface depth and Hawk retains the right to purchase one half of the royalty from us for Cdn$500,000. We have estimated that the value of the one percent royalty is immaterial and therefore have not recorded the possibility of a future gain.

In January 2008, we entered into a new management services agreement with Hawk, which agreement expired on December 31, 2008 and required a $100,000 payment, which has been accrued but not paid as of December 31, 2008.

In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to the Company of $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%. The proceeds of the financing are being expressly used to maintain the permits and land claims of the FSC Project in South Africa. In consideration of the loan, we issued a five-year warrant to purchase up to 250,000 shares of our common stock and granted a security interest in our right to acquire the 65% interest in Kwagga Barbados, subject to any existing security interest granted by us prior to November 12, 2008.  The security interest granted is to be construed to the fullest extent permitted without violating any term or right of any existing security interest or any holder of such security interest granted prior to the grant date. In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension we reduced the exercise price of the five-year warrant from $0.125 per share to $0.0625 per share. Interest expense of $808 was recorded in the period ended December 31, 2008.

Stephen D. King

Stephen D. King is our Chief Executive Officer and a member of our Board of Directors.

Pursuant to certain secured convertible promissory notes with Pacific Dawn Capital, LLC and Andrew Green entered into during 2005, Mr. King, who only served as a board member at that time, provided personal guaranties for the repayment of these notes. In exchange for the guaranties, we issued two warrants to purchase up to an aggregate of 2,000,000 shares of our common stock, with an exercise price of $0.15 per share. Mr. King subsequently assigned both of the warrants to his spouse.  The warrants had expiration dates of October 13 and November 4, 2007. In October 2007, our board of directors authorized an extension of the expiration dates, granting a one-year extension. In September 2008, our board of directors authorized an additional extension of the expiration dates, granting a two-year extension, until October 13 and November 4, 2010.  The warrant modifications resulted in non-cash compensation expense of $145,000 and $139,054 for the years ended December 31, 2008 and 2007, respectively.

Corporate Resource Management, Inc.

On November 12, 2008, we entered into an amended and restated consulting agreement with Corporate Resource Management, Inc, a Minnesota corporation (“CRM”).  CRM is an entity wholly owned by Deborah King, the spouse of Stephen D. King.  CRM provides the Company with investment banking services relating to the purchase and sale of mining related assets.  Pursuant to the agreement, CRM is entitled to a fee of $13,750 per month, plus reimbursement of normal out-of-pocket expenses.  The term of the agreement is for one year, with automatic renewals unless either party provides notice of termination.  Each party has the right to terminate the agreement with a 30-day written notice, provided that CRM is entitled to a $75,000 termination fee if the agreement is terminated by the Company without cause. The amended agreement superseded in its entirety the terms of the prior consulting agreement with CRM dated May 15, 2006. Pursuant to the amendment, the Company eliminated a provision for potential payment of commissions of up to two percent of the value of any asset transactions completed during the term of the agreement and for a period of one year following termination. For the years ended December 31, 2008 and 2007, we paid $153,750 and $120,000, respectively, pursuant to the terms of the consulting agreement.

Pacific Dawn Capital LLC

Donald S. Stoica became a member of our Board of Directors effective April 2008 and he is a principle in Pacific Dawn Capital LLC.  In December 2008, we issued 1,000,000 shares of our unregistered common stock pursuant to a right-to-purchase option held by Pacific Dawn Capital, LLC, exercised at $0.06 per share (re-priced from $0.10 per share). This right-to-purchase option was granted to Pacific Dawn stemming from financing transactions during 2005. The original exercise price was set at $0.20 per share.

NOTE 18 – INCOME TAXES

The Company estimates that at December 31, 2008 it had cumulative net operating loss carryforwards for tax purposes of approximately $18,807,000 for both federal and state purposes.  These carryforwards, if not used, will begin to expire in 2023.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. During 2006, the Company had a change of ownership as defined under IRC Section 382.  Although the Company has not performed a formal Section 382 study, it appears that the NOL Carryforward from 2006 would be limited to approximately $740,000 per year. Future ownership changes could significantly further limit the use of the NOL.  Due to the number of additional shares issued in 2007 and 2008, it appears that the Company may have another Section 382 limitation in 2009.  In addition, a number of the Company's deferred tax assets will likely be considered capital assets and therefore, if the transactions result in a loss, they would create a capital loss. Capital losses have a five year carryforward and can only be offset by capital gains.  There can be no assurance of future capital gain income to offset any potential capital losses.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$7,711,000	$6,014,000
Exploration rights	3,274,000	3,198,000
Expenses related to warrants and options	2,168,000	1,736,000
Accrued liabilities and other	1,632,000	413,000
Total deferred tax asset	14,785,000	11,361,000
Valuation allowance	(14,785,000)	(11,361,000)
	$—	$—

The income tax provision consists of the following for the years ended December 31:

	2008	2007
Current tax provision	$—	$—
Deferred tax provision	(3,424,000)	(2,783,000)
Valuation allowance	3,424,000	2,783,000
Total income tax provision	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2008	2007
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	14.0%	17.0%
Valuation allowance	27.0%	24.0%
Effective tax rate	—	—

At December 31, 2008, the Company fully reserved its net deferred tax assets totaling $14,785,000, recognizing that the Company has incurred losses during the last several years and there is no assurance that future years will be profitable.

NOTE 19 – EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31:

	2008	2007
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(12,907,209)	$(11,859,197)
Weighted average of common shares outstanding	129,674,425	105,146,864

Basic net earnings (loss) per share	$(0.10)	$(0.11)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(12,907,209)	$(11,859,197)
Basic weighted average common shares outstanding	129,674,425	105,146,864
Options, convertible debentures and warrants	(1)	(2)
Diluted weighted average common shares outstanding	129,674,425	105,146,864

Diluted net income (loss) per share	$(0.10)	$(0.11)

(1)
As of December 31, 2008, we had (i) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 61,751,174 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 19,547,528 shares of common stock issuable under outstanding convertible debt agreements.  These 97,942,202 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.  Additionally, we have reserved 50 million shares that could be issued upon satisfactory performance of a consultant (for services to be performed after December 31, 2008) and the potential consummation of various mining project acquisitions, subject to the satisfaction of certain conditions under the respective agreements.

(2)
As of December 31, 2007, we had (i) 13,659,500 shares of common stock issuable upon the exercise of stock options, (ii) 24,930,238 shares of common stock issuable upon the exercise of warrants and (iii) reserved an aggregate of 21,150,000 shares of common stock issuable under convertible debt agreements.  These 59,739,738 shares, which would be reduced by applying the treasury stock method, were excluded from the basic and diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 20 – SUBSEQUENT EVENTS

Platinum Note Conversions

On January 16, 2009, Platinum Long Term Growth V, LLC gave notice to convert an additional $50,000 of the principal balance of their 10% Senior Secured Convertible Promissory Note (see Note 10 – Convertible Notes Payable) into 1,056,077 shares of our common stock.  Pursuant to the terms of the convertible promissory note, the conversion price was adjusted from $0.18 to $0.047345 per share, which was 85% of the lowest VWAP for the 10 trading days preceding January 16, 2009. On February 26, 2009, they converted $25,000 into 342,465 shares at $0.073 per share.  On March 9, 2009, they converted $25,000 into 368,568 shares at $0.06783 per share.  On March 16, 2009, they converted $65,000 into 1,026,450 shares at $0.063325 per share.

Joint Venture for the Nanjing Sudan Mining Co. Ltd. and Xiaonanshan Mining Co. Ltd.

On March 17, 2009, the Company and London Mining Plc (“London Mining”) entered into a joint venture created for the purpose of acquiring Nanjing Sudan Mining Co. Ltd. (“Sudan”) and Xiaonanshan Mining Co. Ltd. (“XNS”, and with Sudan collectively referred to as the “PRC Properties”). Following the subscription by London Mining into the joint venture entity, London Mining and the Company each hold a 50% equity interest in China Global Mining Resources (BVI) Ltd., a British Virgin Islands corporation (“CGMR (BVI)”).  The acquisition of the PRC Properties was completed through China Global Mining Resources Ltd., a Hong Kong corporation and wholly owned subsidiary of CGMR (BVI) (“CGMR HK”), pursuant to the terms of those certain Equity Transfer Agreements dated August 11, 2008 (as amended or supplemented). The aggregate purchase prices for the acquisitions of Sudan and XNS were approximately $23.3 million (160 million RMB) and $18.9 million (130 million RMB), respectively. Additionally, CGMR (BVI) is required to pay one of the sellers an aggregate of approximately $54 million pursuant to a consulting agreement dated August 11, 2008 (as amended and assigned).

The Company and London Mining entered into an amended and restated subscription agreement (the “Subscription Agreement”) pursuant to which London Mining purchased 100 ordinary A shares (the “A Shares”) of CGMR (BVI).  London Mining paid an aggregate of $38.75 million for the A Shares, which constitute a 50% equity interest in CGMR (BVI).  The Company holds the remaining 50% equity interest in CGMR (BVI) in the form of 100 ordinary B shares (the “B Shares”). Pursuant to the Subscription Agreement, London Mining further loaned the Company an aggregate of $5.75 million pursuant to a loan agreement dated March 17, 2009 (the “WB Loan Agreement”).  The WB Loan Agreement provides for interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%), and the obligation matures in January 2014 or upon the earlier termination of the Shareholders’ Agreement (as defined below).  The Company used the proceeds of the loan to make payments toward certain of its obligations, including a $5.6 million prepayment under its promissory note dated December 22, 2008 in the principal face amount of $10,241,107 issued in favor of China Gold, LLC.

Pursuant to the Subscription Agreement, the Company and London Mining entered into a shareholders’ agreement (the “Shareholders’ Agreement”) setting forth certain preferences of the A Shares and governance terms applicable to CGMR (BVI).  The A Shares carry a preference with respect to return of capital and distributions until such time as an aggregate of $44.5 million is returned or distributed to the holders of the A Shares (the “Repayment”).  The A Shares are further entitled to 99% of the distributions of CGMR (BVI) until Repayment, after which time they will be entitled to 60% of the distributions until the PRC Properties achieve an annual production output of 850,000 tons of iron ore. Upon achievement of such production, the respective holders of the A Shares and the B Shares, each as a class, will be entitled to 50% of the distributions.  London Mining is entitled under the Shareholders’ Agreement to a management fee in the amount of $5.5 million for the first year following the acquisition and $4.5 million annually thereafter until Repayment.

As part of the completion of the subscription, the parties completed the issuance of a promissory note of CGMR (BVI) issued in favor of the Company in the aggregate principal amount of $4.8 million (the “WB Note”), issued in consideration of the Company’s transfer to CGMR (BVI) of 100% of the equity of CGMR HK which was effected on December 23, 2008.  The WB Note does not bear interest, and has a maturity date of December 31, 2014.  Pursuant to the WB Note, CGMR (BVI) is not required to make payments until 2011, and annual payments thereafter are based on a percentage of the outstanding principal under the WB Note.  All payments of the WB Note prior to maturity will be subject to the available profits of CGMR (BVI).  Any payments under the WB Note are required to be used to make payments toward any outstanding note obligations of the Company in favor of China Gold, LLC.

In conjunction with the joint venture and consummation of the acquisition, a five-year consulting agreement between Mr. Lu (one of the sellers) and CGMR (BVI) became effective.  Under the terms of the agreement, Mr. Lu is obligated to assist in operating the properties, obtaining and maintaining necessary government approvals, and providing strategic advice, among other services.  In consideration of his services: (i) CGMR (BVI) is obligated to pay Mr. Lu a consulting fee of approximately $10 million within one day of the closing, (ii) Mr. Lu is eligible to earn up to an additional $44 million in cash, and (iii) CGMR (BVI) will procure that Mr. Lu receive up to 50 million shares of the Wits Basin common stock subject to fulfillment of certain production guarantees by Mr. Lu.