Form 10-Q
period 2009-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2009-05-20
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☐ No ☒

As of May 19, 2009, there were 149,167,181 shares of the registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2009

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of March 31, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Operations -
	For the three months ended March 31, 2009 and March 31, 2008	5

	Condensed Consolidated Statements of Cash Flows -
	For the three months ended March 31, 2009 and March 31, 2008	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4T.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

	Signatures	30

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks.  We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$51,041	$230,729
Prepaid expenses	28,810	89,813
Other receivable	5,000,000	—
Total current assets	5,079,851	320,542

Property, plant and equipment, net	2,020,791	2,047,222
Mineral properties and development costs	5,255,635	5,255,635
Advance payments on equity investments	—	5,000,000
Investments in partially-owned equity affiliates	428,268	41,988
Debt issuance costs, net	—	7,514
Total Assets	$12,784,545	$12,672,901

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable, net of original issue discount	$1,867,350	$1,871,628
Short-term notes payable, net of original issue discount	244,809	212,140
Current portion of long-term notes payable, net of discount	3,855,367	204,248
Accounts payable	197,619	252,215
Accrued interest	175,679	121,617
Other accrued expenses	1,596,122	2,432,658
Total current liabilities	7,936,946	5,094,506
		—
Long-term notes payable, net of discount	10,649,768	13,493,131

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $.01 par value, 300,000,000 shares authorized:
144,974,309 and 142,180,749 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	1,449,743	1,421,807
Additional paid-in capital	61,809,156	59,910,010
Warrants outstanding	7,086,000	7,961,908
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage,
subsequent to April 30, 2003	(53,214,608)	(52,276,001)
Total shareholders’ equity (deficit)	(5,802,169)	(5,914,736)
Total Liabilities and Shareholders’ Equity (Deficit)	$12,784,545	$12,672,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Condensed Consolidated Statements of Operations (unaudited)
	Three Months Ended March 31,		May 1, 2003 (inception) to March 31,
	2009	2008	2009
Revenues	$—	$—	$—
Operating expenses:
General and administrative	1,145,454	1,228,862	27,611,022
Exploration expenses	44,412	565,034	12,035,171
Depreciation and amortization	26,431	4,127	567,887
Merger transaction costs	—	—	1,238,619
Stock issued as penalty	—	—	2,152,128
Loss on impairment of Kwagga	—	—	2,100,000
Loss on sale of mining properties	—	—	571,758
Loss on disposal of assets	—	—	13,995
Loss from investments in partially-owned affiliates	1,220	—	19,232
Total operating expenses	1,217,517	1,798,023	46,309,812
Loss from operations	(1,217,517)	(1,798,023)	(46,309,812)

Other income (expense):
Other income (expense), net	9	217	104,286
Interest expense	(1,313,073)	(874,280)	(8,602,654)
Loss on debt extinguishment, net	—	—	(1,485,558)
Gain on deconsolidation of subsidiary, net	1,461,078	—	1,461,078
Foreign currency gains	130,896	—	1,352,978
Total other income (expense)	278,910	(874,063)	(7,169,870)
Loss from operations before income tax benefit and discontinued operations	(938,607)	(2,672,086)	(53,479,682)
Benefit from income taxes	—	—	243,920
Loss from continuing operations	(938,607)	(2,672,086)	(53,235,762)

Discontinued operations:
Gain from discontinued operations	—	—	21,154
Net loss	$(938,607)	$(2,672,086)	$(53,214,608)

Basic and diluted net loss per common share:
Continuing operations	$(0.01)	$(0.02)	$(0.69)
Discontinued operations	—	—	—
Net loss	$(0.01)	$(0.02)	$(0.69)

Basic and diluted weighted average
common shares outstanding	143,435,819	118,197,222	76,771,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2008	2009
OPERATING ACTIVITIES:
Net loss	$(938,607)	$(2,672,086)	$(53,214,608)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	26,431	4,127	567,887
Gain on disposal of miscellaneous assets	—	—	(51,585)
Loss from investments in partially-owned equity affiliates	1,220	—	19,232
Loss on sale of mining projects	—	—	571,758
Gain on deconsolidation of subsidiary, net	(1,461,078)	—	(1,461,078)
Gain on foreign currency	(130,896)	—	(1,352,978)
Issuance of common stock and warrants for exploration rights	—	185,282	5,885,372
Issuance of common stock and warrants for services	—	151,797	2,348,737
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	55,109	36,588	6,649,899
Amortization of debt issuance costs	7,514	17,023	259,226
Amortization of original issue discount & beneficial conversion feature	942,756	625,307	5,022,116
Compensation expense related to stock options and warrants	423,945	246,957	3,916,925
Loss on debt extinguishment	—	—	1,485,558
Issuance of common stock and warrants for interest expense	—	—	1,173,420
Loss on impairment of Kwagga	—	—	2,100,000
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Non-cash loss on nickel property (exploration)	—	—	150,000
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	18,017
Prepaid expenses	5,894	(106,896)	(227,585)
Accounts payable	(54,596)	(101,085)	127,338
Accrued expenses	291,104	360,120	2,911,861
Net cash used in operating activities	(831,204)	(1,252,866)	(20,695,014)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	—	—	(364,680)
Advance to partially-owned equity affiliate	—	—	(60,000)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Refunds and (advance payments) on equity investments	—	—	(5,150,000)
Net cash used in investing activities	—	—	(7,652,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows, continued
(unaudited)

			May 1, 2003
	Three Months Ended		(inception) to
	March 31,		March 31,
	2009	2008	2009

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(5,398,484)	(250,000)	(8,713,129)
Cash proceeds from issuance of common stock, net of offering costs	—	831,743	7,694,049
Cash proceeds from exercise of stock options	—	—	199,900
Cash proceeds from exercise of warrants	—	—	6,724,547
Cash proceeds from short-term debt and convertible notes payable	200,000	1,020,000	15,555,000
Cash proceeds from long-term debt	5,850,000	—	6,500,000
Debt issuance costs	—	(57,362)	(259,226)
Net cash provided by financing activities	651,516	1,544,381	27,701,141

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	179,688	291,515	(645,999)
CASH AND EQUIVALENTS, beginning of period	230,729	130,481	697,040
CASH AND EQUIVALENTS, end of period	$51,041	$421,996	$51,041

Supplemental cash flow information:
Cash paid for interest	$301,517	$3,562	$1,850,378
Issuance of common stock, warrants and options for prepaid consulting fees	$—	$150,600	$5,807,065
Issuance of common stock in lieu of cash for debt, interest and accrued expenses	$—	$—	$155,962
Accrued interest added to debt principal	$—	$—	$180,107
Conversion of debt principal to common stock	$165,000	$—	$362,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of March 31, 2009, we own a past producing gold mine in Colorado (Bates-Hunter Mine), a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project), a 50% equity interest in China Global Mining Resources (BVI) Ltd (which owns an iron ore mine and processing plant in the People’s Republic of China, the “PRC”) and certain rights in the Vianey Concession in Mexico. The following is a summary of our projects:

•
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain LM Subscription Agreement, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time, a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation and wholly owned subsidiary of CGMR (BVI) (“CGMR HK”), acquired the PRC Properties.

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

As of March 31, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

All dollar amounts expressed in this Report are in US Dollars ($), unless specifically noted, as certain transactions are denominated in the Canadian Dollar (“Cdn$”).

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed April 15, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year as a whole.

NOTE 3 – EARNINGS (LOSS) PER COMMON SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:

	March 31,
	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(938,607)	$(2,672,086)
Weighted average of common shares outstanding	143,435,819	118,197,222

Basic net earnings (loss) per share	$(0.01)	$(0.02)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(938,607)	$(2,672,086)
Basic weighted average common shares outstanding	143,435,819	118,197,222
Options, convertible debentures and warrants	(1)	(2)
Diluted weighted average common shares outstanding	143,435,819	118,197,222

Diluted net earnings (loss) per share	$(0.01)	$(0.02)

(1)
As of March 31, 2009, we had (i) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 61,601,174 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 22,959,152 shares of common stock issuable under outstanding convertible debt agreements.  These 101,203,826 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

(2)
As of March 31, 2008, we had (i) 13,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 29,485,238 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 49,327,901 shares of common stock issuable under outstanding convertible debt agreements.  These 92,456,639 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

NOTE 4 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the three months ended March 31, 2009, we incurred losses from continuing operations of $938,607.  At March 31, 2009, we had an accumulated deficit of $76,147,068 and a working capital deficit of 2,857,095.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations.  We are continuing to pursue external financing alternatives to improve our working capital position.  If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this 10-Q Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of two components: prepaid consulting fees and other prepaid expenses. The prepaid consulting fees included cash and calculated amounts from the issuance of common stock, warrants or options to consultants for various services that we do not have the internal infrastructure to perform.  The amortization periods coincide with terms of the agreements. The other prepaid expenses contain amounts we have prepaid for general and administrative purposes and are being expensed as utilized. Components of prepaid expenses are as follows:

	March 31,	December 31,
	2009	2008
Prepaid consulting fees	$—	$55,109
Other prepaid expenses	28,810	34,704
	$28,810	$89,813

NOTE 6 – OTHER RECEIVABLE AND ADVANCE PAYMENTS ON EQUITY INVESTMENTS

During 2007, we made a direct $5 million investment through one of our wholly owned subsidiaries to the sellers of the PRC iron ore properties of Sudan, Xiaonanshan and Maanshan Zhao Yuan Mining Co. Ltd (which holds the Matang iron ore deposit and is located in the Anhui Province of the PRC, the “Matang”), which secured our right to purchase these assets and provided the sellers with working capital. The original agreement, that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007, went through a series of amendments and assignments. On March 17, 2009, we entered into a joint venture with London Mining, whereby the joint venture acquired the PRC Properties from the sellers. The joint venture vehicle was our previous wholly owned subsidiary of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation (“CGMR (BVI)”). In January 2009, CGMR (BVI) entered into an amended employment agreement with Mr. Lu (one of the sellers).  One of the conditions of the amended agreement requires our $5 million investment to be repaid on December 31, 2009 by Mr. Lu.

As of December 31, 2008, we only held the rights to acquire these iron ore mining properties and, therefore, we continued to record the $5 million as an advanced payment for the eventual purchase of the iron ore properties until such time as we had some type of resolution. Effective with the consummation of the joint venture, this $5 million advance was not considered a partial payment on the iron ore properties purchase price but rather an advance still due back from the sellers and therefore, we have reclassed this advance as a current asset (“Other receivable”) with the understanding that it should be repaid on December 31, 2009.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Prior to the Bates-Hunter Mine acquisition in June 2008, we had made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property. After the acquisition, we now have additional assets of land, buildings and other additional equipment all related to the Bates-Hunter Mine. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.  Components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2009	2008
Land	$610,423	$610,423
Buildings	1,330,902	1,330,902
Equipment	199,694	199,694
Less accumulated depreciation	(120,228)	(93,797)
	$2,020,791	$2,047,222

NOTE 8 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of March 31, 2009, we own one mining property known as the Bates-Hunter Mine, which was purchased in June 2008. The initial allocation of the purchase price to the mining claims and permits acquired in the Bates-Hunter Mine transaction is still preliminary and future refinements are likely to be made based on the completion of final valuation studies.  Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that impairment has occurred for the period ended March 31, 2009.  Components of our mineral properties and development costs are as follows:

Bates-Hunter Mine	March 31, 2009	December 31, 2008
Mining claims (1)	$5,252,292	$5,252,292
Mining permits (2)	3,343	3,343
	$5,255,635	$5,255,635

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 9 – INVESTMENTS IN PARTIALLY-OWNED EQUITY AFFILIATES

Kwagga Gold (Barbados) Limited

We hold a 35% interest in Kwagga Barbados which is accounted for under the equity method in accordance with Accounting Principles Board (“APB”) 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”).  Kwagga Gold (Proprietary) Limited, a wholly owned subsidiary of Kwagga Barbados, holds the mineral exploration rights in the FSC Project. Through December 31, 2007, our previous investment of $2,100,000 was impaired to $0.

In an effort to maintain the permits and land claims of the FSC Project, we entered into a bridge financing arrangement with Hawk Uranium, Inc. (“Hawk”) in 2008, whereby Hawk made a loan to us of $60,000, which was then advanced to Kwagga Barbados. AfriOre, the majority owner (65%) of Kwagga Barbados, has decided not to commit any further resources to this project at this time.  Under the guidance provided by Emerging Issue Task Force (“EITF”) Issue No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF 98-13”) and EITF Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses” (“EITF 99-10”), we will recognize 100% of this $60,000 advance as a loss from investments in partially-owned affiliates to coincide with the funds being dispersed by Kwagga Barbados over time. Since the losses relate to exploration activities, an integral part of our operations, the losses are shown in operations under the caption, Loss from investments in partially-owned equity affiliates.

China Global Mining Resources (BVI) Limited

On December 17, 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours under the name of China Global Mining Resources (BVI) Limited (“CGMR (BVI)”) to serve as the joint venture entity with London Mining. On December 23, 2008, we sold our 100% equity ownership of China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”) to CGMR (BVI) for $4.8 million, whereby CGMR HK became a wholly owned subsidiary of CGMR (BVI). CGMR HK was assigned all of our rights to acquire the PRC iron ore properties of the Sudan, Xiaonanshan and Matang. Due to this sale occurring between two commonly controlled entities, no gain ($4.8 million) was recorded by the Company.  As of December 31, 2008, we owned 100% of both CGMR’s.

On March 17, 2009, we entered into an amended and restated subscription agreement with London Mining (the “LM Subscription Agreement”), whereby they acquired a 50% equity interest in CGMR (BVI) by paying an aggregate of $38.75 million for 100 A Shares.  We hold the remaining 50% equity interest in CGMR (BVI) in the form of 100 ordinary B Shares.. Contemporaneously, CGMR (BVI) (through CGMR HK) completed the acquisition of the PRC Properties. Pursuant to the LM Subscription Agreement, we entered into a shareholders’ agreement with London Mining the “LM Shareholders’ Agreement”) setting forth certain preferences of the A Shares and governance terms applicable to CGMR (BVI).  The A Shares carry a preference with respect to return of capital and distributions until such time as an aggregate of $44.5 million (which includes the subscription amount of $38.75 million and $5.75 million in the form of a loan made to us) is returned or distributed to the holders of the A Shares (the “Repayment”).  The A Shares preference entitles them to 99% of the distributions of CGMR (BVI) until Repayment, while the B Shars that we hold will receive a 1% distribution, after which time London Mining will be entitled to 60% of the distributions and the Company 40% until the PRC Properties achieve an annual production output of 850,000 tons of iron ore. Upon achievement of such production, the respective holders of the A Shares and the B Shares, each as a class, will be entitled to 50% of the distributions.  Additionally, London Mining is entitled under the LM Shareholders’ Agreement to a management fee in the amount of $5.5 million for the first year following the acquisition, and $4.5 million annually thereafter until Repayment.  In the event Repayment occurs within three years, we may be entitled to receive a portion of the aggregate management fee paid to London Mining.  Under the LM Shareholders’ Agreement, we will be required to indemnify London Mining in the event certain events occur prior to Repayment, including (i) certain payments made under the consulting agreement with Mr. Lu that are to be deferred, (ii) payments incurred in developing Matang, (iii) failure to complete the acquisition of Matang in accordance with the business plan relating to the operation of the PRC Properties, or (iv) a material deviation from the business plan relating to the operation of the PRC Properties. Our indemnification, if any, would be satisfied by the transfer of a number of our B Shares, having a fair market value equal to the indemnified amount as determined under the LM Shareholders’ Agreement.  The LM Shareholders’ Agreement further provides for transfer restrictions agreed between the parties, including rights of first refusal, drag along and tag along rights.

Due to the additional shares issued to London Mining, and in conjunction with the LM agreements, we no longer have any board seats and effectively own only 1% of CGMR (BVI).  Accordingly, under the guidance of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“FAS 160”), we have deconsolidated CGMR (BVI) effective March 17, 2009, and have recorded our retained interest at fair value.  Based on the current subscription from London Mining, we estimated the fair value of our retained interest at $387,500.  Since we no longer exercise significant influence over the operations or financial policies of CGMR (BVI), our investment, subsequent to March 17, 2009, will be accounted for under the cost method.

As part of the deconsolidation process, an intercompany note receivable of $4.8 million is no longer eliminated in the consolidated financial statements.  Therefore, the $4.8 million unrecognized gain mentioned above is, in effect, realized due to CGMR (BVI) no longer being controlled by the Company. However, due to the distribution ordering rules contained in the aforementioned LM Shareholders’ Agreement, collectability of the $4.8 million note receivable cannot be reasonably assured and will be allowed for as a doubtful account until collection can be reasonable assured.  Additionally, this $4.8 million note affects the carrying value of the CGMR (BVI) investment.  When the fair value of the retained interest is compared to the historical carrying value, the deconsolidation results in a gain of $6,261,078.    Accordingly, the Company has recorded a net gain on deconsolidation of $1,461,078 as of March 31, 2009.  The note receivable will continue to be carried on the Company’s books at $0, until collectability of the amount can be more reasonably assured.

CGMR HK continues to hold the right to acquire the equity interest in the Matang.

The following table summarizes our investments in partially-owned equity affiliates:

December 31, 2007	$—
Advance to Kwagga	60,000
Losses recorded during 2008 from Kwagga	(18,012)
Balance at December 31, 2008	41,988
Deconsolidation of CGMR (BVI) & HK	387,500
Losses recorded during 2009 from Kwagga	(1,220)
Balance at March 31, 2009	$428,268

NOTE 10 – CONVERTIBLE NOTES PAYABLE

Platinum Senior Secured Convertible Promissory Note

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Platinum Note”).  The Platinum Note’s maturity date was February 11, 2009.  The Platinum Note continues to accrue interest at a rate of 10% per annum, with such interest payable on a quarterly basis commencing March 31, 2008. Subsequent to March 31, 2009, Platinum sold this Note, along with their $110,000 10% Senior Secured Promissory Note to China Gold, LLC.

Platinum (or its holder) has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share.  The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price.  At any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), Platinum shall have the option to: (i) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest (“Option 1”) or (ii) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand (“Option 2”). The number of shares issuable under the Platinum Note is limited to 4.99% of the current aggregate common stock outstanding (approximately 7.3 million shares at March 31, 2009).

Our obligations under the Platinum Note are secured by a first priority security interest in all of our assets with the exception of our equity interests and assets held in Wits Basin (BVI) Ltd, a British Virgin Islands corporation (formally known as China Global Mining Resources Limited, renamed in January 2009) and Wits-China Acquisition Corp, a Minnesota corporation, to the extent such entities or assets are located in or relate to China and are subject to a lien in favor of China Gold, LLC.  Platinum’s security interest includes our equity interest in Gregory Gold Producers, Inc, Hunter Bates Mining Corporation and our 35% equity ownership in Kwagga Barbados. We also delivered to Platinum a guaranty of Gregory Gold Producers and Hunter Bates Mining Corporation.

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

The Platinum Note is considered to be conventional convertible debt under the accounting guidance of EITF Issue No. 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19” (“EITF 05-2”).  The application of the provisions of EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”) and EITF Issue No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” (“EITF 00-27”) resulted in the proceeds of the loan being allocated based on the relative fair value of the debt and warrants.  Using the Black-Scholes pricing model to value the 2.5 million warrant issued with the loan and the accelerated vesting of the 2.25 million warrant transferred from MHG to Platinum during the three month period ended March 31, 2008, the relative fair value allocated to the warrants and recorded as a debt discount was $523,367.  Furthermore, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $496,633.

During the three months ended March 31, 2009, Platinum gave notice to convert $165,000 of its principal balance into 2,793,560 shares of our common stock as follows:

Date of Conversion	Principal Amount	Conversion Price (1)	Shares Issued	Beneficial Conversion Charge (2)
January 16, 2009	$50,000	$0.047345	1,056,077	$155,660
February 26, 2009	$25,000	$0.073000	342,465	$40,715
March 9, 2009	$25,000	$0.067830	368,568	$45,936
March 16, 2009	$65,000	$0.063325	1,026,450	$133,068
	$165,000		2,793,560	$375,379

(1)	The conversion price was calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(2)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of March 31, 2009, the principal balance is $657,350 with accrued interest of $67,783. Any discount to the debt for the warrants and initial beneficial conversion feature has been fully amortized to interest expense at February 11, 2009.  The accrued interest due represents the September 30, 2008, December 31, 2008 and March 31, 2009 payments that are required to be paid in cash under the terms of the Platinum Note.

London Mining Plc

On August 22, 2008, we entered into a financing arrangement with London Mining, pursuant to which we issued to London Mining a Convertible Promissory Note in the principal amount of $1,000,000 (the “LM Note”).  The LM Note is convertible at the option of LM at any time into shares of our common stock at an original conversion price of $0.20 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock). Our obligations under the LM Note are unsecured and the LM Note accrues interest at a rate of 8% per annum. There was no beneficial conversion charge as the Company’s stock value on the commitment date was $0.17. On August 27, 2008, we received an initial $500,000 advance, on September 19, 2008 we received an additional $300,000 advance and on October 27, 2008, we received the final $200,000 advance. As of March 31, 2009, the outstanding principal balance is $1,000,000 with accrued interest of $43,978.

Effective March 17, 2009, upon the consummation of the acquisition of the PRC Properties, we executed an amendment to the LM Note described above, whereby the maturity date was fixed at August 22, 2009 and the conversion price was reduced to $0.10 per share.  There was no beneficial conversion charge as the Company’s stock value on the commitment date was $0.08.

Other Third Parties

(1)
In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum.  Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt under the accounting guidance of EITF 05-2 “The Meaning of ‘Conventional Convertible Debt’ in Issue No. 00-19.”  Under the terms of the convertible promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of December 28, 2009. The application of the provisions of EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” resulted in the proceeds of the loan being allocated based on the relative fair value of the loan and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $27,500.

The lender provided an extension on the March 31, 2008 maturity date until September 30, 2008 and as consideration for the extension, we issued a two-year warrant to purchase up to 200,000 shares of our common stock at $0.20 per share and recorded the Black-Scholes pricing model calculation of $20,000 as additional interest expense. On September 30, 2008, the lender again provided an additional extension on the maturity date until December 31, 2008 and as consideration for the extension, we agreed to make a one-time cash payment of $3,100. On March 6, 2009, the lender again provided an extension until March 31, 2009 and has verbally provided an additional extension. As of March 31, 2009, the note has accrued interest of $14,676.

(2)
On February 26, 2009, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $100,000. The promissory note has a maturity date of February 26, 2010, and bears interest at a rate of 12.25% per annum.  Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into the number of shares of our common stock by the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share.

Summary of All Convertible Notes

The following table summarizes the convertible note balances:

Balance at December 31, 2008	$1,871,628
Add: gross proceeds received during 2009	100,000
Less: conversion of principal to common stock	(165,000)
Less: value assigned to additional beneficial conversion feature for the debt conversions	(375,379)
Add: amortization of original issue discount and beneficial conversion feature	436,101
Less: principal payments	—
Balance at March 31, 2009	$1,867,350

NOTE 11 – SHORT-TERM NOTES PAYABLE

In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk loaned the Company $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%.  Our chairman, Vance White, is an officer and director of Hawk. In consideration of the loan, we issued a five-year warrant to purchase up to 250,000 shares of our common stock (with an original exercise price of $0.125 per share). The proceeds of the loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  The fair value allocated to the warrant was $16,842 based on the Black-Scholes pricing model and was fully amortized by February 2009. In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension we reduced the exercise price of the warrant from $0.125 per share to $0.0625 per share, which resulted in an additional fair value of $650.

In March 2009, we entered into an unsecured promissory note in the principal amount of $125,000, which bears interest of 10% per annum and had a maturity date of March 20, 2009. We repaid $100,000 of the principal on the maturity date and as of March 31, 2009, there remains a balance of $25,000. We have been granted additional time from the lender to pay the remaining balance.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2008	$212,140
Add: gross proceeds of 2009	125,000
Less: original issue discount	(25,000)
Less: value assigned to re-pricing of warrant	(650)
Add: amortization of original issue discount	33,319
Less: principal payments	(100,000)
Balance at March 31, 2009	$244,809

The total principal outstanding for all short-term notes payable at March 31, 2009 is $245,000.

NOTE 12 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expenses by relevant transaction:

	March 31,	December 31,
	2009	2008
China related transactions (1)	$286,110	$1,115,234
Bates-Hunter Mine	879,628	790,519
Hawk Uranium’s management services agreements	200,000	200,000
FSC Project and proposed transaction with DVR	96,804	96,804
Other expenses	133,580	230,101
(1) Decrease from December 31, 2008 to March 31, 2009 due primarily to deconsolidation of CGMR(BVI)-See note 9.	$1,596,122	$2,432,658

NOTE 13 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note of Hunter Bates

On June 12, 2008, the Company and Hunter Bates Mining Corporation, a Minnesota corporation and a wholly owned subsidiary of the Company (“Hunter Bates”), completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of Cdn$6,750,000. The note required Hunter Bates to pay to Mr. Otten Cdn$250,000 (valued at $204,248 as of December 31, 2008) on or before December 1, 2008, which was subsequently extended to January 30, 2009 and further extended to April 30, 2009. Furthermore, commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined in the note) becomes payable.  The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  Hunter Bates’ payment of the Note is secured by a deed of trust relating to the all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. The note balance reflects a discount (originally $580,534) relating to the recourse note being non-interest bearing until the first payment in 2010. As of March 31, 2009, the note balance in US Dollars is $5,383,807.

Second Amended and Restated Promissory Note with China Gold, LLC

On December 22, 2008, we entered into Amendment No. 3 to Convertible Notes Purchase Agreement (“Amendment No. 3”) with China Gold, LLC, a Kansas limited liability company (“China Gold”). Pursuant to Amendment No. 3, the parties consolidated that certain Secured Promissory Note dated October 28, 2008 in the principal amount of $441,000 and that certain Amended and Restated Promissory Note dated November 10, 2008 in the principal amount of $9.8 million into a Second Amended and Restated Promissory Note in the aggregate principal amount of $10,421,107 (the “Consolidated Note”), which reflected the outstanding principal and accrued interest under the existing notes. This refinancing was accounted for as an extinguishment of debt, which resulted in a discount to the Consolidated Note of $1,894,948 in December 2008.  The discount is being amortized over the life of the Note through February 15, 2010, using the effective interest method.

Pursuant to the Consolidated Note, we received an extension on the maturity dates relating to the prior notes from December 31, 2008 to February 15, 2010. The Consolidated Note accrues interest at a rate of 12.25% per annum with the principal and interest due on demand at any time on or after February 15, 2010.

On March 17, 2009 and contemporaneously with the closing of the joint venture with London Mining, we: (i) made a prepayment to China Gold under the Consolidated Note in the amount of $5.6 million, which included principal of $5,298,484 and accrued interest of $301,516, and (ii) reduced the exercise price of two warrants to purchase up to an aggregate of 40,082,000 shares of our common stock issued to China Gold to $0.075 per share (from $0.15 and $0.11 under the respective warrants), which resulted in an additional fair value of $86,200 to be recorded as a discount to the remaining debt of which will be amortized over the remaining term of the debt to interest expense.

Promissory Note with London Mining Plc

Pursuant to the LM Subscription Agreement, London Mining made a loan to us in the aggregate amount of $5.75 million (the “WB Loan Agreement”).  The WB Loan Agreement provides for interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%), and the obligation matures on the earlier of January 31, 2014 or upon termination of the LM Shareholders’ Agreement. We used the proceeds of the loan to make: (i) a $5.6 million payment towards our obligation under the December 22, 2008 China Gold Promissory Note (as described in Note 16) and (ii) reductions in our accounts payable. As of March 31, 2009, the note has accrued interest of $11,578 with an interest rate of 5.25%.

Summary

The following table summarizes the long-term notes payable balances:

Balance at December 31, 2008	$13,697,379
Add: gross proceeds from London Mining in 2009	5,850,000
Less: discount value assigned to re-pricing of warrants	(86,200)
Less: unrealized foreign currency gain from the Otten limited recourse note	(130,896)
Add: amortization of original issue discount	94,346
Add: amortization of discount related to the debt extinguishment in 2008	378,990
Less: principal payments	(5,298,484)
Balance	14,505,135
Less: current portion	(3,855,367)
Balance at March 31, 2009	$10,649,768

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2009 – Remaining	$199,400
2010	5,222,624
2011	—
2012	5,750,000
2013	—
Thereafter	5,184,407
Total	$16,356,431

NOTE 14 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2009, Platinum Long Term Growth V, LLC converted $165,000 of its senior secured convertible promissory note into 2,793,560 shares of our unregistered common stock.

Stock Option Grants

The Company has five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan.  Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, the Company has two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above. As of March 31, 2009, an aggregate of 21,250,000 shares of our common stock may be granted under our plans and non-plans as determined by the board of directors, of which 1,664,000 are available for future issuances.

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

No option grants were issued during the three months ended March 31, 2009 or 2008.  For options granted in prior periods, we recorded $423,945 and $246,957 for stock compensation expense for the three months ended March 31, 2009 and 2008, respectively. This expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had no material impact on the loss per share for the periods reported. As of March 31, 2009, $2,100,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately three years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2008	16,643,500	$0.47

Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding - March 31, 2009	16,643,500	$0.47

Options exercisable - March 31, 2009	9,893,500	$0.52

Weighted average fair value of options granted
during the three months ended March 31, 2009		$—
Weighted average fair value of options granted
during the three months ended March 31, 2008		$—

The following tables summarize information about stock options outstanding at March 31, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,025,000	7.6 years	$0.23	$—
$0.31 to $0.43	4,850,000	6.4 years	$0.38	$—
$0.56 to $1.02	4,706,000	4.7 years	$0.87	$—
$2.75 to $3.00	62,500	2.0 years	$2.84	$—
$0.15 to $3.00	16,643,500	6.5 years	$0.47	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	3,175,000	7.6 years	$0.24	$—
$0.31 to $0.43	2,950,000	6.4 years	$0.38	$—
$0.56 to $1.02	3,706,000	3.7 years	$0.83	$—
$2.75 to $3.00	62,500	2.0 years	$2.84	$—
$0.15 to $3.00	9,893,500	5.7 years	$0.52	$—

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2009. No options were exercised during the three month periods ended March 31, 2009 and 2008.

Stock Purchase Warrants

For warrants issued to non-employees in exchange for services, we account for such warrants in accordance with EITF Issue No. 96-18 “Accounting For Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  We value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2008	61,751,174	$0.21	$0.01 – $1.50

Granted	—	—	—
Cancelled or expired	(150,000)	1.50	1.50
Exercised	—	—	—
Outstanding at March 31, 2009	61,601,174	$0.16	$0.01 – $0.50

Warrants exercisable at March 31, 2009	61,601,174	$0.16	$0.01 – $0.50

NOTE 15 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. For the Company, this FSP is effective prospectively beginning April 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting. In addition, this FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. For The Company, these additional disclosures will be required beginning with the quarter ending June 30, 2009. We are currently evaluating the requirement of these additional disclosures.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

OVERVIEW

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of March 31, 2009, we own a past producing gold mine in Colorado (Bates-Hunter Mine), a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project), a 50% equity interest in China Global Mining Resources (BVI) Ltd, which is limited initially to a 1% distribution right, (which owns an iron ore mine and processing plant in the People’s Republic of China, the “PRC”) and certain rights in the Vianey Concession in Mexico. The following is a summary of our projects:

On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain LM Subscription Agreement, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time, a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation and wholly owned subsidiary of CGMR (BVI) (“CGMR HK”), acquired the PRC Properties. The Company will account for this joint venture on the cost method of accounting. If and when distributions become available, the Company will receive 1% while London Mining will receive 99%.

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

As of March 31, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants.  These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights.  Furthermore, although our main focus was in gold exploration projects, future projects will involve other minerals.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.  Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008.

Revenues

We had no revenues from continuing operations for the three months ended March 31, 2009 and 2008. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that produce such results.

Operating Expenses

General and administrative expenses were $1,145,454 for the three months ended March 31, 2009 as compared to $1,228,862 for the same period in 2008.  Of the $1,145,454 recorded for 2009, approximately $376,000 relates to our due diligence processes on China mining property acquisitions (travel and visa requirements, site visits and consultant costs), $345,000 relates to public relations services, consulting fees, shareowner services and general administrative expenses and $423,945 relates to non-cash charges for stock based compensation. Of the $1,228,862 recorded for general and administrative expenses in 2008, approximately $368,000 relates to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), $614,000 relates to public relations services, consulting fees, shareowner services and general administrative expenses and $246,957 relates to non-cash charges for stock based compensation.  We anticipate that our operating expenses will increase during the year due to our continued plans for exploration and acquisition financing.

Exploration expenses were $44,412 for the three months ended March 31, 2009 as compared to $565,034 for the same period in 2008. Exploration expenses for 2009 relate to the limited property upkeep expenditures on the Bates-Hunter and other projects. Exploration expenses for 2008 relate primarily to the dewatering and drilling expenditures at the Bates-Hunter Mine, including a one-time non-cash expense of $185,282 representing the fair value of a warrant issued to a consultant.  We anticipate the rate of exploration spending will decrease during the year, unless we secure dedicated funding for a project.

Depreciation and amortization expenses were $26,431 for the three months ended March 31, 2009 as compared to $4,127 for the same period in 2008.  Prior to the acquisition of the Bates-Hunter Mine property in June 2008, we made normal purchases of various pieces of equipment necessary to operate and de-water the property. After the acquisition of the Bates-Hunter Mine, we allocated the purchase price to the land, buildings and additional equipment acquired. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.

We recorded $1,220 in losses for the three months ended March 31, 2009 related to an advance of funds to the FSC project. In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to us of $60,000 as AfriOre informed us that they would not be providing any additional funding and that it was our responsibility to maintain the permits and land claims of the FSC Project. We will recognize 100% of this $60,000 advance as an equity loss in an unconsolidated affiliate to coincide with the funds being dispersed by Kwagga Barbados, all of which relate to such permit and land claim maintenance.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense, gains from deconsolidation of one of our wholly owned subsidiaries and non-cash foreign currency adjustments. Interest income for the three months ended March 31, 2009 was $9 compared to $217 for the same period in 2008.  Interest expense for the three months ended March 31, 2009 was $1,313,073 compared to $874,280 for the same period in 2008.  Interest expense relates primarily to interest on significant new debt, extensions to debt agreements and additional rights granted to the promissory note holders. Components of interest expense for 2009 were: $362,803 in principal loan interest and $942,756 representing the amortization of original issue discount and beneficial conversion feature costs relating to the issuance of common stock and warrants in connection with our loans. Components of interest expense for the three months ended March 31, 2008 were: $231,950 in principal loan interest and $642,330 representing the amortization of original issue discount relating to the issuance of warrants totaling $128,674, one-time beneficial conversion charge of $496,633 and debt issuance cost amortization of $17,023 in connection with notes payable. We expect interest expense to continue to increase during 2009, at amounts greater than previously recorded due to our continued need for cash.

On December 17, 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours, CGMR (BVI), to serve as the joint venture entity with London Mining.  On March 17, 2009, we entered into a subscription agreement and a shareholders’ agreement with London Mining, whereby they acquired 50% equity in CGMR (BVI). London Mining paid an aggregate of $38.75 million for 100 A Shares. The shareholders’ agreement set forth certain preferences of their A Shares, including: (i) governance terms applicable to CGMR (BVI); (ii) the A Shares carry a preference with respect to return of capital and distributions; and (iii) board seats.  Since we do not exercise significant influence over the operations or financial policies and will initially receive only 1% of the distributions, pursuant to the guidance of FAS 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, we recorded a gain in the deconsolidation of CGMR (BVI) for the three months ended March 31, 2009 of $1,461,078.  The gain is primarily comprised of $1,073,578 in unpaid accrued liabilities assumed by the joint venture.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to our dealings with the recourse promissory note in the amount of Cdn$6,750,000.  We recorded a $130,896 gain for the three months ended March 31, 2009 due to the exchange rate between the US Dollar and the Canadian Dollar as of March 31, 2009.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $2,857,095 at March 31, 2009. Cash and cash equivalents were $51,041 at March 31, 2009, representing a decrease of $179,688 from the cash and cash equivalents of $230,729 at December 31, 2008.

For the three months ended March 31, 2009 and 2008, we had net cash used in operating activities of $831,204 and $1,252,866, respectively. During 2009, our primary capital requirement has been the funding of expenses related to our entrance into Chinese business opportunities, which we paid out approximately $376,000. During 2008 we paid out approximately $368,000 for Chinese opportunities and $767,000 for exploration.

For the three months ended March 31, 2009 and 2008, we had no investing activities.

For the three months ended March 31, 2009 and 2008, we had net cash provided by financing activities of $651,516 and $1,544,381, respectively. During 2009, we received cash proceeds of $6,050,000 from debt financing and repaid $5,398,484 of debt. During 2008, (i) through the sale of common stock (net of offering costs) and the exercise of warrants, we raised $831,743, (ii) we received cash proceeds of $1.02 million from debt financing and (iii) repaid $250,000 of debt.

The following table summarizes our debt as of March 31, 2009:

O/S Amount		Accrued Interest	Maturity Date	Type
$110,000		$8,216	December 8, 2008 (1)	Conventional
$50,000		$814	December 31, 2008 (1)	Conventional
$657,350		$67,783	February 11, 2009 (1)	Convertible (2)
$25,000		$556	March 20, 2009 (1)	Conventional
$110,000		$14,676	March 31, 2009 (1)	Convertible (3)
$60,000		$2,320	May 30, 2009	Conventional
$1,000,000		$43,978	August 22, 2009	Convertible (4)
$5,140,342		$24,593	February 15, 2010	Conventional
$50,000		$608	February 23, 2010	Convertible (5)
$50,000		$557	February 26, 2010	Convertible (5)
$5,750,000		$11,578	January 31, 2014	Conventional
$5,383,807	(6)	(7)	December 31, 2015	Conventional

1.	Currently past due and being renegotiated; original terms apply in the default period.
2.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
3.	Convertible at $0.20 per share.
4.	Convertible at $0.10 per share.
5.	Convertible at the greater of our common stocks current market trading price or $0.05 per share.
6.	Includes $199,400 of current portion (the equivalent of Cdn$250,000 at March 31, 2009) currently past due and being renegotiated; original terms apply in the default period.
7.	Interest does not begin accruing until January 1, 2010.

As part of the completion of the LM Subscription Agreement, the parties completed the issuance of a promissory note of CGMR (BVI) issued in favor of Wits Basin in the principal amount of $4.8 million (the “WB Note”), issued in consideration of our transfer to CGMR (BVI) of 100% of the equity of CGMR HK which was effected on December 23, 2008. Due to this sale occurring between two commonly controlled entities, no gain was recorded by the Company, see Note 9. The WB Note does not bear interest, and has a maturity date of December 31, 2014.  Pursuant to the WB Note, CGMR (BVI) is not required to make payments until 2011, and annual payments thereafter are based on a percentage of the outstanding principal under the WB Note. All payments of the WB Note prior to maturity will be subject to the available profits of CGMR (BVI). Any payments under the WB Note are required to be used to make payments toward any outstanding note obligations of ours in favor of China Gold.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months.  As of the date of this Report, we have estimated our cash needs over the next twelve months to be approximately $10,000,000 (which includes approximately $7,500,000 for repayment of debt, assuming some or all of such notes are not converted into equity prior to maturity.  Additionally, should any projects or mergers be completed during 2009, additional funds will be required.  We will continue our attempt to raise additional capital.  Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all.  In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Off Balance Sheet Arrangements

During the three months ended March 31, 2009, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2009, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On January 14, 2009, we were served with a complaint in the action Advanced Drilling, Inc. v. Wits Basin Precious Minerals Inc., Hunter Bates Mining Corporation, Hunter Gold Mining, Inc., George E. Otten, Mammoth Hill LLC and Platinum Long Term Growth V, LLC, filed in the District Court, County of Gilpin, Colorado.  The complaint alleges claims of breach of contract, unjust enrichment and mechanic's lien foreclosure.  Advanced Drilling sought, among other unspecified damages, payment of approximately $409,000 (recorded in Other Accrued Expenses as of March 31, 2009) to which it believed it was entitled pursuant to a contract with the Company for services and materials used in mining exploration completed in Gilpin County, Colorado, and further sought to foreclose on the property upon which the services and work were provided if the suit is successful.   On April 28, 2009, in settlement of the legal action, the Company and Advanced Drilling entered into a convertible debenture in the principal amount of $511,589.59, the Company's obligations under which are secured by the Company's wholly owned subsidiary, Hunter Bates Mining Corporation, pursuant to a Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing in favor of Advanced Drilling.  Pursuant to the terms of the convertible debenture, Advanced Drilling has agreed to withdraw and dismiss with prejudice its legal action upon completion of the filing of the Deed of Trust with Gilpin County, Colorado, which the parties anticipate being completed promptly.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”).  There have been no material changes to the risk factors previously disclosed in the 2008 Form 10-K.  The risks described in the 2008 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, Platinum Long Term Growth V, LLC converted $165,000 of its senior secured convertible promissory note into 2,793,560 shares of our unregistered common stock. The transaction was completed pursuant to a private placement exempt from registration under Section 3(9) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description
10.1**	Subscription Agreement by and between the Company and London Mining Plc, dated March 17, 2009.
10.2**	Shareholders Agreement by and between the Company and London Mining Plc, dated March 17, 2009.
10.3**	Loan Agreement between the Company and London Mining Plc in the principal amount of $5,750,000, dated March 17, 2009.
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: May 20, 2009

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer