Form 10-Q
period 2009-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2009-08-19
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☐ No ☒

As of August 17, 2009, there were 153,417,318 shares of the registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2009
                           Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of June 30, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Operations -
	For the three months and six months ended
	June 30, 2009 and June 30, 2008	5

	Condensed Consolidated Statements of Cash Flows -
	For the six months ended June 30, 2009 and June 30, 2008	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

	Signatures	34

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

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$24,244	$230,729
Prepaid expenses	13,007	89,813
Total current assets	37,251	320,542

Property, plant and equipment, net	1,994,360	2,047,222
Mineral properties and development costs	5,255,635	5,255,635
Other receivable	5,000,000	—
Advance payments on equity investments	—	5,000,000
Investments in partially-owned equity affiliates	427,724	41,988
Debt issuance costs, net	74,516	7,514
Total Assets	$12,789,486	$12,672,901

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Convertible notes payable, net of original issue discount	$2,177,314	$1,871,628
Short-term notes payable, net of original issue discount	371,667	212,140
Current portion of long-term notes payable, net of discount	4,377,386	204,248
Accounts payable	298,652	252,215
Accrued interest	388,816	121,617
Other accrued expenses	1,201,527	2,432,658
Total current liabilities	8,815,362	5,094,506

Long-term notes payable, net of discount	11,203,058	13,493,131

Commitments and contingencies

Shareholders’ equity (deficit):
Common stock, $.01 par value, 300,000,000 shares authorized:
149,752,921 and 142,180,749 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	1,497,529	1,421,807
Additional paid-in capital	63,193,867	59,910,010
Warrants outstanding	6,955,718	7,961,908
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage,
subsequent to April 30, 2003	(55,943,588)	(52,276,001)
Total shareholders’ equity (deficit)	(7,228,934)	(5,914,736)
Total Liabilities and Shareholders’ Equity (Deficit)	$12,789,486	$12,672,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations (unaudited)

					May 1, 2003
					(inception) to June 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009
Revenues	$--	$--	$--	$--	$--

Operating Expenses:
General and administrative	658,222	2,245,547	1,803,676	3,474,409	28,269,244
Exploration expenses	51,377	917,491	95,789	1,482,525	12,086,548
Depreciation and amortization	26,431	8,153	52,862	12,280	594,318
Merger transaction costs	--	--	--	--	1,238,619
Stock issued as penalty	--	--	--	--	2,152,128
Loss on impairment of Kwagga	--	--	--	--	2,100,000
Loss on sale of mining properties	--	--	--	--	571,758
Loss on disposal of assets	--	12,362	--	12,362	13,995
Loss from equity investments in partially-owned affiliates	544	--	1,764	--	19,776
Total operating expenses	736,574	3,183,553	1,954,091	4,981,576	47,046,386
Loss from operations	(736,574)	(3,183,553)	(1,954,091)	(4,981,576)	(47,046,386)

Other Income (Expense):
Other income (expense), net	--	215	9	432	104,286
Interest expense	(1,514,189)	(498,840)	(2,827,262)	(1,373,120)	(10,116,843)
Loss on debt extinguishment, net	--	--	--	--	(1,485,558)
Gain on deconsolidation of subsidiary, net	--	--	1,461,078	--	1,461,078
Foreign currency gains (losses)	(478,217)	(113,358)	(347,321)	(113,358)	874,761
Total other income (expense)	(1,992,406)	(611,983)	(1,713,496)	(1,486,046)	(9,162,276)
Loss from Operations before Income Tax
Benefit and Discontinued Operations	(2,728,980)	(3,795,536)	(3,667,587)	(6,467,622)	(56,208,662)
Benefit from Income Taxes	--	--	--	--	243,920
Loss from Continuing Operations	(2,728,980)	(3,795,536)	(3,667,587)	(6,467,622)	(55,964,742)

Discontinued Operations:
Gain from discontinued operations	--	--	--	--	21,154
Net Loss	$(2,728,980)	$(3,795,536)	$(3,667,587)	$(6,467,622)	$(55,943,588)

Basic and Diluted Net Loss
per Common Share:
Continuing operations	$(0.02)	$(0.03)	$(0.03)	$(0.05)	$(0.70)
Discontinued operations	--	--	--	--	--
Net Loss per Common Share	$(0.02)	$(0.03)	$(0.03)	$(0.05)	$(0.70)

Basic and Diluted Weighted Average
Shares Outstanding	148,422,539	124,387,997	145,929,179	120,856,071	79,637,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003
	Six Months Ended		(inception) to
	June 30,		June 30,
	2009	2008	2009
OPERATING ACTIVITIES:
Net loss	$(3,667,587)	$(6,467,622)	$(55,943,588)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	52,862	12,280	594,318
Gain on disposal of miscellaneous assets	—	12,362	(51,585)
Loss from investments in partially-owned equity affiliates	1,764	—	19,776
Loss on sale of mining projects	—	—	571,758
Gain on deconsolidation of subsidiary, net	(1,461,078)	—	(1,461,078)
Loss (gain) on foreign currency	347,321	113,358	(874,761)
Issuance of common stock and warrants for exploration rights	—	185,282	5,885,372
Issuance of common stock and warrants for services	—	223,797	2,348,737
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	55,109	346,260	6,649,899
Amortization of debt issuance costs	13,094	38,612	264,806
Amortization of original issue discount & beneficial conversion feature	2,090,669	812,599	6,170,029
Compensation expense related to stock options and warrants	847,890	1,217,267	4,340,870
Loss on debt extinguishment	—	—	1,485,558
Issuance of common stock and warrants for interest expense	40,000	9,831	1,213,420
Loss on impairment of Kwagga	—	—	2,100,000
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Non-cash loss on nickel property (exploration)	—	150,000	150,000
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	18,017
Prepaid expenses	21,698	(75,452)	(211,781)
Accounts payable	46,437	70,672	228,371
Accrued expenses	599,473	1,051,676	3,220,230
Net cash used in operating activities	(1,012,348)	(2,299,078)	(20,876,158)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(28,105)	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	—	(64,680)	(364,680)
Advance to partially-owned equity affiliate	—	—	(60,000)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Refunds and (advance payments) on equity investments	—	—	(5,150,000)
Net cash used in investing activities	—	(92,785)	(7,652,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows, continued
(unaudited)

			May 1, 2003
	Six Months Ended		(inception) to
	June 30,		June 30,
	2009	2008	2009

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(5,384,041)	(250,000)	(8,698,686)
Checks written in excess of book funds	—	20,358	—
Cash proceeds from issuance of common stock, net of offering costs	—	1,225,243	7,694,049
Cash proceeds from exercise of stock options	—	—	199,900
Cash proceeds from exercise of warrants	—	98,500	6,724,547
Cash proceeds from short-term debt and convertible notes payable	270,000	1,230,000	15,625,000
Cash proceeds from long-term debt	5,950,000	—	6,600,000
Debt issuance costs	(30,096)	(59,759)	(289,322)
Net cash provided by financing activities	805,863	2,264,342	27,855,488

INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(206,485)	(127,521)	(672,796)
CASH AND EQUIVALENTS, beginning of period	230,729	130,481	697,040
CASH AND EQUIVALENTS, end of period	$24,244	$2,960	$24,244

Supplemental cash flow information:
Cash paid for interest	$338,816	$3,562	$1,864,820
Issuance of common stock, warrants and options for prepaid consulting fees	$—	$199,600	$5,807,065
Issuance of common stock in lieu of cash for debt, interest and accrued expenses	$—	$—	$155,962
Accrued interest added to debt principal	$80,215	$—	$260,322
Conversion of debt principal to common stock	$348,197	$—	$545,847
Accounts payable converted to long-term debt	$409,613	$—	$409,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of June 30, 2009, we own a past producing gold mine in Colorado (Bates-Hunter Mine), we hold a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project), we hold a 50% equity interest in China Global Mining Resources (BVI) Ltd (which owns an iron ore mine and processing plant in the People’s Republic of China, the “PRC”) and we hold certain rights in the Vianey Concession in Mexico. The following is a summary of these projects:

•
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain LM Subscription Agreement, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time, a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation and wholly owned subsidiary of CGMR (BVI) (“CGMR HK”), acquired the PRC Properties. It took until April 2009 for CGMR (BVI) to complete all of the necessary change over processes in order to begin operations at the PRC Properties. For the remainder of 2009, CGMR (BVI) plans to increase magnetite concentrate production capacity in the range of 450,000 tonnes per year. A comprehensive geological and engineering study of the deposits and operations will be conducted in an effort to provide improvements.

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

•
We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, a South Africa company (“Kwagga Pty”), holds mineral exploration rights in South Africa.  This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. In August 2005, we completed our last drillhole. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. We have submitted documentation to obtain the consent of South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”) to allow for the sale of the controlling interest in Kwagga Pty to a U.S. company, which is still under review. Other than maintenance of property and prospecting rights and our submission to the DME, no other exploration activities will be conducted until consent is issued by the DME.

•
On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”).  Based on our further due diligence on the Vianey Mine, we have determined that it is necessary to increase the size of the land package in order for this property to be a viable large scale exploration endeavor (we also have taken into consideration the spot price for silver metals as well). Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Journey remains the operator of the project and has other specific tasks to be performed. Until such time as we have determined what options are available for an increase in land rights and development, no funds will be expended at the Vianey until such time as we have obtained dedicated funding.

As of June 30, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Quarterly Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar amounts expressed in this Report are in US Dollars ($), unless specifically noted, as certain transactions are denominated in the Canadian Dollar (“Cdn$”).

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. At June 30, 2009 and December 31, 2008, we did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed April 15, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year as a whole.

NOTE 4 – EARNINGS (LOSS) PER COMMON SHARE

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) to common shareholders	$(2,728,980)	$(3,795,536)	$(3,667,587)	$(6,467,622)
Weighted average of common shares outstanding	148,422,539	124,387,997	145,929,179	120,856,071

Basic net earnings (loss) per share	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Diluted earnings (loss) per share calculation:
Net income (loss) per common shareholders	$(2,728,980)	$(3,795,536)	$(3,667,587)	$(6,467,622)
Basic weighted average common shares outstanding	148,422,539	124,387,997	145,929,179	120,856,071
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	148,422,539	124,387,997	145,929,179	120,856,071

Diluted net earnings (loss) per share	$(0.02)	$(0.03)	$(0.03)	$(0.05)

(1)
As of June 30, 2009, we had (i) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 61,322,603 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 28,519,025 shares of common stock issuable under outstanding convertible debt agreements.  These 106,485,128 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

(2)
As of June 30, 2008, we had (i) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 27,345,781 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 60,661,111 shares of common stock issuable under outstanding convertible debt agreements.  These 104,650,392 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.  Additionally, we had reserved approximately 51 million shares that could have be issued upon satisfactory performance from various consultants and the potential consummation of various mining project acquisitions, subject to the satisfaction of certain conditions under the respective agreements.

NOTE 5 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the six months ended June 30, 2009, we incurred losses from continuing operations of $3,667,587.  At June 30, 2009, we had an accumulated deficit of $78,876,048 and a working capital deficit of $8,778,111.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this 10-Q Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

NOTE 6 – PREPAID EXPENSES

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

	June 30,	December 31,
	2009	2008
Prepaid consulting fees	$—	$55,109
Other prepaid expenses	13,007	34,704
	$13,007	$89,813

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

	June 30,	December 31,
	2009	2008
Land	$610,423	$610,423
Buildings	1,330,902	1,330,902
Equipment	199,694	199,694
Less accumulated depreciation	(146,659)	(93,797)
	$1,994,360	$2,047,222

NOTE 8 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As of June 30, 2009, we own one wholly owned mining property known as the Bates-Hunter Mine, which was purchased in June 2008. The initial allocation of the purchase price to the mining claims and permits acquired in the Bates-Hunter Mine transaction is still preliminary and future refinements are likely to be made based on the completion of final valuation studies.  Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense nor have we determined that impairment has occurred for the period ended June 30, 2009.  Components of our mineral properties and development costs are as follows:

Bates-Hunter Mine	June 30, 2009	December 31, 2008
Mining claims (1)	$5,252,292	$5,252,292
Mining permits (2)	3,343	3,343
	$5,255,635	$5,255,635

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 9 – OTHER RECEIVABLE AND ADVANCE PAYMENTS ON EQUITY INVESTMENTS

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

As of December 31, 2008, we only held the rights to acquire these iron ore mining properties and, therefore, we continued to record the $5 million as an advanced payment for the eventual purchase of the iron ore properties until such time as we had some type of resolution. Effective with the consummation of the joint venture, this $5 million advance was not considered a partial payment on the iron ore properties purchase price but rather an advance still due back from the sellers and therefore, we have reclassed this advance as an “Other receivable” with the understanding that it will be repaid. This accounting treatment, however, is subject to different interpretation from the two joint venture partners.

It is anticipated that certain amendments will be needed to the joint venture agreements in order to clarify portions of this transaction.  It is possible, under future negotiations, that the $5 million receivable could be considered an equity investment and subject to specific repayment terms.

NOTE 10 – INVESTMENTS IN PARTIALLY-OWNED EQUITY AFFILIATES

Kwagga Gold (Barbados) Limited

We hold a 35% interest in Kwagga Barbados which is accounted for under the equity method. Kwagga Gold (Proprietary) Limited, a wholly owned subsidiary of Kwagga Barbados, holds the mineral exploration rights in the FSC Project. Through December 31, 2007, our previous investment of $2,100,000 was impaired to $0.

In an effort to maintain the permits and land claims of the FSC Project, we entered into a bridge financing arrangement with Hawk Uranium, Inc. (“Hawk”) in 2008, whereby Hawk made a loan to us of $60,000, which was then advanced to Kwagga Barbados. AfriOre, the majority owner (65%) of Kwagga Barbados, has decided not to commit any further resources to this project at this time.  Under the guidance provided by Emerging Issue Task Force (“EITF”) Issue No. 98-13, “Accounting by an Equity Method Investor for Investee Losses When the Investor Has Loans to and Investments in Other Securities of the Investee” (“EITF 98-13”) and EITF Issue No. 99-10, “Percentage Used to Determine the Amount of Equity Method Losses” (“EITF 99-10”), we will recognize 100% of this $60,000 advance as a loss from investments in partially-owned affiliates to coincide with the funds being dispersed by Kwagga Barbados over time. Since the losses relate to exploration activities, an integral part of our operations, the losses are shown in operations under the caption, “Loss from equity investments in partially-owned affiliates”.  For the six months ended, June 30, 2009 and 2008, the Company recognized a loss of $1,220 and $0, respectively.

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

On March 17, 2009, we entered into an amended and restated subscription agreement with London Mining (the “LM Subscription Agreement”), whereby they acquired a 50% equity interest in CGMR (BVI) by paying an aggregate of $38.75 million for 100 A Shares.  We hold the remaining 50% equity interest in CGMR (BVI) in the form of 100 ordinary B Shares.  All shares have equal voting rights and the board of directors was split equally between the two equity owners as well. Contemporaneously, CGMR (BVI) (through CGMR HK) completed the acquisition of the PRC Properties. Pursuant to the LM Subscription Agreement, we entered into a shareholders’ agreement with London Mining the “LM Shareholders’ Agreement”) setting forth certain preferences of the A Shares and governance terms applicable to CGMR (BVI).  The A Shares carry a preference with respect to return of capital and distributions until such time as an aggregate of $44.5 million (which includes the subscription amount of $38.75 million and $5.75 million in the form of a loan made to us) is returned or distributed to the holders of the A Shares (the “Repayment”).  The A Shares preference entitles them to 99% of the distributions of CGMR (BVI) until Repayment, while the B Shares that we hold will receive a 1% distribution, after which time London Mining will be entitled to 60% of the distributions and the Company 40% until the PRC Properties achieve an annual production output of 850,000 tons of iron ore. Upon achievement of such production, the respective holders of the A Shares and the B Shares, each as a class, will be entitled to 50% of the distributions.  Additionally, London Mining is entitled under the LM Shareholders’ Agreement to a management fee in the amount of $5.5 million for the first year following the acquisition, and $4.5 million annually thereafter until Repayment.  In the event Repayment occurs within three years, we may be entitled to receive a portion of the aggregate management fee paid to London Mining.  Under the LM Shareholders’ Agreement, we will be required to indemnify London Mining in the event certain events occur prior to Repayment, including (i) certain payments made under the consulting agreement with Mr. Lu that are to be deferred, (ii) payments incurred in developing Matang, (iii) failure to complete the acquisition of Matang in accordance with the business plan relating to the operation of the PRC Properties, or (iv) a material deviation from the business plan relating to the operation of the PRC Properties. Our indemnification, if any, would be satisfied by the transfer of a number of our B Shares, having a fair market value equal to the indemnified amount as determined under the LM Shareholders’ Agreement. The LM Shareholders’ Agreement further provides for transfer restrictions agreed between the parties, including rights of first refusal, drag along and tag along rights.

In conjunction with the joint venture and under the guidance of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“FAS 160”), we deconsolidated CGMR (BVI) and recorded our retained interest at fair value, estimated to be $387,500. As part of the deconsolidation process, an intercompany note receivable of $4.8 million is no longer eliminated in the consolidated financial statements. Therefore, the $4.8 million unrecognized gain mentioned above is, in effect, realized due to CGMR (BVI) no longer being controlled by the Company. However, due to the distribution ordering rules contained in the aforementioned LM Shareholders’ Agreement, collectability of the $4.8 million note receivable cannot be reasonably assured and will be allowed for as a doubtful account until collection can be reasonably assured. When the fair value of the retained interest ($387,500) is compared to the historical carrying value (negative $1,073,578), the deconsolidation results in a gain of $1,461,078.  The note receivable will continue to be carried on the Company’s books at $0, until collectability of the amount can be more reasonably assured.

The Company has a 50% equity interest, equal voting rights and an equal representation on the board.  Therefore, the Company can exercise significant influence over the operations and financial policies of the joint venture but does not exercise control.  Accordingly, the investment is accounted for under the equity method of accounting.  However, because of the aforementioned preferential distribution allocation of 99% to 1%, the Company will continue to record only their 1% proportionate share of income and losses until the preferential distribution to LM is entirely made.

Due to administrative delays, the PRC operations did not change over to joint venture control until mid April 2009. Therefore, the Company is reporting income and loss from their equity investment from April 2009 to June 30, 2009.  The following CGMR (BVI) condensed financial information for the period ended June 30, 2009 reflects the entire operations of the joint venture of which, LM and the Company equally have a 50% interest:

Revenues, net	$5,594,041

Operating costs, net	3,951,609
General and administrative	426,509
Depreciation and amortization	1,121,164
Operating income	94,759

Interest expense	114,579
Net loss before tax	(19,820)

Taxation	34,640
Net loss after tax	$(54,460)

Due to the disproportionate distributions stipulated in the joint venture agreement, our proportional 1% interest of the net loss is $544 and is recorded in the Statement of Operations under the caption “Loss from equity investments in partially-owned affiliates”. We anticipate that future refinements to this presentation are possible when the Company has more time to address the complex accounting issues with this transaction and the joint venture is audited at December 31, 2009.  However, the Company believes that their portion of the loss is materially accurate at June 30, 2009.

Summary

The following table summarizes our investments in partially-owned equity affiliates:

December 31, 2007	$—
Advance to Kwagga	60,000
Losses recorded during 2008 from Kwagga	(18,012)
Balance at December 31, 2008	41,988
Deconsolidation of CGMR (BVI) & HK	387,500
Losses recorded during 2009 from equity affiliates	(1,764)
Balance at June 30, 2009	$427,724

NOTE 11 – CONVERTIBLE NOTES PAYABLE

Platinum Senior Secured Convertible Promissory Note

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC, a Delaware limited liability company (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 (the “Platinum Note”).  The Platinum Note’s maturity date was February 11, 2009.  The Platinum Note continues to accrue interest at a rate of 10% per annum, with such interest payable on a quarterly basis. In June 2009, Platinum sold its Platinum Note, along with its $110,000 10% Senior Secured Promissory Note (a short-term note payable, see Note 12) to China Gold, LLC.

China Gold, LLC (or its holder) has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share.  The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price.  At any time after August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), China Gold, LLC shall have the option to: (i) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest (“Option 1”) or (ii) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand (“Option 2”). The number of shares issuable under the Platinum Note is limited to 4.99% of the current aggregate common stock outstanding (approximately 7.5 million shares at June 30, 2009).

Effective with the private sale of Platinum’s notes to China Gold, LLC in June 2009, China Gold, LLC holds a security interest in all of our assets.  The security interest includes our equity interest in Gregory Gold Producers, Inc, Hunter Bates Mining Corporation and our 35% equity ownership in Kwagga Barbados. We also delivered to Platinum a guaranty of Gregory Gold Producers and Hunter Bates Mining Corporation.

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

During the six months ended June 30, 2009, we received notices to convert $348,197 of the principal balance of the Platinum Note into 7,072,172 shares of our common stock as follows:

Date of Conversion	Principal Amount	Conversion Price (1)	Shares Issued	Beneficial Conversion Charge (2)
January 16, 2009	$50,000	$0.047345	1,056,077	$155,660
February 26, 2009	$25,000	$0.073000	342,465	$40,715
March 9, 2009	$25,000	$0.067830	368,568	$45,936
March 16, 2009	$65,000	$0.063325	1,026,450	$133,068
April 20, 2009	$178,197	$0.042500	4,192,872	$640,578
June 9, 2009	$1,000	$0.058000	17,241	$2,337
June 12, 2009	$4,000	$0.058395	68,499	$9,255
	$348,197		7,072,172	$1,027,549

(1)	The conversion price was calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(2)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of June 30, 2009, the outstanding principal balance is $512,391 with accrued interest of $10,168. All discounts to the debt for the issuance of warrants and initial beneficial conversion feature have been fully amortized to interest expense.

London Mining Plc

On August 22, 2008, we entered into a financing arrangement with London Mining, pursuant to which we issued to London Mining a Convertible Promissory Note in the principal amount of $1,000,000 (the “LM Note”).  The LM Note is convertible at the option of LM at any time into shares of our common stock at an original conversion price of $0.20 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock). Our obligations under the LM Note are unsecured and the LM Note accrues interest at a rate of 8% per annum. There was no beneficial conversion charge as the Company’s stock value on the commitment date was $0.17. On August 27, 2008, we received an initial $500,000 advance, on September 19, 2008 we received an additional $300,000 advance and on October 27, 2008, we received the final $200,000 advance. As of June 30, 2009, the outstanding principal balance is $1,000,000 with accrued interest of $63,101.

Effective March 17, 2009, upon the consummation of the acquisition of the PRC Properties, we executed an amendment to the LM Note described above, whereby the maturity date was fixed at August 22, 2009 and the conversion price was reduced to $0.10 per share.  There was no beneficial conversion charge as our common stock fair market value on the commitment date was $0.08.

Cabo Debenture

On April 28, 2009, we entered into a convertible debenture with Cabo Drilling (America) Inc., a Washington corporation formerly known as Advanced Drilling, Inc (“Cabo”), pursuant to which we issued to Cabo a 12% Convertible Debenture dated April 27, 2009 (the “Debenture”), in the principal amount of $511,590. The Debenture has a maturity date of April 27, 2012, with scheduled payments of $150,000 due each anniversary with a final payment due of the remaining balance on the third anniversary.  The Debenture is convertible at the option of the holder at any time into shares of our common stock at a conversion price of $0.20 per share, subject to standard anti-dilutive adjustments.  There was no beneficial conversion charge as our common stock fair market value on the commitment date was $0.06. We issued the Debenture to Cabo in satisfaction of an outstanding payable to Cabo for drilling services performed relating to the Bates-Hunter property.

We have guaranteed our obligations under the Debenture, and further entered into that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing (the “Cabo Deed of Trust”) to provide additional security for the obligations under the Debenture.

As of June 30, 2009, the outstanding principal balance is $511,590 with accrued interest of $10,826.

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

The lender provided an extension on the March 31, 2008 maturity date until September 30, 2008 and as consideration for the extension, we issued a two-year warrant to purchase up to 200,000 shares of our common stock at $0.20 per share and recorded the Black-Scholes pricing model calculation of $20,000 as additional interest expense. On September 30, 2008, the lender again provided an additional extension on the maturity date until December 31, 2008 and as consideration for the extension, we agreed to make a one-time cash payment of $3,100. On March 6, 2009, the lender again provided an extension until March 31, 2009 and has verbally provided an additional extension. As of June 30, 2009, the outstanding principal balance is $110,000 with accrued interest of $17,810.

(2)
On February 26, 2009, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $100,000. The promissory note has a maturity date of February 26, 2010, and bears interest at a rate of 12.25% per annum.  Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into the number of shares of our common stock by the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share. As of June 30, 2009, the outstanding principal balance is $100,000 with accrued interest of $4,249.

Summary

The following table summarizes the convertible note balances:

Balance at December 31, 2008	$1,871,628
Add: gross proceeds received during 2009	100,000
Add: conversion of accrued expenses and additional interest charge	489,828
Less: conversion of principal to common stock	(348,197)
Less: value assigned to additional beneficial conversion feature of debt conversions	(1,027,549)
Add: amortization of original issue discount and beneficial conversion feature	1,091,604
Less: principal payments	—
Balance at June 30, 2009	$2,177,314

The total principal outstanding for all convertible notes payable at June 30, 2009 is $2,233,981.

NOTE 12 – SHORT-TERM NOTES PAYABLE

In June 2008, in consideration of an unsecured loan, we issued a promissory note in the principal amount of $50,000. The promissory note had an original maturity date of August 8, 2008 and bears interest at a rate of 2% per annum. As of June 30, 2009, there remains outstanding principal balance of $50,000 with accrued interest of $1,068.

In July 2008, we entered into a 90-day 10% Senior Secured Promissory Note with Platinum, in which we issued a promissory note in the principal amount of $110,000 with an original maturity date of October 8, 2008 and we received net proceeds of $100,000. As of June 30, 2009, there remains outstanding principal balance of $110,000 with accrued interest of $2,160.

In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk loaned the Company $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%.  Our chairman, Vance White, is an officer and director of Hawk. In consideration of the loan, we issued a five-year warrant to purchase up to 250,000 shares of our common stock (with an original exercise price of $0.125 per share). The proceeds of the loan were allocated based on the relative fair value of the principal amount and the warrant granted in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  The fair value allocated to the warrant was $16,842 based on the Black-Scholes pricing model and was fully amortized by February 2009. In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension we reduced the exercise price of the warrant from $0.125 per share to $0.0625 per share, which resulted in an additional warrant fair value of $650, which was recorded as additional interest expense. As of June 30, 2009, the outstanding principal balance is $60,000 with accrued interest of $3,886. See Note 17 – Subsequent Events for information regarding an additional extension to this loan.

In March 2009, we entered into an unsecured promissory note in the principal amount of $125,000, which bears interest of 10% per annum and had a maturity date of March 20, 2009. We repaid $100,000 of the principal on the maturity date. As of June 30, 2009, there remains outstanding principal balance of $25,000 with accrued interest of $1,199. We have been granted additional time from the lender to pay the remaining balance.

In May 2009, in consideration of an unsecured loan from Pacific Dawn Capital LLC, in which we issued a zero interest promissory note in the principal amount of $50,000 with a maturity date of July 29, 2009, we received net proceeds of $40,000.  We are amortizing the $10,000 original issue discount using the straight-line method, which approximates the interest method. Donald S. Stoica is a member of our Board of Directors and he is a principle in Pacific Dawn Capital LLC. As of June 30, 2009, the outstanding principal balance is $50,000.

In May 2009, we received $30,000 from a lender, which requires principal repayment in one year and does not accrue interest. Furthermore, should we be successful in obtaining exploration projects in the South American country of Chile and should any such projects produce any dividends, we will be required to split such dividend payments with the lender up to $270,000. As of June 30, 2009, the outstanding principal balance is $30,000.

In June 2009, we issued a promissory note to an individual in the principal amount of $50,000, with a maturity date of July 9, 2010, which accrues interest at 10 percent, for his efforts in assisting us with securing additional long-term financing with China Gold. The entire $50,000 has been recorded as a debt issuance cost and is being amortized over the life of the China Gold note. Our obligations under this note are secured by the terms of that certain Personal Guaranty of Stephen D. King, our Chief Executive Officer. As of June 30, 2009, the outstanding principal balance is $50,000 with accrued interest of $329.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2008	$212,140
Add: gross proceeds of 2009	255,000
Less: original issue discount	(35,000)
Less: value assigned to re-pricing of warrant	(3,553)
Add: amortization of original issue discount	43,080
Less: principal payments	(100,000)
Balance at June 30, 2009	$371,667

The total principal outstanding for all short-term notes payable at June 30, 2009 is $375,000.

NOTE 13 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expenses by relevant transaction:

	June 30,	December 31,
	2009	2008
China related transactions (1)	$267,949	$1,115,234
Bates-Hunter Mine	383,035	790,519
Hawk Uranium’s management services agreements (2)	200,000	200,000
FSC Project	120,187	96,804
Other expenses	230,356	230,101
	$1,201,527	$2,432,658

(1)	Decrease from December 31, 2008 to June 30, 2009 due primarily to deconsolidation of CGMR (BVI) – See Note 10.
(2)	See Note 17 – Subsequent Events for information regarding the satisfaction of this obligation.

NOTE 14 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note of Hunter Bates

On June 12, 2008, the Company and Hunter Bates Mining Corporation, a Minnesota corporation and a wholly owned subsidiary of the Company (“Hunter Bates”), completed the acquisition of the Bates-Hunter Mine project, located in Central City, Colorado, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of Cdn$6,750,000. The note required Hunter Bates to pay to Mr. Otten Cdn$250,000 on or before December 1, 2008, which was subsequently extended to January 30, 2009 and further extended to April 30, 2009 and further extended to July 31, 2009 under the terms of a June 1, 2009 standstill agreement.

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment becomes payable.  The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  The note balance reflects a discount (originally $580,534) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment of the Note is secured by a deed of trust relating to the all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten.  Hunter Bates is required to make principal repayments (each a “Production Revenue Payment”), which payment(s) shall equal:

1.	For all calendar quarters ending on or prior to December 31, 2012, 75% of the profit realized by Hunter Bates for the immediately preceding calendar quarter, and
2.	For calendar quarters ending after December 31, 2012, the greater of (a) 75% of the profit realized by Hunter Bates for the relevant calendar quarter and (b) Cdn$300,000.

Furthermore, if Hunter Bates has not been obligated to make a Production Revenue Payment by December 31, 2012, then beginning on April 1, 2013 and continuing on each payment date until Hunter Bates has become obligated to make a Production Revenue Payment, Hunter Bates shall make principal repayments in the amount of Cdn$550,000.  Upon Hunter Bates becoming obligated to make a Production Revenue Payment at anytime after April 1, 2013, Hunter Bates shall make Production Revenue Payments in accordance with #2 above.

On June 1, 2009, we entered into a standstill agreement (the “Standstill Agreement”), whereby the sellers of the Bates-Hunter Mine agreed not to pursue any enforcement actions with respect to our delay in making the April 30, 2009 Cdn$250,000 principal payment. Pursuant to the terms of the Standstill Agreement, we issued 500,000 shares of our unregistered common stock (fair market value of $0.08 per share on date of agreement with an aggregate value of $40,000) to Mr. Otten, we made an aggregate penalty payment of Cdn$25,000 (US $22,901), we brought current the property taxes due on the Bates-Hunter properties and we were required to make the Cdn$250,000 payment by July 31, 2009. The resulting $62,901 incurred during the second quarter was recorded as additional interest expense. We are in negotiations for a further extension for the July 31, 2009 payment. As of June 30, 2009, the outstanding principal balance in US Dollars is $5,670,170.

Second Amended and Restated Promissory Note with China Gold, LLC

On December 22, 2008, we entered into Amendment No. 3 to Convertible Notes Purchase Agreement (“Amendment No. 3”) with China Gold, LLC, a Kansas limited liability company (“China Gold”). Pursuant to Amendment No. 3, the parties consolidated that certain Secured Promissory Note dated October 28, 2008 in the principal amount of $441,000 and that certain Amended and Restated Promissory Note dated November 10, 2008 in the principal amount of $9.8 million into a Second Amended and Restated Promissory Note in the aggregate principal amount of $10,421,107 (the “Consolidated Note”), which reflected the outstanding principal and accrued interest under the existing notes. This refinancing was accounted for as an extinguishment of debt, which resulted in a discount to the Consolidated Note of $1,894,948 in December 2008.  The discount is being amortized over the life of the Consolidated Note through February 15, 2010, using the effective interest method.

Pursuant to the Consolidated Note, we received an extension on the maturity dates relating to the prior notes from December 31, 2008 to February 15, 2010. The Consolidated Note accrues interest at a rate of 12.25% per annum with the principal and interest due on demand at any time on or after February 15, 2010.

On March 17, 2009 and contemporaneously with the closing of the joint venture with London Mining, we: (i) made a prepayment to China Gold under the Consolidated Note in the amount of $5.6 million, which included principal of $5,284,041 and accrued interest of $315,959 (China Gold returned $100,000 of the $5.6 million to us resulting in a net amount of $5,184,041 being applied to the outstanding principal balance) and (ii) reduced the exercise price of two warrants to purchase up to an aggregate of 40,082,000 shares of our common stock issued to China Gold to $0.075 per share (from $0.15 and $0.11 under the respective warrants), which resulted in an additional fair value of $86,200 recorded as a discount to the remaining debt, which is being amortized over the remaining term of the debt to interest expense.

In June 2009, we received an additional $100,000 from China Gold under the terms of the existing Consolidate Note.

The entire Consolidated Note outstanding principal balance as of June 30, 2009 is $5,337,066 with accrued interest of $186,698.

Promissory Note with London Mining Plc

Pursuant to the LM Subscription Agreement, London Mining made a loan to us in the aggregate amount of $5.75 million (the “WB Loan Agreement”).  The WB Loan Agreement provides for interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%), and the obligation matures on the earlier of January 31, 2014 or upon termination of the LM Shareholders’ Agreement. We used the proceeds of the loan to make: (i) a $5.6 million payment towards our obligation under the China Gold Consolidated Note (as described above) and (ii) reductions in our accounts payable. As of June 30, 2009, the note has accrued interest of $87,322 with an interest rate of 5.25%.

Summary

The following table summarizes the long-term notes payable balances:

Balance at December 31, 2008	$13,697,379
Add: gross proceeds received during 2009	5,950,000
Less: discount value assigned to re-pricing of warrants	(86,200)
Less: unrealized foreign currency loss from the Otten limited recourse note	347,321
Add: amortization of original issue discount	210,639
Add: amortization of discount related to the debt extinguishment in 2008	745,346
Less: principal payments	(5,284,041)
Balance	15,580,444
Less: current portion	(4,377,386)
Balance at June 30, 2009	$11,203,058

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2009 – Remaining	$217,112
2010	5,337,066
2011	—
2012	5,750,000
2013	—
Thereafter	5,453,058
Total	$16,757,236

NOTE 15 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2009, we received notices to convert $348,197 of the principal balance of the Platinum Note into 7,072,172 shares of our unregistered common stock.

On June 1, 2009, pursuant to that certain Standstill Agreement with the sellers of the Bates-Hunter Mine, we issued 500,000 shares of our unregistered common stock to Mr. Otten, as partial compensation for an agreement not to pursue any enforcement actions with respect to our delay in making a Cdn$250,000 principal payment. The fair value of our common stock was $0.08 per share on June 1, 2009 for a total compensation of $40,000.

Stock Option Grants

The Company has five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan.  Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, the Company has two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above. As of June 30, 2009, an aggregate of 21,250,000 shares of our common stock may be granted under our plans and non-plans as determined by the board of directors, of which 1,664,000 are available for future issuances.

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

No option grants were issued during the six months ended June 30, 2009. We granted options to purchase up to 3,000,000 shares of our common stock during the six months ended June 30, 2008.  For options granted in prior periods, we recorded $847,890 and $1,217,267 for stock compensation expense for the six months ended June 30, 2009 and 2008, respectively. This expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had no material impact on the loss per share for the periods reported. As of June 30, 2009, approximately $1,679,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately three years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2008	16,643,500	$0.47

Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding – June 30, 2009	16,643,500	$0.47

Options exercisable - June 30, 2009	10,710,167	$0.49

Weighted average fair value of options granted
during the six months ended June 30, 2009		$—
Weighted average fair value of options granted
during the six months ended June 30, 2008		$0.20

The following tables summarize information about stock options outstanding at June 30, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,025,000	7.4 years	$0.23	$--
$0.31 to $0.43	4,850,000	6.2 years	$0.38	$--
$0.56 to $1.02	4,706,000	4.5 years	$0.87	$--
$2.75 to $3.00	62,500	1.7 years	$2.84	$--
$0.15 to $3.00	16,643,500	6.2 years	$0.47	$--

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	3,991,667	7.6 years	$0.23	$--
$0.31 to $0.43	2,950,000	6.1 years	$0.38	$--
$0.56 to $1.02	3,706,000	3.5 years	$0.83	$--
$2.75 to $3.00	62,500	1.7 years	$2.84	$--
$0.15 to $3.00	10,710,167	5.6 years	$0.49	$--

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2009. No options were exercised during the six month period ended June 30, 2009 and 2008.

Stock Purchase Warrants

For warrants issued to non-employees in exchange for services, we value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2008	61,751,174	$0.21	$0.01 – $1.50

Granted	50,000	0.20	0.20
Cancelled or expired	(478,571)	0.74	0.40 – 1.50
Exercised	--	--	--
Outstanding at June 30, 2009	61,322,603	$0.15	$0.01 – $0.50

Warrants exercisable at June 30, 2009	61,322,603	$0.15	$0.01 – $0.50

NOTE 16 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of the activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. This FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value. With the adoption of this FSP at June 30, 2009, it did not have a material impact on our financial position, results of operations, or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to be also required for interim period reporting. In addition, this FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. With the adoption of this FSP at June 30, 2009, it did not have a material impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. With the adoption of this FSP at June 30, 2009, it did not have a material impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards Statement No. 168, “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), which establishes the Codification as the single source of authoritative US GAAP. This statement is effective for interim and annual statements issued after September 15, 2009 and will change the way we reference accounting standards in future disclosures.

NOTE 17 – SUBSEQUENT EVENTS

Effective July 3, 2009, the Company and Hawk Uranium Inc (“Hawk”) entered into a Letter Agreement relating to the payment by the Company of certain management services fees owed to Hawk and the extension of a promissory note issued by the Company in favor of Hawk.  H. Vance White is an officer and director of Hawk and served as our Chairman of our Board of Directors until June 10, 2009.  Pursuant to the Letter Agreement, we agreed to issue Hawk 3,218,878 unregistered shares of our common stock to satisfy in full an aggregate of $200,000 in management services fees that were payable to Hawk pursuant to the terms of certain management services agreements entered into with Hawk in August 2007 and January 2008. Furthermore to conditions of the Letter Agreement, the parties also agreed to extend until August 31, 2009 the maturity date of that certain promissory note dated November 12, 2008 in the principal amount of $60,000 in favor of Hawk.  The parties further agreed to amend the terms of the note to provide for certain accelerated payments on the note in the event the Company raises additional financing prior to the maturity date.  In consideration of the extension to the note, we issued to Hawk a five-year warrant to purchase up to 150,000 shares of common stock at an exercise price of $0.15 per share.

On July 9, 2009, we entered into three unsecured promissory notes in the aggregate principal amount of $250,000 with unaffiliated third parties and received net proceeds of $250,000. The notes mature in 60 days and bear simple interest at three percent (3%).

Effective July 10, 2009, H. Vance White served notice to the Company of his resignation from our Board of Directors.  There were no disagreements or disputes between Mr. White and the Company that led to his resignation.

Effective July 13, 2009, the Company appointed Dr. Clyde L. Smith to serve as a member of our Board of Directors.  Dr. Smith will continue to serve as the Company’s President. No compensatory arrangements were entered into with respect to his services as a director.

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

OVERVIEW

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of June 30, 2009, we own a past producing gold mine in Colorado (Bates-Hunter Mine), a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project), a 50% equity interest in China Global Mining Resources (BVI) Ltd, which is limited initially to a 1% distribution right, (which owns an iron ore mine and processing plant in the People’s Republic of China, the “PRC”) and certain rights in the Vianey Concession in Mexico. The following is a summary of our projects:

China Global Mining Resources

On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain LM Subscription Agreement, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time, a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. The Company will account for this joint venture on the equity method of accounting. If and when distributions become available, the Company will receive 1% while London Mining will receive 99%.  It took until April 2009 for CGMR (BVI) to complete all of the necessary change over processes in order to be in control  of operations at the PRC Properties. For the remainder of 2009, CGMR (BVI) plans to increase magnetite concentrate production capacity in the range of 450,000 tonnes per year. A comprehensive geological and engineering study of the deposits and operations will be conducted in an effort to provide improvements.

Bates-Hunter Mine

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

Kwagga Gold (Barbados)

We hold a 35 percent equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, a South Africa company (“Kwagga Pty”), holds mineral exploration rights in South Africa.  This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. In August 2005, we completed our last drillhole. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65 percent of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. We have submitted documentation to obtain the consent of South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”) to allow for the sale of the controlling interest in Kwagga Pty to a U.S. company, which is still under review. Other than maintenance of property and prospecting rights and our submission to the DME, no other exploration activities will be conducted until consent is issued by the DME and we have sufficient funds.

Vianey Mine Concession

On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”).  Based on our further due diligence on the Vianey Mine, we have determined that it is necessary to increase the size of the land package in order for this property to be a viable large scale exploration endeavor (we also have taken into consideration the spot price for silver metals as well). Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Journey remains the operator of the project and has other specific tasks to be performed. Until such time as we have determined what options are available for an increase in land rights and development, no funds will be expended at the Vianey until such time as we have obtained dedicated funding.

As of June 30, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants.  These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados; these rights may take the form of ownership interests in entities holding exploration rights.  Previously, our main focus was only in gold exploration projects, future projects will involve other minerals, such as our entry into the Chinese iron ore properties.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com.  Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2008.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2009 and 2008. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that allow us to report such results.

Operating Expenses

General and administrative expenses were $658,222 for the three months ended June 30, 2009 as compared to $2,245,547 for the same period in 2008.  Of the $658,222 recorded for 2009, $423,945 relates to non-cash charges for stock based compensation. Of the $2,245,547 expenses recorded in 2008, approximately $970,000 relates to stock based compensation expenses, $346,000 relates to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), and $465,000 relates to public relations services, consulting fees, shareowner services.  General and administrative expenses were $1,803,676 for the six months ended June 30, 2009 as compared to $3,474,409 for the same period in 2008.  Of the $1,803,676 expenses recorded in 2009, approximately $848,000 relates to stock based compensation expenses and approximately $331,000 relates to our efforts in China mining properties.  Of the $3,474,409 expenses recorded in 2008, approximately $1,217,000 relates to stock based compensation expenses, $715,000 relate to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), and $729,000 relates to public relations services, consulting fees, shareowner services. We anticipate that our operating expenses will increase during the year due to our continued plans for acquisition financing and due diligence on other exploration projects.

Exploration expenses were $51,377 for the three months ended June 30, 2009 as compared to $917,491 for the same period in 2008. Exploration expenses for 2009 relate to the Bates-Hunter Mine, other international projects we are investigating and direct costs related to our prior attempt to sell the 65 percent of the FSC Project to Communications DVR Inc (“DVR”), a Canadian capital pool company, which they terminated their intent in June 2009. Exploration expenses for 2008 relate primarily to the expenditures at the Bates-Hunter Mine and a $150,000 loss we recorded relating to the termination agreement of the Shanxi Hua Ze Nickel Smelting Co., a nickel mining operation located in the PRC.  Exploration expenses were $95,789 for the six months ended June 30, 2009 as compared to $1,482,525 for the same period in 2008. Exploration expenses for 2009 relate to the Bates-Hunter Mine, other international projects we are investigating and direct costs related to our prior attempt to sell the 65 percent of the FSC Project to DVR.  Exploration expenses for 2008 relate primarily to the expenditures at the Bates-Hunter Mine and a $150,000 loss we recorded relating to the termination agreement of the nickel mine. We anticipate the rate of exploration spending will continue to decrease during the year, unless we secure dedicated funding for a project.

Depreciation and amortization expenses were $26,431 for the three months ended June 30, 2009 as compared to $8,153 for the same period in 2008.  Depreciation and amortization expenses were $52,862 for the six months ended June 30, 2009 as compared to $12,280 for the same period in 2008. Prior to the acquisition of the Bates-Hunter Mine property in June 2008, we made normal purchases of various pieces of equipment necessary to operate and de-water the property. After the acquisition of the Bates-Hunter Mine, we allocated the purchase price to the land, buildings and additional equipment acquired. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.

We recorded $1,764 in losses for the six months ended June 30, 2009 related to an advance of funds to the FSC project and our recognition of loss attributable to CGMR (BVI). In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to us of $60,000 as AfriOre informed us that they would not be providing any additional funding and that it was our responsibility to maintain the permits and land claims of the FSC Project. We will recognize 100% of this $60,000 advance as an equity loss in an unconsolidated affiliate to coincide with the funds being dispersed by Kwagga Barbados, all of which relate to such permit and land claim maintenance.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense, gains from deconsolidation of our wholly owned subsidiaries and non-cash foreign currency adjustments. Interest income for the three months ended June 30, 2009 was $0 compared to $215 for the same period in 2008.  Interest income for the six months ended June 30, 2009 was $9 compared to $432 for the same period in 2008.  We expect that future interest income will be low during the next twelve months as our cash balances remain very low.

Interest expense for the three months ended June 30, 2009 was $1,514,189 compared to $498,840 for the same period in 2008. Interest expense for the six months ended June 30, 2009 was $2,827,262 compared to $1,373,120 for the same period in 2008.  Interest expense for 2009 includes approximately $580,000 in principal loan interest payments and accruals with the balance representing the amortization of original issue discount, the costs attributable to beneficial conversion features relating to the issuance of common stock and warrants and the extinguishment of the old debt and a re-issuance of new debt with China Gold, LLC. We expect interest expense to continue to increase during 2009, at amounts greater than previously recorded due to our continued need for cash.

On December 17, 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours, CGMR (BVI), to serve as the joint venture entity with London Mining.  On March 17, 2009, we entered into a subscription agreement and a shareholders’ agreement with London Mining, whereby they acquired a 50% equity interest in CGMR (BVI). London Mining paid an aggregate of $38.75 million for 100 A Shares. The shareholders’ agreement set forth certain preferences of their A Shares, including: (i) governance terms applicable to CGMR (BVI); (ii) the A Shares carry a preference with respect to return of capital and distributions; and (iii) board seats.  Since we do not exercise significant influence over the operations or financial policies and will initially receive only 1% of the distributions, pursuant to the guidance of FAS 160: Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, we recorded a gain in the deconsolidation of CGMR (BVI) for the three months ended March 31, 2009 of $1,461,078.  The gain is comprised primarily of $1,073,578 in unpaid accrued liabilities assumed by the joint venture.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to our dealings with the recourse promissory note, denominated in Canadian Dollars of Cdn$6,750,000.  We recorded a $478,217 loss for the three months ended June 30, 2009 as compared to $113,358 for the same period in 2008 calculated by the difference in exchange rates between the US Dollar and the Canadian Dollar. We recorded a $347,321 loss for the six months ended June 30, 2009 as compared to $113,358 for the same period in 2008. LM is entitled to receive 99% of the distributions of CGMR (BVI), while we will receive a 1% distribution. To determine our share of net income or loss for our investment in the CGMR (BVI) joint venture, we considered the substance over form and the underlying values required in the LM agreements.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $8,778,111 at June 30, 2009. Cash and cash equivalents were $24,244 at June 30, 2009, representing a decrease of $206,485 from the cash and cash equivalents of $230,729 at December 31, 2008.

Our cash reserves are basically depleted at June 30, 2009. We need to raise additional capital to pay for our basic operational needs, which is approximately $275,000 per month. If we are not able to raise additional working capital, we may have to cutback on operational expenditures or cease operations altogether.

For the six months ended June 30, 2009 and 2008, we had net cash used in operating activities of $1,012,348 and $2,299,078, respectively. During 2009, our primary capital requirement has been the funding of expenses related to our entrance into Chinese business opportunities, which we paid out approximately $284,000. During 2008 we paid out approximately $731,000 for Chinese opportunities.

For the six months ended June 30, 2009 and 2008, we had net cash used in investing activities of $0 and $92,785, respectively. In 2008, the Company outlaid $64,680 in acquisition costs for the Bates-Hunter Mine and $28,105 in equipment purchases.

For the six months ended June 30, 2009 and 2008, we had net cash provided by financing activities of $805,863 and $2,264,342, respectively. During 2009, we received cash proceeds of $6,220,000 from debt financing and repaid $5,384,041 of debt. During 2008, (i) through the sale of common stock (net of offering costs) and the exercise of warrants, we raised $1,323,743, (ii) we received cash proceeds of $1.23 million from debt financing and (iii) repaid $250,000 of debt.

The following table summarizes our debt as of June 30, 2009:

O/S Amount		Accrued Interest	Maturity Date	Type
$110,000		$2,160	December 8, 2008 (1)	Conventional
$50,000		$1,068	December 31, 2008 (1)	Conventional
$512,391		$10,168	February 11, 2009 (1)	Convertible (2)
$25,000		$1,199	March 20, 2009 (1)	Conventional
$110,000		$17,810	March 31, 2009 (1)	Convertible (3)
$50,000		(4)	July 29, 2009 (1)	Conventional
$1,000,000		$63,101	August 22, 2009	Convertible (5)
$60,000		$3,886	August 31, 2009	Conventional
$5,337,066		$186,698	February 15, 2010	Conventional
$100,000		$4,249	February 26, 2010	Convertible (6)
$50,000		$329	March 8, 2010	Conventional
$30,000		(7)	April 11, 2010	Conventional
$511,590		$10,826	April 27, 2012	Convertible (8)
$5,750,000		$87,322	January 31, 2014	Conventional
$5,670,170	(9)	(10)	December 31, 2015	Conventional

1.	Currently past due and being renegotiated; original terms apply in the default period.
2.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
3.	Convertible at $0.20 per share.
4.	Promissory note was issued with $10,000 OID and accrues no interest. Note was issued to Mr. Stoica, who current serves as a member of our board of directors.
5.	Convertible at $0.10 per share.
6.	Convertible at the greater of our common stocks current market trading price or $0.05 per share.
7.	Zero percent interest with preferential repayment from any Chilean projects.
8.	Convertible at $0.20 per share.
9.	Includes $217,112 of current portion (the equivalent of Cdn$250,000 at June 30, 2009) currently past due and being renegotiated; original terms apply in the default period.
10.	Interest does not begin accruing until January 1, 2010.

As part of the completion of the LM Subscription Agreement, the parties completed the issuance of a promissory note of CGMR (BVI) issued in favor of Wits Basin in the principal amount of $4.8 million (the “WB Note”), issued in consideration of our transfer to CGMR (BVI) of 100% of the equity of CGMR HK which was effected on December 23, 2008.  Due to this sale occurring between two commonly controlled entities, no gain was recorded by the Company, see – Note 10. The WB Note does not bear interest, and has a maturity date of December 31, 2014.  Pursuant to the WB Note, CGMR (BVI) is not required to make payments until 2011, and annual payments thereafter are based on a percentage of the outstanding principal under the WB Note. All payments of the WB Note prior to maturity will be subject to the available profits of CGMR (BVI). Any payments under the WB Note are required to be used to make payments toward any outstanding note obligations of ours in favor of China Gold.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months.  As of the date of this Report, we have estimated our cash needs over the next twelve months to be approximately $11,500,000 (which includes approximately $8,300,000 for repayment of debt, assuming some or all of such notes that are not converted into equity prior to maturity.  Additionally, should any projects or mergers be completed during 2009, additional funds will be required.  We will continue our attempt to raise additional capital.  Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all.  In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Off Balance Sheet Arrangements

During the six months ended June 30, 2009, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2009, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report on Form 10-Q while continuing to seek the expertise it needs to remediate the material weaknesses at an appropriate cost benefit basis.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 14, 2009, we were served with a complaint in the action Advanced Drilling, Inc. v. Wits Basin Precious Minerals Inc., Hunter Bates Mining Corporation, Hunter Gold Mining, Inc., George E. Otten, Mammoth Hill LLC and Platinum Long Term Growth V, LLC, filed in the District Court, County of Gilpin, Colorado.  The complaint alleges claims of breach of contract, unjust enrichment and mechanic's lien foreclosure.  Advanced Drilling sought, among other unspecified damages, payment of approximately $409,000 (which was recorded in Other Accrued Expenses as of March 31, 2009) to which it believed it was entitled pursuant to a contract with the Company for services and materials used in mining exploration completed in Gilpin County, Colorado, and further sought to foreclose on the property upon which the services and work were provided if the suit is successful.  On April 28, 2009, in settlement of the legal action, the Company and Advanced Drilling entered into a convertible debenture in the principal amount of $511,590, the Company's obligations under which are secured by the Company's wholly owned subsidiary, Hunter Bates Mining Corporation, pursuant to a Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing in favor of Advanced Drilling.  Pursuant to the terms of the convertible debenture, Advanced Drilling has agreed to withdraw and dismiss with prejudice its legal action upon completion of the filing of the Deed of Trust with Gilpin County, Colorado, which the parties anticipate being completed promptly.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, we received notices to convert $348,197 of the principal balance of the Platinum Note into 7,072,172 shares of our unregistered common stock. The transaction was completed pursuant to a private placement exempt from registration under Section 3(9) of the Securities Act of 1933, as amended.

On June 1, 2009, pursuant to that certain Standstill Agreement with the sellers of the Bates-Hunter Mine, we issued 500,000 shares of our unregistered common stock to Mr. Otten, as partial compensation for an agreement not to pursue any enforcement actions with respect to our delay in making a Cdn$250,000 principal payment. For this transaction, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act based upon (i) the fact that the recipient has knowledge and experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act and appropriate restrictive legends have been included on the certificates representing the securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
10.1
Convertible Debenture between Cabo Drilling (America) Inc. and the Company and Hunter Bates Mining Corporation dated April 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2009).

10.2
Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing from Hunter Bates Mining Corporation to The Public Trustee of Gilpin County, Colorado for the benefit of Cabo Drilling (America) Inc. dated April 27, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 1, 2009).

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

WITS BASIN PRECIOUS MINERALS INC.

Date: August 19, 2009

	By:	/s/ Stephen D. King
Stephen D. King
Title
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer