Form 10-Q
period 2009-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2009-11-23
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☐ No ☒

As of November 20, 2009, there were 171,127,710 shares of the registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2009

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of September 30, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Operations -
	For the three months and nine months ended
	September 30, 2009 and September 30, 2008	5

	Condensed Consolidated Statements of Cash Flows -
	For the nine months ended
	September 30, 2009 and September 30, 2008	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 4T.	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	37

	Signatures	38

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
Assets
Current assets:
Cash and equivalents	$70,247	$230,729
Prepaid expenses	10,587	89,813
Total current assets	80,834	320,542

Property, plant and equipment, net	1,967,929	2,047,222
Mineral properties and development costs	5,255,635	5,255,635
Other receivable	5,000,000	—
Advance payments on equity investments	—	5,000,000
Investments in partially-owned equity method affiliates	421,582	41,988
Debt issuance costs, net	117,841	7,514
Total Assets	$12,843,821	$12,672,901

Liabilities and Shareholders’ Deficit
Current liabilities:
Convertible note payable, current portion	$2,044,891	$1,871,628
Short-term notes payable, net of original issue discount	375,000	212,140
Current portion of long-term notes payable	4,939,491	204,248
Accounts payable	429,707	252,215
Accrued interest	702,704	121,617
Other accrued expenses	1,147,556	2,432,658
Total current liabilities	9,639,349	5,094,506

Long-term liabilities:
Convertible note payable, long-term portion	309,923	—
Long-term notes payable, net of discount	11,712,264	13,493,131
Total liabilities	21,661,536	18,587,637

Commitments and contingencies

Shareholders’ deficit:
Common stock, $.01 par value, 300,000,000 shares authorized:
156,287,374 and 142,180,749 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	1,562,874	1,421,807
Additional paid-in capital	66,081,238	59,910,010
Warrants outstanding	5,374,455	7,961,908
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage,
subsequent to April 30, 2003	(59,385,494)	(52,276,001)
Total Wits Basin shareholders’ deficit	(9,299,387)	(5,914,736)
Non-controlling interest	481,672	—
Total shareholders’ deficit	(8,817,715)	(5,914,736)
Total Liabilities and Shareholders’ Deficit	$12,843,821	$12,672,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations (unaudited)

					May 1, 2003
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Revenues	$—	$—	$—	$—	$—

Operating Expenses:
General and administrative	1,263,905	2,225,700	3,067,581	5,700,109	29,533,149
Exploration expenses	24,044	302,653	119,833	1,785,178	12,110,592
Depreciation and amortization	26,431	26,431	79,293	38,711	620,749
Merger transaction costs	291,169	—	291,169	—	1,529,788
Stock issued as penalty	—	—	—	—	2,152,128
Loss on impairment of Kwagga	—	—	—	—	2,100,000
Loss on sale of mining properties	—	—	—	—	571,758
Loss on disposal of assets	—	—	—	12,362	13,995
Loss from equity investments in partially-owned affiliates	6,142	—	7,906	—	25,918
Total operating expenses	1,611,691	2,554,784	3,565,782	7,536,360	48,658,077
Net operating loss	(1,611,691)	(2,554,784)	(3,565,782)	(7,536,360)	(48,658,077)

Other Income (Expense):
Other income (expense), net	—	168	9	600	104,286
Interest expense	(1,400,294)	(793,759)	(4,227,556)	(2,166,879)	(11,517,137)
Loss on debt extinguishment, net	—	—	—	—	(1,485,558)
Gain on deconsolidation of subsidiary, net	—	—	1,461,078	—	1,461,078
Foreign currency gains (losses)	(429,921)	109,392	(777,242)	(3,966)	444,840
Total other income (expense)	(1,830,215)	(684,199)	(3,543,711)	(2,170,245)	(10,992,491)
Loss from Operations before Income Taxes and Discontinued Operations	(3,441,906)	(3,238,983)	(7,109,493)	(9,706,605)	(59,650,568)
Income tax benefit (provision)	—	—	—	—	243,920
Loss from Continuing Operations	(3,441,906)	(3,238,983)	(7,109,493)	(9,706,605)	(59,406,648)

Discontinued Operations:
Gain from discontinued operations	—	—	—	—	21,154
Loss after Discontinued Operations	(3,441,906)	(3,238,983)	(7,109,493)	(9,706,605)	(59,385,494)
Net income (loss) attributable to non-controlling interest	—	—	—	—	—
Net Loss Attributable to Wits Basin	$(3,441,906)	$(3,238,983)	$(7,109,493)	$(9,706,605)	$(59,385,494)

Basic and Diluted Net Loss per Common Share Attributable to Wits Basin:
Continuing Operations	$(0.02)	(0.02)	$(0.05)	$(0.08)	$(0.72)
Discontinued Operations	—	—	—	—	—
Net Loss per Common Share Attributable to Wits Basin	$(0.02)	(0.02)	$(0.05)	$(0.08)	$(0.72)

Basic and Diluted Weighted Average Shares Outstanding	154,149,716	136,510,088	148,669,358	126,074,077	82,503,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,		May 1, 2003 (inception) to September 30,
	2009	2008	2009
OPERATING ACTIVITIES:
Net loss	$(7,109,493)	$(9,706,605)	$(59,385,494)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	79,293	38,711	620,749
Gain on disposal of miscellaneous assets	—	12,362	(51,585)
Loss from investments in partially-owned equity affiliates	7,906	—	25,918
Loss on sale of mining projects	—	—	571,758
Gain on deconsolidation of subsidiary, net	(1,461,078)	—	(1,461,078)
Loss (gain) on foreign currency	777,242	3,966	(444,840)
Issuance of common stock and warrants for exploration rights	—	185,282	5,885,372
Issuance of common stock and warrants for services	—	251,797	2,348,737
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	55,109	734,842	6,649,899
Amortization of debt issuance costs	44,768	60,664	296,480
Amortization of original issue discount & beneficial conversion feature	3,104,805	1,160,412	7,184,165
Compensation expense related to stock options and warrants	1,271,834	1,641,211	4,764,814
Loss on debt extinguishment	—	—	1,485,558
Issuance of common stock and warrants for interest expense	40,000	61,885	1,213,420
Loss on impairment of Kwagga	—	—	2,100,000
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Non-cash loss on nickel property (exploration)	—	150,000	150,000
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	18,017
Prepaid expenses	24,117	(9,726)	(209,362)
Accounts payable	177,492	8,034	359,426
Accrued expenses	1,148,090	2,251,473	3,768,847
Net cash used in operating activities	(1,839,915)	(3,155,692)	(21,703,725)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(28,105)	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	—	(64,680)	(364,680)
Advance to partially-owned equity affiliate	—	—	(60,000)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Refunds and (advance payments) on equity investments	—	—	(5,150,000)
Net cash used in investing activities	—	(92,785)	(7,652,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows, continued
(unaudited)

	Nine Months Ended September 30,		May 1, 2003 (inception) to September 30, 2009
	2009	2008

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(5,382,144)	(250,000)	(8,696,789)
Checks written in excess of book funds	—	—	—
Cash proceeds from issuance of common stock, net of offering costs	—	1,225,243	7,694,049
Cash proceeds from exercise of stock options	—	—	199,900
Cash proceeds from exercise of warrants	—	198,500	6,724,547
Cash proceeds from short-term debt and convertible notes payable	760,000	2,275,000	16,115,000
Cash proceeds from long-term debt	6,100,000	—	6,750,000
Capital contributed by non-controlling interest	231,672	—	231,672
Debt issuance costs	(30,095)	(67,474)	(289,321)
Net cash provided by financing activities	1,679,433	3,381,269	28,729,058

INCREASE (DECREASE) IN CASH EQUIVALENTS	(160,482)	132,792	(626,793)
CASH EQUIVALENTS, beginning of period	230,729	130,481	697,040
CASH EQUIVALENTS, end of period	$70,247	$263,273	$70,247

Supplemental cash flow information:
Cash paid for interest	$338,816	$3,562	$1,864,820
Cash paid for income taxes	$—	$—	$—
Issuance of common stock, warrants and options for prepaid consulting fees	$—	$839,600	$6,447,065
Issuance of common stock in lieu of cash for debt, interest and accrued expenses	$—	$—	$155,962
Accrued interest added to debt principal	$80,215	$—	$260,322
Conversion of debt principal and accrued interest to common stock	$495,094	$—	$690,847
Accounts payable converted to long-term debt	$409,613	$—	$409,613
Issuance of debt for financing costs	$75,000	$—	$125,000
Debt paid through issuance of subsidiary stock	$250,000	$—	$250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of September 30, 2009, we hold (i) an equity interest of approximately 94% of Princeton Acquisitions, Inc., which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns an iron ore mine and processing plant in the People’s Republic of China, (the “PRC”), (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project) and (iv) certain rights in the Vianey Concession in Mexico. The following is a summary of these projects:

•
On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado (the “Bates-Hunter Mine”), to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Princeton Acquisitions, Inc. a Colorado public shell corporation (“Princeton”) consummated a share exchange with Hunter Bates and all of the shareholders of Hunter Bates, whereby the holders of Hunter Bates capital securities exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Princeton (the “Share Exchange”) to complete the reverse acquisition. Accordingly, the Share Exchange represented a change in control (reverse acquisition) and Hunter Bates became a wholly owned subsidiary of Princeton. Immediately prior to the completion of the Share Exchange, we purchased 1,383,544 shares of Princeton common stock from certain shareholders of Princeton. As a result of the Share Exchange and the stock purchase, we hold an aggregate of 19,883,544 shares of Princeton common stock (or approximately 94% of the issued and outstanding shares of common stock) and Princeton became a majority owned subsidiary of ours via this reverse acquisition with Princeton. Hunter Bates is now operating as a public company of which Wits Basin currently owns approximately 94% of the outstanding common stock. See Note 15 – Shareholders’ Equity for details of the Share Exchange and the stock purchase.

•
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement, dated March 17, 2009 by and between London Mining and the Company, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. It took until April 2009 for CGMR (BVI) to complete all of the necessary change over processes in order to begin operations at the PRC Properties. A drilling campaign to confirm the historic data is currently being planned and is expected to commence towards the end of 2009 with the aim of producing a resource statement to Australasian Joint Ore Reserves Committee standards (“JORC”) in 2010. CGMR (BVI) has entered a Memorandum of Understanding (“MOU”) to acquire the other operators on the expanded license, and is progressing on its due diligence. These acquisitions will provide an additional 0.3Mtpa of concentrate production capacity and allow CGMR (BVI) to begin planning for an enlarged operation. See Note 10 – Investments in Partially-Owned Equity Method Affiliates, China Gold Mining Resources (BVI) Limited for details on the transaction with London Mining.

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

•
On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”), and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”).  Based on our further due diligence on the Vianey Mine, we have determined that it is necessary to increase the size of the land package in order for this property to be a viable large scale exploration endeavor (we also have taken into consideration the spot price for silver metals as well). Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Journey remains the operator of the project and has other specific tasks to be performed. Until such time as we have determined what options are available for an increase in land rights and development, no funds will be expended at the Vianey until such time as we have obtained dedicated funding.

As of September 30, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Quarterly Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

All dollar amounts expressed in this Quarterly Report are in US Dollars (“$”), unless specifically noted, as certain transactions are denominated in the Canadian Dollar (“Cdn$”).

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. At September 30, 2009 and December 31, 2008, we did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs.

Non-Controlling Interests in Consolidated Financial Statements

On January 1, 2009, the Company adopted guidance provided by the Financial Accounting Standards Board with regards to accounting for the non-controlling interest of a subsidiary. Such guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. In addition, the guidance includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest at September 30, 2009. There have been no material affects to the Company’s financial statements due to the adoption of this guidance.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed April 15, 2009.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year as a whole.

NOTE 4 – EARNINGS (LOSS) PER COMMON SHARE

Basic net loss per common share attributable to Wits Basin shareholders’ is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the periods presented. Diluted net loss per common share is determined using the weighted average number of common shares outstanding during the periods presented, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of options, warrants and conversion of convertible debt. In periods where losses are reported, the weighted average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(3,441,906)	$(3,238,983)	$(7,109,493)	$(9,706,605)
Weighted average of common shares outstanding	154,149,716	136,510,088	148,669,358	126,074,077

Basic net earnings (loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.08)

Diluted earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(3,441,906)	$(3,238,983)	$(7,109,493)	$(9,706,605)
Basic weighted average common shares outstanding	154,149,716	136,510,088	148,669,358	126,074,077
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	154,149,716	136,510,088	148,669,358	126,074,077

Diluted net earnings (loss) per share	$(0.02)	$(0.02)	$(0.05)	$(0.08)

(1)
As of September 30, 2009, we had (i) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 53,746,403 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 39,943,824 shares of common stock issuable under outstanding convertible debt agreements. Additionally, we have 7,500,000 shares held in escrow related to a termination agreement (see Note 11 – Convertible Notes Payable regarding a transaction with Burnham Securities and Broadband Capital Management). These 110,333,727 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

(2)
As of September 30, 2008, we had (1) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (2) 24,357,974 shares of common stock issuable upon the exercise of outstanding warrants and (3) reserved an aggregate of 62,403,229 shares of common stock issuable under outstanding convertible debt agreements.  These 103,404,703 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented. Additionally, we had reserved approximately 50 million shares that could be issued upon satisfactory performance of a consultant (for services that would have been performed after September 30, 2008) and the potential consummation of various mining project acquisitions, subject to the satisfaction of certain conditions under the respective agreements.

NOTE 5 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the nine months ended September 30, 2009, we incurred losses from continuing operations of $7,109,493. At September 30, 2009, we had an accumulated deficit of $82,317,954 and a working capital deficit of $9,558,515. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements.  We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

	September 30,	December 31,
	2009	2008
Prepaid consulting fees	$—	$55,109
Other prepaid expenses	10,587	34,704
	$10,587	$89,813

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

	September 30,	December 31,
	2009	2008
Land	$610,423	$610,423
Buildings	1,330,902	1,330,902
Equipment	199,694	199,694
Less accumulated depreciation	(173,090)	(93,797)
	$1,967,929	$2,047,222

All property, plant and equipment is held by Princeton and its two wholly owned subsidiaries: Hunter Bates and Gregory Gold. Princeton is a majority owned subsidiary of the Company.

NOTE 8 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

The purchase of the Bates-Hunter Mine property in June 2008 by Hunter Bates included certain mining claims and permits. The initial allocation of the purchase price to these mining claims and permits acquired in the transaction is still preliminary and future refinements are likely to be made based on the completion of final valuation studies.  Since the purchase, no mining operations are being conducted due to the lack of funding and therefore, no amortization expense has been recorded nor has it been determined that impairment has occurred for the period ended September 30, 2009. Components of mineral properties and development costs are as follows:

Bates-Hunter Mine	September 30, 2009	December 31, 2008
Mining claims (1)	$5,252,292	$5,252,292
Mining permits (2)	3,343	3,343
	$5,255,635	$5,255,635

(1)	Acquired were some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	Additionally, various mining, special use, water discharge, stormwater and drilling permits were acquired, all of which require renewal at various times.

All mineral properties and development costs are held by Princeton and its two wholly owned subsidiaries: Hunter Bates and Gregory Gold. Princeton is a majority owned subsidiary of the Company.

NOTE 9 – OTHER RECEIVABLE AND ADVANCE PAYMENTS ON EQUITY INVESTMENTS

During 2007, we made a direct $5 million investment through one of our wholly owned subsidiaries to the sellers of the iron ore PRC Properties, which secured our right to purchase these assets and provided the sellers with working capital. The original agreement, that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007, went through a series of amendments and assignments. On March 17, 2009, we entered into a joint venture with London Mining, whereby the joint venture acquired the PRC Properties from the sellers. The joint venture vehicle was our previously wholly owned subsidiary of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation (“CGMR (BVI)”).

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

NOTE 10 – INVESTMENTS IN PARTIALLY-OWNED EQUITY METHOD AFFILIATES

Kwagga Gold (Barbados) Limited

We hold a 35% interest in Kwagga Barbados which is accounted for under the equity method. Kwagga Gold (Proprietary) Limited, a wholly owned subsidiary of Kwagga Barbados, holds the mineral exploration rights in the FSC Project. Through December 31, 2007, our previous investment of $2,100,000 was impaired to $0.

In an effort to maintain the permits and land claims of the FSC Project, we entered into a bridge financing arrangement with Hawk Uranium, Inc. (“Hawk”) in 2008, whereby Hawk made a loan to us of $60,000, which was then advanced to Kwagga Barbados. AfriOre, the majority owner (65%) of Kwagga Barbados, has decided not to commit any further resources to this project at this time.  Under current accounting guidance, we will recognize 100% of this $60,000 advance as a loss from investments in partially-owned affiliates to coincide with the funds being dispersed by Kwagga Barbados over time. Since the losses relate to exploration activities, an integral part of our operations, the losses are shown in operations under the caption, “Loss from equity investments in partially-owned affiliates.”

Other than maintenance of property and prospecting rights and our submission to the DME, no other exploration activities will be conducted until consent is issued by the DME. For the nine months ended, September 30, 2009 and 2008, the Company recognized a loss of $1,220 and $0, respectively.

China Global Mining Resources (BVI) Limited

On December 17, 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours under the name of China Global Mining Resources (BVI) Limited (“CGMR (BVI)”) to serve as the joint venture entity with London Mining. On December 23, 2008, we sold our 100% equity ownership of China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”) to CGMR (BVI) for $4.8 million, whereby CGMR HK became a wholly owned subsidiary of CGMR (BVI). CGMR HK was assigned all of our rights to acquire the PRC Properties. Due to this sale occurring between two commonly controlled entities, no gain ($4.8 million) was recorded by the Company. We still owned 100% of both CGMR’s as of December 31, 2008.

On March 17, 2009, we entered into an amended and restated subscription agreement with London Mining (the “LM Subscription Agreement”), whereby they acquired a 50% equity interest in CGMR (BVI) by paying an aggregate of $38.75 million for 100 A Shares. We hold the remaining 50% equity interest in CGMR (BVI) in the form of 100 ordinary B Shares. All shares have equal voting rights and the board of directors was split equally between the two equity owners as well. Contemporaneously, CGMR (BVI) (through CGMR HK) completed the acquisition of the PRC Properties. Pursuant to the LM Subscription Agreement, we entered into a shareholders’ agreement with London Mining the “LM Shareholders’ Agreement”) setting forth certain preferences of the A Shares and governance terms applicable to CGMR (BVI).  The A Shares carry a preference with respect to return of capital and distributions until such time as an aggregate of $44.5 million (which includes the subscription amount of $38.75 million and $5.75 million in the form of a loan made to us) is returned or distributed to the holders of the A Shares (the “Repayment”). The A Shares preference entitles them to 99% of the distributions of CGMR (BVI) until Repayment, while the B Shares that we hold will receive a 1% distribution until such time London Mining’s investment is returned. After Repayment, London Mining will be entitled to 60% of the distributions and the Company 40% until the PRC Properties achieve an annual production output of 850,000 tons of iron ore. Upon achievement of such production, the respective holders of the A Shares and the B Shares, each as a class, will be entitled to 50% of the distributions. Additionally, London Mining is entitled under the LM Shareholders’ Agreement to a management fee in the amount of $5.5 million for the first year following the acquisition, and $4.5 million annually thereafter until Repayment.  In the event Repayment occurs within three years, we may be entitled to receive a portion of the aggregate management fee paid to London Mining.  Under the LM Shareholders’ Agreement, we will be required to indemnify London Mining in the event certain events occur prior to Repayment, including (i) certain payments made under the consulting agreement with Mr. Lu (the seller of the PRC Properties) that are to be deferred, (ii) failure to complete the acquisition of the Matang iron ore deposit located in the Anhui Province of the PRC, (iii) payments incurred in developing Matang in accordance with the business plan relating to the operation of the PRC Properties, or (iv) a material deviation from the business plan relating to the operation of the PRC Properties. Our indemnification, if any, would be satisfied by the transfer of a number of our B Shares, having a fair market value equal to the indemnified amount as determined under the LM Shareholders’ Agreement. The LM Shareholders’ Agreement further provides for transfer restrictions agreed between the parties, including rights of first refusal, drag along and tag along rights.

In conjunction with the joint venture agreement, we deconsolidated CGMR (BVI) and recorded our retained interest at fair value, estimated to be $387,500 as of March 17, 2009. As part of the deconsolidation process, an intercompany note receivable of $4.8 million is no longer eliminated in the consolidated financial statements. Therefore, the $4.8 million unrecognized gain mentioned above is, in effect, realized due to CGMR (BVI) no longer being controlled by the Company. However, due to the distribution ordering rules contained in the aforementioned LM Shareholders’ Agreement, collectability of the $4.8 million note receivable cannot be reasonably assured and will be allowed for as a doubtful account until collection can be reasonably assured. When the fair value of the retained interest ($387,500) is compared to the historical carrying value (negative $1,073,578), the deconsolidation results in a gain of $1,461,078. The note receivable will continue to be carried on the Company’s books at $0, until collectability of the amount can be more reasonably assured.

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

Due to administrative delays, the PRC operations did not change over to joint venture control until mid April 2009. Therefore, the Company is reporting income and loss from its equity investment from April 2009 to September 30, 2009.  The following CGMR (BVI) condensed financial information for the period ended September 30, 2009 reflects the entire operations of the joint venture of which, LM and Wits Basin equally have a 50% interest:

	Three Months Ended September 30, 2009 (unaudited)	April 2009 (inception) to September 30, 2009 (unaudited)
Revenues, net	$5,576,366	$11,170,407

Operating costs, net	3,716,829	7,668,438
General and administrative	774,760	1,201,269
Depreciation and amortization	1,023,081	2,144,245
Operating income	61,696	156,455

Interest expense	617,843	732,422
Loss before tax	(556,147)	(575,967)

Taxation	58,095	92,735
Net loss after tax	$(614,242)	$(668,702)

Due to the disproportionate distributions stipulated in the joint venture agreement, our proportional 1% interest of the net loss is $6,142 and $6,686 for the three and nine months ended September 30, 2009, respectively, and is recorded in the Statement of Operations under the caption “Loss from equity investments in partially-owned affiliates.” We anticipate that future refinements to this presentation are possible when the Company has more time to address the complex accounting issues with this transaction and the joint venture is audited at December 31, 2009.  However, we believe that our portion of the loss is materially accurate at September 30, 2009.

Summary

The following table summarizes our investments in partially-owned equity affiliates:

December 31, 2007	$—
Advance to Kwagga	60,000
Losses recorded during 2008 from Kwagga	(18,012)
Balance at December 31, 2008	41,988
Deconsolidation of CGMR (BVI) & HK	387,500
Losses recorded during 2009 from equity affiliates	(7,906)
Balance at September 30, 2009	$421,582

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

In June 2009, Platinum sold its rights to the Platinum Agreement, including the Platinum Note, along with its $110,000 10% Senior Secured Promissory Note (a short-term note payable) to China Gold, LLC. China Gold, LLC (or its holder) has the option to convert the Platinum Note at any time into shares of our common stock at an initial conversion price of $0.18 per share.  The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price.  After August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), China Gold, LLC shall have the option to: (i) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest (“Option 1”) or (ii) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand (“Option 2”). The number of shares issuable under the Platinum Note is limited to 4.99% of the current aggregate common stock outstanding (approximately 8.2 million shares at September 30, 2009).

Effective with the private sale of Platinum’s notes to China Gold, LLC in June 2009, China Gold, LLC effectively holds a security interest in all of our assets.

The recording of the Platinum Note is considered to be conventional convertible debt and resulted in the proceeds of the loan being allocated based on the relative fair value of the debt and warrants.  Using the Black-Scholes pricing model to value the 2.5 million warrant issued with the loan and the accelerated vesting of the 2.25 million warrant transferred from MHG to Platinum during the three month period ended March 31, 2008, the relative fair value allocated to the warrants and recorded as a debt discount was $523,367.  Furthermore, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $496,633.

During the nine months ended September 30, 2009, we received notices to convert $495,094 of principal and interest of the Platinum Note into 10,387,747 shares of our common stock as follows:

Date of Conversion	Principal Amount	Interest Amount	Conversion Price (1)	Shares Issued	Beneficial Conversion Charge (2)
January 16, 2009	$50,000	$—	$0.047345	1,056,077	$155,660
February 26, 2009	$25,000	$—	$0.073000	342,465	$40,715
March 9, 2009	$25,000	$—	$0.067830	368,568	$45,936
March 16, 2009	$65,000	$—	$0.063325	1,026,450	$133,068
April 20, 2009	$178,197	$—	$0.042500	4,192,872	$640,578
June 9, 2009	$1,000	$—	$0.058000	17,241	$2,337
June 12, 2009	$4,000	$—	$0.058395	68,499	$9,255
July 9, 2009	$1,000	$—	$0.066130	15,121	$1,913
July 13, 2009	$3,000	$—	$0.063070	47,566	$6,180
July 16, 2009	$5,000	$—	$0.063070	79,276	$10,300
July 29, 2009	$1,000	$—	$0.056865	17,585	$2,406
August 4, 2009	$1,500	$—	$0.056900	26,362	$3,606
August 10, 2009	$10,500	$—	$0.052020	201,845	$28,702
August 12, 2009	$3,000	$—	$0.051935	57,764	$8,219
August 19, 2009	$5,000	$—	$0.050900	98,232	$14,091
August 21, 2009	$25,000	$—	$0.040290	620,501	$96,322
August 26, 2009	$20,000	$—	$0.040290	496,401	$77,058
September 2, 2009	$20,000	$1,897	$0.040290	534,474	$84,365
September 9, 2009	$50,000	$—	$0.044625	1,120,448	$168,534
	$493,197	$1,897		10,387,747	$1,529,245

(1)	The conversion price was calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(2)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of September 30, 2009, the outstanding principal balance is $367,391 with accrued interest of $20,204. All discounts to the debt for the issuance of warrants and initial beneficial conversion feature have been fully amortized to interest expense. The Company is currently in negotiations with China Gold and has been provided a verbal extension to the maturity date.

London Mining Plc

On August 22, 2008, we entered into a financing arrangement with London Mining, pursuant to which we issued to London Mining a Convertible Promissory Note in the principal amount of up to $1,000,000 (the “LM Note”).  The LM Note is convertible at the option of LM at any time into shares of our common stock at an original conversion price of $0.20 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock). Our obligations under the LM Note are unsecured and the LM Note accrues interest at a rate of 8% per annum. There was no beneficial conversion charge as the Company’s stock value on the commitment date was $0.17. On August 27, 2008, we received an initial $500,000 advance, on September 19, 2008 we received an additional $300,000 advance and on October 27, 2008, we received the final $200,000 advance. As of September 30, 2009, the outstanding principal balance is $1,000,000 with accrued interest of $83,266.

Effective March 17, 2009, upon the consummation of the acquisition of the PRC Properties, we executed an amendment to the LM Note described above, whereby the maturity date was fixed at August 22, 2009 and the conversion price was reduced to $0.10 per share.  There was no beneficial conversion charge as our common stock fair market value on the commitment date was $0.08. The Company is currently in negotiations with London Mining and has been provided a verbal extension to the maturity date.

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

Our obligations under the Debenture are guaranteed by Hunter Bates, and are further secured pursuant to that certain Deed of Trust to Public Trustee, Mortgage, Security Agreement, Assignment of Production and Proceeds, Financing Statement and Fixture Filing (the “Cabo Deed of Trust”) to provide additional security for the obligations under the Debenture.

As of September 30, 2009, the outstanding principal balance is $511,590 with accrued interest of $26,787.

Burnham Securities and Broadband Capital Management

In April 2008, we engaged Burnham Securities and Broadband Capital Management through respective letter agreements to collectively provide financial advisory and investment banking services to assist in raising the finances for the acquisitions of the PRC Properties, with both companies sharing an equal percentage of the service fee due from a successful closing. At the closing of the joint venture with London Mining on March 17, 2009, Burnham received a partial payment for services rendered.  Broadband was not compensated at such time, with an accrued balance to be paid by the joint venture entity, CGMR (BVI).

On September 16, 2009, Burnham Securities, Broadband Capital and the Company executed a termination agreement (the “Broadband Termination Agreement”), pursuant to which we were required to make a  $350,000 payment and issue 7,500,000 shares of our unregistered common stock (which shares are being held in escrow) to Broadband Capital in full settlement of our obligations under their April 2008 letter agreement with Broadband Capital, and we received from Broadband Capital a release of any claims and further obligations under the letter agreement with it. We have the right to release the 7,500,000 shares from escrow by December 16, 2009 for $150,000; by January 16, 2010 for $160,000 and finally by March 16, 2010 for $180,000. Since the Company has a right to release the 7,500,000 shares for $150,000 as of September 30, 2009, the Company has only recorded an accrued liability for that amount.

In order to satisfy the $350,000 payment, CGMR (BVI) paid $110,000 in cash and we borrowed $240,000 from Burnham Securities in consideration of an unsecured convertible promissory note with Burnham Securities (the “Burnham Convertible Note”). The Burnham Convertible Note (i) has a face value of $270,000, requiring the recording of a discount fee of $30,000 (being amortized to interest expense), (ii) bears no interest, (iii) if it is not paid December 16, 2009, the principal amount will increase to $310,000 and become payable upon demand at any time after March 16, 2010, and (iv) is convertible (at a rate equal to the greater of fair market value and $0.05 per share) into a maximum of 6,200,000 shares of our common stock. Since the Fair Market Value of our common stock was greater than $0.05 per share on the date of issuance, no beneficial conversion charge existed. As of September 30, 2009, the outstanding principal balance is $270,000.

Other Third Parties

(1)
In December 2007, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $110,000. The promissory note had a maturity date of March 31, 2008, and bears interest at a rate of 10% per annum.  Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into shares of our common stock based on a conversion rate equal to $0.20 per share and is considered to be conventional convertible debt. Under the terms of the convertible promissory note and as additional consideration for the loan, we issued a warrant to purchase up to 100,000 shares of our common stock at $0.20 per share with an expiration date of December 28, 2009. The proceeds of the loan were allocated based on the relative fair value of the loan and warrants. Lastly, due to the reduced relative fair value assigned to the convertible debt, the debt had a beneficial conversion feature that was “in-the-money” on the commitment date which totaled $27,500.

The lender provided an extension on the March 31, 2008 maturity date until September 30, 2008 and as consideration for the extension, we issued a two-year warrant to purchase up to 200,000 shares of our common stock at $0.20 per share and recorded the Black-Scholes pricing model calculation of $20,000 as additional interest expense. On September 30, 2008, the lender again provided an additional extension on the maturity date until December 31, 2008 and as consideration for the extension, we agreed to make a one-time cash payment of $3,100. On March 6, 2009, the lender again provided an extension until March 31, 2009 and has verbally provided an additional extension. As of September 30, 2009, the outstanding principal balance is $110,000 with accrued interest of $21,059.

(2)
On February 26, 2009, in consideration of an unsecured loan from an unaffiliated third party, we received net proceeds of $100,000 and issued a convertible promissory note in the principal amount of $100,000. The promissory note has a maturity date of February 26, 2010, and bears interest at a rate of 12.25% per annum. Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into the number of shares of our common stock by the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share. There was no beneficial conversion charge as our common stock fair market value on the commitment date was $0.10. As of September 30, 2009, the outstanding principal balance is $100,000 with accrued interest of $7,517.

(3)
On September 1, 2009, in consideration of facilitating an additional $150,000 loan from China Gold, LLC, we issued a convertible promissory note in the principal amount of $75,000.  The entire $75,000 was recorded as a debt issuance cost and is being amortized over the life of the note. The promissory note has a maturity date of September 1, 2010, and bears interest at a rate of 12.25% per annum. Furthermore, the note holder has the right to convert any portion of the principal or interest of the outstanding note into the number of shares of our common stock by the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share. Our obligations under this note are secured by the terms of that certain Personal Guaranty of Stephen D. King, our Chief Executive Officer. There was no beneficial conversion charge as our common stock fair market value on the commitment date was $0.07. As of September 30, 2009, the outstanding principal balance is $75,000 with accrued interest of $596.

Summary

The following table summarizes the convertible note balances:

Balance at December 31, 2008	$1,871,628
Add: gross proceeds received during 2009	415,000
Add: conversion of accrued expenses and additional interest charge	489,828
Less: conversion of principal to common stock	(493,197)
Less: value assigned to additional beneficial conversion feature of debt conversions	(1,529,245)
Add: amortization of original issue discount and beneficial conversion feature	1,600,800
Less: principal payments	—
Balance	2,354,814
Less: current portion	(2,044,891)
Balance at September 30, 2009	$309,923

The total principal outstanding for all convertible notes payable at September 30, 2009 is $2,433,981.

NOTE 12 – SHORT-TERM NOTES PAYABLE

In June 2008, in consideration of an unsecured loan, we issued a promissory note in the principal amount of $50,000. The promissory note had an original maturity date of August 8, 2008 and bears interest at a rate of 2% per annum. As of September 30, 2009, there remains outstanding principal balance of $50,000 with accrued interest of $1,326. The Company is currently in negotiations with the lender and has been provided a verbal extension to the maturity date.

In July 2008, we entered into a 90-day 10% Senior Secured Promissory Note with Platinum, in which we issued a promissory note in the principal amount of $110,000 with an original maturity date of October 8, 2008 and we received net proceeds of $100,000. In June 2009, Platinum sold this Note (along with its 10% Senior Secured Convertible Promissory Note) to China Gold, LLC. As of September 30, 2009, there remains outstanding principal balance of $110,000 with accrued interest of $5,023. The Company is currently in negotiations with China Gold and has been provided a verbal extension to the maturity date.

In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk loaned the Company $60,000 in consideration of a 90-day promissory note, which bears interest at a rate of 10%.  H. Vance White is an officer and director of Hawk and served as our Chairman of our Board of Directors until June 10, 2009.  In consideration of the loan, we issued a five-year warrant to purchase up to 250,000 shares of our common stock (with an original exercise price of $0.125 per share). The proceeds of the loan were allocated based on the relative fair value of the principal amount and the warrant granted. The fair value allocated to the warrant was $16,842 based on the Black-Scholes pricing model and was fully amortized by February 2009. In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension we reduced the exercise price of the warrant from $0.125 per share to $0.0625 per share, which resulted in an additional warrant fair value of $650, which was recorded as additional interest expense. Effective July 3, 2009, we entered into a Letter Agreement with Hawk relating to the payment by the Company of certain management services fees owed to Hawk and the extension of this promissory note.  Pursuant to the Letter Agreement, the maturity date of the note was extended until August 31, 2009. The parties further agreed to amend the terms of the note to provide for certain accelerated payments on the note in the event the Company raises additional financing prior to the maturity date.  In consideration of the extension to the note, we issued to Hawk a five-year warrant to purchase up to 150,000 shares of common stock at an exercise price of $0.15 per share, which resulted in an additional warrant fair value of $12,000, which was recorded as additional interest expense. As of September 30, 2009, the outstanding principal balance is $60,000 with accrued interest of $5,510. The Company is currently in negotiations with Hawk and has been provided a verbal extension to the maturity date.

In March 2009, we entered into an unsecured promissory note in the principal amount of $125,000, which bears interest of 10% per annum and had a maturity date of March 20, 2009. We repaid $100,000 of the principal on the maturity date. As of September 30, 2009, there remains outstanding principal balance of $25,000 with accrued interest of $1,865. We have been granted additional time from the lender to pay the remaining balance.

In May 2009, in consideration of an unsecured loan from Pacific Dawn Capital LLC, in which we issued a zero interest promissory note in the principal amount of $50,000 with a maturity date of July 29, 2009, we received net proceeds of $40,000.  We are amortizing the $10,000 original issue discount using the straight-line method, which approximates the interest method. Donald S. Stoica is a member of our Board of Directors and he is a principal in Pacific Dawn Capital LLC. As of September 30, 2009, the outstanding principal balance is $50,000. The Company is currently in negotiations with Mr. Stoica and has been provided a verbal extension to the maturity date.

In May 2009, we received $30,000 from a lender, which requires principal repayment in one year and does not accrue interest. Furthermore, should we be successful in obtaining exploration projects in the South American country of Chile and should any such projects produce any dividends, we will be required to split such dividend payments with the lender up to $270,000. As of September 30, 2009, the outstanding principal balance is $30,000.

In June 2009, we issued a promissory note to an individual in the principal amount of $50,000, with a maturity date of July 9, 2010, which accrues interest at 10 percent, for his efforts in assisting us with securing additional long-term financing with China Gold. The entire $50,000 was recorded as a debt issuance cost and was fully amortized at June 30, 2009. Our obligations under this note are secured by the terms of that certain Personal Guaranty of Stephen D. King, our Chief Executive Officer. As of September 30, 2009, the outstanding principal balance is $50,000 with accrued interest of $1,608.

On July 9, 2009, we entered into three unsecured promissory notes in the aggregate principal amount of $250,000 with unaffiliated third parties and received net proceeds of $250,000. The notes bore interest at 3% per annum.  On September 29, 2009, to satisfy the outstanding principal under the notes, we paid $250,000 in subscription price on behalf of the noteholders in a private placement offering completed by Hunter Bates immediately prior to its Share Exchange with Princeton Acquisitions.  The subscription payment of $250,000 on behalf of the noteholders was deemed a payment against the intercompany loan of Hunter Bates due to Wits Basin. The notes principal balances were satisfied on September 29, 2009. Interest of $1,685 remains accrued and unpaid on the notes as of September 30, 2009.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2008	$212,140
Add: gross proceeds of 2009	505,000
Less: original issue discount	(35,000)
Less: value assigned to re-pricing of warrant	(13,770)
Add: amortization of original issue discount	56,630
Less: principal payments	(350,000)
Balance at September 30, 2009	$375,000

The total principal outstanding for all short-term notes payable at September 30, 2009 is $375,000.

NOTE 13 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expenses by relevant transaction:

	September 30,	December 31,
	2009	2008
China related transactions (1)	$418,358	$1,115,234
Bates-Hunter Mine (2)	318,024	790,519
Hawk Uranium’s management services agreements (3)	—	200,000
FSC Project	123,849	96,804
Other expenses	287,325	230,101
	$1,147,556	$2,432,658

(1)
The decrease from December 31, 2008 to September 30, 2009 is due primarily to deconsolidation of CGMR (BVI). See Note 10 – Investments in Partially-Owned Equity Method Affiliates, China Gold Mining Resources (BVI) Limited for details.

(2)
The decrease from December 31, 2008 to September 30, 2009 is due primarily to the issuance of a convertible debenture to Cabo Drilling (America) Inc., in satisfaction of an outstanding payable totaling $451,590.

(3)
Effective July 3, 2009, the Company and Hawk entered into a Letter Agreement relating to the payment by the Company of certain management services fees owed to Hawk and the extension of a promissory note issued by the Company in favor of Hawk.  H. Vance White is an officer and director of Hawk and served as our Chairman of our Board of Directors until June 10, 2009.  Pursuant to the Letter Agreement, we agreed to issue Hawk 3,218,878 unregistered shares of our common stock to satisfy in full an aggregate of $200,000 in management services fees that were payable to Hawk pursuant to the terms of certain management services agreements entered into with Hawk in August 2007 and January 2008.

NOTE 14 – LONG-TERM NOTES PAYABLE

Long-term limited recourse promissory note of Hunter Bates

On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine to Hunter Bates. Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the sellers) in the principal amount of Cdn$6,750,000. The note required Hunter Bates to pay to Mr. Otten Cdn$250,000 on or before December 1, 2008, which was subsequently extended to January 30, 2009 and further extended to April 30, 2009 and further extended to July 31, 2009 under the terms of a standstill agreement.

On June 1, 2009, we entered into a standstill agreement (the “Standstill Agreement”), whereby the sellers of the Bates-Hunter Mine agreed not to pursue any enforcement actions with respect to our delay in making the April 30, 2009 Cdn$250,000 principal payment. Pursuant to the terms of the Standstill Agreement, we issued 500,000 shares of our unregistered common stock (fair market value of $0.08 per share on date of agreement with an aggregate value of $40,000) to Mr. Otten, and paid two Cdn$12,500 payments, which were made in June and July 2009. Furthermore, on November 13, 2009, the April 30, 2009 Cdn$250,000 payment obligation due under the note was satisfied.

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined below) becomes payable.  The note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  The note balance reflects a discount (originally $580,534) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment obligations under the Note is secured by a deed of trust relating to all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten.  Hunter Bates is required to make quarterly principal repayments (each a “Production Revenue Payment”) beginning April 1, 2010, which payment(s) shall equal:

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

As of September 30, 2009, the outstanding principal balance in US Dollars was $6,291,945.

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

In June 2009 and September 2009, we received an additional $100,000 and $150,000, respectively, from China Gold under the terms of the existing Consolidated Note.

The entire Consolidated Note outstanding principal balance as of September 30, 2009 is $5,487,066 with accrued interest of $361,352.

Promissory Note with London Mining Plc

Pursuant to the LM Subscription Agreement, London Mining made a loan to us in the aggregate amount of $5.75 million (the “WB Loan Agreement”).  The WB Loan Agreement provides for interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%), and the obligation matures on the earlier of January 31, 2014 or upon termination of the LM Shareholders’ Agreement. We used the proceeds of the loan to make: (i) a $5.6 million payment towards our obligation under the China Gold Consolidated Note (as described above) and (ii) reductions in our accounts payable. As of September 30, 2009, the note has accrued interest of $164,908 with an interest rate of 5.25%.

Summary

The following table summarizes the long-term notes payable balances:

Balance at December 31, 2008	$13,697,379
Add: gross proceeds received during 2009	6,100,000
Less: discount value assigned to re-pricing of warrants	(86,200)
Less: unrealized foreign currency loss from the Otten limited recourse note	777,242
Add: amortization of original issue discount	329,356
Add: amortization of discount related to the debt extinguishment in 2008	1,118,019
Less: principal payments	(5,284,041)
Balance, net of remaining discounts of $780,610	16,651,755
Less: current portion	(4,939,491)
Balance at September 30, 2009	$11,712,264

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2009 – Remaining	$233,035
2010	5,487,066
2011	—
2012	5,750,000
2013	1,538,031
Thereafter	4,520,879
Total	$17,529,011

NOTE 15 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

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

On July 3, 2009, the Company and Hawk entered into a Letter Agreement relating to the payment by the Company of certain management services fees owed to Hawk and the extension of a promissory note issued by the Company in favor of Hawk.  H. Vance White is an officer and director of Hawk and served as our Chairman of our Board of Directors until June 10, 2009.  Pursuant to the Letter Agreement, we agreed to issue Hawk 3,218,878 unregistered shares of our common stock to satisfy in full an aggregate of $200,000 in management services fees that were payable to Hawk pursuant to the terms of certain management services agreements entered into with Hawk in August 2007 and January 2008. We valued the issuance at $288,699.

On September 16, 2009, Burnham Securities, Broadband Capital and the Company executed a termination agreement (the “Broadband Termination Agreement”), pursuant to which we were required to make a  $350,000 payment and issue 7,500,000 shares of our unregistered common stock (which shares are being held in escrow) to Broadband Capital in full settlement of our obligations under their April 2008 letter agreement with Broadband Capital, and we received from Broadband Capital a release of any claims and further obligations under the letter agreement with it. We have the right to release the 7,500,000 shares from escrow by December 16, 2009 for $150,000; by January 16, 2010 for $160,000 and finally by March 16, 2010 for $180,000. Because these escrow shares can be released by the Company, the value of the 7,500,000 shares issued to an escrow account have not been recorded. The Company has accrued the minimum redemption amount of $150,000.

During the nine months ended September 30, 2009, we received notices to convert $495,094 of principal and interest of the Platinum Note into 10,387,747 shares of our unregistered common stock.

Stock Option Grants

The Company has five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan.  Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, the Company has two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above. As of September 30, 2009, an aggregate of 21,250,000 shares of our common stock may be granted under our plans and non-plans as determined by the board of directors, of which 1,664,000 are available for future issuances.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards.  For performance-based awards, the Company recognizes the expense when the performance condition is probable of being met.

No option grants were issued during the nine months ended September 30, 2009. We granted options to purchase up to 3,000,000 shares of our common stock during the nine months ended September 30, 2008.  For options granted in prior periods, we recorded $423,944 for stock compensation expense for the three months ended September 30, 2009 and 2008. We recorded $1,271,834 and $1,641,211 for stock compensation expense for the nine months ended September 30, 2009 and 2008, respectively. This expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had no impact on the loss per share for the three months ended September 30, 2009 and a $0.01 impact on the loss per share for the nine months ended September 30, 2009. As of September 30, 2009, approximately $1,255,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately 2.15 years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2008	16,643,500	$0.47

Granted	—	—
Canceled or expired	—	—
Exercised	—	—
Options outstanding – September 30, 2009	16,643,500	$0.47

Options exercisable - September 30, 2009	11,410,167	$0.48

Weighted average fair value of options granted
during the nine months ended September 30, 2009		$—
Weighted average fair value of options granted
during the nine months ended September 30, 2008		$0.20

The following tables summarize information about stock options outstanding at September 30, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,025,000	7.1 years	$0.23	$—
$0.31 to $0.43	4,850,000	5.9 years	$0.38	$—
$0.56 to $1.02	4,706,000	4.2 years	$0.87	$—
$2.75 to $3.00	62,500	1.5 years	$2.84	$—
$0.15 to $3.00	16,643,500	6.0 years	$0.47	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	4,291,667	7.4 years	$0.23	$—
$0.31 to $0.43	3,350,000	6.0 years	$0.37	$—
$0.56 to $1.02	3,706,000	3.2 years	$0.83	$—
$2.75 to $3.00	62,500	1.5 years	$2.84	$—
$0.15 to $3.00	11,410,167	5.5 years	$0.48	$—

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2009. No options were exercised during the nine month period ended September 30, 2009 and 2008.

Stock Purchase Warrants

For warrants issued to non-employees in exchange for services, we value the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

Pursuant to a letter agreement dated July 3, 2009, between the Company and Hawk, relating to the payment by the Company of certain management services fees owed to Hawk and the extension of a promissory note issued by the Company in favor of Hawk, the parties agreed to extend the maturity date of that certain promissory note dated November 12, 2008 in the principal amount of $60,000 in favor of Hawk until August 31, 2009. In consideration of the extension, the Company issued to Hawk a five-year warrant to purchase up to 150,000 shares of common stock at an exercise price of $0.15 per share. The fair value of the warrant totaled $12,000 and was expensed to coincide with the extended maturity date of August 31, 2009.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price
Outstanding at December 31, 2008	61,751,174	$0.21	$0.01 – $1.50

Granted	200,000	0.16	0.15 – 0.20
Cancelled or expired	(8,204,771)	0.51	0.40 – 1.50
Exercised	—	—	—
Outstanding at September 30, 2009	53,746,403	$0.11	$0.01 – $0.35

Warrants exercisable at September 30, 2009	53,746,403	$0.11	$0.01 – $0.35

Non-Controlling Interest of Princeton Acquisitions, Inc.

Princeton Acquisitions, Inc., a Colorado public shell corporation (“Princeton”) was incorporated in the State of Colorado on July 10, 1985, as a blind pool or blank check company. Their business plan was to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. They had an unwritten policy that they would not acquire or merge with a business or company in which their management or their affiliates or associates directly or indirectly would have a controlling interest following any such contemplated transaction.

On September 29, 2009, Princeton consummated a share exchange with Hunter Bates and all of the shareholders of Hunter Bates, whereby the holders of Hunter Bates capital securities exchanged all of their capital securities into similar capital securities of Princeton (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse acquisition) and Hunter Bates (and its wholly owned subsidiary Gregory Gold Producers, Inc.) became wholly owned subsidiaries of Princeton. Pursuant to the Share Exchange, and in consideration of all of the outstanding securities of Hunter Bates on a share-for-share basis, Princeton issued the shareholders of Hunter Bates an aggregate of 19,500,000 shares of its common stock and warrants to purchase an aggregate of 2,500,000 shares of its common stock with exercise prices ranging from $0.01 to $1.00 per share.

Upon effectiveness of the Share Exchange, Princeton adopted the business model of Hunter Bates and as such became a stand-alone minerals exploration and development company with a focus on U.S. gold projects.

Immediately prior to the completion of the Share Exchange:
(1)	Wits Basin held 18,500,000 shares of Hunter Bates common stock and was its majority shareholder.

(2)
Hunter Bates completed a private placement offering to accredited investors (as that term is defined under Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) of 1,000,000 Units, each Unit consisting of one share of Hunter Bates common stock and one warrant to purchase a share of Hunter Bates common stock at an exercise price of $1.00, at a per Unit price of $0.50. Hunter Bates received $250,000 in cash (less closing costs of $18,328) and $250,000 deemed payment against the intercompany loan due to Wits Basin. In connection with this offering, Hunter Bates issued warrants to purchase an aggregate of 1,500,000 shares of Hunter Bates common stock to two accredited investors in consideration of consulting services provided to Hunter Bates related to the private placement offering. The value of the private placement was $481,672, which includes the issuance of the common stock and warrants to third party investors.

(3)
Pursuant to the terms of that certain Stock Purchase Agreement, dated September 29, 2009, by and among certain shareholders of Princeton common stock (collectively, the “Sellers”) and Wits Basin, Wits Basin purchased from the Sellers an aggregate of 1,383,544 shares of Princeton’s common stock for $262,500 and incurred $28,669 in associated legal fees. We recorded that aggregate $291,169 as merger transaction costs since the purchase of those 1,383,544 Princeton shares were required in order to effect the Hunter Bates reverse acquisition with Princeton.

As a result of the Share Exchange and stock purchase, Wits Basin holds an aggregate of 19,883,544 shares of Princeton common stock (or approximately 94% of the issued and outstanding shares of common stock) and Princeton became a majority owned subsidiary of ours.

NOTE 16 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”). While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009.  The Company’s adoption of this authoritative guidance as of September 30, 2009 changed how it references GAAP in its disclosures.

In June 2009, the FASB issued authoritative guidance that eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires on-going qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This guidance is effective for fiscal years beginning after November 15, 2009.  The Company does not expect the adoption of this authoritative guidance to have any current impact on the consolidated financial statements.

NOTE 17 – SUBSEQUENT EVENTS

During October and November 2009, the Company accepted subscriptions from accredited investors for the sale by the Company of 6,000,000 shares of the Company's common stock at a price of $0.05 per share. As additional consideration for the subscriptions, the Company offered each investor a private option, such that for each 200,000 shares of Wits Basin common stock it subscribed to, they would receive an option to purchase 20,000 units of Princeton Acquisitions, Inc. (the “Princeton Units”), one of the Company’s majority owned subsidiaries (“Princeton”), at a price of $0.50 per Princeton Unit. Each Princeton Unit consisted of one share of Princeton common stock and a warrant to purchase a share of Princeton common stock at an exercise price of $1.00 per share. The Company received gross proceeds from the sale of $300,000. No commissions were paid on the transactions.

During November 2009, the Company received notices to convert $78,645 of the principal balance of the Platinum Note into 1,340,336 shares of our unregistered common stock.

On November 10, 2009, in consideration of facilitating an additional $150,000 loan from China Gold, LLC, we issued to a third party a promissory note in the principal amount of $75,000, which has a maturity date of November 10, 2010, and bears interest at a rate of 10% per annum.

The Company has evaluated all subsequent events through November 23, 2009, the date the financial statements were available to be issued.

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

OVERVIEW

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of September 30, 2009, we hold (i) an equity interest of approximately 94% of Princeton Acquisitions, Inc., which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns an iron ore mine and processing plant in the People’s Republic of China, (the “PRC”), (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds rights to properties located in South Africa (the FSC Project) and (iv) certain rights in the Vianey Concession in Mexico. The following is a summary of these projects:

Bates-Hunter Mine

On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado (the “Bates-Hunter Mine”), to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Princeton Acquisitions, Inc. a Colorado public shell corporation (“Princeton”) consummated a share exchange with Hunter Bates and all of the shareholders of Hunter Bates, whereby the holders of Hunter Bates capital securities exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Princeton (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse acquisition) and Hunter Bates became a wholly owned subsidiary of Princeton. Immediately prior to the completion of the Share Exchange, we purchased 1,383,544 shares of Princeton common stock from certain shareholders of Princeton. As a result of the Share Exchange and the stock purchase, we hold an aggregate of 19,883,544 shares of Princeton common stock (or approximately 94% of the issued and outstanding shares of common stock) and Princeton became a majority owned subsidiary of ours. The Company believes that the best way to move the Bates-Hunter Mine project forward was to put that project into a public company whereby they hopefully will be able to raise dedicated funds to further explore and develop the Bates-Hunter Mine.

China Global Mining Resources

On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement dated March 17, 2009, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time, a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong (“CGMR HK”), acquired the PRC Properties. It took until April 2009 for CGMR (BVI) to complete all of the necessary change over processes in order to begin operations at the PRC Properties. A drilling campaign to confirm the historic data is currently being planned and is expected to commence towards the end of 2009 with the aim of producing a resource statement to Australasian Joint Ore Reserves Committee standards (“JORC”) in 2010. CGMR (BVI) has entered a Memorandum of Understanding (“MOU”) to acquire the other operators on the expanded license, and is progressing on its due diligence. These acquisitions will provide an additional 0.3Mtpa of concentrate production capacity and allow CGMR (BVI) to begin planning for an enlarged operation.

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

Vianey Mine Concession

On October 31, 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”), and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50 percent undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”).  Based on our further due diligence on the Vianey Mine, we have determined that it is necessary to increase the size of the land package in order for this property to be a viable large scale exploration endeavor (we also have taken into consideration the spot price for silver metals as well). Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Journey remains the operator of the project and has other specific tasks to be performed. Until such time as we have determined what options are available for an increase in land rights and development, no funds will be expended at the Vianey until such time as we have obtained dedicated funding.

As of September 30, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants.  These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights. By completing the Share Exchange, we contemplate Princeton and Hunter Bates operating as a separate U.S. gold-focused consolidated entity. Previously, our main focus was only in gold exploration projects, future projects will also involve other minerals, such as our entry into the Chinese iron ore properties.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2009 and 2008. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that allow us to report such results.

Operating Expenses

General and administrative expenses were $1,263,905 for the three months ended September 30, 2009 as compared to $2,225,700 for the same period in 2008. Of the $1,263,905 recorded for 2009, $423,944 relates to stock based compensation, $407,649 relates to our Chinese mining activities and $118,250 relates to public relations services. Of the $2,225,700 expenses recorded in 2008, approximately $1,001,000 relates to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), $466,000 relates to public relations services, consulting fees, shareowner services, and $424,000 relates to stock based compensation expenses.  General and administrative expenses were $3,067,581 for the nine months ended September 30, 2009 as compared to $5,700,109 for the same period in 2008. Of the $3,067,581 expenses recorded in 2009, $1,271,834 relates to stock based compensation, $739,076 relates to our Chinese mining activities and $262,859 relates to public relations services. Of the $5,700,109 expenses recorded in 2008, approximately $1,716,000 relate to our due diligence with respect to potential acquisitions of China mining properties (travel and visa requirements, site visits and significant costs with consultants), $1,641,000 relates to stock based compensation expenses, and $1,274,000 relates to public relations services, consulting fees, shareowner services. We anticipate that our operating expenses should remain at current levels during the remainder of the year.

Exploration expenses were $24,044 for the three months ended September 30, 2009 as compared to $302,653 for the same period in 2008. Exploration expenses were $119,833 for the nine months ended September 30, 2009 as compared to $1,785,178 for the same period in 2008. Exploration expenses for 2009 relate to the Bates-Hunter Mine, our other international projects we are performing due diligence on and direct costs related to our prior attempt to sell 65% of the FSC Project to Communications DVR Inc. (“DVR”), a Canadian capital pool company. DVR terminated its intent to purchase our interest in June 2009. Exploration expenses for 2008 relate primarily to the expenditures at the Bates-Hunter Mine and a $150,000 loss we recorded relating to the termination agreement of the Shanxi Hua Ze Nickel Smelting Co., a nickel mining operation located in the PRC. We anticipate the rate of exploration spending will continue to decrease during the remainder of the year. For 2010, based on the scenario that dedicated funding is secured for any project, we anticipate that exploration expenses would increase over 2009 levels.

Depreciation and amortization expenses were $26,431 for the three months ended September 30, 2009 as well as for the same period in 2008.  Depreciation and amortization expenses were $79,293 for the nine months ended September 30, 2009 as compared to $38,711 for the same period in 2008, which represents straight-line depreciation of fixed assets purchased for work being performed at the Bates-Hunter Mine. We anticipate that depreciation expense will remain at current levels over the next fiscal year.

Immediately prior to the completion of the Share Exchange, pursuant to the terms of that certain Stock Purchase Agreement, dated September 29, 2009, by and among certain shareholders of Princeton common stock (collectively, the “Sellers”) and Wits Basin, Wits Basin purchased from the Sellers an aggregate of 1,383,544 shares of Princeton’s common stock for $262,500 and incurred $28,669 in associated legal fees. We recorded that aggregate $291,169 as merger transaction costs since the purchase of those 1,383,544 Princeton shares were required in order to effect the Hunter Bates reverse acquisition with Princeton.

We recorded $6,142 and $7,906 in losses from equity investments in partially-owned method affiliates for the three and nine months ended September 30, 2009, respectively, relating to an advance of funds to the FSC Project and our recognition of loss attributable to CGMR (BVI) as follows:

(1)
In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to us of $60,000 as AfriOre informed us that they would not be providing any additional funding and that it was our responsibility to maintain the permits and land claims of the FSC Project. We will recognize 100% of this $60,000 advance as an equity loss in an unconsolidated affiliate to coincide with the funds being dispersed by Kwagga Barbados, all of which relate to such permit and land claim maintenance. We’ve recorded $1,220 in losses for the nine months ended September 30, 2009.

(2)
London Mining is entitled to receive 99% of the distributions of CGMR (BVI), while we will receive a 1% distribution until such time London Mining’s investment is returned. To determine our share of net income or loss for our investment in the CGMR (BVI) joint venture, we considered the substance over form and the underlying values required in the LM agreements. We’ve recorded $6,686 in losses for the nine months ended September 30, 2009.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense, gains from deconsolidation of our wholly owned subsidiaries and non-cash foreign currency adjustments. Interest income for the three months ended September 30, 2009 was $0 compared to $168 for the same period in 2008.  Interest income for the nine months ended September 30, 2009 was $9 compared to $600 for the same period in 2008.  We expect that future interest income will be low during the next twelve months as our cash balances remain very low.

Interest expense for the three months ended September 30, 2009 was $1,400,294 compared to $793,759 for the same period in 2008. Interest expense for the nine months ended September 30, 2009 was $4,227,556 compared to $2,166,879 for the same period in 2008. Interest expense relates to interest on significant new debt, amortization of original issue discounts, amortization of discounts relating to warrants and beneficial conversion features, extensions to debt agreements and additional rights granted to the promissory note holders and the extinguishment of the old debt and a re-issuance of new debt with China Gold, LLC. We expect interest expense to continue to increase during 2009, at amounts greater than previously recorded due to our continued need for cash.

In December 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours, CGMR (BVI), to serve as the joint venture entity with London Mining.  On March 17, 2009, we entered into a subscription agreement and a shareholders’ agreement with London Mining, whereby they acquired a 50% equity interest in CGMR (BVI). London Mining paid an aggregate of $38.75 million for 100 A Shares. The shareholders’ agreement set forth certain preferences of their A Shares, including: (i) governance terms applicable to CGMR (BVI); (ii) the A Shares carry a preference with respect to return of capital and distributions; and (iii) board seats. Since we do not exercise significant influence over the operations or financial policies and will initially receive only 1% of the distributions. We recorded a gain in the deconsolidation of CGMR (BVI) for the three months ended March 31, 2009 of $1,461,078. The gain is comprised primarily of $1,073,578 in unpaid accrued liabilities assumed by the joint venture.

With the consummation of the Bates-Hunter Mine acquisition in June 2008 by Hunter Bates, we are recording direct non-cash foreign currency exchange gains and losses due to the dealings with the Otten recourse promissory note, which is payable in Canadian Dollars. We recorded a loss of $429,921 for the three months ended September 30, 2009, and a gain of $109,392 for the three months ended September 30, 2008 due to the exchange rate between the US Dollar and the Canadian Dollar. For the nine months ended September 30, 2009, we recorded a loss of $777,242 as compared to $3,966 loss for the same period in 2008. We will continue to see gains and losses for foreign currency in future periods as long as the Otten Note is outstanding.

Liquidity and Capital Resources

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $9,558,515 at September 30, 2009. Cash and cash equivalents were $70,247 at September 30, 2009, representing a decrease of $160,482 from the cash and cash equivalents of $230,729 at December 31, 2008.

Our cash reserves are basically depleted at September 30, 2009. We need to raise additional capital to pay for our basic operational needs, which is approximately $300,000 per month. If we are not able to raise additional working capital, we may have to cutback on operational expenditures or cease operations altogether.

For the nine months ended September 30, 2009 and 2008, we had net cash used in operating activities of $1,839,915 and $3,155,692, respectively. During 2009, one of our primary capital requirements has been the funding of expenses related to our Chinese mining opportunities and merger costs associated with Princeton reverse acquisition, which we paid out an aggregate of approximately $589,000. During 2008 we paid out approximately $1.715 million for Chinese opportunities.

For the nine months ended September 30, 2009 and 2008, we had net cash used in investing activities of $0 and $92,785, respectively. In 2008, the Company outlaid $92,785 in equipment purchases and acquisition costs for the Bates-Hunter Mine.

For the nine months ended September 30, 2009 and 2008, we had net cash provided by financing activities of $1,679,433 and $3,381,269, respectively. During 2009, we received cash proceeds of $6,860,000 from debt financing and repaid $5,382,144 of debt. During 2008, (i) through the sale of common stock (net of offering costs) and the exercise of warrants, we raised $1.423 million, (ii) we received cash proceeds of $2.27 million from debt financing and (iii) repaid $250,000 of debt.

The following table summarizes our debt as of September 30, 2009:

Outstanding Amount		Accrued Interest		Maturity Date	Type
$110,000		$5,023		December 8, 2008 (1)	Conventional
$50,000		$1,326		December 31, 2008 (1)	Conventional
$367,391		$20,204		February 11, 2009 (1)	Convertible (2)
$25,000		$1,865		March 20, 2009 (1)	Conventional
$110,000		$21,059		March 31, 2009 (1)	Convertible (3)
$50,000			(4)	July 29, 2009 (1)	Conventional
$1,000,000		$83,266		August 22, 2009 (1)	Convertible (5)
$60,000		$5,510		August 31, 2009 (1)	Conventional
$270,000			(6)	December 16, 2008 (7)	Convertible (8)
$5,487,066		$361,352		February 15, 2010	Conventional
$100,000		$7,517		February 26, 2010	Convertible (6)
$50,000		$1,608		March 8, 2010	Conventional
$30,000			(9)	April 11, 2010	Conventional
$75,000		$596		September 1, 2010	Convertible (2)
$511,590		$26,787		April 27, 2012	Convertible (10)
$5,750,000		$164,908		January 31, 2014	Conventional
$6,291,945	(11)		(12)	December 31, 2015	Conventional

1.	Currently past due and being renegotiated; original terms apply in the default period.
2.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
3.	Convertible at $0.20 per share.
4.	Promissory note was issued with $10,000 OID and accrues no interest. Note was issued to Mr. Stoica, who currently serves as a member of our board of directors.
5.	Convertible at $0.10 per share.
6.	Promissory note was issued with $30,000 OID and accrues no interest.
7.	If not paid December 16, 2009, the principal amount will increase to $310,000 and become payable upon demand at any time after March 16, 2010.

8.	Convertible at the greater of the current market trading price of our common stock or $0.05 per share.
9.	Zero percent interest with preferential repayment from any Chilean projects.
10.	Convertible at $0.20 per share.
11.	Includes $233,035 of current portion (the equivalent of Cdn$250,000 at September 30, 2009). On November 13, 2009, the entire Cdn$250,000 payment obligation was satisfied.
12.	Interest does not begin accruing until January 1, 2010.

As part of the completion of the LM Subscription Agreement, the parties completed the issuance of a promissory note of CGMR (BVI) issued in favor of Wits Basin in the principal amount of $4.8 million (the “WB Note”), issued in consideration of our transfer to CGMR (BVI) of 100% of the equity of CGMR HK which was effected on December 23, 2008.  Due to this sale occurring between two commonly controlled entities, no gain was recorded by the Company. The WB Note does not bear interest, and has a maturity date of December 31, 2014. Pursuant to the WB Note, CGMR (BVI) is not required to make payments until 2011, and annual payments thereafter are based on a percentage of the outstanding principal under the WB Note. All payments of the WB Note prior to maturity will be subject to the available profits of CGMR (BVI). Any payments under the WB Note are required to be used to make payments toward any outstanding note obligations of ours in favor of China Gold.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months.  As of the date of this Report, we have estimated our cash needs over the next twelve months to be approximately $11,500,000 (which includes approximately $8,200,000 for repayment of debt, assuming some or all of such notes that are not converted into equity prior to maturity). Additionally, should any projects or mergers be completed during 2009, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2009, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2009, we have concluded that the financial statements included in this Quarterly Report present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

Due to the small number of employees dealing with general administrative and financial matters and the expenses associated with increases to remediate the disclosure controls and procedures that have been identified, the Company continued to operate without changes to its internal controls over financial reporting for the period covered by this Quarterly Report while continuing to seek the expertise it needs to remediate the material weaknesses at an appropriate cost benefit basis.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, we received notices to convert $495,094 of principal and interest balance of the Platinum Note into 10,387,747 shares of our unregistered common stock. The conversion of the Platinum Note into shares of common stock was exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof, as the securities were exchanged for other securities of the issuer and no commission or other remuneration was paid in relation to such exchange.

On July 3, 2009, the Company and Hawk entered into a Letter Agreement relating to the payment by the Company of certain management services fees owed to Hawk and the extension of a promissory note issued by the Company in favor of Hawk.  H. Vance White is an officer and director of Hawk and served as our Chairman of our Board of Directors until June 10, 2009.  Pursuant to the Letter Agreement, we agreed to issue Hawk 3,218,878 unregistered shares of our common stock to satisfy in full an aggregate of $200,000 in management services fees that were payable to Hawk pursuant to the terms of certain management services agreements entered into with Hawk in August 2007 and January 2008. For this transaction, we relied upon the exemption from registration provided by Section 4(2) of the Securities Act based upon (i) the fact that the recipient has knowledge and experience in investing in securities such that it could evaluate merits and risks related to our securities; (ii) that no general solicitation of the securities was made by us; (iii) the securities issued were “restricted securities” as that term is defined under Rule 144 promulgated under the Securities Act and appropriate restrictive legends have been included on the certificates representing the securities.

Item 3.  Defaults Upon Senior Securities

Pursuant to the terms of that certain Limited Recourse Promissory Note dated June 6, 2008 in the principal amount of Cdn$6,750,000 issued by Hunter Bates payable to Mr. George Otten (on behalf of all of the sellers) in consideration of the acquisition of the Bates-Hunter Mine property, Hunter Bates was obligated to make an initial payment of Cdn$250,000 on or before December 1, 2008, which was subsequently extended multiple times. On June 1, 2009, the parties entered into a standstill letter agreement, whereby the sellers agreed they would not, prior to August 1, 2009, take any enforcement actions or exercise any rights of default under the note and extend the initial payment to July 31, 2009.  In consideration for entering into the standstill agreement, two payments of Cdn$12,500 were made in June and July 2009. Since July 31, 2009, Hunter Bates has been in continued discussions with the sellers regarding the payment obligation. Furthermore, on November 13, 2009, the initial Cdn$250,000 payment obligation due under the note was satisfied.

The maturity date for our payment obligations under that certain Amended and Restated Convertible Promissory Note dated March 17, 2009 issued in favor of London Mining in the principal amount of $1,000,000 was August 22, 2009.  As of the date of this Quarterly Report, the outstanding principal and interest on this note is $1,083,266.  We have been in discussions with London Mining to resolve our payment obligations under the note.

Item 4    Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits

Exhibit	Description
4.1	Warrant dated July 1, 2009 in favor of Hawk Uranium Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 9, 2009).
10.1	Letter Agreement with Hawk Uranium Inc dated July 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2009).
10.2	Form of unsecured promissory note of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2009).
10.3
Stock Purchase Agreement dated September 29, 2009 by and among certain Shareholders of Princeton Acquisitions, Inc., and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2009).

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

Date: November 23, 2009

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer