Form 10-K
period 2009-12-31
WITS BASIN PRECIOUS MINERALS INC
filed 2010-04-15
CIK 912875

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2009
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

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

The aggregate market value of the Registrant’s common stock held by non-affiliates as of June 30, 2009 was approximately $12,500,000, based on the closing sale price of $0.09 per share as reported on the OTCBB for the Company’s common stock on June 30, 2009.

On April 13, 2010, there were 169,112,367 shares of common stock issued and outstanding, which is the Registrant’s only class of voting stock.

Documents Incorporated by Reference: None.

WITS BASIN PRECIOUS MINERALS INC.

Annual Report on Form 10-K
For the Year Ended December 31, 2009

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

PART I

ITEM 1.  BUSINESS

OVERVIEW

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of December 31, 2009, we hold (i) a majority equity interest of approximately 94% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (the “Bates-Hunter Mine”), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing  iron ore mine and processing plant in the People’s Republic of China, (the “PRC”), (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (the “FSC Project”) and (iv) certain rights in the Vianey Concession in Mexico. The following is a summary of these projects:

•
On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Standard Gold, Inc., a Colorado corporation (“Standard Gold”) (formerly known as Princeton Acquisitions, Inc., a public shell corporation at the time) completed a reverse acquisition via a share exchange with Hunter Bates and all of its shareholders, whereby the holders of capital securities of Hunter Bates exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Standard Gold (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse merger) and Hunter Bates became a wholly owned subsidiary of Standard Gold. We hold an aggregate of 21,513,544 shares of Standard Gold common stock (or approximately 94% of the issued and outstanding shares of common stock) and thus, Standard Gold is a majority owned subsidiary of ours. Standard Gold’s common stock is quoted on the OTCBB under the symbol “SDGR.”

•
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement, dated March 17, 2009 by and between London Mining and the Company, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions (A Shares are entitled to 99%) until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. At that time, we deconsolidated CGMR (BVI) as a subsidiary of ours.

•
We hold a 35% equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, a South African entity (“Kwagga Pty”), holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. From October 2003 through August 2005, we completed only two range-finding drillholes (our $2,100,000 investment to acquire the 35% equity was utilized to fund the drillholes) and we have not performed any further exploration activities since. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65% of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados, which agreement required completion on or before June 30, 2009. Documentation has been submitted to obtain the consent of South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”) to allow for the sale of the controlling interest in Kwagga Pty to a U.S. company, all of which is still under review. We have a verbal agreement from AfriOre regarding an extension to obtain consent from the DME. Other than limited maintenance of the prospecting rights, no other activities will be conducted until consent is issued by the DME.

•
In October 2007, we executed an amendment to a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”), and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50% undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). Based on our further due diligence on the Vianey, we have determined that it is necessary to increase the size of the land package in order for this project to be a viable exploration endeavor. Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Due to the limited possibility of return on capital and since we do not anticipate providing any significant funding for the foreseeable future, we have deemed this project immaterial to our project portfolio.  If any significant event should occur relating to the Vianey after the date of this report, we will report it accordingly, otherwise this project will not be commented on in the future.

As of December 31, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Annual Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

OUR HISTORY

We were originally incorporated under Colorado law in December 1992 under the name Meteor Industries, Inc.  In conjunction with our April 2001 merger with activeIQ Technologies Inc, we reincorporated under Minnesota law and changed our name to Active IQ Technologies, Inc. In June 2003, following our transaction to acquire the rights to the FSC Project, we changed our name to Wits Basin Precious Minerals Inc., in order to further associate our corporate name with our new business model of minerals exploration.

Effective May 1, 2003, we became an exploration stage company due to the sale of our prior business models and we will continue reporting as an exploration stage company until such time as one of our exploration projects provides recordable revenues or we otherwise complete an acquisition or joint venture with business models that have operating revenues.

OUR EXPLORATION PROJECTS

BATES-HUNTER MINE

Overview

On January 21, 2005, Wits Basin acquired an option to purchase all of the outstanding capital stock of the Hunter Gold Mining Corp. (a corporation incorporated under the laws of British Columbia, Canada) who held all of the assets of the Bates-Hunter Mine.  On July 21, 2006, Wits Basin executed a stock purchase agreement to supersede the option agreement. On September 20, 2006, Wits Basin executed an Asset Purchase Agreement to purchase the Bates-Hunter Mine on different economic terms than previously agreed upon in the stock purchase agreement or option. On June 12, 2008, Wits Basin entered into a fifth amendment to the Asset Purchase Agreement to, among other changes, reflect its assignment of its rights in the Asset Purchase Agreement to Hunter Bates and thereby allowing Hunter Bates to complete the acquisition of the Bates-Hunter Mine. The acquisition of the assets (which included land, buildings, equipment, mining claims and permits) of the Bates-Hunter Mine was completed on June 12, 2008.

The Asset Purchase Agreement was financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten in the principal amount of Cdn$6,750,000 ($6,736,785 US as of June 12, 2008) and the issuance of 3,620,000 shares of Wits Basin common stock with a fair value of $0.205 per share (the closing sale price on June 11, 2008) totaling $742,100. Furthermore, the Asset Purchase Agreement requires the following additional compensation: (i) a 2% net smelter return royalty on all future production, with no limit; (ii) a 1% net smelter return royalty (up to a maximum payment of $1,500,000); and (iii) a fee of $300,000 to be paid in cash. Wits Basin incurred acquisition costs of $380,698.

The Bates-Hunter Mine is located about 35 miles west of Denver, Colorado and is located within the city limits of Central City. The Central City mining district lies on the east slope of the Front Range where elevations range from 8,000 feet in the east to 9,750 feet in the west. Local topography consists of gently rolling hills with local relief of as much as 1,000 feet.

The mine site is located in the middle of a residential district within the city limits of Central City and is generally zoned for mining or industrial use. The Bates-Hunter Mine shaft is equipped with an 85 foot tall steel headframe and a single drum hoist using a one inch diameter rope to hoist a two ton skip from approximately 1,000 feet deep. A water treatment plant has been constructed adjacent to the mine headframe. This is a significant asset given the mine site location and current gold prices.

Geology

The regional geology of the Central City district is not “simple” but the economic geology is classically simple. The Precambrian granites and gniesses in the area were intensely fractured during a faulting event resulting in the emplacement of many closely spaced and roughly parallel veins. The veins are the result of fracture filling by fluids that impregnated a portion of the surrounding gneisses and granites with lower grade gold concentrations “milling ore” and usually leaving a high grade “pay streak” of high grade gold sulphides within a quartz vein in the fracture. There are two vein systems present, one striking east-west and the other striking sub parallel to the more predominant east-west set. These veins hosted almost all of the gold in the camp. The veins vary from 2 to 20 feet in width and dip nearly vertical. Where two veins intersect, the intersection usually widens considerably and the grade also increases, sometimes to bonanza grades. In the Timmins camp, this same feature was described as a “blow out” and resulted in similar grade and thickness increases. The Bates vein in the area of the Bates-Hunter Mine has been reported to have both sets of veins and extremely rich “ore” where the two veins intersected. These veins persist to depth and consist of gold rich sulphides that include some significant base metal credits for copper and silver.

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

Through August 2008, over 12,000 feet of drilling was accomplished, which provided detailed data, which has been added to the existing 3-D map of the region. Several narrow intervals of potential ore grade gold values were intersected, which require further exploration efforts to delineate any valuation.

Our Exploration Plans

With what has been compiled so far, including surface drill results, underground and surface geologic mapping and sampling, assay testing, detailed surface surveys of mineral claims and outcropping veins, research of structural geology of the vein systems and computer modeling with three-dimensional software, Standard Gold is continuing to define what possible next steps can be implemented and what those steps will require in funding. No further exploration activities will be conducted at the Bates-Hunter Mine until such time as Standard Gold can obtain sufficient funds. Standard Gold has taken measures to secure the property while it remains inactive.

KWAGGA GOLD (BARBADOS) LIMITED AND THE FSC PROJECT

Overview

By September 2004, we invested $2,100,000 to acquire a 35% equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, holds mineral exploration rights in South Africa (pursuant to an August 27, 2004 “Shareholders Agreement”).  We refer to this as the “FSC Project” and it is located adjacent to the historic Witwatersrand Basin. In December 2007, we entered into a new agreement, the “Sale of Shares Agreement” with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65% of Kwagga Barbados, whereby we have the option to acquire all of AfriOre’s interest in Kwagga Barbados. Our ownership in Kwagga Barbados was facilitated through a transaction with Hawk Uranium Inc. (“Hawk”) in 2003. H. Vance White, an officer and director of Hawk served on our board of directors until July 10, 2009.

In order for us to acquire the remaining 65% interest pursuant to the Sale of Shares Agreement, all of the following must occur: (1) South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”), must consent in writing to the change in the controlling interest in Kwagga (Proprietary) as per South African law; (2) we must incur exploration expenditures in the aggregate amount of at least $1.4 million; and (3) we must pay to AfriOre an amount equal to $1.162 million within three months following the final date of the completion of the required $1.4 million exploration expenditures. The closing of this transaction will occur three business days following the receipt of the DME consent (provided certain other conditions have then been satisfied), at which time we will acquire the remaining 65% interest and simultaneously grant to AfriOre a security interest in that 65% interest as collateral for the performance of our obligations under the Sale of Shares Agreement. Such security interest will not be released by AfriOre until such time as we incur the exploration expenditures described above and make the $1.162 million payment to AfriOre. As additional consideration for entering into the Sale of Shares Agreement, AfriOre will be entitled to a 2% gross royalty on all sales of gold and any other minerals by us relating to the FSC Project. We may buy back 1% of the 2% gross royalty for a one-time cash payment of $2 million upon delivery of a bankable feasibility study.

Should consent be issued by the DME, then the 2004 Shareholders Agreement will be superseded by the Sale of Shares Agreement. Under the terms of the Sale of Shares Agreement, as amended, consent was to be obtained by the DME on or before June 30, 2009. We have continued its verbal discussion with AfriOre regarding an extension of the termination date of the Sale of Shares Agreement. Should consent be denied by the DME or should AfriOre not provide any further extensions of the termination date, then the Sale of Shares Agreement will lapse and the 2004 Shareholders Agreement shall remain in full force and effect. Furthermore, we have been in communications with the DME with respect to our application for such consent.

In November 2008, AfriOre informed us that they would not be providing any additional funding and that it was our responsibility to maintain the permits and land claims of the FSC Project. Therefore, in November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to the Company of $60,000 in consideration of a 90-day promissory note in order to provide temporary funding to Kwagga. We recorded these proceeds as an investment in Kwagga and will recognize 100% of the expenses (attributable to a loss in subsidiary) related to such permit and land claim maintenance expenditures.  The Hawk loan was satisfied on December 24, 2009.

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

The second drillhole, BH48 (which was completed in August 2005) was drilled to a depth of 2,559 meters (approximately 8,400 feet) and intersected over 600 meters of quartzites, below cover rocks which included a relatively thin succession of Transvaal Supergroup sedimentary rocks (160 meters) and Ventersdorp Supergroup lavas (132 meters) below the Karoo Supergroup rocks. The quartzites have been positively identified as Witwatersrand rocks, both through stratigraphic correlation and age dating analysis. Although the age dating determinations indicated an age of the quartzites in accordance with that of the Witwatersrand Supergroup, expert consultants engaged by AfriOre correlated the quartzites with the West Rand Group of the Witwatersrand Supergroup. Also identified in BH48 were a number of bands of pyrite mineralization which, while returning assays results with negligible amounts of gold, nevertheless were consistent with similar features encountered throughout the rocks in the main Witwatersrand Basin.

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

Six potential sites for proposed future drilling have been identified for consideration. Based on inquiries made in December 2008, preliminary estimates for drilling a single 2,000 meter drillhole was estimated at $750,000. Also, it has been recommended that additional seismic and drillhole information be purchased from a third party to enhance the interpretation of the potential six exploration sites. Any of these costs would qualify for our minimum exploration expenditures of $1,400,000 required under the Sale of Shares Agreement. Therefore, in order to move this project to its next phase of exploration, we would need to raise at least $2,562,000 in dedicated funds. We will continue to seek financing arrangements from sources that have interests in the gold fields of South Africa in order to move this project to its next phase.

VIANEY MINE CONCESSION

In October 2007, we executed an amendment to the formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”) and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50% undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”).  Through September 2007, we paid an aggregate of $600,000 and issued an aggregate of 2.6 million shares of our unregistered common stock (valued at $685,000) to Journey for our interest. The book value of our interest in Vianey was $0 at December 31, 2007. We recorded no expenditures during 2009 on this project.

Based on our further due diligence on the Vianey, we have determined that it is necessary to increase the size of the land package in order for this project to be a viable exploration endeavor. Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Journey remains the operator of the project and has other specific tasks to be performed.

Due to the limited possibility of return on capital and since we do not anticipate providing any significant funding for the foreseeable future, we have deemed this project immaterial to our project portfolio.  If any significant event should occur relating to the Vianey after the date of this report, we will report it accordingly, otherwise this project will not be commented on in the future.

TRANSACTIONS IN THE PEOPLE’S REPUBLIC OF CHINA

During 2007, we made a direct $5 million investment through one of our wholly owned subsidiaries to the sellers of the iron ore PRC Properties (the processing plant of Nanjing Sudan Mining Co. Ltd and the iron ore mine of Xiaonanshan Mining Co. Ltd), which secured our right to purchase these assets and provided the sellers with working capital. The original heads of agreement, that certain Equity and Asset Transfer Heads of Agreement, dated May 4, 2007, went through a series of amendments and assignments. As of December 31, 2008, we only held the rights to acquire these iron ore mining properties and, therefore, we continued to record the $5 million as an advanced payment for the eventual purchase of the iron ore properties until such time as we had some type of resolution.

On December 17, 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours under the name of China Global Mining Resources (BVI) Limited (“CGMR (BVI)”) to serve as the joint venture entity proposed with London Mining. On December 23, 2008, we sold our 100% equity ownership of China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”) to CGMR (BVI) for $4.8 million, whereby CGMR HK became a wholly owned subsidiary of CGMR (BVI). CGMR HK was assigned all of our rights to acquire the PRC Properties. Due to this sale occurring between two commonly controlled entities, no gain ($4.8 million) was recorded by the Company. We still owned 100% of both CGMR’s as of December 31, 2008.

On March 17, 2009, we entered into an amended and restated subscription agreement with London Mining (the “LM Subscription Agreement”), whereby they acquired a 50% equity interest in CGMR (BVI) by paying an aggregate of $38.75 million for 100 A Shares. We hold the remaining 50% equity interest in CGMR (BVI) in the form of 100 ordinary B Shares. All shares have equal voting rights and the board of directors was split equally between the two equity owners as well. Contemporaneously, CGMR (BVI) (through CGMR HK) completed the acquisition of the PRC Properties. Pursuant to the LM Subscription Agreement, we entered into a shareholders’ agreement with London Mining (the “LM Shareholders’ Agreement”) setting forth certain preferences of the A Shares and governance terms applicable to CGMR (BVI).  The A Shares carry a preference with respect to return of capital and distributions until such time as an aggregate of $44.5 million (which includes the subscription amount of $38.75 million and $5.75 million in the form of a loan made to us) is returned or distributed to the holders of the A Shares (the “Repayment”). The A Shares preference entitles the holders of the A Shares to 99% of the distributions of CGMR (BVI) until Repayment, while the B Shares that we hold will receive a 1% distribution until such time London Mining’s investment is returned. After Repayment, London Mining will be entitled to 60% of the distributions and the Company 40% until the PRC Properties achieve an annual production output of 850,000 tons of iron ore. Upon achievement of such production, the respective holders of the A Shares and the B Shares, each as a class, will be entitled to 50% of the distributions. Additionally, London Mining is entitled under the LM Shareholders’ Agreement to a management fee in the amount of $5.5 million for the first year following the acquisition, and $4.5 million annually thereafter until Repayment.  In the event Repayment occurs within three years, we may be entitled to receive a portion of the aggregate management fee paid to London Mining.  Under the LM Shareholders’ Agreement, we will be required to indemnify London Mining in the event certain events occur prior to Repayment, including (i) certain payments made under the consulting agreement with Mr. Lu (the seller of the PRC Properties) that are to be deferred, (ii) failure to complete the acquisition of the Matang iron ore deposit located in the Anhui Province of the PRC, (iii) payments incurred in developing Matang in accordance with the business plan relating to the operation of the PRC Properties, or (iv) a material deviation from the business plan relating to the operation of the PRC Properties. Our indemnification, if any, would be satisfied by the transfer of a number of our B Shares, having a fair market value equal to the indemnified amount as determined under the LM Shareholders’ Agreement. The LM Shareholders’ Agreement further provides for transfer restrictions agreed between the parties, including rights of first refusal, drag along and tag along rights.

Subject to the provisions of the LM Shareholders’ Agreement, the Company has a 50% equity interest, equal voting rights and an equal representation on the board.  Therefore, the Company can exercise influence over the operations and financial policies of the joint venture but does not exercise control.

CGMR (BVI)’s current activities relate to processes that will optimize the extraction levels at the Xiaonanshan iron ore open mine and to increase recoveries and concentrate grade at the Sudan processing plant. Furthermore, CGMR (BVI) has undertaken a program to define the existing resource and to acquire further deep mining rights at Xiaonanshan, to provide payments to the seller in accordance with the original acquisition agreement and is investigating its options in order to raise the funding necessary to assist in acquiring certain adjacent operations in order to form the basis for future expansion plans.

Effective with the consummation of the joint venture, the $5 million advance was not considered a partial payment on the iron ore properties purchase price but rather an advance still due back from the sellers. This accounting treatment, however, was subject to different interpretation by the joint venture partners and therefore, for the year ended December 31, 2009, the Company impaired the $5 million to $0.

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

PRODUCTS AND SERVICES

As of December 31, 2009, we hold (i) an equity interest of approximately 94% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing iron ore mine and processing plant in the PRC, (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (FSC Project) and (iv) certain rights in the Vianey Concession in Mexico.

EXPLORATION AND DEVELOPMENT EXPENSES

If we acquire a project that has no revenue, exploration expenses will be charged to expense as incurred.

EMPLOYEES

As of December 31, 2009, we employ three individuals under the Wits Basin parent corporation – our chief executive officer, our president and our chief financial officer. Standard Gold (a majority owned subsidiary) employs one mine related employee at the Bates-Hunter Mine. None of our employees are represented by a labor union and we consider our employee relations to be good.

FINANCIAL INFORMATION IN INDUSTRY SEGMENTS

During the year ended December 31, 2009, our continuing operations included one reportable segment: that of minerals exploration.

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

The issuance of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell our securities at times and prices that you feel are appropriate. As of April 13, 2010, we had 169,112,367 shares of common stock issued and outstanding. Furthermore, we have reserved for issuance (i) 15,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 78,046,403 shares of common stock issuable upon the exercise of outstanding warrants and (iii) an aggregate of 29,513,304 shares of common stock issuable under outstanding convertible debt agreements.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE CURRENTLY DO NOT HAVE ENOUGH CASH TO FUND OPERATIONS, DEBT REDUCTION OR POTENTIAL ACQUISITIONS DURING 2010.

As of April 14, 2010, we had only approximately $113,000 of cash and cash equivalents on hand.  Since we do not expect to generate any revenue from operations in 2010, we will be required to raise additional capital in financing transactions in order to satisfy our expected cash expenditures. Included in the expected cash expenditures is approximately $13,500,000 in debt that will become due during 2010, assuming some or all of such debt is not converted into equity prior to such date. Accordingly, we will require additional funds during 2010.

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

WE HAVE VERY LIMITED ASSETS IN OPERATION.

After we sold all of our prior business models in 2003, we became an exploration stage company and do not anticipate having any revenues from operations until an economic mineral deposit is put into production or unless we complete other acquisitions or joint ventures with business models that produce such revenues. As of April 13, 2010, we hold (i) an equity interest of approximately 94% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (FSC Project) and (iii) certain rights in the Vianey Concession in Mexico. None of these properties may ever produce any significant mineral deposits.

With respect to our equity interest in CGMR (BVI), due to the disproportionate distributions stipulated in the LM Shareholders’ Agreement, our proportional 1% return on CGMR (BVI) assets utilized in the operations at the mine and processing plant, provides little return to the Company at this time and there can be no guarantees that it may ever result in significant returns to the Company.

WE ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

Since becoming an exploration stage company in May 2003 through December 31, 2009, we have incurred an aggregate net loss of $67,654,919.  We expect operating losses to continue for the foreseeable future and may never be able to operate profitably.

OUR INDEPENDENT AUDITORS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have had net losses for each of the years ended December 31, 2009 and 2008, and we have an accumulated deficit as of December 31, 2009. Since the financial statements for each of these periods were prepared assuming that we would continue as a going concern, in the view of our independent auditors, these conditions raise substantial doubt about our ability to continue as a going concern. Furthermore, since we do not expect to generate any significant revenues from operations for the foreseeable future, our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

CERTAIN OF OUR AGREEMENTS REQUIRE PAYMENTS IN FOREIGN CURRENCIES AND ARE SUBJECT TO EXCHANGE RATE FLUCTUATIONS.

Certain of our acquisition agreements (including certain of those we hold in our subsidiaries) and other agreements we have entered require payments in foreign currencies, including the Canadian Dollar and the South African Rand. It is possible that we will enter into other agreements for future acquisitions or work relating to our various mining interests that will require payment in currencies other than the U.S. Dollar. Fluctuations in exchange rates, in particular between the U.S. Dollar and other currencies, can affect the actual amounts of these payments and potentially may be in excess of the amounts we have budgeted for payment of these fees and other payments.

RISKS RELATING TO OUR BUSINESS

WE WILL REQUIRE ADDITIONAL FINANCING TO CONTINUE TO FUND OUR CURRENT EXPLORATION PROJECT INTERESTS OR TO ACQUIRE INTERESTS IN OTHER EXPLORATION PROJECTS.

Substantial additional financing will be needed in order to fund beyond the current exploration programs underway or to potentially complete further acquisitions or complete other acquisitions or joint ventures with other business models.  Our means of acquiring investment capital is limited to private equity and debt transactions. We have no significant sources of currently available funds to engage in additional exploration and development.  Without significant additional capital, we will be unable to fund exploration of our current property interests or acquire interests in other mineral exploration projects that may become available. See “—Risks Relating to Our Financial Condition – We Currently Do Not Have Enough Cash to Fund Operations During 2010.”

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

CERTAIN OF OUR DIRECTORS AND OFFICERS MAY HAVE CONFLICTS OF INTEREST WITH REGARD TO CERTAIN TRANSACTIONS TO WHICH WE OR OUR AFFILIATES MAY BE PARTIES.

Stephen D. King, our Chief Executive Officer, is a director of CGMR (BVI) and Dr. Clyde Smith, our President, is a representative on the CGMR (BVI) Management Committee.  Additionally, Messrs. King and Smith serve as paid consultants to CGMR (BVI). As a result of Messrs. King and Smith’s affiliation with CGMR (BVI) and its subsidiaries, conflicts of interest may arise with the Company.

THE OPERATORS OF OUR EXPLORATION PROJECTS MAY NOT HAVE ALL NECESSARY TITLE TO THE MINING EXPLORATION RIGHTS.

We expect that Kwagga (Barbados), Kwagga (Proprietary), Journey and CGMR (BVI) will have good and proper right, title and interest in and to the respective mining exploration rights they currently own, have optioned or intend to acquire and that they will explore and develop. Such rights may be subject to prior unregistered agreements or interests or undetected claims or interests, which could materially impair our ability to participate in the development of our projects. The failure to comply with all applicable laws and regulations, including failure to pay taxes and to carry out and file assessment work, may invalidate title to portions of the properties where the exploration rights are held.

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

Holders of old-order mining rights are required to apply for conversion of their old order rights into new order mining rights in terms of the Act. Once a new order right is granted, security of tenure is guaranteed for a period of up to 30 years, subject to ongoing compliance with the conditions under which the right has been granted. A mining right may be renewed for further periods of up to 30 years at a time, subject to fulfillment of certain conditions. We will be required to apply for new order rights before we can further explore in South Africa and at this time, can not estimate the costs involved to proceed.

DUE TO LEGISLATION ENACTED IN SOUTH AFRICA, KWAGGA (PROPRIETARY) WILL BE REQUIRED TO SELL A SUBSTANTIAL AMOUNT OF ITS STOCK, WHICH WOULD DILUTE OUR EQUITY POSITION IN KWAGGA.

In accordance with the Broad-Based Socio-Economic Empowerment Charter for the South African mining industry, Kwagga (Proprietary) must sell 26% of its capital stock at fair market value to a Black Economic Empowerment investor by 2014.  Any investment by such a group will dilute our ownership of Kwagga (Proprietary) and, accordingly, the right to receive profits generated from the FSC Project, if any.

DOING BUSINESS IN CHINA

The Chinese economy differs from the economies of most developed countries in many respects, including:

•	the amount of government involvement;
•	the level of development;
•	the growth rate;
•	the control of foreign exchange; and
•	the allocation of resources.

The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us and CGMR (BVI). For example, CGMR (BVI)’s ability to make distributions may be adversely affected by government control over capital investments or changes in applicable tax regulations. The PRC government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE ANY REVENUES EFFECTIVELY.

Foreign exchange transactions by companies under China’s capital account continue to be subject to significant foreign exchange controls and require the approval of PRC governmental authorities. There may be restrictions for us to receive any funds from the PRC iron ore joint venture.

ITEM 2.  PROPERTIES

Our corporate office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773, in which we occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, pursuant to a lease agreement that expires May 31, 2010, which requires monthly payments of $1,261.  We believe that our current corporate facilities are adequate for our current needs.

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine located in Central City, Colorado, which includes a water treatment plant, headframe building and the land, financed through a limited recourse promissory note. Hunter Bates incurs no rent expenses at the mine site, but does incur the basic heat, light and water operating expenses. We do not claim to have any mineral reserves at the Bates-Hunter Mine and further development is contingent upon available funds.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings out of the ordinary course of our business.

PART II

ITEM 4.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTCBB under the symbol “WITM.”  As of April 13, 2010 the last closing bid price of our common stock as reported by OTCBB was $0.07 per share. The following table sets forth for the periods indicating the range of high and low bid prices of our common stock:

Period	High	Low

Quarter Ended March 31, 2008	$0.33	$0.18
Quarter Ended June 30, 2008	$0.25	$0.14
Quarter Ended September 30, 2008	$0.21	$0.10
Quarter Ended December 31, 2008	$0.15	$0.05

Quarter Ended March 31, 2009	$0.13	$0.05
Quarter Ended June 30, 2009	$0.10	$0.05
Quarter Ended September 30, 2009	$0.08	$0.03
Quarter Ended December 31, 2009	$0.09	$0.07

Quarter Ended March 31, 2010	$0.09	$0.05

The quotations from the OTCBB above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions.

RECORD HOLDERS

As of April 13, 2010, there were approximately 195 record holders of our common stock, excluding shareholders holding securities in “street name.” Based on securities position listings, we believe that there are approximately 3,100 beneficial holders of our common stock in “street name.”

DIVIDENDS

We have never paid cash dividends on our common stock and have no present intention of doing so in the foreseeable future. Rather, we intend to retain all future earnings to provide for the growth of our Company. Payment of cash dividends in the future, if any, will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

RECENT SALES OF UNREGISTERED SECURITIES

In addition to the sales of unregistered securities that we reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K during fiscal year ended 2009, we made the following sales of unregistered securities during the quarter ended December 31, 2009.

In November 2009, we issued 1,100,000 shares of our common stock to an affiliated foreign consultant for services related to the CGMR (BVI) joint venture. The fair value was $99,000.

In December 2009, in consideration of an extension on the maturity date from a note holder, we issued 300,000 shares of common stock.  The fair value was $20,661.

During November and December 2009, we received notices to convert $128,645 of principal of the Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note into 2,195,329 shares of our common stock, conversion rates ranging from $0.0573 to $0.0595 per share.

From October to December 2009, through a private placement, we accepted subscriptions for 6,300,000 shares of our common stock at a price of $0.05 per share and received gross proceeds of $315,000 less offering costs of $31,821. As additional consideration, the Company entered into a private option with each subscriber, such that for each 200,000 shares of Wits Basin common stock they purchased in the private placement, they hold an option to purchase from Wits Basin 20,000 units (“Standard Gold Units”) of Standard Gold, at a price of $0.50 per Standard Gold Unit. Each Standard Gold Unit consists of one share of Standard Gold common stock and a warrant to purchase a share of Standard Gold common stock at an exercise price of $1.00 per share.  Wits Basin purchased 630,000 Standard Gold Units from Standard Gold and is holding the Standard Gold Units in reserve should the option holders exercise their option.

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

As of December 31, 2009, we hold (i) an equity interest of approximately 94% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing iron ore mine and processing plant in the PRC, (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (FSC Project) and (iv) certain rights in the Vianey Concession in Mexico.

Bates-Hunter Mine

On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Standard Gold, Inc., a Colorado corporation (“Standard Gold”) (formerly known as Princeton Acquisitions, Inc., a public shell corporation at the time) completed a reverse acquisition via a share exchange with Hunter Bates and all of its shareholders, whereby the holders of capital securities of Hunter Bates exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Standard Gold (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse merger) and Hunter Bates became a wholly owned subsidiary of Standard Gold. We hold an aggregate of 21,513,544 shares of Standard Gold common stock (or approximately 94% of the issued and outstanding shares of common stock) and thus, Standard Gold is a majority owned subsidiary of ours. Standard Gold’s common stock is quoted on the OTCBB under the symbol “SDGR.”

Through August 2008, a total of approximately 12,000 feet of surface drilling has been accomplished on the Bates-Hunter Mine properties, which provided detailed data, which has been added to our existing 3-D map of the region. With the surface drilling program completed in August 2008, no further exploration activities will be conducted at the Bates-Hunter Mine until such time as sufficient funds have been acquired to resume exploration activities.

China Global Mining Resources

On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement, dated March 17, 2009 by and between London Mining and the Company, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. Due to the disproportionate distributions stipulated in the joint venture agreement and since the joint venture is struggling to have enough cash flow to make the required payments to the seller under the original terms of the purchase agreement, our proportional 1% interest has been impaired to $0 as of December 31, 2009.

CGMR (BVI)’s current activities relate to improving processes that will optimize the extraction levels at the Xiaonanshan iron ore open mine and to increase recoveries and concentrate grade at the Sudan processing plant. In the year ending 2009, the joint venture mined over 1 million tonnes of ore (since April 2009) and produced approximately 273,000 tonnes of magnetite concentrate at an average grade of 62% Fe. Furthermore, CGMR (BVI) has undertaken a program to define the existing resource and to acquire further deep mining rights at Xiaonanshan, to provide payments to the seller in accordance with the original acquisition agreement and is investigating its options in order to raise the funding necessary to assist in acquiring certain adjacent operations in order to form the basis for future expansion plans.

Kwagga Gold (Barbados)

We hold a 35% equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, a South African entity (“Kwagga Pty”), holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. From October 2003 through August 2005, we completed only two range-finding drillholes (our $2,100,000 investment to acquire the 35% equity was utilized to fund the drillholes) and we have not performed any further exploration activities since. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65% of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. We have submitted documentation to obtain the consent of South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”) to allow for the sale of the controlling interest in Kwagga Pty to a U.S. company, which is still under review. Other than limited maintenance of the prospecting rights, no other activities will be conducted until consent is issued by the DME. Furthermore, we have been in communications with the DME with respect to our application for such consent.

Vianey Mine Concession

In October 2007, we executed an amendment to a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”), and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50% undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). Based on our further due diligence on the Vianey, we have determined that it is necessary to increase the size of the land package in order for this project to be a viable exploration endeavor. Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint. Due to the limited possibility of return on capital and since we do not anticipate providing any significant funding for the foreseeable future, we have deemed this project immaterial to our project portfolio.  If any significant event should occur relating to the Vianey after the date of this report, we will report it accordingly, otherwise this project will not be commented on in the future.

Summary

As of December 31, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants.  These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights. By completing the Share Exchange, we anticipate Standard Gold and Hunter Bates will operate as a separate gold-focused consolidated entity. Previously, our main focus was only in gold exploration projects, future projects will also involve other minerals, such as our entry into the Chinese iron ore properties.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008.

Revenues

We had no revenues from continuing operations for the years ended December 31, 2009 and 2008. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that allow us to report such results.

Operating Expenses

General and administrative expenses were $3,103,517 for 2009 as compared to $7,631,564 for 2008. Of the $3,103,517 recorded for general and administrative expenses in 2009, approximately $1,306,000 relates to non-cash compensation charges for options, warrants and common stock issuances and/or modifications, approximately $479,000 relates to public relations services, consulting fees and shareowner services, approximately $465,000 relates to wages and salaries, we recorded approximately $325,000 in expenses related to the Share Exchange with Princeton Acquisitions and approximately $214,000 relates to our due diligence processes on the China mining properties (travel and visa requirements, site visits and significant costs with consultants and attorneys). Of the $7,631,564 recorded for general and administrative expenses in 2008, approximately $2,185,000 relates to our due diligence processes on the China mining properties (travel and visa requirements, site visits and significant costs with consultants and attorneys), $1,752,000 relates to public relations services, consulting fees and shareowner services, approximately $534,000 relates to wages and salaries and $2,210,000 relates to non-cash compensation charges for options, warrants and common stock issuances and/or modifications. We anticipate that our operating expenses will increase over the next fiscal year due to our continued plans to develop or obtain additional exploration projects.

Exploration expenses relate to the issuance of stock and warrants for acquiring mining rights and cash expenditures being reported on the work-in-process from the various project operators. Exploration expenses were $222,677 for 2009 as compared to $1,625,018 for 2008. Exploration expenses for 2009 relate to the Bates-Hunter Mine, our other international projects we are performing due diligence on and direct costs related to our prior attempt to sell 65% of the FSC Project to Communications DVR Inc. (“DVR”), a Canadian capital pool company. DVR terminated its intent to purchase our interest in June 2009. Exploration expenses for 2008 relate primarily to the expenditures at the Bates-Hunter Mine, which accounted for $1,412,154. For 2010, based on the scenario that dedicated funding is secured for any project, we anticipate that exploration expenses would increase over 2009 levels.

Depreciation for 2009 was $105,723 as compared to $65,142 for 2008, which represents straight-line depreciation of fixed assets purchased for work being performed at the Bates-Hunter Mine. We anticipate that depreciation expense will remain at current levels over the next fiscal year.

Immediately prior to the completion of the Share Exchange, pursuant to the terms of that certain Stock Purchase Agreement, dated September 29, 2009, by and among certain shareholders of Standard Gold common stock (collectively, the “Sellers”) and Wits Basin, Wits Basin purchased from the Sellers an aggregate of 1,383,544 shares of Standard Gold’s common stock for $262,500 and incurred $63,012 in associated legal and consulting fees. We recorded that aggregate $325,512 as merger transaction costs since the purchase of those 1,383,544 Standard Gold shares were required in order to effect the Hunter Bates reverse acquisition with Standard Gold.

Due to the disproportionate distributions stipulated in the joint venture agreement with London Mining and since the joint venture is struggling to produce enough cash flow to make the required payments to the seller under the original terms of the purchase agreement, the Company recorded an impairment charge of $5,770,814 on all of our assets attributable to CGMR (BVI) at December 31, 2009.

In 2008, we recorded $12,362 in losses related to certain assets that became damaged and un-repairable, which were being utilized for de-watering at the Bates-Hunter Mine site.

We recorded $18,252 and $18,012 in losses from equity investments in partially-owned affiliates for the years ended December 31, 2009 and 2008, respectively. We recorded a loss of $11,566 for the year ended December 31, 2009 for Kwagga Barbados and we recorded our 1% loss in CGMR (BVI) of $6,686 for the period from March 17, 2009 to September 30, 2009. In the fourth quarter of 2009, we impaired our entire investment in CGMR (BVI) and therefore, have not recorded our 1% of the joint venture loss, which would have made our investment negative at December 31, 2009.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense, gains from deconsolidation of our wholly owned subsidiaries and non-cash foreign currency adjustments. Interest income was $19 for 2009 as compared to $813 for 2008. We anticipate that our interest income will remain on levels similar to 2009 levels.

Interest expense for 2009 was $6,417,726 and $3,292,448 for 2008, which includes non-cash charges for 2009 and 2008 of $5,013,452 and $1,958,844, respectively. The non-cash charges relate to the amortization of debt issuance costs, amortization of original issue discounts, amortization of discounts relating to warrants and beneficial conversion features, extensions to debt agreements and additional rights granted to the promissory note holders. We expect interest expense to continue to increase during 2010, at amounts greater than previously recorded due to our existing debt and our continued need for cash.

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

In December 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours, CGMR (BVI), to serve as the joint venture entity with London Mining. On March 17, 2009, we entered into a subscription agreement and a shareholders’ agreement with London Mining, whereby they acquired a 50% equity interest in CGMR (BVI). We recorded a gain in the deconsolidation of CGMR (BVI) for the year ended December 31, 2009 of $1,461,078. The gain is comprised primarily of $1,073,578 in unpaid accrued liabilities assumed by the joint venture.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to our dealings with the recourse promissory note in the amount of Cdn$6,750,000. We recorded a loss of $901,739 for the year ended December 31, 2009, and a gain of $1,222,082 for the year ended December 31, 2008 due to the exchange rate between the US Dollar and the Canadian Dollar. We will continue to see gains and losses for foreign currency in future periods as long as the promissory note is outstanding.

Net Loss attributable to Non-Controlling Interest (NCI)

On January 1, 2009, the Company adopted guidance provided by the Financial Accounting Standards Board with regards to accounting for the non-controlling interest of a subsidiary. Such guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company recognized a loss of $25,945 for the non-controlling interest at December 31, 2009 relating to Standard Gold.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $8,656,847 at December 31, 2009, compared to $4,773,964 at December 31, 2008. Cash and equivalents were $1,109,544 at December 31, 2009, representing an increase of $878,815 from the cash and equivalents of $230,729 at December 31, 2008.

For the years ended December 31, 2009 and 2008, we had net cash used in operating activities of $1,964,522 and $5,134,235, respectively. The primary reasons for the significant decrease during 2009 is due too our lack of available capital. For 2009, we recorded interest expense of $322,719, we recorded $325,512 of expense related to merger of Standard Gold and expended $222,677 towards exploration efforts.  During 2008, we recorded interest expense of $1.5 million, we recorded $2.1 million of expense directly related to acquisition of PRC properties and expended $1.4 million towards exploration efforts.

For the years ended December 31, 2009 and 2008, we had net cash used in investing activities of $390,000 and net cash provided by investing activities of $1,397,214, respectively. During 2009, we paid $390,000 to a vendor for services rendered with the PRC Properties purchase on behalf of CGMR (BVI). During 2008, we terminated the agreement for the nickel mine and received $1.85 million of the original $2 million invested as a partial refund and spent $364,680 for the Bates-Hunter Mine purchase.

For the years ended December 31, 2009 and 2008, we had net cash provided by financing activities of $3,233,337 and $3,837,269, respectively. During 2009, (i) through the sale of common stock (net of offering costs related to the private placements) and the exercise of options and warrants, we raised $283,179, (ii) we received cash proceeds of $5.3 million from debt financing, (iii) repaid $476,106 of debt and (iv) $2,000,000 was paid into a restricted escrow account to pay down debt owed to London Mining in early 2010. During 2008, (i) through the sale of common stock (net of offering costs related to the private placements) and the exercise of warrants, we raised $1.5 million, (ii) we received cash proceeds of $3.0 million from debt financing and (iii) repaid $555,000 of debt.

The following table summarizes the Company’s debt as of December 31, 2009:

Outstanding Amount	Interest Rate		Un-amortized Discounts	Accrued Interest	Maturity Date		Type
$71,355		10.00%	$—	$3,016	February 11, 2009(1)		Convertible (2)
$50,000		10.00%	$—	$1,319	February 11, 2009(1)		Convertible (2)
$1,000,000		8.00%	$—	$103,430	August 22, 2009(1)		Convertible (3)
$117,391		10.00%	$—	$24,492	February 15, 2010		Convertible (4)
$110,000		10.00%	$—	$7,959	February 15, 2010		Conventional
$6,009,202		12.25%	$144,120	$28,975	February 15, 2010		Conventional
$84,628		10.00%	$25,372	$24,390	February 26, 2010		Convertible (5)
$100,000		12.25%	$—	$10,888	February 26, 2010		Convertible (6)
$276,667		(7)	$33,333	$—	March 16, 2010		Convertible (8)
$50,000		10.00%	$—	$2,877	March 8, 2010		Conventional
$50,000	2.00	%(9)	$—	$1,585	June 30, 2010		Conventional
$65,546		10.00%	$9,454	$2,517	September 1, 2010		Convertible (2)
$75,000		10.00%	$—	$1,039	November 10, 2010		Conventional
$3,094,196		(10)	$1,905,804	$—	February 14, 2011		Conventional
$464,923		12.00%	$46,667	$41,712	April 27, 2012		Convertible (5)
$5,750,000		(11)	$—	$243,524	January 31, 2014		Conventional
$6,189,768		(12)	$—	$—	December 31, 2015		Conventional
$30,000		(13)	$—	$—		(14)	Conventional

1.	Currently past due; original terms apply in the default period.
2.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
3.	Convertible at $0.10 per share.
4.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.01.
5.	Convertible at $0.20 per share.
6.	Convertible at the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share.
7.	Promissory note was issued with an initial $30,000 OID and further incurred a $40,000 OID and accrues no interest.

8.	Convertible (at a rate equal to the greater of fair market value and $0.05 per share) into a maximum of 6,200,000 shares.
9.	Effective January 1, 2010, interest rate increases to 10%.
10.	Promissory note was issued with an initial $1,000,000 OID.
11.	Interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%). As of December 31, 2009, 5.25%.
12.	Interest of 6% does not begin accruing until January 1, 2010.
13.	Zero percent interest with preferential repayment from any Chilean projects.
14.	Preferential repayment from any Chilean projects.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months.  As of the date of this Report, we have estimated our cash needs over the next twelve months to be approximately $17,000,000 (which includes approximately $13,500,000 for repayment of debt, assuming some or all of such notes are not converted into equity prior to maturity). Additionally, should any projects or mergers be completed during 2010, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, we did not engage in any off balance sheet arrangements as defined in item 303(a)(4) of the SEC’s Regulation S-K.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company, the accompanying notes and the report of independent registered public accounting firm are included as part of this Form 10-K beginning on page F-1, which follows the signature page.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T).  CONTROLS AND PROCEDURES

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

As of December 31, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009, because of the identification of the material weaknesses in internal control over financial reporting described below. Notwithstanding the material weaknesses that existed as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We continue to evaluate the potential steps to remediate such material weakness as described below.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), as of December 31, 2009.

As a result of our continued material weaknesses described below, management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on the criteria in “Internal Control-Integrated Framework” issued by COSO.

Material Weakness in Internal Control over Financial Reporting

As disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008, management identified certain material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment, management continues to identify the following control deficiencies that represent material weaknesses at December 31, 2009, which were identified in previous years:

•
Management did not design and maintain effective control relating to the quarter end closing and financial reporting process due to lack of evidence of review surrounding various account reconciliations and properly evidenced journal entries.  Due to the Company’s limited resources, the Company has insufficient personnel resources and technical accounting and reporting expertise to properly address all of the accounting matters inherent in the Company’s global financial transactions.  Numerous GAAP audit adjustments were made to the financial statements for the year ended December 31, 2009. This material weakness was identified in 2007 and 2008, and has not been corrected at this time due to resource constraints. Additionally, the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process. Management continues to search for additional board members that are independent and can add financial expertise, in an effort to remediate part of this material weakness.

•
The Company’s small size and “one-person” office prohibits the segregation of duties and the timely review of financial data and banking information.  The Company has very limited review procedures in place.  This material weakness was not corrected during 2009.  Management plans to establish a more formal review process by the board members in an effort to reduce the risk of fraud and financial misstatements.

•
During 2007, the Company entered into several material acquisition transactions without timely obtaining the appropriate signed agreements, stock certificates and board approval prior to releasing cash funds called for by the transaction. There were no formal policy changes made in 2008 or 2009 because no similar transactions were encountered during 2008 and 2009.  Management believes the approval process currently in place is sufficient to alleviate any misappropriation of funds and will change procedures if and when circumstances indicate they are needed.

We understand that we continue to have internal control material weaknesses, but due to the Company’s limited funds and inability to add certain staff personnel, there were no changes to our internal control system in 2009.  Management continues to discuss additional entity-level controls it can establish in an effort to address the current lack of segregation of duties.  There were no additional material weaknesses noted during 2009.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2009, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of all directors and executive officers of the Company, their respective ages and all positions and offices with the Company held by each person as of April 13, 2010:

Name	Age	Positions with the Company
Stephen D. King	53	Chief Executive Officer and Director
Dr. Clyde L. Smith	73	President and Director
Mark D. Dacko	58	Chief Financial Officer and Secretary
Norman D. Lowenthal	72	Director
Joseph Mancuso	68	Director
Donald Stoica	52	Director

Stephen D. King was appointed Chief Executive Officer effective September 15, 2006 and has served as a director since July 8, 2004. Mr. King also served as our President from May 15, 2006 to September 15, 2006. Since April 2008, Mr. King has served as Chief Executive Officer and a director of Standard Gold, Inc., a majority owned subsidiary of the Company.  Since March 2009, Mr. King has also served as the Chief Executive Officer and a director of CGMR (BVI) in which the Company holds a 50% equity interest. Since October 2000, Mr. King has served as President of SDK Investments, Inc., a private investment firm located in Atlanta, Georgia specializing in corporate finance and investing.

Dr. Clyde L. Smith was appointed President effective September 15, 2006 and was appointed to our board of directors on July 13, 2009. Since October 2009, Dr. Smith has also served as a director of Standard Gold, Inc., a majority owned subsidiary of the Company. Since 1970, Dr. Smith has been sole owner and operator of CL Smith Consultants, an independent geological consulting firm.  Dr. Smith holds a B.A. from Carleton College, a M.Sc. from the University of British Columbia, and a Ph.D. from the University of Idaho. Dr. Smith is a registered Professional Engineer with the Association of Professional Engineers and Geoscientists of British Columbia.  Dr. Smith has founded or co-founded five exploration companies and is responsible for the discovery of four deposits: the Jason lead-zinc-silver deposit, Yukon Territory, Canada; the Santa Fe gold deposit, Nevada; the North Lake gold deposit, Saskatchewan, Canada; and the Solidaridad gold-silver-copper deposit, Mexico.

Mark D. Dacko has served as our Chief Financial Officer and Secretary since March 2003 and he served as our Controller from February 2001 to March 2003. Mr. Dacko served as a board member from June 2003 until April 10, 2008. Since April 2008, Mr. Dacko has served as Chief Financial Officer and a director (until September 29, 2009) of Standard Gold, Inc., a majority owned subsidiary of the Company. Prior to joining the Company, Mr. Dacko served as company controller for various public reporting companies since November 1994. Mr. Dacko has no prior experience in the mineral exploration or mining industry.

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

Donald Stoica was appointed to our board of directors on April 10, 2008. Since October 2009, Mr. Stoica has also served as a director of Standard Gold, Inc., a majority owned subsidiary of the Company. In February 1999, Mr. Stoica founded SSR Engineering, Inc, which is a privately held corporation based in Anaheim, California that develops high performance radar systems for use in security, navigation, defense and related applications. Mr. Stoica has served as President and Chief Executive Officer of SSR Engineering since its inception. From 1975-1998, Mr. Stoica worked at Hughes Aircraft Company, including a Technical Director. Mr. Stoica received his B.S. in Electrical Engineering from California Polytechnic State University in Pomona, California and his Masters Degree in Electrical Engineering from the University of Southern California in Los Angeles, California. Mr. Stoica is also a principle in Pacific Dawn Capital LLC, a company which we have had various financing transactions with since 2005.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish copies of these reports to us. Based solely on a review of the copies of the Forms 3, 4 and 5 and amendments that we have received, we believe that no such forms required during 2009 were filed late.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Company does not have a formal audit committee with a financial expert; therefore our Board of Directors as a group acts in the capacity as the audit committee. There were no audit committee meetings held during 2009. Financial information relating to quarterly reports was disseminated to all board members for review. The audited financial statements for the years ended December 31, 2009 and 2008 were provided to each member of the board in which any concerns by the members were directed to management and the auditors.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of each name executive for the fiscal years ended December 31, 2009 and 2008 awarded to or earned by (i) each individual serving as our principal executive officer and principal financial officer of the Company and (ii) each individual that served as an executive officer of the Company at the end of such fiscal years who received compensation in excess of $100,000.

	Annual Compensation
					Option	All Other
Name and Principal Position	Year	Salary	Bonus		Awards (1)	Compensation		Total ($)

Chief Executive Officer
Stephen D. King	2009	$60,000	$—		$—	$423,819	(2)	$483,819
	2008	$60,000	$—		$373,198	$367,500	(3)	$800,698

President
Dr. Clyde Smith	2009	$120,000	$—		$—	$225,360	(4)	$345,360
	2008	$120,000	$—		$—	$—		$120,000

Chief Financial Officer
Mark D. Dacko	2009	$135,000	$25,000	(5)	$—	$—		$160,000
	2008	$130,875	$—		$123,867	$—		$254,742

(1)
The amounts shown are the aggregate grant date fair values of these awards computed in accordance with Financial Accounting Standards Board (“FASB”) guidance now codified as Accounting Standards Codification (“ASC”) FASB ASC Topic 718, “Stock Compensation” (formerly under FASB Statement No. 123(R)). The assumptions and methodologies used to calculate these amounts are discussed in Note 17 in the Notes to Financial Statements contained elsewhere in this Annual Report. The SEC’s disclosure rules previously required that we present stock award and option award information for 2008 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, recent changes in the SEC’s disclosure rules require that we now present the stock award and option award amounts in the applicable columns in the table above with respect to 2008 on a similar basis as the 2009 presentation using the grant date fair value of the awards granted during the corresponding year, regardless of the period over which the awards are scheduled to vest. Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for stock awards and option awards for 2008 differ from the amounts previously reported in our Summary Compensation Table for that year. As a result, to the extent applicable, each named executive officer’s total compensation amount for 2008 may differ from the amount previously reported in our Summary Compensation Table for that year.

(2)
Includes the following compensation: (i) pursuant to the employment agreement with Mr. King, he is entitled to receive up to $75,000 annually in lieu of any employee benefits, of which $75,000 was paid during 2009, (ii) $165,000 paid to Corporate Resource Management, Inc, an entity wholly owned by Deb King, the spouse of Mr. King, pursuant to an amended and restated consulting agreement with Corporate Resource Management, executed in November 2008 relating to services provided to the Company, and (iii) $183,819 directly from CGMR (BVI) for consulting services. Since March 2009, Mr. King has served as the Chief Executive Officer and a director of CGMR (BVI), our joint venture entity with London Mining.

(3)
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

(4)	Dr. Smith received $225,360 directly from CGMR (BVI) for consulting services.
(5)	Mr. Dacko was awarded an annual bonus for 2009, which was paid in 2010.

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

Pursuant to the agreement on May 29, 2009, we issued Mr. King a ten-year option to purchase 2,000,000 shares of our common stock at an exercise price of $0.20 per share. The option shall vest in three equal annual installments commencing on the first anniversary of the date of grant. The vesting of the option shall accelerate (i) at such time the closing price of the Company’s common stock (as quoted on the OTCBB or an exchange) remains at or above $1.00 per share for 30 trading days, (ii) upon Mr. King’s death, (iii) upon the occurrence of a change of control or (iv) upon the Company’s termination of Mr. King’s employment for any reason other than Cause (and there was no acceleration due to (i) through (iv) as of December 31, 2009). Effective May 29, 2008, Mr. King transferred the option agreement into the name of his spouse, Deborah King.

Furthermore and in consideration of the parties’ entry into the employment agreement, the Company entered into an Amended and Restated Stock Option Agreement (the “Amended Option Agreement”) with Deborah King dated May 29, 2008, amending the terms of an option agreement originally entered into with Mr. King dated March 9, 2007 (the “Original Option”) but subsequently transferred to Deborah King on March 12, 2007.  The Amended Option Agreement amends the terms of the option to purchase 3,000,000 shares of our common stock at an exercise price of $1.02 per share to change the vesting schedule to provide for vesting in three equal annual installments commencing March 9, 2008. Additionally, the Amended Option Agreement provides that the vesting of the option shall accelerate (i) at such time the closing price of the Company’s common stock (as quoted on the OTCBB or an exchange) remains at or above $1.00 per share for 30 trading days, (ii) upon Mr. King’s death, (iii) upon the occurrence of a change of control or (iv) upon the Company’s termination of Mr. King’s employment for any reason other than Cause (there was no acceleration due to (i) through (iv) as of December 31, 2009).

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

Pursuant to the agreement dated April 10, 2008, we issued to Mr. Dacko a ten-year stock option to purchase up to 600,000 shares of our common stock at an exercise price of $0.21, the closing price of the Company’s common stock on the day prior to the grant.  The option shall vest in equal quarterly installments of 50,000 shares over three years, with the first 50,000 vesting on April 10, 2008.

Except as reported above, we have not entered into any severance or change of control provisions with any of our executive officers.

OUTSTANDING EQUITY AWARDS TABLE

No options were exercised by our named executive officers during the year ended December 31, 2009.  The following table sets forth information of outstanding option awards held by named executive officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Exercise Date
Stephen King (1)	250,000	(2)	—		—		$0.40	07/08/14
	250,000	(3)	—		—		$0.26	05/02/15
	200,000	(4)	—		—		$0.15	10/20/15
	2,000,000	(5)	1,000,000	(5)	—		$1.02	03/09/17
	666,667	(6)	1,333,333	(6)	—		$0.20	05/29/18
Clyde Smith	1,200,000	(7)	300,000	(7)	—		$0.31	09/15/16
	300,000	(8)	—		200,000	(8)	$0.31	09/15/16
Mark Dacko	40,000	(9)	—		—		$2.75	02/05/11
	350,000	(10)	—		—		$0.56	07/09/13
	125,000	(11)	—		—		$0.23	12/29/14
	250,000	(3)	—		—		$0.26	05/02/15
	200,000	(4)	—		—		$0.15	10/20/15
	350,000	(12)	250,000	(12)	—		$0.21	04/10/18

(1)	All options have been transferred into the name of Mr. King’s spouse.
(2)	Options vested in portions of 125,000, 62,500 and 62,500 on July 8, 2004, January 8, 2005 and July 8, 2005, respectively.
(3)	Options vested in their entirety on May 2, 2005.
(4)	Options vested in their entirety on October 20, 2005.
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

(9)	Options vested in portions of 10,000, 15,000 and 15,000 on May 5, 2001, February 5, 2002 and February 5, 2003, respectively.
(10)	Options vested in portions of 175,000, 87,500 and 87,500 on July 9, 2003, January 9, 2004 and July 9, 2004.
(11)	Options were granted by our Board of Directors for Mr. Dacko’s voluntary deferment of salary for a six-month period during 2004. Options vested December 29, 2004.
(12)	Options vest in equal quarterly installments of 50,000 shares commencing on April 10, 2008.

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

The following table sets forth the compensation earned by each of our non-employee directors for the years ended December 31, 2009 and 2008:

Name	Year	Option Awards (1)	Fees Earned or Paid in Cash	All Other Compensation	Total
Norman D. Lowenthal	2009	$—	$—	$—	$—
	2008	$—	$—	$—	$—

Joseph Mancuso	2009	$—	$—	$—	$—
	2008	$—	$—	$—	$—

Donald S. Stoica	2009	$—	$—	$—	$—
	2008	$82,578	$—	$—	$82,578

(1)
Amount reflects the aggregate grant date fair value for stock option awards granted during the applicable year computed in accordance with FASB ASC Topic 718. The Company calculates fair value in accordance with the assumptions identified in Note 17 to our financial statements for the year ended December 31, 2009 included elsewhere in this Annual Report.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following information sets forth the number and percentage of shares of the Company’s common stock owned beneficially, as of April 13, 2010, by any person, who is known to the Company to be the beneficial owner of 5% or more of the Company’s common stock, and, in addition, by each director and each executive officer of the Company, and by all directors and executive officers as a group. Information as to beneficial ownership is based upon statements furnished to the Company by such persons.

Name and Address	Amount of Beneficial Ownership (1)		Percentage of Class

Stephen D. King	7,033,334	(2)	4.0
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Mark D. Dacko	1,415,000	(3)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Clyde L. Smith	2,000,000	(4)	1.2
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Norman D. Lowenthal	1,000,000	(5)	*
Private Bag X60
Saxonwold, 2132 South Africa
Joseph Mancuso	1,277,200	(6)	*
80 South 8th Street, Suite 900
Minneapolis, MN 55402
Donald S. Stoica	7,608,976	(7)	4.4
80 South 8th Street, Suite 900
Minneapolis, MN 55402
All directors and officers as a group	20,334,510		11.0
(6 persons)

* represents less than 1%.

(1)	Except as otherwise indicated, each person possesses sole voting and investment power with respect to the shares shown as beneficially owned.
(2)
Includes 5,033,334 shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days and 2,000,000 shares issuable upon exercise of certain warrants.  All options and warrants have been transferred into the name of Mr. King’s spouse.

(3)	Represents shares issuable upon the exercise of options that are currently exercisable or will be exercisable within 60 days.
(4)
Represents shares issuable upon the exercise of options that are currently exercisable. Effective March 10, 2010, the Company’s board of directors, with the recommendation of the Company’s compensation committee, reduced the exercise price of Dr. Smith’s 2,000,000 options from $0.31 to $0.20 per share and accelerated the remaining unvested 500,000 options to be vested.

(5)	Includes 700,000 shares issuable upon the exercise of options that are currently exercisable and 100,000 shares issuable upon exercise of certain warrants.
(6)	Includes 1,250,000 shares issuable upon the exercise of options that are currently exercisable. All options have been transferred into the name of Mr. Mancuso’s daughter.
(7)
Includes 400,000 shares issuable upon the exercise of options that are currently exercisable. Also includes 4,502,309 shares of common stock and 2,666,667 shares issuable upon the exercise of certain warrants held by Pacific Dawn Capital, LLC, of which Mr. Stoica is a principal.

EQUITY COMPENSATION

The following table sets forth certain information regarding equity compensation plan information as of December 31, 2009:

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))
	(a)		(b)
Equity compensation plans approved by security holders	5,343,500	$0.39	1,214,000

Equity compensation plans not approved by security holders	10,300,000	$0.51	450,000	(1)
Total	15,643,500	$0.47	1,664,000

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

Since March 2009, Mr. King has served as the Chief Executive Officer and a director of CGMR (BVI) CGMR (BVI), our joint venture entity with London Mining. During 2009, Mr. King received $183,819 directly from CGMR (BVI) for consulting services in 2009.

Corporate Resource Management, Inc.

On November 12, 2008, we entered into an amended and restated consulting agreement with Corporate Resource Management, Inc, a Minnesota corporation (“CRM”). CRM is an entity wholly owned by Deborah King, the spouse of Stephen D. King (our Chief Executive Officer and a member of our Board of Directors).  CRM provides the Company with investment banking services relating to the purchase and sale of mining related assets. Pursuant to the agreement, CRM is entitled to a fee of $13,750 per month, plus reimbursement of normal out-of-pocket expenses.  The term of the agreement is for one year, with automatic renewals unless either party provides notice of termination.  Each party has the right to terminate the agreement with a 30-day written notice, provided that CRM is entitled to a $75,000 termination fee if the agreement is terminated by the Company without cause. The amended agreement superseded in its entirety the terms of the prior consulting agreement with CRM dated May 15, 2006.  Pursuant to the amendment, the Company eliminated a provision for potential payment of commissions of up to 2% of the value of any asset transactions completed during the term of the agreement and for a period of one year following termination. For the years ended December 31, 2009 and 2008, we paid $165,000 and $153,750, respectively, pursuant to the terms of the consulting agreement.

Clyde Smith

Clyde Smith is our President and a member of our Board of Directors. Dr. Smith received $225,360 directly from CGMR (BVI) for consulting services in 2009.

DIRECTOR INDEPENDENCE

In determining whether the members of our Board are independent, we have elected to use the definition of “independence” set forth by Section 121 of the Listing Standards for the American Stock Exchange (“AMEX”), although we are not currently listed on AMEX, whereby a majority of the members of a listed company’s board of directors must qualify as “independent” as determined by the board. Consistent with these considerations, and after review of all relevant transactions or relationships between each director, or any of his family members, and Wits Basin Precious Minerals Inc.’s senior management, the Board has determined that only Joseph Mancuso is currently independent within the meaning of the applicable listing standard of AMEX.

ITEM 13.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors ratified the engagement of Carver Moquist & O’Connor, LLC to audit our financial statements for the year ended December 31, 2008 and again ratified the engagement of Moquist Thorvilson Kaufmann Kennedy & Pieper LLC (formerly known as Carver Moquist & O’Connor, LLC) (“MTK”) to audit our financial statements for the year ended December 31, 2009.

AUDIT FEES:
The aggregate fees billed for professional services rendered by MTK for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and 10-Q for 2009 and 2008, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $142,724 for the year ended December 31, 2009 and $102,890 for the year ended December 31, 2008.

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

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

At present, we do not have an audit committee, but rather our entire Board of Directors performs the functions of the audit committee.  Our Board approves each engagement for audit or non-audit services that we engage our independent auditor to provide those services. The Board has not established any pre-approval policies or procedures that would allow our management to engage our independent auditor to provide any specified services with only an obligation to notify the audit committee of the engagement for those services. None of the services provided by our independent auditors for fiscal 2009 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation, effective September 24, 2007, (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2007).

3.2	By-Laws (incorporated by reference to Exhibit 3.2 to Form 10-KSB for the year ended December 31, 2004).

4.1	Form of Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-2 filed on November 26, 2003 (File No. 333-110831)).

4.2
Warrant dated February 11, 2008 to Purchase 2,500,000 Shares of the Company’s common stock issued in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

4.3	Warrant dated July 1, 2009 in favor of Hawk Uranium Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 9, 2009).

4.4**	Warrant dated December 14, 2009 to purchase 16,000,000 Shares of the Company’s common stock issued in favor of Kenglo One Ltd.

4.5**	Amended and Restated Warrant dated December 17, 2009 to purchase 882,000 Shares of the Company’s common stock issued in favor of China Gold, LLC.

4.6**	Amended and Restated Warrant dated December 17, 2009 to purchase 38,200,000 Shares of the Company’s common stock issued in favor of China Gold, LLC.

4.7**	Warrant dated December 17, 2009 to purchase 1,600,000 Shares of the Company’s common stock issued in favor of China Gold, LLC.

4.8**	Warrant dated December 17, 2009 to purchase 2,000,000 Shares of the Company’s common stock issued in favor of Pioneer Holdings, LLC.

4.9**	Warrant dated December 17, 2009 to purchase 3,000,000 Shares of the Company’s common stock issued in favor of Pioneer Holdings, LLC.

4.10**	Warrant dated December 17, 2009 to purchase 2,000,000 Shares of the Company’s common stock issued in favor of Pioneer Holdings, LLC.

10.1	1999 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 18, 2006).

10.2	2000 Director Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to Company’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.3	2001 Employee Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed January 18, 2006).

10.4	2003 Director Stock Option Plan (incorporated by reference to Exhibit 4.2 to Company’s Form S-8 filed November 19, 2003 (File No. 333-110590)).

10.5	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

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

10.9	Employment Offer Letter by and among the Company and Dr. Clyde L. Smith dated September 14, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed September 18, 2006).

10.10
Employee Stock Option Vesting Correction Letter by and among the Company and Dr. Smith dated September 21, 2006 (incorporated by reference to Exhibit 10.1 of the Company’s Amendment to Form 8-K filed September 21, 2006).

10.11
Asset Purchase Agreement by and among the Company and Hunter Gold Mining Corporation, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, Central City Consolidated Mining Corp., a Colorado corporation and George Otten, a resident of Colorado, dated September 20, 2006, (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed September 25, 2006).

10.12
Joint Venture Agreement dated December 18, 2006, by and among the Company, Journey Resources Corp., and Minerales Jazz S.A. De C.V. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed December 19, 2006).

10.13	Stock Option Agreement between the Company and Stephen D. King dated March 9, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2007).

10.14
Convertible Notes Purchase Agreement dated April 10, 2007 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.15
Amendment to Convertible Notes Purchase Agreement, dated June 19, 2007, by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 25, 2007).

10.16
Form of Secured Convertible Note of the Company to be issued pursuant to Convertible Notes Purchase Agreement dated April 10, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 16, 2007).

10.17
Equity Transfer Heads of Agreement dated May 4, 2007 by and among China Global Mining Resources Limited, Lu Benzhao, Lu Nan and Jin Yao Hui (incorporated by reference to Exhibit 10.45 to Form 10-K for the year ended December 31, 2007).

10.18
Equity Transfer Heads of Agreement dated May 4, 2007 by and among China Global Mining Resources Limited, Lu Benzhao, Lu Nan, Nanjing Sudan Mining Co., Ltd., Maanshan Zhaoyuan Mining Co., Ltd. and Xiaonanshan Mining Co. Ltd (incorporated by reference to Exhibit 10.46 to Form 10-K for the year ended December 31, 2007).

10.19
Amendment to Joint Venture Agreement dated October 31, 2007 by and among the Company, Journey Resources Corp., and Minerales Jazz S.A. De C.V., whereby we issued 1,600,000 shares of common stock in lieu of the $400,000 exploration work payment (incorporated by reference to Exhibit 10.3 to Form 10-QSB for the quarter ended September 30, 2007).

10.20	Letter Agreement dated October 31, 2007 by and among the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 5, 2007).

10.21
Sale of Shares Agreement between and among the Company, AfriOre International (Barbados) Limited and Kwagga Gold (Barbados) Limited, dated December 12, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.22
Operating Agreement between the Company and Kwagga Gold (Proprietary) Limited, dated December 12, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2007).

10.23
Fourth Amendment to Asset Purchase Agreement dated January 14, 2008 by and among the Company, Central City Mining Corp., George Otten, Hunter Gold Mining Corp. and Hunter Gold Mining Inc (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2008).

10.24
Note and Warrant Purchase Agreement dated February 11, 2008 by and between the Company and Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.25
10% Senior Secured Convertible Promissory Note of the Company dated February 11, 2008 in the principal amount of $1,020,000 issued in favor of Platinum Long Term Growth V, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.26
Updated Payment Schedule dated January 25, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2008).

10.27
Iron Ore Contract Amendment dated March 14, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao +++ (incorporated by reference to Exhibit 10.8 to Form 10-Q for the quarter ended March 31, 2008).

10.28
Supplement Agreement to the Assets Transfer and the Liabilities of Breach executed on March 14, 2008 by and between the Company, China Global Mining Resources Limited (BVI) and Lu Ben-Zhao (incorporated by reference to Exhibit 10.9 to Form 10-Q for the quarter ended March 31, 2008).

10.29	Employment Agreement with Mark Dacko dated April 10, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2008).

10.30	Letter Amendment entered into with China Gold, LLC dated May 20, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2008).

10.31	Employment Agreement between the Company and Stephen D. King dated May 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.32	Stock Option Agreement between the Company and Stephen D. King dated May 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.33
Amended and Restated Stock Option Agreement between the Company and Deborah King dated May 29, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 4, 2008).

10.34
Fifth Amendment to Asset Purchase Agreement by and among the Company, Hunter Gold Mining Corp, Hunter Gold Mining Inc., George E. Otten and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.35
Limited Recourse Promissory Note of Hunter Bates Mining Corp issued in favor of George E. Otten (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.36
Deed of Trust and Security Agreement of Hunter Bates Mining Corp issued in favor of Gilpin County Public Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2008).

10.37	Letter Amendment entered into with China Gold, LLC dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 30, 2008).

10.38
Equity Transfer Agreement (for the Nanjing Sudan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.39
Equity Transfer Agreement (for the Maanshan Xiaonanshan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.40
Equity Transfer Agreement (for the Maanshan Zhaoyuan Mining Co., Ltd.) by and among Lu Benzhoa, Lu Tinglan and Maanshan Global Mining Resources Limited, dated August 11, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 22, 2008).

10.41
Consulting Agreement dated August 11, 2008 by and between Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited, a British Virgin Islands corporation) and Mr. Lu Benzhao (incorporated by reference to Exhibit 10.55 to Form 10-K for the year ended December 31, 2008).

10.42
Convertible Promissory Note of the Company dated August 22, 2008 in the principal amount of $1,000,000 issued in favor of London Mining, Plc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 29, 2008).

10.43
Secured Promissory Note of the Company dated October 28, 2008 in the principal amount of $441,000 issued in favor of China Gold, LLC (incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended September 30, 2008).

10.44
Assignment and Amendment Agreement On The Equity Transfer Of Sudan between Lu Benzhao, Lu Tinglan, Maanshan Global Mining Resources Limited, China Global Mining Resources Limited and the Company dated October 29, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2008).

10.45
Supplementary and Amendment Agreement On The Equity Transfer Of XNS between Lu Benzhao, Lu Tinglan, Maanshan Global Mining Resources Limited, China Global Mining Resources Limited and the Company dated October 29, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2008).

10.46
Amendment No. 2 to Convertible Notes Purchase Agreement dated November 10, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended September 30, 2008).

10.47
Amended and Restated Promissory Note of the Company dated November 10, 2008 in the principal amount of $9,800,000 issued in favor of China Gold, LLC (incorporated by reference to Exhibit 10.12 to Form 10-Q for the quarter ended September 30, 2008).

10.48
Amended and Restated Consulting Agreement by and between the Company and Corporate Resource Management, Inc dated November 12, 2008 (incorporated by reference to Exhibit 10.13 to Form 10-Q for the quarter ended September 30, 2008).

10.49
Promissory Note of the Company dated November 12, 2008 in the principal amount of $60,000 issued in favor of Hawk Uranium Inc (incorporated by reference to Exhibit 10.14 to Form 10-Q for the quarter ended September 30, 2008).

10.50
Amendment No. 3 to Convertible Notes Purchase Agreement dated December 22, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.51
Second Amended and Restated Promissory Note of the Company dated December 22, 2008 in the principal amount of $9,800,000 issued in favor of China Gold, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.52
Amended and Restated Security Agreement dated December 22, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.53
Second Amended and Restated Pledge Agreement dated December 22, 2008 by and between the Company and China Gold, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 29, 2008).

10.54
Transfer Agreement Relating to the Entire Issued Share Capital of China Global Mining Resources Limited (Hong Kong) dated December 23, 2008 by and between the Company and China Global Mining Resources (BVI) Limited (incorporated by reference to Exhibit 10.68 to Form 10-K for the year ended December 31, 2008).

10.55
Agreement on Amendment dated January 13, 2009 by and between Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited, a British Virgin Islands corporation) and Mr. Lu Benzhao (incorporated by reference to Exhibit 10.69 to Form 10-K for the year ended December 31, 2008).

10.56
Novation Agreement dated January 13, 2009 by and between Wits Basin (BVI) Ltd. (f/k/a China Global Mining Resources Limited, a British Virgin Islands corporation), China Global Mining Resources (BVI) Limited and Mr. Lu Benzhao (incorporated by reference to Exhibit 10.70 to Form 10-K for the year ended December 31, 2008).

10.57	Subscription Agreement by and between the Company and London Mining Plc, dated March 17, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2009).

10.58	Shareholders Agreement by and between the Company and London Mining Plc, dated March 17, 2009 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2009).

10.59
Loan Agreement between the Company and London Mining Plc in the principal amount of $5,750,000, dated March 17, 2009 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2009).

10.60
Convertible Debenture between Cabo Drilling (America) Inc. and the Company and Hunter Bates Mining Corporation dated April 27, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 1, 2009).

10.61
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

10.62	Letter Agreement with Hawk Uranium Inc dated July 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2009).

10.63	Form of unsecured promissory note of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2009).

10.64
Stock Purchase Agreement dated September 29, 2009 by and among certain Shareholders of Princeton Acquisitions, Inc., and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2009).

10.65**	Loan Agreement between the Company and Kenglo One Ltd., dated December 14, 2009.

10.66**	Secured Promissory Note between the Company and Kenglo One Ltd. in the principal amount of $5,000,000, dated December 14, 2009.

10.67**	Security Agreement between the Company and Kenglo One Ltd. in the principal amount of $5,000,000, dated December 14, 2009.

10.68**	Private Option Agreement between the Company and Kenglo One Ltd., dated December 14, 2009.

10.69**	Amendment No. 4 to Convertible Notes Purchase Agreement dated December 17, 2009 by and between the Company and China Gold, LLC.

10.70**	Third Amended and Restated Promissory Note of the Company dated December 17, 2009 in the principal amount of $6,153,321 issued in favor of China Gold, LLC.

10.71**	Second Amended and Restated Security Agreement dated December 17, 2009 by and between the Company and China Gold, LLC.

10.72**	Third Amended and Restated Pledge Agreement dated December 17, 2009 by and between the Company and China Gold, LLC.

10.73**	Amended and Restated 10% Senior Secured Convertible Promissory Note of the Company dated December 17, 2009 in the principal amount of $117,391 issued in favor of China Gold, LLC.

10.74**	Amended and Restated 10% Senior Secured Promissory Note of the Company dated December 17, 2009 in the principal amount of $110,000 issued in favor of China Gold, LLC.

10.75**	Letter agreement dated December 17, 2009 with Pioneer Holdings, LLC with respect projects in Chile.

21**	Subsidiaries of the Registrant.

23.1**	Consent of Moquist Thorvilson Kaufmann Kennedy & Pieper LLC.

24**	Power of Attorney (included on the signature page hereto).

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1**	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith electronically

+++ Confidential treatment granted as to certain portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act of 1934, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.
(“COMPANY”)

Dated: April 15, 2010	By:	/s/ Stephen D. King
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

Name	Title	Date

/s/ Stephen D. King	Chief Executive Officer and Director	April 15, 2010
Stephen D. King	(principal executive officer)

/s/ Dr. Clyde Smith	President and Director	April 14, 2010
Dr. Clyde Smith

/s/ Mark D. Dacko	Chief Financial Officer and Secretary	April 15, 2010
Mark D. Dacko	(principal financial and accounting officer)

/s/ Norman D. Lowenthal	Director	April 14, 2010
Norman D. Lowenthal

/s/ Joseph Mancuso	Director	April 14, 2010
Joseph Mancuso

/s/ Donald S. Stoica	Director	April 13, 2010
Donald S. Stoica

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company)

We have audited the accompanying consolidated balance sheets of Wits Basin Precious Minerals Inc. and subsidiaries (an exploration stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the years ended December 31, 2009 and 2008, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2009. Wits Basin Precious Minerals Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wits Basin Precious Minerals Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period from May 1, 2003 (inception of exploration stage) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company had net losses for the years ended December 31, 2009 and 2008 and had an accumulated deficit at December 31, 2009. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moquist Thorvilson Kaufmann Kennedy & Pieper LLC

Minneapolis, Minnesota
April 15, 2010

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,109,544	$230,729
Prepaid expenses	10,986	89,813
Total current assets	1,120,530	320,542

Property, plant and equipment, net	1,536,408	2,047,222
Mineral properties and development costs	5,660,726	5,255,635
Advance payments on equity investments	—	5,000,000
Restricted cash escrowed for debt repayment	2,000,000	—
Investment in partially-owned equity affiliates	44,853	41,988
Debt issuance costs, net	546,381	7,514
Total assets	$10,908,898	$12,672,901

Liabilities and Shareholders’ Deficit
Current liabilities:
Short-term notes payable, net of original issue discount	$315,000	$212,140
Current portion of convertible notes payable, net of original issue discount	1,915,587	1,871,628
Current portion of long-term notes payable	6,009,202	204,248
Accounts payable	214,626	252,215
Accrued interest	529,326	121,617
Other accrued expenses	793,636	2,432,658
Total current liabilities	9,777,377	5,094,506

Long-term liabilities:
Convertible note payable, long-term portion	314,923	—
Long-term notes payable, net of discount	15,033,964	13,493,131
Other liability	205,933	—
Total liabilities	25,332,197	18,587,637

Commitments and contingencies

Shareholders’ deficit:
Common stock, $0.01 par value, 300,000,000 shares authorized: 166,182,703 and 142,180,749 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,661,827	1,421,807
Additional paid-in capital	67,362,825	59,910,010
Warrants outstanding	7,243,688	7,961,908
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(67,654,919)	(52,276,001)
Total Wits Basin shareholders’ deficit	(14,319,039)	(5,914,736)
Non-controlling interest	(104,260)	—
Total shareholders’ deficit	(14,423,299)	(5,914,736)
Total liabilities and shareholders’ deficit	$10,908,898	$12,672,901

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			May 1, 2003 (inception)
	December 31,		To Dec. 31,
	2009	2008	2009
Revenues	$—	$—	$—
Operating expenses:
General and administrative	3,103,517	7,631,564	29,569,085
Exploration expenses	222,677	1,625,018	12,213,436
Depreciation and amortization	105,723	65,142	647,179
Merger transaction costs	325,512	—	1,564,131
Loss on impairment of assets	5,770,814	—	7,870,814
Stock issued as penalty	—	—	2,152,128
Loss on sale of mining properties	—	—	571,758
Loss on disposal of assets	—	12,362	13,995
Loss from equity investments in partially-owned affiliates	18,252	18,012	36,264
Total operating expenses	9,546,495	9,352,098	54,638,790
Loss from operations	(9,546,495)	(9,352,098)	(54,638,790)

Other income (expense):
Other income (expense), net	19	813	104,296
Interest expense	(6,417,726)	(3,292,448)	(13,707,307)
Loss on debt extinguishment, net	—	(1,485,558)	(1,485,558)
Gain on deconsolidation of subsidiary, net	1,461,078	—	1,461,078
Foreign currency gains (losses)	(901,739)	1,222,082	320,343
Total other income (expense)	(5,858,368)	(3,555,111)	(13,307,148)
Loss from operations before income taxes and discontinued operations	(15,404,863)	(12,907,209)	(67,945,938)
Income tax benefit (provision)	—	—	243,920
Loss from continuing operations	(15,404,863)	(12,907,209)	(67,702,018)

Discontinued operations:
Gain from discontinued operations	—	—	21,154
Loss after discontinued operations	(15,404,863)	(12,907,209)	(67,680,864)
Net loss attributable to non-controlling interest	25,945	—	25,945
Net loss attributable to Wits Basin	$(15,378,918)	$(12,907,209)	$(67,654,919)

Basic and diluted net loss per common share attributable to Wits Basin:
Continuing operations	$(0.10)	$(0.10)	$(0.79)
Discontinued operations	—	—	—
Net loss per common share attributable to Wits Basin	$(0.10)	$(0.10)	$(0.79)

Basic and diluted weighted average common shares outstanding	152,024,653	129,674,425	85,450,923

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common stock		paid-in
	Shares	Amount	capital	Warrants
BALANCE, December 31, 2007	113,982,533	$1,139,825	$51,147,313	$5,710,383

Issuance of 7,781,666 shares of common stock in private placements from $0.15 to $0.25 per share (net of offering costs of $68,130)	7,781,666	77,817	992,827	154,598
Exercise of warrants with cash (net of $1,500 of costs)	6,000,000	60,000	1,087,655	(949,155)
Cash-less exercise of warrants	3,770,931	37,709	629,150	(666,859)
Issuance of 3,620,000 shares of common stock and a warrant to purchase 100,000 shares of common stock in connection with purchase of Bates-Hunter Mine	3,620,000	36,200	705,900	16,019
Issuance and modification of warrants related to extensions and extinguishment of convertible debt and notes payable, including recording a beneficial conversion feature	—	—	496,633	4,200,382
Conversion of $197,650 of principal on convertible notes payable into common stock, including additional beneficial conversion charges for conversion price reductions totaling $294,994	2,573,030	25,730	466,914	—
Common stock issued in lieu of cash for debt, interest, and accrued expenses	532,589	5,326	111,636	—
Issuance of 2,920,000 shares of common stock and 6,000,000 warrants to consultants for services and exploration rights	2,920,000	29,200	544,400	963,966
Exercise of Right-to-Purchase option provided under the terms of 2006 note payable with a price modification in 2008	1,000,000	10,000	50,000	—
Stock option/warrant compensation expense	—	—	2,065,156	145,000
Warrants that expired during 2008 without exercise	—	—	1,612,426	(1,612,426)
Net loss attributable to Wits Basin	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—
BALANCE, December 31, 2008	142,180,749	1,421,807	59,910,010	7,961,908

Conversion of $621,842 of principal and $1,897 of accrued interest on convertible notes payable into common stock, including additional beneficial conversion charges for conversion price reductions totaling $1,825,372	12,583,076	125,831	2,323,280	—
Issuance of 6,300,000 shares of common stock in private placements at $0.05 per share, net of offering costs of $31,821 and net of $97,759 allocated to a liability tied to an option to purchase Standard Gold’s common stock	6,300,000	63,000	122,420	—

			Additional
	Common stock		paid-in
	Shares	Amount	capital	Warrants
Issuance of 500,000 shares of common stock related to Bates-Hunter Mine Limited Recourse Promissory Note under a standstill agreement	500,000	5,000	35,000	—
Issuance of common stock and modification of warrants related to extensions of convertible debt and notes payable	300,000	3,000	17,661	114,029
Issuance of warrants and modifications to existing warrants and beneficial conversion charge with obtaining new debt	—	—	12,604	1,898,806
Issuance of common stock in lieu of cash payments for management services fees due to Hawk Uranium earned during 2008 and 2009	3,218,878	32,189	256,510	—
Issuance of 1,100,000 shares to a consultant for services provided to CGMR (BVI)	1,100,000	11,000	88,000	—
Stock option/warrant compensation expense	—	—	1,306,298	—
Warrants that expired during 2009 without exercise	—	—	2,731,055	(2,731,055)
Equity adjustments in our majority owned subsidiary (Standard Gold):
Increase in equity due to Standard Gold issuing common stock to 3rd parties	—	—	598,911	—
Decrease in equity from Wits Basin purchasing additional Standard Gold common stock	—	—	(38,924)	—
Net loss attributable to Wits Basin	—	—	—	—
Net loss attributable to non-controlling interest	—	—	—	—
BALANCE, December 31, 2009	166,182,703	$1,661,827	$67,362,825	$7,243,688

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Accumulated deficit	Deficit accumulated (1)	Non-controlling interest	Total
BALANCE, December 31, 2007	$(22,932,460)	$(39,368,792)	$—	$(4,303,731)

Issuance of 7,781,666 shares of common stock in private placements from $0.15 to $0.25 per share (net of offering costs of $68,130)	—	—	—	1,225,242
Exercise of warrants with cash (net of $1,500 of costs)	—	—	—	198,500
Cash-less exercise of warrants	—	—	—	—
Issuance of 3,620,000 shares of common stock and a warrant to purchase 100,000 shares of common stock in connection with purchase of Bates-Hunter Mine	—	—	—	758,119
Issuance and modification of warrants related to extensions and extinguishment of convertible debt and notes payable, including recording a beneficial conversion feature	—	—	—	4,697,015
Conversion of $197,650 of principal on convertible notes payable into common stock, including additional beneficial conversion charges for conversion price reductions totaling $294,994	—	—	—	492,644
Common stock issued in lieu of cash for debt, interest, and accrued expenses	—	—	—	116,962
Issuance of 2,920,000 shares of common stock and 6,000,000 warrants to consultants for services and exploration rights	—	—	—	1,537,566
Exercise of Right-to-Purchase option provided under the terms of 2006 note payable with a price modification in 2008	—	—	—	60,000
Stock option/warrant compensation expense				2,210,156
Warrants that expired during 2008 without exercise	—	—	—	—
Net loss attributable to Wits Basin	—	(12,907,209)	—	(12,907,209)
Net loss attributable to non-controlling interest	—	—	—	—
BALANCE, December 31, 2008	(22,932,460)	(52,276,001)	—	(5,914,736)

Conversion of $621,842 of principal and $1,897 of accrued interest on convertible notes payable into common stock, including additional beneficial conversion charges for conversion price reductions totaling $1,825,372	—	—	—	2,449,111
Issuance of 6,300,000 shares of common stock in private placements at $0.05 per share, net of offering costs of $31,821 and net of $97,759 allocated to a liability tied to an option to purchase Standard Gold’s common stock	—	—	—	185,420

	Accumulated deficit	Deficit accumulated (1)	Non-controlling interest	Total
Issuance of 500,000 shares of common stock related to Bates-Hunter Mine Limited Recourse Promissory Note under a standstill agreement	—	—	—	40,000
Issuance of common stock and modification of warrants related to extensions of convertible debt and notes payable	—	—	—	134,690
Issuance of warrants and modifications to existing warrants and beneficial conversion charge with obtaining new debt	—	—	—	1,911,410
Issuance of common stock in lieu of cash payments for management services fees due to Hawk Uranium earned during 2008 and 2009	—	—	—	288,699
Issuance of 1,100,000 shares to a consultant for services provided to CGMR (BVI)	—	—	—	99,000
Stock option/warrant compensation expense	—	—	—	1,306,298
Warrants that expired during 2009 without exercise	—	—	—	—
Equity adjustments in our majority owned subsidiary (Standard Gold):
Increase in equity due to Standard Gold issuing common stock to 3rd parties	—	—	(117,239)	481,672
Decrease in equity from Wits Basin purchasing additional Standard Gold common stock	—	—	38,924	—
Net loss attributable to Wits Basin	—	(15,378,918)	—	(15,378,918)
Net loss attributable to non-controlling interest	—	—	(25,945)	(25,945)
BALANCE, December 31, 2009	(22,932,460)	$(67,654,919)	$(104,260)	$(14,423,299)

(1)	Deficit accumulated during the exploration stage, subsequent to April 30, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2009	2008	2009
OPERATING ACTIVITIES:
Net loss	$(15,404,863)	$(12,907,209)	$(67,680,864)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	105,723	65,142	647,179
Loss (gain) on disposal of miscellaneous assets	—	12,362	(51,585)
Loss from investment in partially-owned equity affiliate	18,252	18,012	36,264
Loss (gain) on sale of mining projects	—	—	571,758
Gain on deconsolidation of subsidiary, net	(1,461,078)	—	(1,461,078)
Loss (gain) on foreign currency	901,739	(1,222,082)	(320,343)
Issuance of common stock and warrants for exploration rights	—	185,282	5,885,372
Issuance of common stock and warrants for services	99,000	246,797	2,447,737
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	55,109	1,086,121	6,649,899
Amortization of debt issuance costs	127,132	76,374	378,844
Amortization of original issue discount & beneficial conversion feature	4,886,320	1,882,470	8,965,680
Compensation expense related to stock options and warrants	1,306,298	2,210,156	4,799,278
Loss on debt extinguishment	—	1,485,558	1,485,558
Issuance of common stock and warrants for interest expense	40,000	—	1,213,420
Loss on impairment of assets	5,770,814	—	7,870,814
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Contributed services by an executive	—	—	274,500
Non-cash loss on nickel property (exploration)	—	150,000	150,000
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	18,017
Prepaid expenses	23,718	20,583	(209,761)
Accounts payable	(37,589)	22,923	144,345
Accrued expenses	1,604,903	1,533,276	4,225,660
Net cash used in operating activities	(1,964,522)	(5,134,235)	(21,828,332)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	(28,106)	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	—	(364,680)	(364,680)
Advance to partially-owned equity affiliate	(390,000)	(60,000)	(450,000)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Refunds and (advance payments) on equity investments	—	1,850,000	(5,150,000)
Net cash provided by (used in) investing activities	(390,000)	1,397,214	(8,042,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

			May 1, 2003
			(inception) to
	December 31,		Dec. 31,
	2009	2008	2009

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(476,106)	(555,000)	(3,790,751)
Restricted cash escrowed for debt repayment	(2,000,000)	—	(2,000,000)
Cash proceeds from issuance of common stock, net of offering costs	283,179	1,285,242	7,977,228
Cash proceeds from exercise of stock options	—	—	199,900
Cash proceeds from exercise of warrants	—	198,500	6,724,547
Cash proceeds from short-term debt	760,000	2,976,000	16,115,000
Cash proceeds from long-term debt	4,500,000	—	5,150,000
Capital contributed by non-controlling interest	231,672	—	231,672
Debt issuance costs	(65,408)	(67,473)	(324,634)
Net cash provided by financing activities	3,233,337	3,837,269	30,282,962

INCREASE IN CASH AND EQUIVALENTS	878,815	100,248	412,504
CASH AND EQUIVALENTS, beginning of period	230,729	130,481	697,040
CASH AND EQUIVALENTS, end of period	$1,109,544	$230,729	$1,109,544

Supplemental cash flow information:
Cash paid for interest	$322,719	$1,472,805	$1,871,580
Cash paid for income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock, warrants and options for prepaid consulting fees	$—	$1,105,487	$5,807,065
Issuance of common stock in lieu of cash for debt, interest, accounts payable and accrued expenses	$288,699	$116,962	$444,661
Conversion of debt principal and accrued interest to common stock	$623,739	$197,650	$821,389
Issuance of debt and warrants for financing costs	$600,591	$—	$600,591
Debt paid through issuance of Standard Gold stock	$250,000	$—	$250,000
Current liabilities converted to debt	$1,472,043	$180,107	$1,652,150
Issuance of common stock and warrants for purchase of Bates-Hunter Mine	$—	$758,119	$758,119
Long-tern debt incurred for purchase of Bates-Hunter Mine	$—	$6,156,250	$6,156,250
Accrued expenses incurred in connection with purchase of Bates-Hunter Mine	$—	$307,500	$307,500
Short-term debt refinanced into long-term debt	$5,284,041	$9,800,000	$15,084,041

The accompanying notes are an integral part of these consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of December 31, 2009, we hold (i) an equity interest of approximately 94% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (the “Bates-Hunter Mine”), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing iron ore mine and processing plant in the People’s Republic of China, (the “PRC”), (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (the “FSC Project”) and (iv) certain rights in the Vianey Concession in Mexico. The following is a summary of these projects:

Standard Gold, Inc.
On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Standard Gold, Inc., a Colorado corporation (“Standard Gold”) (formerly known as Princeton Acquisitions, Inc., a public shell corporation at the time) completed a reverse acquisition via a share exchange with Hunter Bates and all of its shareholders, whereby the holders of capital securities of Hunter Bates exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Standard Gold (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse merger) and Hunter Bates became a wholly owned subsidiary of Standard Gold. We hold an aggregate of 21,513,544 shares of Standard Gold common stock as of December 31, 2009 (or approximately 94% of the issued and outstanding shares of common stock) and Standard Gold is now a majority owned subsidiary of ours. Standard Gold’s common stock is quoted on the OTCBB under the symbol “SDGR.”

China Global Mining Resources (BVI) Ltd.
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement, dated March 17, 2009 by and between London Mining and the Company, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met (99% to London Mining and 1% to Wits Basin). On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. At that time, we deconsolidated CGMR (BVI) as a subsidiary of ours.

Kwagga Gold (Barbados) Limited
We hold a 35% equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, a South African entity (“Kwagga Pty”), holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. From October 2003 through August 2005, we completed only two range-finding drillholes (our $2,100,000 investment to acquire the 35% equity was utilized to fund the drillholes) and we have not performed any further exploration activities since. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65% of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. We have submitted documentation to obtain the consent of South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”) to allow for the sale of the controlling interest in Kwagga Pty to a U.S. company, which is still under review. Other than limited maintenance of the prospecting rights, no other activities will be conducted until consent is issued by the DME.

Vianey Mine Concession
In October 2007, we executed an amendment to a formal joint venture agreement with Journey Resources Corp., a corporation formed under the laws of the Province of British Columbia (“Journey”), and Minerales Jazz S.A. De C.V., a corporation duly organized pursuant to the laws of Mexico and a wholly owned subsidiary of Journey. Pursuant to the terms of the amendment, we own a 50% undivided beneficial interest in “located mineral claims” in the property known as the Vianey Mine Concession located in the State of Guerrero, Mexico (“Vianey”). Based on our further due diligence on the Vianey, we have determined that it is necessary to increase the size of the land package in order for this project to be a viable exploration endeavor. Inquiries and communications have been disseminated to the adjacent properties, regarding possible purchase of land, rights or some type of further joint venture to accomplish an increased footprint.

As of December 31, 2009, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this financial statement, we do not claim to have any mineral reserves at the Bates-Hunter Mine, the FSC Project or the Vianey.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  For the year ended December 31, 2009, we incurred losses from continuing operations of $15,404,863. At December 31, 2009, we had an accumulated deficit of $90,587,379 and a working capital deficit of $8,656,847.  Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position.  If we are unable to obtain the necessary capital, we may have to cease operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc., and our majority owned subsidiary of Standard Gold, Inc. (and its wholly owned subsidiaries). All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currencies

All dollar amounts expressed in this financial statement are in US Dollars ($), unless specifically noted, as certain transactions are denominated in the Canadian Dollar (“Cdn$”).

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

Mineral Properties

Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. No properties have reached the development stage at this time. Exploration, mineral property evaluations, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When reserves are determined for a property and a bankable feasibility study is completed, subsequent exploration and development costs on the property would be capitalized. If a project were to be put into production, capitalized costs would be depleted on the unit of production basis.

Management reviews the net carrying value of each mineral property as changes may materialize with a property or at a minimum, on an annual basis. Where information and conditions suggest impairment, estimated future net cash flows from each property are calculated using estimated future prices, proven and probable reserves and value beyond proven and probable reserves, and operating, capital and reclamation costs on an undiscounted basis. If it is determined that the future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

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

Investment in partially-owned equity affiliates

Investments in companies over which the Company exercises significant influence, but does not consolidate are accounted for using the equity method, whereby the investment is carried at the Company's original cost plus its proportionate share of undistributed earnings/losses. The excess carrying value of the Company's investment over its underlying equity in the net assets is included in the consolidated balance sheet as “Investment in Partially-Owned Equity Affiliates.”

Long-Lived Assets

We will periodically evaluate the carrying value of long-lived assets to be held and used, including but not limited to, mineral properties, capital assets and intangible assets, when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. During 2009, the Company impaired its equity investment in China Global Mining Resources (see Note – 9 Investment in partially-owned equity affiliates for further information). There were no impairment charges during the year ended December 31, 2008.

Segment Reporting

We have a single operating segment of minerals exploration.

Revenue Recognition and Deferred Revenue

As of December 31, 2009, none of our projects provided any revenues and we do not expect them to generate revenues for the foreseeable future. Due to the disproportionate distributions stipulated in the joint venture agreement with London Mining regarding the CGMR (BVI) entity and the requirement to retire London Mining’s entire initial investment prior to any such distribution, the likelihood of our proportional 1% interest having any recordable revenue for the foreseeable future seems unlikely.

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

Stock Based Compensation

The Company recognizes the cost of stock-based compensation arrangements in the statement of operations on a straight line basis over the service periods of the awards.  The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model.

Off Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet activities (including the use of structured finance or special purpose entities) or any trading activities in non-exchange traded commodity contracts that have a current or future effect on our financial condition, changes in the financial condition, revenues or expenses, results of operation, liquidity, capital expenditures or capital resources that are material to our investors.

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

Income Taxes

Income taxes are provided for using the asset and liability method of accounting.  Accordingly, deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change in deferred tax assets and liabilities during the period.

Current accounting guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than not to be sustained upon examination by taxing authorities. The Company believes its income tax filing positions and deductions will be sustained upon examination and, accordingly, no reserves, or related accruals for interest and penalties has been recorded at December 31, 2009 and 2008. In accordance with the guidance, the Company has adopted a policy under which, if required to be recognized in the future, interest related to the underpayment of income taxes and any related penalties will be put into their respective accounts. The Company's remaining open tax years subject to examination include the years ended December 31, 2005 through 2009.

The Company has recorded a full valuation allowance against the net deferred tax assets due to the uncertainty of realizing the related benefits.

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

Components of prepaid expenses at December 31 are as follows:

	2009	2008
Prepaid consulting fees	$—	$55,109
Other prepaid expenses	10,986	34,704
	$10,986	$89,813

NOTE 4 – ACQUISITION OF BATES-HUNTER MINE

On June 12, 2008, Wits Basin entered into a fifth amendment to that certain Asset Purchase Agreement dated September 20, 2006 by and among Wits Basin and the Sellers (Hunter Gold Mining Corp, a British Columbia corporation, Hunter Gold Mining Inc., a Colorado corporation, George E. Otten, a resident of Colorado and Central City Consolidated, Corp. d/b/a Central City Consolidated Mining Co., a Colorado corporation) to, among other changes, reflect the assignment by Wits Basin of its rights in the Asset Purchase Agreement to Hunter Bates.

Pursuant to the terms of the Asset Purchase Agreement, Wits Basin and Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 ($6,736,785 US as of June 12, 2008) and Wits Basin issued 3,620,000 shares of its common stock with a fair value of $742,100. We also incurred acquisition costs of $380,698. Additionally, the following net smelter royalties were granted: (i) a two percent net smelter return royalty on all future production, with no limit and (ii) a one percent net smelter return royalty (up to a maximum payment of $1,500,000).

A summary of the total purchase price is as follows:

Promissory note payable	$6,736,785
Common stock issued	742,100
Acquisition costs	380,698
Less discounts on the note	(580,534)
Total purchase price	$7,279,049

The following table summarizes the initial allocation of the purchase price, in US Dollars, of the assets acquired in the transaction along with the subsequent changes to the underlying assets based on a more formal assessment of fair market value. These changes had no material effect on depreciation. The US Dollar values reflect a discount ($580,534) relating to the Otten recourse note being non-interest bearing until January 1, 2010.

	December 31,
	2009	2008
Land	$329,280	$610,423
Buildings	1,206,954	1,330,902
Equipment	82,089	82,089
Mining claims	5,657,383	5,252,292
Mining permits	3,343	3,343
Total purchase price	$7,279,049	$7,279,049

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Prior to our acquisition of the Bates-Hunter Mine in June 2008, we made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property. After the acquisition, we now have additional assets of land, buildings and other additional equipment all related to the Bates-Hunter Mine. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years.  Components of our property, plant and equipment are as follows:

	December 31,
	2009	2008
Land	$329,280	$610,423
Buildings	1,206,954	1,330,902
Equipment	199,694	199,694
Less accumulated depreciation	(199,520)	(93,797)
	$1,536,408	$2,047,222

NOTE 6 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

As noted in Note 4, a more formal valuation assessment was done with the Hunter-Bates Mine purchase in 2009. Our initial allocation of the purchase price to the mining claims and permits acquired in the Bates-Hunter Mine transaction has been adjusted accordingly to the final valuation study. Since the purchase, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense and we have determined that no impairment has occurred for the period ended December 31, 2009. Components of our mineral properties and development costs are as follows:

	December 31,
	2009	2008
Mining claims (1)	$5,657,383	$5,252,292
Mining permits (2)	3,343	3,343
	$5,660,726	$5,255,635

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 7 – ADVANCE PAYMENTS ON EQUITY INVESTMENTS

During 2007, we made a direct $5 million investment through one of our wholly owned subsidiaries to the sellers of the iron ore PRC Properties, which secured our right to purchase these assets and provided the sellers with working capital. The original heads of agreement, that certain Equity and Asset Transfer Heads of Agreement dated May 4, 2007, went through a series of amendments and assignments. On March 17, 2009, we entered into a joint venture with London Mining, whereby the joint venture acquired the PRC Properties from the sellers. The joint venture vehicle was our previously wholly owned subsidiary of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation.

As of December 31, 2008, we only held the rights to acquire these iron ore mining properties and, therefore, we continued to record the $5 million as an advanced payment for the eventual purchase of the iron ore properties until such time as we had some type of resolution. Effective with the consummation of the joint venture on March 17, 2009, we still considered this $5 million advance to be an advance still due back from the sellers and not a partial payment on the purchase of the iron ore properties. We have since decided, due to the voluminous amendments and transfers of rights and the joint venture’s delay in making the additional payments required to the seller under the purchase agreement, that the re-payment of this $5 million, in any event, will be a long-term event. Since we could not obtain certification as to the assurance of the repayment, we made the assessment that an impairment was appropriate and therefore, we impaired this original advance to $0 at December 31, 2009.

NOTE 8 – RESTRICTED CASH ESCROWED FOR DEBT REPAYMENT

On December 16, 2009, London Mining negotiated terms with us to reduce our outstanding debt with London Mining. In connection with the agreement, we paid $2,000,000 to be held in escrow until final terms were negotiated on which debt to apply it against. The funds were released out of an escrow account held by legal counsel of London Mining on January 7, 2010.

NOTE 9 – INVESTMENT IN PARTIALLY-OWNED EQUITY AFFILIATES

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

Other than maintenance of property and prospecting rights and our submission to the DME, no other exploration activities will be conducted until a consent is issued by the DME. For the year ended December 31, 2009, the Company recognized a net unrealized gain of $2,865 and for the year ended December 31, 2008, the Company recognized a loss of $18,012.

China Global Mining Resources (BVI) Ltd.
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

On March 17, 2009, we entered into an amended and restated subscription agreement with London Mining (the “LM Subscription Agreement”), whereby they acquired a 50% equity interest in CGMR (BVI) by paying an aggregate of $38.75 million for 100 A Shares.  We hold the remaining 50% equity interest in CGMR (BVI) in the form of 100 ordinary B Shares.  All shares have equal voting rights and the board of directors was split equally between the two equity owners as well, subject to the terms of a shareholders’ agreement with London Mining (the “LM Shareholders’ Agreement”). Contemporaneously, CGMR (BVI) (through CGMR HK) completed the acquisition of the PRC Properties. Pursuant to the LM Subscription Agreement, we entered into the LM Shareholders’ Agreement setting forth certain preferences of the A Shares and governance terms applicable to CGMR (BVI).  The A Shares carry a preference with respect to return of capital and distributions until such time as an aggregate of $44.5 million (which includes the subscription amount of $38.75 million and $5.75 million in the form of a loan made to us) is returned or distributed to the holders of the A Shares (the “Repayment”).  The A Shares preference entitles them to 99% of the distributions of CGMR (BVI) until Repayment, while the B Shares that we hold will receive a 1% distribution, after which time London Mining will be entitled to 60% of the distributions and the Company 40% until the PRC Properties achieve an annual production output of 850,000 tons of iron ore. Upon achievement of such production, the respective holders of the A Shares and the B Shares, each as a class, will be entitled to 50% of the distributions.  Additionally, London Mining is entitled under the LM Shareholders’ Agreement to a management fee in the amount of $5.5 million for the first year following the acquisition, and $4.5 million annually thereafter until Repayment.  In the event Repayment occurs within three years, we may be entitled to receive a portion of the aggregate management fee paid to London Mining.  Under the LM Shareholders’ Agreement, we will be required to indemnify London Mining in the event certain events occur prior to Repayment, including (i) certain payments made under the consulting agreement with Mr. Lu that are to be deferred, (ii) payments incurred in developing Matang, (iii) failure to complete the acquisition of Matang in accordance with the business plan relating to the operation of the PRC Properties, or (iv) a material deviation from the business plan relating to the operation of the PRC Properties. Our indemnification, if any, would be satisfied by the transfer of a number of our B Shares, having a fair market value equal to the indemnified amount as determined under the LM Shareholders’ Agreement. The LM Shareholders’ Agreement further provides for transfer restrictions agreed between the parties, including rights of first refusal, drag along and tag along rights.

In conjunction with the joint venture and under the current accounting guidance for Noncontrolling Interests in Consolidated Financial Statements, we deconsolidated CGMR (BVI) and recorded our retained interest at fair value, estimated to be $387,500. As part of the deconsolidation process, an intercompany note receivable of $4.8 million is no longer eliminated in the consolidated financial statements. Therefore, the $4.8 million unrecognized gain mentioned above is, in effect, realized due to CGMR (BVI) no longer being controlled by the Company. However, due to the distribution ordering rules contained in the aforementioned LM Shareholders’ Agreement, collectability of the $4.8 million note receivable cannot be reasonably assured and will be allowed for as a doubtful account until collection can be reasonably assured. When the fair value of the retained interest ($387,500) is compared to the historical carrying value (negative $1,073,578), the deconsolidation results in a gain of $1,461,078.  The $4.8 million note receivable will continue to be carried on the Company’s books at $0, until collectability of the amount can be more reasonably assured.

The Company has a 50% equity interest, equal voting rights and an equal representation on the board.  Therefore, the Company can exercise significant influence over the operations and financial policies of the joint venture but does not exercise control.  Accordingly, the investment is accounted for under the equity method of accounting.  However, because of the aforementioned preferential distribution allocation of 99% to 1%, the Company will continue to record only their 1% proportionate share of income and losses until the preferential distribution to LM is entirely made.  Additionally, in 4th quarter 2009, the Company made the determination to impair their entire investment in CGMR (BVI) for the following reasons:  (i) the joint venture has a current 2009 loss, (ii) the joint venture missed a significant additional purchase price payment due the seller because of cash flow shortages from operations and  (iii) the Company is not certain when, and if they will receive their limited distribution of 1%.    Therefore, the Company has impaired the fair value of their retained interest of $387,500 less allocated losses of $6,686 for the period from March 17, 2009 to September 30, 2009 for a net impairment of $380,814.  The Company has discontinued recording any further operating losses in 4th quarter 2009 and beyond since their basis cannot go below zero.

The following table summarizes our investment in partially-owned equity affiliates:

Balance at December 31, 2007	$—
Advance to Kwagga	60,000
Losses recorded during 2008 from Kwagga	(18,012)
Balance at December 31, 2008	41,988
Current year advances	—
Net loss recorded during 2009 from Kwagga	(11,566)
2009 unrealized foreign currency gain	14,431
Loss recorded for CGMR (BVI) activity from March 17, 2009 to September 30, 2009	(6,686)
Deconsolidation of CGMR (BVI) & HK	387,500
Impairment of CGMR (BVI) & HK	(380,814)
Balance at December 31, 2009	$44,853

NOTE 10 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services and promissory notes relating to debt issued during 2009 and 2008.  The following table summarizes the amortization of debt issuance costs:

	December 31,
	2009	2008
Debt issuance costs, net, beginning of period	$7,514	$16,415
Add: additional debt issuance costs	665,999	67,473
Less: amortization of debt issuance costs	(127,132)	(76,374)
Debt issuance costs, net, end of period	$546,381	$7,514

NOTE 11 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	December 31,
	2009	2008
Loan from former board member; $60,000 face amount net of unamortized discount of $7,860 at December 31, 2008; interest rate of 10%, paid in full in 2009.	$—	$52,140

Original Platinum V secured loan; interest rate of 10%; accrued interest of $7,959 and $5,349 at December 31, 2009 and 2008, respectively; due February 15, 2010.	110,000	110,000

Promissory note of $50,000 issued as a debt issuance cost; interest rate of 10%, accrued interest of $2,877 at December 31, 2009; secured by personal guaranty of Mr. King, our Chief Executive Officer; due March 8, 2010.	50,000	—

Unsecured loan of $50,000; original interest rate of 2%, lender extended maturity date in exchange of new interest rate of 10% effective January 1, 2010; accrued interest of $1,585 and $564 at December 31, 2009 and 2008, respectively; due June 30, 2010.	50,000	50,000

Unsecured promissory note of $75,000 issued as a debt issuance cost; interest rate of 10%; accrued interest of $1,039 at December 31, 2009; due November 10, 2010.	75,000	—

Unsecured $30,000 loan; interest rate of 0%, repayment of loan is tied to any potential future projects conducted in Chile including, (i) a 50/50 distribution of earnings, profits and/or cash for the first $540,000 in aggregate distributions and, (ii) a 2% non-dilutive net smelter right to the lender (subject to the Company’s right to repurchase at terms to be agreed upon).	30,000	—
Totals	$315,000	$212,140

The weighted average interest rate at December 31, 2009 was 9%.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2007	$234,220
Add: gross proceeds of 2008	966,000
Add: refinancing of China Gold Promissory Notes	9,800,000
Less: original issue discount at time of issuance	(10,000)
Less: value assigned to warrants	(308,116)
Add: amortization of original issue discount	304,430
Less: principal payments	(565,000)
Less: refinancing of short-term China Gold Notes into long-term	(10,209,394)
Balance at December 31, 2008	212,140
Add: gross proceeds of 2009	580,000
Less: original issue discount	(35,000)
Less: value assigned to warrants and re-pricing of warrants	(463,770)
Add: amortization of original issue discount	506,630
Less: principal payments	(485,000)
Balance at December 31, 2009	$315,000

NOTE 12 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes:

	December 31,
	2009	2008
London Mining unsecured convertible loan; interest rate 8%; accrued interest of $103,430 and $23,653 at December 31, 2009 and 2008, respectively; convertible at $0.10 per share; due August 22, 2009, currently past due, original terms apply in the default period.	$1,000,000	$1,000,000

Original $1.02 million Platinum secured convertible loan net of unamortized discount of $0 and $60,722 at December 31, 2009 and 2008, respectively; stated interest rate of 10%; accrued interest of $28,827 and $48,072 at December 31, 2009 and 2008, respectively; see following description for other terms and changes.	238,746	761,628

Cabo $511,590 secured convertible debenture net of unamortized discount of $46,667 at December 31, 2009; stated interest rate of 12% with an initial effective rate of 18.5%; accrued interest of $41,712 at December 31, 2009; convertible at $0.20 per share; $150,000 payments due April 28, 2010 and 2011 with balance due April 28, 2012. The debenture is secured by the Hunter-Bates Mine.	464,923	—

Burnham $310,000 unsecured convertible loan net of unamortized discount of $33,333 at December 31, 2009; stated interest rate of 0% with an initial effective rate of 58.8%; convertible at the greater of fair market value or $0.05; due March 16, 2010; see following description for additional information.	276,667	—

Other convertible notes; see following description for terms and changes.	250,174	110,000
Totals	2,230,510	1,871,628
Less current portion	(1,915,587)	(1,871,628)
Long-term portion	$314,923	$—

Platinum V Senior Secured Convertible Promissory Note

On February 13, 2008, we entered into a Note and Warrant Purchase Agreement (the “Platinum Agreement”) dated February 11, 2008 with Platinum Long Term Growth V, LLC (“Platinum”), pursuant to which we issued to Platinum a 10% Senior Secured Convertible Promissory Note in the principal amount of $1,020,000 with an original maturity date of February 11, 2009 (the “Platinum Note”). The Platinum Note is convertible at any time into shares of our common stock at an initial conversion price of $0.18 per share.  The conversion price is further subject to weighted-average anti-dilution adjustments in the event we issue equity or equity-linked securities at a price below the then-applicable conversion price. After August 11, 2008, if the seven trailing trading day volume-weighted average price (“VWAP”) of our common stock is less than $0.30 per share (as appropriately adjusted for any splits, combinations or like events relating to the common stock), the holder shall have the option to: (i) require us to prepay in cash all or any portion of the Platinum Note at a price equal to 115% of the aggregate principal amount to be repaid together with accrued and unpaid interest (“Option 1”) or (ii) demand that all or a portion of the Platinum Note be converted into common stock at a conversion price equal to the lesser of the then-applicable conversion price or 85% of the lowest VWAP for the 10 trading days preceding such demand (“Option 2”).

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

In June 2009, Platinum sold its rights to the Platinum Agreement, including the Platinum Note (along with its $110,000 10% Senior Secured Promissory Note, as described in Note 11 – Short-term Notes Payable), to China Gold. China Gold then resold an aggregate of $400,000 out of its Platinum Note during the remainder of 2009, which retained the original terms as the Platinum Note. On December 17, 2009, we entered into amendments with China Gold on the Platinum Note, whereby the maturity date was amended to be due and payable on demand on or after February 15, 2010 and limited the conversion price, as adjusted, with a floor price of $0.01 per share.

•	China Gold’s remaining convertible principal balance on its portion of the original Platinum Note is $117,391 (along with $24,492 of accrued interest) as of December 31, 2009.
•
Of the aggregate $400,000 China Gold sold out of the Platinum Note (in three tranches: $100,000, which was fully converted by December 31, 2009, $150,000 and $150,000) there remains a convertible balance of (i) $71,355 (along with $3,016 of accrued interest) and (ii) $50,000 (along with $1,319 of accrued interest) as of December 31, 2009.

The sale to China Gold by Platinum of its secured convertible note, results in China Gold holding a security interest in all assets of the Company, Hunter Bates and Gregory Gold (a wholly owned subsidiary of Hunter bates), subject to certain priority liens and matters of record.

During the year ended December 31, 2009, we received notices from all holders of the Platinum Note to convert $621,842 of principal and $1,897 of interest into 12,583,076 shares of our common stock at conversion rates from $0.04029 to $0.07300 (a) resulting in additional beneficial conversion charges of $1,825,372 (b).

During the year ended December 31, 2008, we received notices from the holder of the Platinum Note to convert $197,650 of principal into 2,573,030 shares of our common stock at conversion prices from $0.051000 to $0.092905 (a) resulting in beneficial conversion charges of $294,994 (b).

(a)	The conversion prices were calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(b)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of December 31 2009, all discounts to the debt for the issuance of warrants and initial beneficial conversion feature have been fully amortized to interest expense.

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

On September 16, 2009, Burnham Securities, Broadband Capital and the Company executed a termination agreement (the “Broadband Termination Agreement”), pursuant to which we were required to make a  $350,000 payment and issue 7,500,000 shares of our unregistered common stock to Broadband Capital in full settlement of our obligations under their April 2008 letter agreement with Broadband Capital, and we received from Broadband Capital a release of any claims and further obligations under the letter agreement with it. Pursuant to the Broadband Termination Agreement, we redeemed the 7,500,000 shares with a payment of $150,000 on December 21, 2009.

In order to satisfy the $350,000 payment, CGMR (BVI) paid $110,000 in cash and we borrowed $240,000 from Burnham Securities in consideration of an unsecured convertible promissory note with Burnham Securities (the “Burnham Convertible Note”). The Burnham Convertible Note (i) has a face value of $270,000, requiring the recording of a discount fee of $30,000 (which was fully amortized to interest expense by December 16, 2009), (ii) bears no interest, (iii) is convertible (at a rate equal to the greater of fair market value and $0.05 per share) into a maximum of 6,200,000 shares of our common stock, and (iv) since the Burnham Convertible Note was not paid by December 16, 2009, the principal amount increased to $310,000 and become payable upon demand at any time after March 16, 2010. We recorded an additional $40,000 discount fee on December 16, 2009 and will amortize over the remainder of the note period.

Since the fair market value of our common stock was greater than $0.05 per share on the date of issuance, no beneficial conversion charge existed.

Other Third Parties

As of December 31, 2009, other convertible notes consist of the following: total of $285,000 net of unamortized discounts of $34,826; stated interest rates of 10% to 12.25%; accrued interest of $37,795; convertible at $0.01 to $0.08 per share; all notes are due in 2010.

As of December 31, 2008, other convertible notes consist of the following: total of $110,000; stated interest rate of 10%; accrued interest of $11,651; convertible at $0.20 per share; due March 31, 2009.

Summary of All Convertible Notes

The following table summarizes the convertible notes balances:

Balance at December 31, 2007	$9,843,283
Add: gross proceeds of 2008	2,020,000
Less: value assigned to original beneficial conversion feature and warrants	(1,020,000)
Less: value assigned to additional beneficial conversion feature and warrants	(314,994)
Add: amortization of original issue discount and beneficial conversion feature	1,340,989
Less: conversion of principal to common stock	(197,650)
Less: principal payments	—
Less: refinancing of the four China Gold Notes	(9,800,000)
Balance at December 31, 2008	1,871,628
Add: gross proceeds received during 2009	545,000
Add: conversion of accrued expenses to principal	489,828
Less: original issue discount at time of issuance of notes	(130,000)
Less: conversion of principal to common stock	(621,842)
Less: value assigned to additional beneficial conversion feature and warrants	(2,052,697)
Add: amortization of original issue discount and beneficial conversion feature	2,128,593
Less: principal payments	—
Balance at December 31, 2009, net of remaining discounts of $114,826	2,230,510
Less: current portion	(1,915,587)
Long-term portion at December 31, 2009	$314,923

Convertible debt has the following scheduled annual maturities for the years ending December 31:
2010	$1,983,746
2011	150,000
2012	211,590
2013	—
2014	—
Thereafter	—
Total	$2,345,336

NOTE 13 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expenses by relevant transaction:

	December 31,
	2009	2008
China related transactions (1)	$39,473	$1,115,234
Bates-Hunter Mine (2)	360,185	790,519
Hawk Uranium’s management services agreements (3)	—	200,000
FSC Project	123,849	96,804
Other expenses	270,129	230,101
	$793,636	$2,432,658

(1)
The decrease from December 31, 2008 to December 31, 2009 is due primarily to the deconsolidation of CGMR (BVI). See Note 9 – Investments in Partially-Owned Equity Method Affiliates, China Gold Mining Resources (BVI) Limited for details.

(2)
The decrease from December 31, 2008 to December 31, 2009 is due primarily to the issuance of a convertible debenture to Cabo Drilling (America) Inc., in satisfaction of an outstanding payable totaling $451,590.

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

NOTE 14 – LONG-TERM NOTES PAYABLE

The following table summarizes the Company’s long-term notes payable:

	December 31,
	2009	2008
Note payable - Otten	$6,189,768	$5,139,637

Note payable – China Gold	6,009,202	8,557,742

Note payable – London Mining	5,750,000	—

Note payable - Kenglo	3,094,196	—
Totals	21,043,166	13,697,379
Less current portion	(6,009,202)	(204,248)
Long-term portion	$15,033,964	$13,493,131

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was subsequently extended multiple times. On June 1, 2009, the parties entered into a standstill letter agreement, whereby the Sellers agreed they would not, prior to August 1, 2009, take any enforcement actions or exercise any rights of default under the Otten Note and extend the initial payment of Cdn$250,000 to July 31, 2009.  In consideration for entering into the standstill agreement, two principal payments of Cdn$12,500 were made in June and July 2009. By November 13, 2009, the complete Cdn$250,000 payment was recorded against the Otten Note by paying the remaining balance of $225,000. As of December 31, 2009, the outstanding principal balance is Cdn$6,500,000 (approximately $6,189,768 US).

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined below) becomes payable. The Otten Note is interest-free until January 1, 2010, and from such date shall bear interest at a rate of 6% per annum, with a maturity date of December 31, 2015.  The Otten Note balance reflected a discount (valued at $580,534 and is fully amortized to interest expense as of December 31, 2009) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment obligations under the Otten Note is secured by a deed of trust relating to all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. Hunter Bates is required to make quarterly principal repayments (each a “Production Revenue Payment”) beginning April 1, 2010, which payment(s) shall equal:

1.	For all calendar quarters March 31, 2010 to December 31, 2012, 75% of the profit realized by Hunter Bates for the immediately preceding calendar quarter, and
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

The following table summarizes the Otten long-term limited recourse promissory note in US Dollars:

Otten limited recourse note converted into US Dollar equivalent	$6,736,785
Less: initial discount for imputed interest of the Otten limited recourse note	(580,534)
Less: unrealized foreign currency gain from the Otten limited recourse note	(1,222,082)
Add: amortization of imputed interest discount	205,468
Balance at December 31, 2008	5,139,637
Add: unrealized foreign currency loss from the Otten limited recourse note	916,170
Add: amortization of original issue discount	375,067
Less: principal payments	(241,106)
Balance	6,189,768
Less: current portion	—
Balance at December 31, 2009	$6,189,768

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

On March 17, 2009 and contemporaneously with the closing of the joint venture with London Mining, we: (i) made a prepayment to China Gold under the Consolidated Note in the amount of $5.6 million, which included principal of $5,284,041 and accrued interest of $315,959 (China Gold returned $100,000 of the $5.6 million to us resulting in a net amount of $5,184,041 being applied to the outstanding principal balance) and (ii) reduced the exercise price of two warrants to purchase up to an aggregate of 40,082,000 shares of our common stock issued to China Gold to $0.075 per share (from $0.15 and $0.11 under the respective warrants) in consideration for China Gold consenting to a security interest granted to London Mining for a loan made to the Company, which resulted in an additional fair value of $86,200 recorded as a discount to the remaining debt, which is being amortized over the remaining term of the debt to interest expense.

In June 2009, September 2009 and November 2009, we received an additional $100,000, $150,000 and $150,000, respectively, from China Gold under the terms of the existing Consolidated Note.

On December 17, 2009, we entered into Amendment No. 4 (“Amendment No. 4”) to the Convertible Notes Purchase Agreement, pursuant to which the parties (i) consolidated certain loan obligations of ours with China Gold into a Third Amended and Restated Promissory Note dated December 17, 2009 in the principal amount of $6,153,322 (the “Third Amended Note”), which reflected the outstanding principal and interest under such consolidated loan obligations, (ii) amended and modified certain security agreements between the parties to consolidate the security interests of China Gold, (iii) extend and make certain other modifications to Platinum Note and the short-term Platinum $110,000 note, and (iv) reflect certain other agreements between the parties in consideration of certain accommodations made to us by China Gold, from time to time, including without limitation China Gold’s consent to our grant to Kenglo (see further details below) of a security interest that was pari passu to that of China Gold.

Pursuant to Amendment No. 4, the parties consolidated our payment obligations under that certain Second Amended and Restated Promissory Note dated December 22, 2008 in the principal amount of $10,421,107 (the “Prior Note”) and certain other loans made by China Gold to us in the aggregate principal amount of $400,000 into the Third Amended Note.  The Third Amended Note accrues interest at a rate equal to 12.25% per annum with the principal and interest due on demand at any time on or after February 15, 2010.  The Prior Note and the other loan obligations were cancelled as of the issuance of the Third Amended Note.

China Gold’s security interest under the Purchase Agreement was principally governed by the terms of that certain Amended and Restated Security Agreement dated December 22, 2008 (the “Prior Security Agreement”) and that certain Second Amended and Restated Pledge Agreement dated December 22, 2008 (the “Prior Pledge Agreement”).  With the acquisition of the February Note and July Note from a third-party lender in April 2009, China Gold also acquired a security interest in certain other assets of the Wits Basin, Hunter Bates and Gregory Gold, principally pursuant to the terms of that certain Security Agreement dated February 11, 2008 by and between China Gold (as a successor-in-interest), Wits Basin, Hunter Bates and Gregory Gold (the “Platinum Security Agreement”). Pursuant to Amendment No. 4, the parties consolidated the security interests held by China Gold under the Prior Security Agreement and Prior Pledge Agreement with those held pursuant to the Platinum Security Agreement into that certain Second Amended and Restated Security Agreement (the “Amended Security Agreement”) and Third Amended and Restated Pledge Agreement (the “Amended Pledge Agreement”), each dated December 17, 2009 and entered into by and between China Gold, Wits Basin, Hunter Bates and Gregory Gold, resulting in a security interest in all assets of Wits Basin, Hunter Bates and Gregory Gold, subject to certain priority liens and matters of record.  Pursuant to the Amended Pledge Agreement, Wits Basin pledged its equity interest in 18,584,544 shares of Standard Gold (constituting approximately 81% of the equity interest in Standard Gold), its 35% equity interest in Kwagga Gold (Barbados) Ltd., and its 50% equity interest in CGMR (BVI), and Hunter Bates pledged its 100% equity interest in Gregory Gold. Pursuant to the terms of a consent to the Kenglo financing as referenced above, China Gold agreed to permit Wits Basin to grant a similar security interest to Kenglo that is pari passu to the security interests set forth in the Amended Security Agreement and Amended Pledge Agreement.

As consideration for entering into Amendment No. 4 and certain other accommodations that China Gold made to the Company from time to time, including without limitation China Gold’s consent to the Company’s grant to Kenglo of a security interest that is pari passu to the security interest held by China Gold to secure China Gold’s right to repayment of approximately $6,500,000 in obligations of the Company, the Company issued China Gold a five-year warrant to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $0.01, and agreed to modify the terms of that certain warrant to purchase 38,200,000 shares of the Company’s common stock issued on November 10, 2008 (the “November Warrant”) and that certain warrant to purchase 882,000 shares of the Company’s common stock issued on October 28, 2008 (the “October Warrant”) to reduce the exercise price of such Warrants from $0.075 per share to $0.01 per share.  The October Warrant was further modified to extend the expiration date from October 28, 2010 to October 28, 2013 as originally intended by the parties. The fair value of the warrants issued, extended and repriced were valued at $400,591 and was recorded as a debt issuance cost in connection with the Kenglo One promissory note more fully discussed below.

As of December 31, 2009, the outstanding principal balance of the China Gold note is $6,153,322 with an unamortized discount balance of $144,120.

Promissory Note with London Mining Plc

Pursuant to the LM Subscription Agreement, London Mining made a loan to us in the aggregate amount of $5.75 million (the “WB Loan Agreement”).  The WB Loan Agreement provides for interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%), and the obligation matures on the earlier of January 31, 2014 or upon termination of the LM Shareholders’ Agreement. We used the proceeds of the loan to make: (i) a $5.6 million payment towards our obligation under the China Gold Consolidated Note (as described above) and (ii) reductions in our accounts payable. As of December 31, 2009, the note has accrued interest of $243,524 with an interest rate of 5.25%.

Promissory Note with Kenglo One, Ltd.

On December 14, 2009, we entered into a loan agreement with Kenglo One, Ltd. (“Kenglo”) whereby we issued to Kenglo a secured promissory note in the face amount of $5,000,000 (the “Kenglo Note”) in consideration of a loan of $4,000,000. The Kenglo Note was issued with an original issue discount of $1,000,000, and otherwise bears no interest.  The maturity date of the Kenglo Note is February 14, 2011.

As additional consideration for the loan, we issued Kenglo (i) a five-year warrant to purchase 16,000,000 shares of our common stock at an exercise price of $0.10 per share (the “Kenglo Warrant”) and (ii) a third-party option to purchase from Wits Basin 1,299,000 shares of common stock of Standard Gold, Inc. held by the Company at a price per share of $1.00. The Kenglo Warrant contains standard anti-dilution rights, and includes a net exercise right on behalf of Kenglo. The fair value of the warrant was $868,215 based on the Black Scholes pricing model and is being amortized over the term of the loan.

As of December 31, 2009, the outstanding principal balance of the Kenglo Note is $5,000,000 with an unamortized discount balance of $1,905,804.

Summary

The following table summarizes the long-term notes payable balances:

Balance at December 31, 2007	$—
Second Amended and Restated China Gold Note	10,421,107
Less: discount on China Gold Note	(1,894,948)
Otten limited recourse note converted into US Dollar equivalent	6,736,786
Less: discount for imputed interest of the Otten limited recourse note	(580,535)
Less: unrealized foreign currency gain from the Otten limited recourse note	(1,222,082)
Add: amortization of OID	237,051
Balance at December 31, 2008	13,697,379
Add: gross proceeds received during 2009	10,784,041
Add: current liabilities converted to principal	982,215
Less: original issue discount	(1,000,000)
Less: discount value assigned to re-pricing of warrants	(1,062,589)
Less: unrealized foreign currency loss from the Otten limited recourse note	916,170
Add: amortization of original issue discount	2,251,097
Less: principal payments	(5,525,147)
Balance, net of remaining discounts of $2,049,924	21,043,166
Less: current portion	(6,009,202)
Balance at December 31, 2009	$15,033,964

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2010	$6,153,322
2011	5,000,000
2012	—
2013	2,095,000
2014	7,845,000
Thereafter	1,999,768
Total	$23,093,090

NOTE 15 – OTHER LIABILITY

During 2009, the Company in connection with a private placement offering of our common stock and a debt financing transaction, granted the participating investors certain options to purchase Standard Gold (majority owned subsidiary) equity securities from the Company.  The Standard Gold options were used as incentives to entice the investors to invest in the Company.  The following options were granted:

•	Kenglo Promissory Note (see Note 14 – Long-term Notes Payable) – includes an option to purchase from the Company 1,299,000 shares of common stock of Standard Gold, Inc. at a price of $1.00 per share.
•
Private Placement of Wits’ Common Stock (see Note 18 – Shareholders’ Equity) – includes an option to purchase from the Company 630,000 units of Standard Gold, Inc. at a price of $0.50 per unit. Each unit consists of one share of Standard Gold’s common stock and a warrant to purchase a share of Standard Gold common stock at an exercise price of $1.00 per share.

Since these Standard Gold options were not directly and closely related to the equity of the Company, the estimated total fair value for both of these options was $205,933 and was recorded as a liability classified as “Other Liability” in the balance sheet. This liability will reverse through the statement of operations upon exercise of the options or when the options expire in five years.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Operating Leases

We currently occupy approximately 160 square feet of office space, together with the use of related adjacent common areas, in Minneapolis, Minnesota pursuant to a lease agreement that expires May 31, 2010.  Under the lease, we are required to make monthly payments of $1,261 through May 2010. Total rent expense under the operating lease for the years ended December 31, 2009 and 2008, was $15,746 and $15,140, respectively.  Future minimum operating lease commitments for 2010 is approximately $6,305.

NOTE 17 – LEGAL MATTERS

The Company is subject to legal proceedings in the normal course of business. Management believes these proceedings will not have a material adverse effect on the financial statements.

NOTE 18 – SHAREHOLDERS’ EQUITY

Common Stock Issuances

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

(3)	We issued an aggregate of 272,321 shares in lieu of cash payments for debt and accrued expenses totaling $62,908.
(4)	We issued 3,620,000 shares at $0.205 per share pursuant to the acquisition of the Bates-Hunter Mine totaling $742,100.
(5)	We issued 1,000,000 shares pursuant to Pacific Dawn Capital’s right-to-purchase option, re-priced to $0.06 per share and we received net proceeds of $60,000.
(6)	Through private placements:
(a)	We sold 6,456,666 shares of our common stock at $0.15 per share, resulting in net proceeds of $900,894;
(b)	We sold 125,000 shares of our common stock at $0.20 per share, resulting in net proceeds of $24,348; and
(c)	We sold 1,200,000 units (which included one common share and one warrant) at $0.25 per share, resulting in net proceeds of $300,000.
(7)	Platinum Long Term Growth V, LLC received an aggregate of 7,604,229 shares as follows:
(a)	We issued Platinum 260,268 shares at $0.20 per share in lieu of its interest payment due on June 30, 2008 under its senior secured convertible promissory note (valued at $52,053);
(b)	We issued Platinum 1,000,000 shares through the exercise of a warrant at $0.01 per share and we received net proceeds of $10,000;
(c)	Platinum exercised certain warrants and received 3,770,931 shares of our common stock by surrendering 266,333 of its available shares to pay for the exercise, via the cashless exercise provision; and

(d)	Platinum converted $197,650 of its senior secured convertible promissory note into 2,573,030 shares at conversion rates ranging from $0.051 to $0.093.

During fiscal 2009, we issued the following shares of our unregistered common stock:

(1)
In June 2009, pursuant to a standstill agreement with the sellers of the Bates-Hunter Mine, we issued 500,000 shares of our common stock to Mr. Otten, as partial compensation for an agreement not to pursue any enforcement actions with respect to our delay in making a Cdn$250,000 principal payment. The fair value of our common stock was $40,000.

(2)
In July 2009, we issued Hawk 3,218,878 shares of our common stock to satisfy in full an aggregate of $250,000 in management services fees plus accrued interest that were payable to Hawk pursuant to the management services agreements. We valued the issuance at $288,699.

(3)	We issued 1,100,000 shares of our common stock to a consultant for services related to the CGMR (BVI) joint venture. The fair value of our common stock was $99,000.
(4)	In consideration of an extension on the maturity date from a note holder, we issued 300,000 shares of common stock. The fair value of our common stock was $20,661.
(5)
During the year, we received notices to convert $623,739 of principal and interest of the original Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note and notes recently sold to secondary lenders into 12,583,076 shares of our common stock, conversion rates ranging from $0.04029 to $0.073 per share.

(6)
During 2009, in a private placement, we accepted subscriptions for 6,300,000 shares of our common stock at a price of $0.05 per share and received gross proceeds of $315,000. As additional consideration, the Company entered into a private option with each subscriber, such that for each 200,000 shares of Wits Basin common stock they purchased in the private placement, they hold an option to purchase from Wits Basin 20,000 units (“Standard Gold Units”) of Standard Gold, at a price of $0.50 per Standard Gold Unit. Each Standard Gold Unit consists of one share of Standard Gold common stock and a warrant to purchase a share of Standard Gold common stock at an exercise price of $1.00 per share.  Wits Basin purchased 630,000 Standard Gold Units from Standard Gold and is holding the Standard Gold Units in reserve should the option holders exercise their option.

Stock Purchase Warrant Grants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services is more reliably measurable.

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
We issued a two-year warrant to purchase up to 100,000 shares of our common stock at $0.20 per share to an unaffiliated third party as compensation for introductions relating to the Bates-Hunter Mine, negotiated during 2006.  The fair value of the warrant totaled $16,019 and was recorded as an acquisition cost.

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

During fiscal 2009, we granted the following warrant issuances:

(1)
In consideration of a maturity date extension pursuant to the November 2008 $60,000 loan from Hawk, we issued a five-year warrant to purchase up to 50,000 shares of our common stock at $0.20 per share, which includes a cash-less exercise provision. The fair value of the warrant totaled $2,903.

(2)
In consideration of an additional extension to the Hawk loan in #1 above, we issued to Hawk a five-year warrant to purchase up to 150,000 shares of common stock at an exercise price of $0.15 per share. The fair value of the warrant totaled $10,217.

(3)
In consideration of our issuance of a secured promissory note in the face amount of $5,000,000, we issued a five-year warrant to purchase up to 16,000,000 shares of our common stock at $0.10 per share. The fair value of the warrant totaled $868,215.

(4)
In consideration of China Gold, LLC providing, from time to time, accommodations to debt instruments, we issued a five-year warrant to purchase up to 1,600,000 shares of common stock at an exercise price of $0.01 per share. The fair value of the warrant totaled $144,000.

(5)
In consideration of certain loan accommodations made to us by Pioneer Holdings, LLC, an affiliate of China Gold, LLC, from time to time, we issued to Pioneer five-year warrants to purchase an aggregate of 7,000,000 shares of common stock at an exercise price of $0.01 per share. The aggregate fair value of the warrants totaled $630,000.

Using the Black-Scholes pricing model, the following assumptions were used to calculate the fair value of the stock purchase warrants granted, for which the fair value of the services were not more reliably measurable: (i) during 2009: dividend yield of 0%, risk-free interest rate of 1.9% to 2.8%, expected life equal to the contractual life between two and five years, and volatility of 145% to 149% and (ii) during 2008: dividend yield of 0%, risk-free interest rate of 2.0% to 3.1%, expected life equal to the contractual life between two and five years, and volatility of 147% to 152%.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2007	27,430,238	$0.53	$0.01 – $7.15

Granted	50,617,000	0.15	0.01 – 0.35
Cancelled or expired	(6,258,800)	1.39	0.12 – 7.15
Exercised (1)	(10,037,264)	0.02	0.01 – 0.15
Outstanding at December 31, 2008	61,751,174	0.21	0.01 – 1.50

Granted	24,800,000	0.07	0.01 – 0.20
Cancelled or expired	(8,504,771)	0.50	0.20 – 1.50
Exercised	—	—	—
Outstanding at December 31, 2009	78,046,403	$0.06	$0.01 – $0.35	3.9 years

Warrants exercisable at December 31, 2009	78,046,403	$0.06	$0.01 – $0.35

(1) Pursuant to a cashless exercise provision, Platinum surrendered 266,333 of its available shares to pay for its cashless exercise of 3,770,931 shares, with an exercise price of $0.01 per share, during 2008.

Option Grants

We have five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan.  Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, we have two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above.  As of December 31, 2009, an aggregate of 21,250,000 shares of our common stock were originally available to be granted under our plans and non-plans as determined by the board of directors, of which 1,664,000 are available for future issuances.

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

No stock options were granted in 2009.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

In determining the compensation cost of the options granted during fiscal 2008, the fair value of each option grant had been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized below:

	2009	2008
Risk-free interest rate	N/A	3.13%
Expected volatility factor	N/A	150% - 151%
Expected dividend	N/A	—
Expected option term	N/A	10 years

The weighted average Black-Scholes fair value of options granted during 2008 was $0.20. We recorded $1,306,298 and $2,065,156 related to employee stock compensation expense for the years ended December 31, 2009 and 2008, respectively, relating to share options granted and modifications to existing options. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.01 and $0.02 per share impact on the loss per share for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, approximately $796,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately two years.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2007	13,659,500	$0.53

Granted	3,000,000	0.20
Canceled or expired	(16,000)	4.25
Exercised	—	—
Options outstanding - December 31, 2008	16,643,500	0.47

Granted	—	—
Canceled or expired	(1,000,000)	0.43
Exercised	—	—
Options outstanding - December 31, 2009	15,643,500	$0.47

Options exercisable - December 31, 2009	11,560,167	$0.48

The following tables summarize information about stock options outstanding at December 31, 2009:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,025,000	6.9 years	$0.23	$—
$0.31 to $0.43	3,850,000	5.5 years	$0.36	$—
$0.56 to $1.02	4,706,000	4.0 years	$0.87	$—
$2.75 to $3.00	62,500	1.2 years	$2.84	$—
$0.15 to $3.00	15,643,500	5.7 years	$0.47	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	4,441,667	7.2 years	$0.23	$—
$0.31 to $0.43	3,350,000	5.8 years	$0.37	$—
$0.56 to $1.02	3,706,000	3.0 years	$0.83	$—
$2.75 to $3.00	62,500	1.2 years	$2.84	$—
$0.15 to $3.00	11,560,167	5.4 years	$0.48	$—

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2009. No options were exercised during 2009 or 2008.

NOTE 19 – RELATED PARTY TRANSACTIONS

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

Corporate Resource Management, Inc.

On November 12, 2008, we entered into an amended and restated consulting agreement with Corporate Resource Management, Inc, a Minnesota corporation (“CRM”). CRM is an entity wholly owned by Deborah King, the spouse of Stephen D. King (our Chief Executive Officer and a member of our Board of Directors).  CRM provides the Company with investment banking services relating to the purchase and sale of mining related assets. Pursuant to the agreement, CRM is entitled to a fee of $13,750 per month, plus reimbursement of normal out-of-pocket expenses.  The term of the agreement is for one year, with automatic renewals unless either party provides notice of termination.  Each party has the right to terminate the agreement with a 30-day written notice, provided that CRM is entitled to a $75,000 termination fee if the agreement is terminated by the Company without cause. The amended agreement superseded in its entirety the terms of the prior consulting agreement with CRM dated May 15, 2006.  Pursuant to the amendment, the Company eliminated a provision for potential payment of commissions of up to 2% of the value of any asset transactions completed during the term of the agreement and for a period of one year following termination. For the years ended December 31, 2009 and 2008, we paid $165,000 and $153,750, respectively, pursuant to the terms of the consulting agreement.

Hawk Uranium Inc.

H. Vance White is an officer and director of Hawk and served as our Chairman of our Board of Directors until June 10, 2009.

In August 2007, we entered into a management services agreement with Hawk, which agreement expired on December 31, 2007 and required a $100,000 payment, which was accrued but not paid as of December 31, 2008. In January 2008, we entered into a new management services agreement with Hawk, which agreement expired on December 31, 2008 and required a $100,000 payment, which was also accrued but not paid as of December 31, 2008.

In November 2008, we entered into a bridge financing arrangement with Hawk, whereby Hawk made a loan to the Company of $60,000 in consideration of a 90-day promissory note, which bore interest at a rate of 10%. The proceeds of the financing are being expressly used to maintain the permits and land claims of the FSC Project. In consideration of the loan, we issued a five-year warrant to purchase up to 250,000 shares of our common stock. In March 2009, we received an extension until April 20, 2009 on the maturity date and for such extension we reduced the exercise price of the five-year warrant from $0.125 per share to $0.0625 per share. The Hawk loan was satisfied on December 24, 2009.

On July 3, 2009, the Company and Hawk entered into a Letter Agreement relating to the payment by the Company of management services fees owed to Hawk and the extension of a promissory note issued by the Company in favor of Hawk. Pursuant to the Letter Agreement, we agreed to issue Hawk 3,218,878 unregistered shares of our common stock to satisfy in full an aggregate of $200,000 in management services fees that were payable to Hawk pursuant to the terms of management services agreements.

NOTE 20 – INCOME TAXES

The Company estimates that at December 31, 2009 it had cumulative net operating loss carryforwards for tax purposes of approximately $11,924,000 for both federal and state purposes.  These carryforwards, if not used, will begin to expire in 2023. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  During 2009, the Company had a change of ownership as defined under IRC Section 382.  Although the Company has not performed a formal Section 382 study, it appears that the NOL carryforwards from 2008 would be limited to approximately $390,000 per year. Due to the Section 382 ownership change, the $18,807,000 NOL carryforward from 2008 is being reduced to $7,800,000 of useable carryforward.  Future ownership changes could significantly further limit the use of the NOL. In addition, a number of the Company's deferred tax assets will likely be considered capital assets and therefore, if the transactions result in a loss, they would create a capital loss. Capital losses have a five year carryforward and can only be offset by capital gains.  There can be no assurance of future capital gain income to offset any potential capital losses.

Significant components of the Company’s estimated deferred tax assets and liabilities at December 31:

Deferred tax assets:	2009	2008
Net operating loss carryforwards	$4,889,000	$7,711,000
Exploration rights	5,640,000	3,274,000
Expenses related to warrants and options	3,113,000	2,168,000
Accrued liabilities and other	1,699,000	1,632,000
Total deferred tax asset	15,341,000	14,785,000
Valuation allowance	(15,341,000)	(14,785,000)
	$—	$—

The income tax provision consists of the following for the years ended December 31:

	2009	2008
Current tax provision	$—	$—
Deferred tax provision	(556,000)	(3,424,000)
Valuation allowance	556,000	3,424,000
Total income tax provision	$—	$—

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31:

	2009	2008
Federal statutory tax rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(6.0)%	(6.0)%
Permanent differences	10.5%	14.0%
382 adjustment	29.2%	—
Valuation allowance	1.3%	27.0%
Effective tax rate	—	—

At December 31, 2009, the Company fully reserved its net deferred tax assets totaling $15,341,000, recognizing that the Company has incurred losses since inception of exploration stage and there is no assurance that future years will be profitable.

NOTE 21 – EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended December 31:

	2009	2008
Basic earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(15,378,918)	$(12,907,209)
Weighted average of common shares outstanding	152,024,653	129,674,425

Basic net earnings (loss) per share	$(0.10)	$(0.10)

Diluted earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(15,378,918)	$(12,907,209)
Basic weighted average common shares outstanding	152,024,653	129,674,425
Options, convertible debentures and warrants	(1)	(2)
Diluted weighted average common shares outstanding	152,024,653	129,674,425

Diluted net income (loss) per share	$(0.10)	$(0.10)

(1)
As of December 31, 2009, we had (i) 15,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 78,046,403 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 29,513,304 shares of common stock issuable under outstanding convertible debt agreements. These 123,203,207 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.

(2)
As of December 31, 2008, we had (i) 16,643,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 61,751,174 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 19,547,528 shares of common stock issuable under outstanding convertible debt agreements.  These 97,942,202 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for the period presented.

NOTE 22 – SUBSEQUENT EVENTS

On December 16, 2009, London Mining negotiated terms with us to reduce our outstanding debt with London Mining. In connection with the agreement, we paid $2,000,000 to be held in escrow until final terms were negotiated on which debt to apply it against. The funds were released out of an escrow account held by legal counsel of London Mining on January 7, 2010.

In January 2010, the secondary holder of a portion of the Platinum long-term convertible promissory note converted $50,000 plus $1,586 of accrued interest into 776,072 shares of our common stock.

In March 2010, Burnham Securities converted $100,000 of principal (of its $310,000 convertible promissory note) into 1,250,000 shares of our common stock.

In March 2010, the Company issued 833,592 shares of its common stock to a lender as payment in lieu of cash on a $50,000 June 9, 2009 short-term promissory note, which included $3,708 of accrued interest.

Effective March 10, 2010, the Company’s board of directors, with the recommendation of the compensation committee, reduced the exercise price of Clyde Smith’s, the Company’s President, 2,000,000 options from $0.31 to $0.20 per share and accelerated the remaining unvested 500,000 options to be vested.