Form 10-Q
period 2010-03-31
WITS BASIN PRECIOUS MINERALS INC
filed 2010-05-17
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 14, 2010, there were 169,677,648 shares of the Registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain statements which are forward-looking in nature and are based on the current beliefs of our management as well as assumptions made by and information currently available to management, including statements related to the uncertainty of the quantity or quality of probable ore reserves, the fluctuations in the market price of such reserves, general trends in our operations or financial results, plans, expectations, estimates and beliefs. In addition, when used in this Form 10-Q, the words “may,” “could,” “should,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict” and similar expressions and their variants, as they relate to us or our management, may identify forward-looking statements. These statements reflect our judgment as of the date of this Form 10-Q with respect to future events, the outcome of which is subject to risks.  We have attempted to identify, in context, certain of the factors that we believe may cause actual future experience and results to differ materially from our current expectations, which may have a significant impact on our business, operating results, financial condition or your investment in our common stock, as described in Part I, Item 1A entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$162,466	$1,109,544
Other receivable	350,000	—
Prepaid expenses	10,255	10,986
Total current assets	522,721	1,120,530

Property, plant and equipment, net	1,513,146	1,536,408
Mineral properties and development costs	5,660,726	5,660,726
Restricted cash escrowed for debt repayment	—	2,000,000
Investment in partially-owned equity affiliates	44,150	44,853
Debt issuance costs, net	342,025	546,381
Total assets	$8,082,768	$10,908,898

Liabilities and Shareholders’ Deficit
Current liabilities:
Short-term notes payable	$265,000	$315,000
Current portion of convertible notes payable, net of original issue discount	1,802,837	1,915,587
Current portion of long-term notes payable	9,671,030	6,009,202
Accounts payable	254,502	214,626
Accrued interest	638,153	529,326
Other accrued expenses	838,023	793,636
Total current liabilities	13,469,545	9,777,377

Long-term liabilities:
Convertible note payable, long-term portion	319,923	314,923
Long-term notes payable, net of discount	10,393,553	15,033,964
Other liability	205,933	205,933
Total liabilities	24,388,954	25,332,197

Shareholders’ deficit:
Common stock, $0.01 par value, 300,000,000 shares authorized: 169,112,367 and 166,182,703 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,691,124	1,661,827
Additional paid-in capital	68,037,329	67,362,825
Warrants outstanding	7,243,688	7,243,688
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(70,210,039)	(67,654,919)
Total Wits Basin shareholders’ deficit	(16,170,358)	(14,319,039)
Non-controlling interest	(135,828)	(104,260)
Total shareholders’ deficit	(16,306,186)	(14,423,299)
Total liabilities and shareholders’ deficit	$8,082,768	$10,908,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		May 1, 2003 (inception) to March 31,
	2010	2009	2010
Revenues	$—	$—	$—
Operating expenses:
General and administrative	984,165	1,145,454	30,553,250
Exploration expenses	73,406	44,412	12,286,842
Depreciation and amortization	23,262	26,431	670,441
Merger transaction costs	—	—	1,564,131
Loss on impairment of assets	—	—	7,870,814
Stock issued as penalty	—	—	2,152,128
Loss on sale of mining properties	—	—	571,758
Loss on disposal of assets	—	—	13,995
Loss from equity investments in partially-owned affiliates	1,090	1,220	37,354
Total operating expenses	1,081,923	1,217,517	55,720,713
Loss from operations	(1,081,923)	(1,217,517)	(55,720,713)

Other income (expense):
Other income (expense), net	287	9	104,583
Interest expense	(1,292,260)	(1,313,073)	(14,999,567)
Loss on debt extinguishment, net	—	—	(1,485,558)
Gain on deconsolidation of subsidiary, net	—	1,461,078	1,461,078
Foreign currency gains (losses)	(211,071)	130,896	109,272
Total other income (expense)	(1,503,044)	278,910	(14,810,192)
Loss from operations before income taxes and discontinued operations	(2,584,967)	(938,607)	(70,530,905)
Income tax benefit (provision)	—	—	243,920
Loss from continuing operations	(2,584,967)	(938,607)	(70,286,985)

Discontinued operations:
Gain from discontinued operations	—	—	21,154
Loss after discontinued operations	(2,584,967)	(938,607)	(70,265,831)
Net loss attributable to non-controlling interest	29,847	—	55,792
Net loss attributable to Wits Basin	$(2,555,120)	$(938,607)	$(70,210,039)

Basic and diluted net loss per common share attributable to Wits Basin:
Continuing operations	$(0.02)	$(0.01)	$(0.79)
Discontinued operations	—	—	—
Net loss per common share attributable to Wits Basin	$(0.02)	$(0.01)	$(0.79)

Basic and diluted weighted average common shares outstanding	167,394,665	143,435,819	88,377,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003
	Three Months Ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
OPERATING ACTIVITIES:
Net loss	$(2,584,967)	$(938,607)	$(70,265,831)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	23,262	26,431	670,441
Loss from investments in partially-owned equity affiliates	1,090	1,220	37,354
Gain on deconsolidation of subsidiary, net	—	(1,461,078)	(1,461,078)
Loss (gain) on foreign currency	211,071	(130,896)	(109,272)
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	—	55,109	6,649,899
Amortization of debt issuance costs	204,356	7,514	583,200
Amortization of original issue discount & beneficial conversion feature	729,770	942,756	9,695,450
Compensation expense related to stock options and warrants	373,398	423,945	5,172,676
Issuance of common stock and warrants for exploration rights	—	—	5,885,372
Issuance of common stock and warrants for services	—	—	2,447,737
Loss on debt extinguishment	—	—	1,485,558
Issuance of common stock and warrants for interest expense	—	—	1,213,420
Loss on impairment of assets	—	—	7,870,814
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Loss on sale of mining projects	—	—	571,758
Contributed services by an executive	—	—	274,500
Non-cash loss on nickel property (exploration)	—	—	150,000
Gain on disposal of miscellaneous assets	—	—	(51,585)
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Other receivable, net	(350,000)	—	(331,983)
Prepaid expenses	731	5,894	(209,030)
Accounts payable	43,376	(54,596)	187,721
Accrued expenses	158,508	291,104	4,384,168
Net cash used in operating activities	(1,189,405)	(831,204)	(23,017,737)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	—	—	(364,680)
Advance to partially-owned equity affiliate	—	—	(450,000)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Refunds and (advance payments) on equity investments	—	—	(5,150,000)
Net cash used in investing activities	—	—	(8,042,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows, continued
(unaudited)

			May 1, 2003
	Three Months Ended March 31,		(inception) to March 31,
	2010	2009	2010

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(1,782,673)	(5,398,484)	(5,573,424)
Restricted cash escrowed for debt repayment	2,000,000	—	—
Cash proceeds from issuance of common stock, net of offering costs	—	—	7,977,228
Cash proceeds from exercise of stock options	—	—	199,900
Cash proceeds from exercise of warrants	—	—	6,724,547
Cash proceeds from short-term debt and convertible notes payable	—	200,000	16,115,000
Cash proceeds from long-term debt	—	5,850,000	5,150,000
Capital contributed by non-controlling interest	25,000	—	256,672
Debt issuance costs	—	—	(324,634)
Net cash provided by financing activities	242,327	651,516	30,525,289

Increase (decrease) in cash and cash equivalents	(947,078)	179,688	(534,574)
Cash and cash equivalents, beginning of period	1,109,544	230,729	697,040
Cash and cash equivalents, end of period	$162,466	$51,041	$162,466
Supplemental cash flow information:
Cash paid for interest	$244,012	$301,517	$2,115,592
Cash paid for income taxes	$—	$—	$—

Issuance of common stock in lieu of cash for debt, interest, accounts payable and accrued expenses	$58,794	$—	$503,455
Conversion of debt principal to common stock	$150,000	$165,000	$971,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of March 31, 2010, we hold (i) a majority equity interest of approximately 94% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (the “Bates-Hunter Mine”), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing  iron ore mine and processing plant in the People’s Republic of China, (the “PRC”), and (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (the “FSC Project”). The following is a summary of these projects:

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

As of March 31, 2010, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. At March 31, 2010 and December 31, 2009, we did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed April 15, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share are as follows:

	March 31,
	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(2,555,120)	$(938,607)
Weighted average of common shares outstanding	167,394,665	143,435,819

Basic net earnings (loss) per share	$(0.02)	$(0.01)

Diluted earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(2,555,120)	$(938,607)
Basic weighted average common shares outstanding	167,394,665	143,435,819
Options, convertible debentures and warrants	(1)	(2)
Diluted weighted average common shares outstanding	167,394,665	143,435,819

Diluted net earnings (loss) per share	$(0.02)	$(0.01)

(1)
As of March 31, 2010, we had (i) 14,193,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 78,046,403 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 25,835,762 shares of common stock issuable under outstanding convertible debt agreements. These 118,075,665 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

NOTE 5 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2010, we incurred losses from continuing operations of $2,584,967. At March 31, 2010, we had an accumulated deficit of $93,142,499 and a working capital deficit of $12,946,824. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this Quarterly Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

NOTE 6 – OTHER RECEIVABLE

During the three months ended March 31, 2010, the Company advanced certain payments on behalf of our joint venture CGMR (BVI), and those payments have been repaid to us in April 2010.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Prior to our acquisition of the Bates-Hunter Mine in June 2008, we made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property. After the acquisition, we added additional assets of land, buildings and other additional equipment all related to the Bates-Hunter Mine.

Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. Components of our property, plant and equipment are as follows:

	March 31,	December 31,
	2010	2009
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(222,782)	(199,520)
	$1,513,146	$1,536,408

NOTE 8 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

With the acquisition of the Bates-Hunter Mine in 2008, we also acquired certain mining claims and permits in the transaction. Since that time, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense and we have determined that no impairment has occurred for the period ended March 31, 2010. Components of our mineral properties and development costs are as follows:

	March 31,	December 31,
	2010	2009
Mining claims (1)	$5,657,383	$5,657,383
Mining permits (2)	3,343	3,343
	$5,660,726	$5,660,726

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 9 – RESTRICTED CASH ESCROWED FOR DEBT REPAYMENT

On December 16, 2009, London Mining negotiated terms with us to reduce certain of their outstanding debt. In connection with the agreement, we paid $2,000,000 to be held in escrow until final terms were negotiated on which debt to apply it against. The funds were released out of an escrow account held by legal counsel of London Mining on January 7, 2010 and $242,327 was applied to accrued interest and $1,757,673 was recorded as a principal payment against their $5,750,000 promissory note (see Note 15 – Long-term Notes Payable for further details).

NOTE 10 – INVESTMENT IN PARTIALLY-OWNED EQUITY AFFILIATES

Kwagga Gold (Barbados) Limited
We hold a 35% interest in Kwagga Barbados which is accounted for under the equity method. Kwagga Gold (Proprietary) Limited, a wholly owned subsidiary of Kwagga Barbados, holds the mineral exploration rights in the FSC Project. AfriOre, the majority owner (65%) of Kwagga Barbados, has decided not to commit any further resources to this project at this time, therefore in an effort to maintain the permits and land claims of the FSC Project, we advanced $60,000 in 2008 to Kwagga Barbados. Under current accounting guidance, we will recognize 100% of this $60,000 advance as a loss from investment in partially-owned affiliates to coincide with the funds being dispersed by Kwagga Barbados over time. Since the losses relate to exploration activities, an integral part of our operations, the losses are shown in operations under the caption, “Loss from equity investments in partially-owned affiliates.” Other than maintenance of property and prospecting rights and our submission to the DME, no other exploration activities will be conducted until a consent is issued by the DME.

The following table summarizes our investment in partially-owned equity affiliates:

Balance at December 31, 2009	$44,853
Net loss recorded during 2010 from Kwagga	(1,090)
2010 unrealized foreign currency gain	387
Balance at March 31, 2010	$44,150

China Global Mining Resources (BVI) Ltd. (CGMR)
We hold a 50% interest in CGMR with equal voting rights and an equal representation on the board. Therefore, we exercise significant influence over the operations and financial policies of the joint venture but do not exercise control.  Accordingly, the investment is accounted for under the equity method of accounting. However, in 4th quarter 2009, the Company made the determination to impair their entire investment in CGMR (BVI) for the following reasons: (i) the joint venture had a loss in 2009, (ii) the joint venture missed a significant additional purchase price payment due the seller because of cash flow shortages from operations and (iii) the Company is not certain when, and if they will receive their limited distribution of 1%. Accordingly, the Company has discontinued recording any further operating income or loss in 2010 for their 1% share under the equity method. If and when any actual distributions are received from CGMR in the future, the Company will record income at that time.

NOTE 11 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services and promissory notes relating to debt issued during 2009.  The following table summarizes the amortization of debt issuance costs:

	March 31,	December 31,
	2010	2009
Debt issuance costs, net, beginning of period	$546,381	$7,514
Add: additional debt issuance costs	—	665,999
Less: amortization of debt issuance costs	(204,356)	(127,132)
Debt issuance costs, net, end of period	$342,025	$546,381

Future annual amortization is scheduled to be as follows for the years ending December 31:

2010 — Remaining	$282,782
2011	55,903
2012	3,340
Total	$342,025

NOTE 12 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	March 31,	December 31,
	2010	2009
Secured $110,000 loan originally issued to Platinum V; interest rate of 10%; accrued interest of $10,903 and $7,959 at March 31, 2010 and December 31, 2009, respectively; due February 15, 2010, currently past due, original terms apply in the default period.	$110,000	$110,000

Promissory note of $50,000 issued as a debt issuance cost; note and accrued interest of $3,708 paid with issuance of 833,592 shares of common stock on March 10, 2010.	—	50,000

Unsecured loan of $50,000; original interest rate of 2%, lender extended maturity date in exchange of new interest rate of 10% effective January 1, 2010; accrued interest of $2,845 and $1,585 at March 31, 2010 and December 31, 2009, respectively; due June 30, 2010.	50,000	50,000

Unsecured promissory note of $75,000 issued as a debt issuance cost; interest rate of 10%; accrued interest of $ 2,956 and $1,039 at March 31, 2010 and December 31, 2009, respectively; due November 10, 2010.	75,000	75,000

Unsecured $30,000 loan; interest rate of 0%, repayment of loan is tied to any potential future projects conducted in Chile including, (i) a 50/50 distribution of earnings, profits and/or cash for the first $540,000 in aggregate distributions and, (ii) a 2% non-dilutive net smelter right to the lender (subject to the Company’s right to repurchase at terms to be agreed upon).	30,000	30,000
Totals	$265,000	$315,000

The weighted average interest rate at March 31, 2010 was 9%.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2009	$315,000
Less: issuance of common stock in lieu of cash for principal	(50,000)
Balance at March 31, 2010	$265,000

NOTE 13 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes:

	March 31,	December 31,
	2010	2009
London Mining unsecured convertible loan; interest rate of 8%; accrued interest of $123,156 and $103,430 at March 31, 2010 and December 31, 2009, respectively; convertible at $0.10 per share; due August 22, 2009, currently past due, original terms apply in the default period.	$1,000,000	$1,000,000

Original $1.02 million Platinum V secured convertible loan; interest rate of 10%; accrued interest of $32,924 and $28,827 at March 31, 2010 and December 31, 2009, respectively; see following description for other terms and changes.	188,746	238,746

Cabo $511,590 secured convertible debenture net of unamortized discount of $41,667 at March 31, 2010; stated interest rate of 12% with an initial effective rate of 18.5%; accrued interest of $58,531 and $41,712 at March 31, 2010 and December 31, 2009, respectively; convertible at $0.20 per share; $150,000 payments due April 28, 2010 and 2011 with balance due April 28, 2012. Hunter Bates has guaranteed Wits Basin’s obligations under the debenture.	469,923	464,923

Burnham $310,000 unsecured convertible loan; interest rate of 0% with an initial effective rate of 58.8%; convertible at the greater of fair market value or $0.05; due March 16, 2010; $100,000 of principal converted into 1,250,000 shares of common stock and $25,000 principal paid in cash during the three months ended March 31, 2010; see following description for additional information.	185,000	276,667

Other convertible notes; see following description for terms and changes.	279,091	250,174
Totals	2,122,760	2,230,510
Less current portion	(1,802,837)	(1,915,587)
Long-term portion	$319,923	$314,923

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

In June 2009, Platinum sold its rights to the Platinum Agreement, including the Platinum Note (along with its $110,000 10% Senior Secured Promissory Note, as described in Note 12 – Short-term Notes Payable), to China Gold. China Gold then resold an aggregate of $400,000 out of its Platinum Note during the remainder of 2009, which retained the original terms as the Platinum Note. On December 17, 2009, we entered into amendments with China Gold on the balance of the Platinum Note it held, whereby the maturity date was amended to be due and payable on demand on or after February 15, 2010 and limited the conversion price, as adjusted, with a floor price of $0.01 per share.

•	China Gold’s remaining convertible principal balance on its portion of the original Platinum Note is $117,391 (along with $28,033 of accrued interest) as of March 31, 2010.
•
Of the aggregate $400,000 China Gold sold out of the Platinum Note (in three tranches: $100,000, $150,000 and $150,000) there remains a convertible balance of $71,355 (along with $4,891 of accrued interest).

The sale to China Gold by Platinum of its secured convertible note, results in China Gold holding a security interest in all assets of the Company, Hunter Bates and Gregory Gold (a wholly owned subsidiary of Hunter Bates), subject to certain priority liens and matters of record.

During the three months ended March 31, 2010, we received notices from the holder of the Platinum Note to convert $50,000 of principal and $1,586 of accrued interest into 776,072 shares of our common stock at $0.06647 per share (1) resulting in a beneficial conversion charge of $94,888 (2).

(1)	The conversion prices were calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(2)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of March 31 2010, all previous discounts to the debt for the issuance of warrants and initial beneficial conversion feature have been fully amortized to interest expense.

Burnham Securities and Broadband Capital Management

In order to satisfy a liability related to our affiliate, CGMR (BVI), we borrowed $240,000 from Burnham Securities in consideration of an unsecured convertible promissory note with Burnham Securities (the “Burnham Convertible Note”). The Burnham Convertible Note (i) has a face value of $270,000, requiring the recording of a discount fee of $30,000 (which was fully amortized to interest expense by December 16, 2009), (ii) bears no interest, (iii) is convertible (at a rate equal to the greater of fair market value and $0.05 per share) into a maximum of 6,200,000 shares of our common stock, and (iv) since the Burnham Convertible Note was not paid by December 16, 2009, the principal amount increased to $310,000 and became payable upon demand at any time after March 16, 2010 per the original terms of the agreement. We recorded an additional $40,000 discount fee on December 16, 2009. All discounts have been fully amortized to interest expense as of March 31, 2010.

Other Third Parties

As of March 31, 2010, other convertible notes consist of the following: total of $285,000 net of unamortized discounts of $5,909; stated interest rates of 10% to 12.25%; accrued interest of $45,271; convertible at $0.05 to $0.20 per share; one of the notes has a February 26, 2010 maturity date and is currently past due, original terms apply in the default period and the other notes have maturity dates of September and December 2010.

As of December 31, 2009, other convertible notes consist of the following: total of $285,000 net of unamortized discounts of $34,826; stated interest rates of 10% to 12.25%; accrued interest of $37,795; convertible at $0.05 to $0.20 per share.

Summary of All Convertible Notes

The following table summarizes the convertible notes balances:

Balance at December 31, 2009, net of remaining discounts of $114,826	$2,230,510
Less: conversion of principal to common stock	(150,000)
Less: value assigned to additional beneficial conversion feature	(94,888)
Add: amortization of original issue discount and beneficial conversion feature	162,138
Less: principal payments	(25,000)
Balance at March 31, 2010, net of remaining discounts of $47,576	2,122,760
Less: current portion	(1,802,837)
Long-term convertible portion	$319,923

Convertible debt has the following scheduled annual maturities for the years ending December 31:

2010 — Remaining	$1,808,746
2011	150,000
2012	211,590
2013	—
2014	—
Thereafter	—
Total	$2,170,336

NOTE 14 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expenses by relevant transaction:

	March 31,	December 31,
	2010	2009
China related transactions	$39,473	$39,473
Bates-Hunter Mine	453,073	360,185
FSC Project	123,849	123,849
Other expenses	221,628	270,129
	$838,023	$793,636

NOTE 15 – LONG-TERM NOTES PAYABLE

The following table summarizes the Company’s long-term notes payable:

	March 31,	December 31,
	2010	2009
Note payable - Otten	$6,401,226	$6,189,768

Note payable – China Gold	6,153,322	6,009,202

Note payable – London Mining	3,992,327	5,750,000

Note payable - Kenglo	3,517,708	3,094,196
Totals	20,064,583	21,043,166
Less current portion	(9,671,030)	(6,009,202)
Long-term portion	$10,393,553	$15,033,964

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of March 31, 2010, the outstanding principal balance is Cdn$6,500,000 (approximately $6,401,226 US).

Commencing on April 1, 2010, a quarterly installment of accrued interest plus a Production Revenue Payment (as defined below) becomes payable. The Otten Note was interest-free until January 1, 2010, and from such date the interest is at a rate of 6% per annum, with a maturity date of December 31, 2015.  The Otten Note balance reflected a discount (valued at $580,534 and fully amortized to interest expense as of December 31, 2009) relating to the recourse note being non-interest bearing until the first payment in 2010. Hunter Bates’ payment obligations under the Otten Note is secured by a deed of trust relating to all of the property acquired in favor of Gilpin County Public Trustee for the benefit of Mr. Otten. Hunter Bates is required to make quarterly principal repayments (each a “Production Revenue Payment”) beginning April 1, 2010, which payment(s) shall equal:

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

The Company has not made the quarterly interest payment at the date of this report, which was due on April 1, 2010. See Note 19 - Subsequent Events for a discussion regarding an extension.

Second Amended and Restated Promissory Note with China Gold, LLC

On December 22, 2008, we entered into Amendment No. 3 to Convertible Notes Purchase Agreement (“Amendment No. 3”) with China Gold. Pursuant to Amendment No. 3, the parties consolidated that certain Secured Promissory Note dated October 28, 2008 in the principal amount of $441,000 and that certain Amended and Restated Promissory Note dated November 10, 2008 in the principal amount of $9.8 million into a Second Amended and Restated Promissory Note in the aggregate principal amount of $10,421,107 (the “Consolidated Note”), which reflected the outstanding principal and accrued interest under the existing notes. This refinancing was accounted for as an extinguishment of debt, which resulted in a discount to the Consolidated Note of $1,894,948 in December 2008. The discount has been fully amortized using the effective interest method.

Pursuant to the Consolidated Note, we received an extension on the maturity dates relating to the prior notes from December 31, 2008 to February 15, 2010. The Consolidated Note accrues interest at a rate of 12.25% per annum with the principal and interest due on demand at any time on or after February 15, 2010.

On March 17, 2009 and contemporaneously with the closing of the joint venture with London Mining, we: (i) made a prepayment to China Gold under the Consolidated Note in the amount of $5.6 million, which included principal of $5,284,041 and accrued interest of $315,959 (China Gold returned $100,000 of the $5.6 million to us resulting in a net amount of $5,184,041 being applied to the outstanding principal balance) and (ii) reduced the exercise price of two warrants to purchase up to an aggregate of 40,082,000 shares of our common stock issued to China Gold to $0.075 per share (from $0.15 and $0.11 under the respective warrants) in consideration for China Gold consenting to a security interest granted to London Mining for a loan made to the Company, which resulted in an additional fair value of $86,200 recorded as a discount to the remaining debt, which has been fully amortized to interest expense as of March 31, 2010.

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

As of March 31, 2010, the outstanding principal balance of the China Gold note is $6,153,322 with accrued interest of $218,531.

Promissory Note with London Mining Plc

Pursuant to the LM Subscription Agreement, London Mining made a loan to us in the aggregate amount of $5.75 million (the “WB Loan”).  The WB Loan provides for interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%), and the obligation matures on the earlier of January 31, 2014 or upon termination of the LM Shareholders’ Agreement. We used the proceeds of the loan to make: (i) a $5.6 million payment towards our obligation under the Second Amended and Restated Promissory Note with China Gold (as described above) and (ii) reductions in our accounts payable.

On December 16, 2009, London Mining negotiated terms with us to reduce certain of their outstanding debt. In connection with the agreement, we paid $2,000,000 to be held in escrow until final terms were negotiated on which debt to apply it against. The funds were released out of an escrow account held by legal counsel of London Mining on January 7, 2010 and $242,327 was applied to accrued interest and $1,757,673 was recorded as a principal payment against the WB Loan. As of March 31, 2010, the note has accrued interest of $49,385 with an interest rate of 5.25%.

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

As of March 31, 2010, the outstanding principal balance of the Kenglo Note is $5,000,000 with an unamortized discount balance of $1,482,292.

Summary

The following table summarizes the long-term notes payable balances:

Balance at December 31, 2009, net of remaining discounts of $2,049,924	$21,043,166
Less: unrealized foreign currency loss from the Otten limited recourse note	211,458
Add: amortization of original issue discount	567,632
Less: principal payments	(1,757,673)
Balance at March 31, 2010, net of remaining discounts of $1,482,292	20,064,583
Less: current portion	(9,671,030)
Long-term portion	$10,393,553

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2010 — Remaining	$6,153,322
2011	5,000,000
2012	—
2013	2,166,570
2014	6,158,900
Thereafter	2,068,083
Total	$21,546,875

NOTE 16 – OTHER LIABILITY

During 2009, the Company in connection with a private placement offering of our common stock and a debt financing transaction, granted the participating investors certain options to purchase Standard Gold (our majority owned subsidiary) equity securities from the Company.  The Standard Gold options were used as incentives to entice the investors to invest in the Company.  The following options were granted:

•	Kenglo Promissory Note (see Note 15– Long-term Notes Payable) – includes an option to purchase from the Company 1,299,000 shares of common stock of Standard Gold, Inc. at a price of $1.00 per share.
•
Private placement of 6,300,000 shares of Wits’ common stock (such that for each 200,000 shares of Wits Basin common stock they purchased, they received an option to purchase from Wits Basin 20,000 units (“Standard Gold Units”) of Standard Gold, at a price of $0.50 per Standard Gold Unit) – includes an option to purchase from the Company 630,000 Standard Gold Units. Each Standard Gold Unit consists of one share of Standard Gold’s common stock and a warrant to purchase a share of Standard Gold common stock at an exercise price of $1.00 per share.

Since these Standard Gold options were not directly and closely related to the equity of the Company, the estimated total fair value for both of these options was $205,933 and was recorded as a liability classified as “Other Liability” in the balance sheet. This liability will reverse through the statement of operations upon exercise of the options or when the options expire in five years.

NOTE 17 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the three months ended March 31, 2010, we issued the following shares of our unregistered common stock:

•
We received a notice to convert $51,586 of principal and interest of the original Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note and notes sold to secondary lenders into 776,072 shares of our common stock at $0.06647 per share.

•	We issued 833,592 shares of our common stock in lieu of cash for the satisfaction of a $50,000 short-term note payable and accrued interest of $3,708.
•	We received a notice to convert $100,000 of principal of the Burnham Convertible Note into 1,250,000 shares of our common stock.
•
We issued 70,000 shares of our common stock in lieu of cash for the satisfaction of a $3,500 payable to The Chief Executive Officers Club, Inc, an entity owned by Joseph Mancuso, a member of our board of directors.

Stock Option Grants

We have five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, we have two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above.  As of March 31, 2010, an aggregate of 21,250,000 shares of our common stock were originally available to be granted under our plans and non-plans as determined by the board of directors, of which 1,181,500 are available for future issuances.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

No option grants were issued during the three months ended March 31, 2010 or 2009. We recorded $373,398 and $423,945 related to employee stock compensation expense for the three months ended March 31, 2010 and 2009, respectively, relating to share options granted and modifications to existing options. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had no material impact on the loss per share for the periods reported. As of March 31, 2010, approximately $427,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately 18 months.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2009	15,643,500	$0.47

Granted	—	—
Canceled or expired	(1,450,000)	0.45
Exercised	—	—
Options outstanding - March 31, 2010	14,193,500	$0.45

Options exercisable - March 31, 2010	11,910,167	$0.50

Weighted average fair value of options granted during the three months ended March 31, 2010		$—
Weighted average fair value of options granted during the three months ended March 31, 2009		$—

The following tables summarize information about stock options outstanding at March 31, 2010:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	8,575,000	7.0 years	$0.23	$—
$0.31 to $0.43	1,850,000	6.2 years	$0.42	$—
$0.56 to $1.02	3,706,000	6.2 years	$0.95	$—
$2.75 to $3.00	62,500	1.0 years	$2.84	$—
$0.15 to $3.00	14,193,500	6.7 years	$0.45	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	6,291,667	6.8 years	$0.23	$—
$0.31 to $0.43	1,850,000	6.2 years	$0.42	$—
$0.56 to $1.02	3,706,000	6.2 years	$0.95	$—
$2.75 to $3.00	62,500	1.0 years	$2.84	$—
$0.15 to $3.00	11,910,167	6.5 years	$0.50	$—

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on March 31, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on March 31, 2010. No options were exercised during the three month periods ended March 31, 2010 and 2009.

Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services was more reliably measurable.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2009	78,046,403	$0.06	$0.01 – $0.35

Granted	—	—	—
Cancelled or expired	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2010	78,046,403	$0.06	$0.01 – $0.35	3.6 years

Warrants exercisable at March 31, 2010	78,046,403	$0.06	$0.01 – $0.35

NOTE 18 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).”  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. This is effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. There is no effect on the financial statements from the current adoption of this guidance.

In   January 2010, the FASB issued ASU 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.”  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. There is no effect on the financial statements from the current adoption of this guidance.

In January 2010, the FASB issued ASU 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

NOTE 19 – SUBSEQUENT EVENTS

On April 1, 2010, Standard Gold entered into an employment agreement with Stephen E. Flechner, age 67, to serve as its President commencing on such date. Mr. Flechner is also party to a consulting agreement with Wits Basin dated April 1, 2010, whereby Mr. Flechner is to provide outside consulting services to Wits Basin.  Pursuant to the consulting agreement, Mr. Flechner is eligible to receive a consulting fee equal to $500 per full-day ($800 if completed outside the United States) such services are provided, with the specific services and the amount of time required to complete such services to be agreed in writing by Wits Basin and Mr. Flechner on a project-by-project basis.  On April 1, 2010, as additional consideration for his agreement to enter into the consulting agreement, Wits Basin issued Mr. Flechner a five-year warrant to purchase 1,500,000 shares of Wits Basin common stock at an exercise price of $0.10 per share.  The exercisability of the warrant vests in the holder in three equal annual installments, with the right to exercise the first 500,000 shares under the warrant vesting immediately.

On May 12, 2010, we received a notice to convert $25,000 of principal and $5,271 of interest from the holder of a 10% Convertible Promissory Note (issued in the principal amount of $75,000) into 565,281 shares of our common stock at $0.05355 per share.

On May 17, 2010, the Company received notice from the holder of the Otten Note (see Note 15) regarding the interest payment of $93,651 due April 1, 2010 and has agreed to extend the Company's obligation to make such interest payment on the Otten Note from April 1, 2010 to August 1, 2010.  In consideration of the agreement to provide the extension, the Company paid an extension fee of $10,000.

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations

The following management discussion and analysis of financial condition and results of operations should be read in connection with the accompanying unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report and the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

OVERVIEW

As of March 31, 2010, we hold (i) an equity interest of approximately 94% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing iron ore mine and processing plant in the PRC, and (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (FSC Project).

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

China Global Mining Resources (BVI) Ltd
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement, dated March 17, 2009 by and between London Mining and the Company, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. Due to the disproportionate distributions stipulated in the joint venture agreement and since the joint venture is struggling to have enough cash flow to make the required payments to the seller under the original terms of the purchase agreement, our proportional 1% interest has been impaired to $0 as of December 31, 2009. There were no transactions recorded during the three months ended March 31, 2010.

CGMR (BVI)’s current activities relate to improving processes that will optimize the extraction levels at the Xiaonanshan iron ore open mine and to increase recoveries and concentrate grade at the Sudan processing plant. For the year ended 2009, the joint venture mined over 1 million tonnes of ore (since April 2009) and produced approximately 273,000 tonnes of magnetite concentrate at an average grade of 62% Fe. Furthermore, CGMR (BVI) has undertaken a program to define the existing resource and to acquire further deep mining rights at Xiaonanshan, to provide payments to the seller in accordance with the original acquisition agreement and is investigating its options in order to raise the funding necessary to assist in acquiring certain adjacent operations in order to form the basis for future expansion plans.

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

Summary
As of March 31, 2010, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009.

Revenues

We had no revenues from continuing operations for the three months ended March 31, 2010 and 2009. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that allow us to report such results.

Operating Expenses

General and administrative expenses were $984,165 for the three months ended March 31, 2010 as compared to $1,145,454 for the same period in 2009. Of the $984,165 recorded in 2010, $373,398 relates to non-cash charges for stock based compensation and approximately $300,000 for consultant fees. Of the $1,145,454 recorded for 2009, approximately $376,000 relates to our due diligence processes on China mining property acquisitions (travel and visa requirements, site visits and consultant costs), $345,000 relates to public relations services, consulting fees, shareowner services and general administrative expenses and $423,945 relates to non-cash charges for stock based compensation. We anticipate that our operating expenses will increase over the next fiscal year due to our continued plans to develop or obtain additional exploration projects.

Exploration expenses were $73,406 for the three months ended March 31, 2010 as compared to $44,412 for the same period in 2009. Exploration expenses relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project (the last drilling accomplished at the Bates-Hunter was in August of 2008) and for due diligence on other gold projects. In 2009, the Company was only maintaining the Bates-Hunter project, while in 2010, we continued to maintain the property and have performed some due diligence on some other possible gold projects. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2010 exploration expenses to increase over 2009 expenses.

Depreciation and amortization expenses were $23,262 for the three months ended March 31, 2010 as compared to $26,431 for the same period in 2009, which represents straight-line depreciation of fixed assets purchased for work being performed at the Bates-Hunter Mine. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. We anticipate that depreciation expense will remain at current levels over the next fiscal year.

We recorded $1,090 and $1,220 in losses on equity investments in partially-owned affiliates for the three months ended March 31, 2010 and 2009, respectively. The 2010 and 2009 losses relate to the FSC project.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense, gains from deconsolidation of our wholly owned subsidiaries and non-cash foreign currency adjustments. Interest income was $287 for the three months ended March 31, 2010 as compared to $9 for the same period in 2009. We anticipate that our interest income will remain at very low levels for the remainder of the year due to our low cash reserves.

Interest expense for the three months ended March 31, 2010 was $1,292,260 and $1,313,073 for the same period in 2009, which includes non-cash charges for 2010 and 2009 of $934,126 and $950,270, respectively. The non-cash charges relate to the amortization of debt issuance costs, amortization of original issue discounts, amortization of discounts relating to warrants and beneficial conversion features, extensions to debt agreements and additional rights granted to the promissory note holders. We expect interest expense to continue to increase during 2010, at amounts greater than previously recorded due to our existing debt and our continued need for cash.

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

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to foreign currency exchange rate fluctuations in connection with the Cdn$6,750,000 limited recourse promissory note. We recorded a loss of $211,071 for the three months ended March 31, 2010, and a gain of $130,896 for the same period in 2009 due to fluctuations in the exchange rate between the US Dollar and the Canadian Dollar. We will continue to see gains and losses for foreign currency exchange rate fluctuations in future periods as long as the promissory note is outstanding.

Net Loss attributable to Non-Controlling Interest (NCI)

On January 1, 2009, the Company adopted guidance provided by the Financial Accounting Standards Board with regards to accounting for the non-controlling interest of a subsidiary. Such guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A loss of $29,847 was attributed to the non-controlling interest for the three months ended March 31, 2010 relating to Standard Gold.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $12,946,824 at March 31, 2010, compared to $8,656,847 at December 31, 2009. Cash and equivalents were $162,466 at March 31, 2010, representing a decrease of $947,078 from the cash and equivalents of $1,109,544 at December 31, 2009.

For the three months ended March 31, 2010 and 2009, we had net cash used in operating activities of $1,189,405 and $831,204, respectively. During 2010, our primary capital requirement has been consulting fees. During 2009, our primary capital requirement has been the funding of expenses related to our entrance into Chinese business opportunities, which we paid out approximately $376,000.

For the three months ended March 31, 2010 and 2009, we had net cash provided by financing activities of $242,327 and $651,516, respectively. During 2010, cash used in financing activities was primarily to repay $1,782,673 of debt. During 2009, we received cash proceeds of $6,050,000 from debt financing and repaid $5,398,484 of debt.

The following table summarizes the Company’s debt as of March 31, 2010:

Outstanding Amount	Interest Rate	Un-amortized Discounts	Accrued Interest	Maturity Date	Type
$71,355	10.00%	$—	$4,891	February 11, 2009(1)	Convertible (2)
$1,000,000	8.00%	$—	$123,156	August 22, 2009(3)	Convertible (4)
$117,391	10.00%	$—	$28,033	February 15, 2010(1)	Convertible (5)
$110,000	10.00%	$—	$10,903	February 15, 2010(3)	Conventional
$6,153,322	12.25%	$—	$218,531	February 15, 2010(1)	Conventional
$110,000	10.00%	$—	$26,528	February 26, 2010(3)	Convertible (6)
$100,000	12.25%	$—	$14,288	February 26, 2010(3)	Convertible (7)
$185,000	(8)	$—	$—	March 16, 2010	Convertible (9)
$50,000	10.00%	$—	$2,845	June 30, 2010	Conventional
$69,091	10.00%	$5,909	$4,455	September 1, 2010	Convertible (2)
$75,000	10.00%	$—	$2,956	November 10, 2010	Conventional
$3,517,708	(10)	$1,482,292	$—	February 14, 2011	Conventional
$469,923	12.00%	$41,667	$58,531	April 27, 2012	Convertible (6)
$3,992,327	(11)	$—	$49,385	January 31, 2014	Conventional
$6,401,226	6.00%	$—	$93,651	December 31, 2015	Conventional
$30,000	(12)	$—	$—	(13)	Conventional

1.	Due on demand after such date.
2.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
3.	Currently past due; original terms apply in the default period.
4.	Convertible at $0.10 per share.
5.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.01.
6.	Convertible at $0.20 per share.
7.	Convertible at the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share.
8.	Promissory note was issued with an initial $30,000 discount and further incurred a $40,000 discount and accrues no interest.
9.	Convertible (at a rate equal to the greater of fair market value and $0.05 per share) into a maximum of 3,700,000 shares.
10.	Promissory note was issued with an initial $1,000,000 discount.
11.	Interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%). As of March 31, 2010, 5.25%.
12.	Zero percent interest with preferential repayment from any Chilean projects.
13.	Preferential repayment from any Chilean projects.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months.  As of the date of this Quarterly Report, we have estimated our cash needs over the next twelve months to be approximately $17,000,000 (which includes approximately $13,000,000 for repayment of debt, assuming some or all of such notes are not converted into equity prior to maturity). Additionally, should any projects or mergers be completed during 2010, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Off Balance Sheet Arrangements

During the three months ended March 31, 2010, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of March 31, 2010, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The most significant risk factors applicable to the Company are described in Part I Item 1A entitled “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”).  There have been no material changes to the risk factors previously disclosed in the 2009 Form 10-K.  The risks described in the 2009 Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010: (i) we received a notice to convert $51,586 of principal and interest of the original Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note and notes sold to secondary lenders into 776,072 shares of our common stock at $0.06647 per share; (ii) we issued 833,592 shares of our common stock in lieu of cash repayment for the satisfaction of a $50,000 short-term note payable and accrued interest of $3,708; (iii) we received a notice to convert $100,000 of principal of the Burnham Convertible Note into 1,250,000 shares of our common stock; (iv) we issued 70,000 shares of our common stock in lieu of cash for the satisfaction of a $3,500 payable to The Chief Executive Officers Club, Inc, an entity owned by Joseph Mancuso, a member of our board of directors.

For these issuances, the Company relied on the exemption from federal registration under Section 4(2) of the Securities Act of 1933, and/or Rule 506 promulgated thereunder. The Company relied on this exemption and/or the safe harbor rule thereunder based on the fact that (i) that each investor had knowledge and experience in financial and business matters such that they were capable of evaluating the risks of the investment, and (ii) that each investor has represented to the Company they are an accredited investor.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: May 17, 2010

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer