Form 10-Q
period 2010-06-30
WITS BASIN PRECIOUS MINERALS INC
filed 2010-08-16
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of August 13, 2010, there were 176,125,834 shares of the Registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2010

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets -
	As of June 30, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Operations -
	For the three months and six months ended
	June 30, 2010 and June 30, 2009	5

	Condensed Consolidated Statements of Cash Flows -
	For the six months ended
	June 30, 2010 and June 30, 2009	6

	Notes to the Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	25

Item 4T.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

	Signatures	32

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

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$32,915	$1,109,544
Prepaid expenses	246,059	10,986
Total current assets	278,974	1,120,530

Property, plant and equipment, net	1,491,326	1,536,408
Mineral properties and development costs	5,660,726	5,660,726
Restricted cash escrowed for debt repayment	—	2,000,000
Investment in partially-owned equity affiliates	27,502	44,853
Debt issuance costs, net	247,765	546,381
Total assets	$7,706,293	$10,908,898

Liabilities and Shareholders’ Deficit
Current liabilities:
Short-term notes payable	$190,000	$315,000
Current portion of convertible notes payable, net of original issue discount	1,933,246	1,915,587
Current portion of long-term notes payable	10,094,542	6,009,202
Accounts payable	286,924	214,626
Accrued interest	1,031,604	529,326
Other accrued expenses	837,165	793,636
Total current liabilities	14,373,481	9,777,377

Long-term liabilities:
Convertible notes payable, long-term portion	174,923	314,923
Long-term notes payable, net of discount	10,180,210	15,033,964
Other liability	205,933	205,933
Total liabilities	24,934,547	25,332,197

Shareholders’ deficit:
Common stock, $0.01 par value, 300,000,000 shares authorized:
172,425,834 and 166,182,703 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	1,724,258	1,661,827
Additional paid-in capital	69,181,140	67,362,825
Warrants outstanding	7,177,365	7,243,688
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(72,766,311)	(67,654,919)
Total Wits Basin shareholders’ deficit	(17,616,008)	(14,319,039)
Non-controlling interest	387,754	(104,260)
Total shareholders’ deficit	(17,228,254)	(14,423,299)
Total liabilities and shareholders’ deficit	$7,706,293	$10,908,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended		May 1, 2003
	June 30,		June 30,		(inception) to
	2010	2009	2010	2009	June 30, 2010
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	1,248,642	658,222	2,232,807	1,803,676	31,801,892
Exploration expenses	84,277	51,377	157,683	95,789	12,371,119
Depreciation and amortization	21,820	26,431	45,082	52,862	692,261
Merger transaction costs	—	—	—	—	1,564,131
Loss on impairment of assets	—	—	—	—	7,870,814
Stock issued as penalty	—	—	—	—	2,152,128
Loss on sale of mining properties	—	—	—	—	571,758
Loss on disposal of assets	—	—	—	—	13,995
Loss from equity investments in partially-owned affiliates	16,648	544	17,738	1,764	54,002
Total operating expenses	1,371,387	736,574	2,453,310	1,954,091	57,092,100
Loss from operations	(1,371,387)	(736,574)	(2,453,310)	(1,954,091)	(57,092,100)

Other income (expense):
Other income (expense), net	25	—	312	9	104,608
Interest expense	(1,468,834)	(1,514,189)	(2,761,094)	(2,827,262)	(16,468,401)
Loss on debt extinguishment, net	—	—	—	—	(1,485,558)
Gain on deconsolidation of subsidiary, net	—	—	—	1,461,078	1,461,078
Foreign currency gains (losses)	213,343	(478,217)	2,272	(347,321)	322,615
Total other income (expense)	(1,255,466)	(1,992,406)	(2,758,510)	(1,713,496)	(16,065,658)
Loss from operations before income taxes and discontinued operations	(2,626,853)	(2,728,980)	(5,211,820)	(3,667,587)	(73,157,758)
Income tax benefit (provision)	—	—	—	—	243,920
Loss from continuing operations	(2,626,853)	(2,728,980)	(5,211,820)	(3,667,587)	(72,913,838)

Discontinued operations:
Gain from discontinued operations	—	—	—	—	21,154
Loss after discontinued operations	(2,626,853)	(2,728,980)	(5,211,820)	(3,667,587)	(72,892,684)
Net loss attributable to non-controlling interest	70,581	—	100,428	—	126,373
Net loss attributable to Wits Basin	$(2,556,272)	$(2,728,980)	$(5,111,392)	$(3,667,587)	$(72,766,311)

Basic and diluted net loss per common share attributable to Wits Basin:
Continuing operations	$(0.02)	(0.02)	$(0.03)	$(0.03)	$(0.80)
Discontinued operations	—	—	—	—	—
Net loss per common share attributable to Wits Basin	$(0.02)	(0.02)	$(0.03)	$(0.03)	$(0.80)

Basic and diluted weighted average shares outstanding	169,854,811	148,422,539	168,624,738	145,929,179	91,187,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended		May 1, 2003
	June 30,		(inception) to
	2010	2009	June 30, 2010
OPERATING ACTIVITIES:
Net loss	$(5,211,820)	$(3,667,587)	$(72,892,684)
Adjustments to reconcile net loss to cash
flows from operating activities:
Depreciation and amortization	45,082	52,862	692,261
Loss from investments in partially-owned equity affiliates	17,738	1,764	54,002
Gain on deconsolidation of subsidiary, net	—	(1,461,078)	(1,461,078)
Loss (gain) on foreign currency	(2,272)	347,321	(322,615)
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	172,500	55,109	6,822,399
Amortization of debt issuance costs	298,616	13,094	677,460
Amortization of original issue discount & beneficial conversion feature	1,695,274	2,090,669	10,660,954
Compensation expense related to stock options and warrants	1,050,983	847,890	5,850,261
Issuance of common stock and warrants for exploration rights	—	—	5,885,372
Issuance of common stock and warrants for services	—	—	2,447,737
Loss on debt extinguishment	—	—	1,485,558
Issuance of common stock and warrants for interest expense	—	40,000	1,213,420
Loss on impairment of assets	—	—	7,870,814
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Loss on sale of mining projects	—	—	571,758
Contributed services by an executive	—	—	274,500
Non-cash loss on nickel property (exploration)	—	—	150,000
Gain on disposal of miscellaneous assets	—	—	(51,585)
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Other receivable, net	—	—	18,017
Prepaid expenses	(17,573)	21,698	(227,334)
Accounts payable	75,798	46,437	220,143
Accrued expenses	556,718	599,473	4,782,378
Net cash used in operating activities	(1,318,956)	(1,012,348)	(23,147,288)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	—	—	(364,680)
Advance to partially-owned equity affiliate	—	—	(450,000)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Refunds and (advance payments) on equity investments	—	—	(5,150,000)
Net cash used in investing activities	—	—	(8,042,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows, continued
(unaudited)

			May 1, 2003
	Six Months Ended		(inception) to
	June 30,		June 30,
	2010	2009	2010

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(1,782,673)	(5,384,041)	(5,573,424)
Restricted cash escrowed for debt repayment	2,000,000	—	—
Cash proceeds from issuance of common stock, net of offering costs	—	—	7,977,228
Cash proceeds from exercise of stock options	—	—	199,900
Cash proceeds from exercise of warrants	—	—	6,724,547
Cash proceeds from short-term debt and convertible notes payable	—	270,000	16,115,000
Cash proceeds from long-term debt	—	5,950,000	5,150,000
Capital contributed by non-controlling interest	25,000	—	256,672
Debt issuance costs	—	(30,096)	(324,634)
Net cash provided by financing activities	242,327	805,863	30,525,289

Increase (decrease) in cash and cash equivalents	(1,076,629)	(206,485)	(664,125)
Cash and cash equivalents, beginning of period	1,109,544	230,729	697,040
Cash and cash equivalents, end of period	$32,915	$24,244	$32,915

Supplemental cash flow information:
Cash paid for interest	$244,012	$338,816	$2,115,592
Cash paid for income taxes	$—	$—	$—

Issuance of common stock in lieu of cash for debt, interest, accounts payable and accrued expenses	$64,412	$—	$509,073
Conversion of debt principal to common stock	$250,500	$348,197	$1,071,889
Issuance of common stock, warrants and options for prepaid consulting fees	$90,000	$—	$5,897,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of June 30, 2010, we hold (i) a majority equity interest of approximately 93% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (the “Bates-Hunter Mine”), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing  iron ore mine and processing plant in the People’s Republic of China, (the “PRC”), and (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (the “FSC Project”). The following is a summary of these projects:

Standard Gold, Inc.
On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Standard Gold, Inc., a Colorado corporation (“Standard Gold”) (formerly known as Princeton Acquisitions, Inc., a public shell corporation at the time) completed a reverse acquisition via a share exchange with Hunter Bates and all of its shareholders, whereby the holders of capital securities of Hunter Bates exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Standard Gold (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse merger) and Hunter Bates became a wholly owned subsidiary of Standard Gold. We hold an aggregate of 21,513,544 shares of Standard Gold common stock (or approximately 93% of the issued and outstanding shares of common stock) and thus, Standard Gold is a majority owned subsidiary of ours. Standard Gold’s common stock is quoted on the OTCBB under the symbol “SDGR.”

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

As of June 30, 2010, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wits Basin Precious Minerals Inc., and our majority owned subsidiary of Standard Gold, Inc. (and its wholly owned subsidiaries). All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currencies

All dollar amounts expressed in the consolidated financial statements are in US Dollars ($), unless specifically noted, as certain transactions are denominated in the Canadian Dollar (“Cdn$”).

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. At June 30, 2010 and December 31, 2009, we did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs.

Investment in partially-owned equity affiliates

Investments in companies over which the Company exercises significant influence, but does not consolidate, are accounted for using the equity method, whereby the investment is carried at the Company's original cost plus its proportionate share of undistributed earnings/losses. The excess carrying value of the Company's investment over its underlying equity in the net assets is included in the consolidated balance sheet as “Investment in Partially-Owned Equity Affiliates.”

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed April 15, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(2,556,272)	$(2,728,980)	$(5,111,392)	$(3,667,587)
Weighted average of common shares outstanding	169,854,811	148,422,539	168,624,738	145,929,179

Basic net earnings (loss) per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Diluted earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(2,556,272)	$(2,728,980)	$(5,111,392)	$(3,667,587)
Basic weighted average common shares outstanding	169,854,811	148,422,539	168,624,738	145,929,179
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	169,854,811	148,422,539	168,624,738	145,929,179

Diluted net earnings (loss) per share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

(1)
As of June 30, 2010, we had (i) 13,993,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 78,336,403 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 32,144,812 shares of common stock issuable under outstanding convertible debt agreements. These 124,474,715 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

NOTE 5 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2010, we incurred losses from continuing operations of $5,211,820. At June 30, 2010, we had an accumulated deficit of $95,698,771 and a working capital deficit of $14,094,507. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements.  We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

As of the date of this Quarterly Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Prior to our acquisition of the Bates-Hunter Mine in June 2008, we made purchases of various pieces of equipment necessary to operate and de-water the Bates-Hunter Mine property. After the acquisition, we added additional assets of land, buildings and other additional equipment all related to the Bates-Hunter Mine.

Depreciation on our assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. Components of our property, plant and equipment are as follows:

	June 30,	December 31,
	2010	2009
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(244,602)	(199,520)
	$1,491,326	$1,536,408

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

With the acquisition of the Bates-Hunter Mine in 2008, we also acquired certain mining claims and permits in the transaction. Since that time, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense and we have determined that no impairment has occurred for the period ended June 30, 2010. Components of our mineral properties and development costs are as follows:

	June 30,	December 31,
	2010	2009
Mining claims (1)	$5,657,383	$5,657,383
Mining permits (2)	3,343	3,343
	$5,660,726	$5,660,726

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

NOTE 8 – RESTRICTED CASH ESCROWED FOR DEBT REPAYMENT

On December 16, 2009, London Mining negotiated terms with us to reduce certain of their outstanding debt. In connection with the agreement, we paid $2,000,000 to be held in escrow until final terms were negotiated on which debt to apply it against. The funds were released out of an escrow account held by legal counsel of London Mining on January 7, 2010 and $242,327 was applied to accrued interest and $1,757,673 was recorded as a principal payment against their $5,750,000 promissory note (see Note 14 – Long-term Notes Payable for further details).

NOTE 9 – INVESTMENT IN PARTIALLY-OWNED EQUITY AFFILIATES

Kwagga Gold (Barbados) Limited
We hold a 35% interest in Kwagga Barbados which is accounted for under the equity method. Kwagga Gold (Proprietary) Limited, a wholly owned subsidiary of Kwagga Barbados, holds the mineral exploration rights in the FSC Project. AfriOre, the majority owner (65%) of Kwagga Barbados, has decided not to commit any further resources to this project at this time; therefore, in an effort to maintain the permits and land claims of the FSC Project, we advanced $60,000 in 2008 to Kwagga Barbados. Under current accounting guidance, we will recognize 100% of this $60,000 advance as a loss from investment in partially-owned affiliates to coincide with the funds being dispersed by Kwagga Barbados over time. Since the losses relate to exploration activities, an integral part of our operations, the losses are shown in operations under the caption, “Loss from equity investments in partially-owned affiliates.” Other than maintenance of property and prospecting rights and our submission to the Department of Minerals and Energy (the “DME”), no other exploration activities will be conducted until a consent is issued by the DME.

The following table summarizes our investment in partially-owned equity affiliates:

Balance at December 31, 2009	$44,853
Net loss recorded during 2010 from Kwagga	(17,738)
2010 unrealized foreign currency gain	387
Balance at June 30, 2010	$27,502

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

NOTE 10 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services and promissory notes relating to debt issued during 2009.  The following table summarizes the amortization of debt issuance costs:

	June 30,	December 31,
	2010	2009
Debt issuance costs, net, beginning of period	$546,381	$7,514
Add: additional debt issuance costs	—	665,999
Less: amortization of debt issuance costs	(298,616)	(127,132)
Debt issuance costs, net, end of period	$247,765	$546,381

Future annual amortization is scheduled to be as follows for the years ending December 31:

2010 — Remaining	$188,522
2011	55,903
2012	3,340
Total	$247,765

NOTE 11 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	June 30,	December 31,
	2010	2009
Secured $110,000 loan originally issued to Platinum V; interest rate of 10%; accrued interest of $13,955 and $7,959 at June 30, 2010 and December 31, 2009, respectively; due February 15, 2010, currently past due, original terms apply in the default period.	$110,000	$110,000

Promissory note of $50,000 issued as a debt issuance cost; note and accrued interest of $3,708 paid with issuance of 833,592 shares of common stock on March 10, 2010.	—	50,000

Unsecured loan of $50,000; original interest rate of 2%, lender extended maturity date in exchange of new interest rate of 10% effective January 1, 2010; accrued interest of $4,144 and $1,585 at June 30, 2010 and December 31, 2009, respectively; due June 30, 2010, currently past due, original terms apply in the default period.	50,000	50,000

Unsecured promissory note of $75,000 issued November 2009 as a debt issuance cost; effective May 6, 2010, note was re-issued as convertible debt; see Note 12 – Convertible Notes Payable.	—	75,000

Unsecured $30,000 loan; interest rate of 0%, repayment of loan is tied to any potential future projects conducted in Chile including, (i) a 50/50 distribution of earnings, profits and/or cash for the first $540,000 in aggregate distributions and, (ii) a 2% non-dilutive net smelter right to the lender (subject to the Company’s right to repurchase at terms to be agreed upon).	30,000	30,000
Totals	$190,000	$315,000

The weighted average interest rate at June 30, 2010 was 9%.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2009	$315,000
Less: issuance of common stock in lieu of cash for principal	(50,000)
Less: re-issued conventional note as convertible note	(75,000)
Balance at June 30, 2010	$190,000

NOTE 12 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes:

	June 30,	December 31,
	2010	2009
London Mining unsecured convertible loan; interest rate of 8%; accrued interest of $143,101 and $103,430 at June 30, 2010 and December 31, 2009, respectively; convertible at $0.10 per share; due August 22, 2009, currently past due, original terms apply in the default period.	$1,000,000	$1,000,000

Original $1.02 million Platinum V secured convertible loan; interest rate of 10%; accrued interest of $38,517 and $28,827 at June 30, 2010 and December 31, 2009, respectively; see following description for other terms and changes.	163,246	238,746

Cabo $511,590 secured convertible debenture net of unamortized discount of $36,667 at June 30, 2010; stated interest rate of 12% with an initial effective rate of 18.5%; accrued interest of $75,331 and $41,712 at June 30, 2010 and December 31, 2009, respectively; convertible at $0.20 per share; $150,000 payments due April 28, 2010 (currently past due and under negotiations) and 2011 with balance due April 28, 2012. Hunter Bates has guaranteed Wits Basin’s obligations under the debenture.	474,923	464,923

Burnham $310,000 unsecured convertible loan; interest rate of 0% with an initial effective rate of 58.8%; convertible at the greater of fair market value or $0.05; due March 16, 2010; $100,000 of principal converted into 1,250,000 shares of common stock and $25,000 principal paid in cash during the six months ended June 30, 2010; see following description for additional information regarding final conversion on July 16, 2010.	185,000	276,667

Unsecured promissory note of $75,000 issued November 2009 as a debt issuance cost; interest rate of 10%; accrued interest of $4,921 and $1,039 at June 30, 2010 and December 31, 2009, respectively; due November 10, 2010. Effective May 6, 2010, note was re-issued as convertible debt at the lesser of $0.08 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.03	75,000	—

Other convertible notes; see following description for terms and changes.	210,000	250,174
Totals	2,108,169	2,230,510
Less current portion	(1,933,246)	(1,915,587)
Long-term portion	$174,923	$314,923

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

•	China Gold’s remaining convertible principal balance on its portion of the original Platinum Note is $117,391 (along with $31,704 of accrued interest) as of June 30, 2010.
•
Of the aggregate $400,000 China Gold sold out of the Platinum Note (in three tranches: $100,000, $150,000 and $150,000) there remains a convertible balance of $45,855 (along with $6,813 of accrued interest).

The sale to China Gold by Platinum of its secured convertible note, results in China Gold holding a security interest in all assets of the Company, Hunter Bates and Gregory Gold (a wholly owned subsidiary of Hunter Bates), subject to certain priority liens and matters of record.

During the six months ended June 30, 2010, we received notices from the holder of the Platinum Note to convert an aggregate of $75,500 of principal and $1,586 of accrued interest into 1,776,072 shares of our common stock at prices ranging from $0.0255 to $0.06647 per share (1) resulting in a beneficial conversion charges of $266,555 (2).

(1)	The conversion prices were calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(2)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of June 30, 2010, all previous discounts to the debt for the issuance of warrants and initial beneficial conversion feature have been fully amortized to interest expense.

Burnham Securities and Broadband Capital Management

In order to satisfy a liability related to our affiliate, CGMR (BVI), we borrowed $240,000 from Burnham Securities in consideration of an unsecured convertible promissory note with Burnham Securities (the “Burnham Convertible Note”). The Burnham Convertible Note (i) has a face value of $270,000, requiring the recording of a discount fee of $30,000 (which was fully amortized to interest expense by December 16, 2009), (ii) bears no interest, (iii) is convertible (at a rate equal to the greater of fair market value and $0.05 per share) into a maximum of 6,200,000 shares of our common stock, and (iv) since the Burnham Convertible Note was not paid by December 16, 2009, the principal amount increased to $310,000 and became payable upon demand at any time after March 16, 2010 per the original terms of the agreement. We recorded an additional $40,000 discount fee on December 16, 2009. All discounts have been fully amortized to interest expense as of June 30, 2010.

On March 3, 2010 we received a notice to convert $100,000 of principal of the Burnham Convertible Note into 1,250,000 shares of our common stock at $0.08 per share and we paid $25,000 in cash and on July 16, 2010, they converted the remaining principal balance of $185,000 of into 3,700,000 shares of our common stock at $0.05 per share.

Other Third Parties

As of June 30, 2010, other convertible notes consist of the following: total of $210,000; stated interest rates of 10% to 12.25%; accrued interest of $47,678; convertible at $0.05 to $0.20 per share; both of the notes have a February 26, 2010 maturity date and are currently past due, original terms apply in the default period.

During the three months ended June 30, 2010, $75,000 of principal and $5,618 of interest were converted into 2,313,467 shares of common stock at prices ranging from $0.02618 to $0.05355 per share. The note was converted at 85% of the lowest VWAP for the 10 trading days proceeding the conversions.

As of December 31, 2009, other convertible notes consisted of the following: total of $285,000 net of unamortized discounts of $34,826; stated interest rates of 10% to 12.25%; accrued interest of $37,795; convertible at $0.05 to $0.20 per share.

Summary of All Convertible Notes

The following table summarizes the convertible notes balances:

Balance at December 31, 2009, net of remaining discounts of $114,826	$2,230,510
Less: conversion of principal to common stock	(250,500)
Less: value assigned to additional beneficial conversion feature	(625,971)
Add: amortization of original issue discount and beneficial conversion feature	704,130
Add: note re-issued as convertible debt	75,000
Less: principal payments	(25,000)
Balance at June 30, 2010, net of remaining discounts of $36,667	2,108,169
Less: current portion	(1,933,246)
Long-term convertible portion	$174,923

Convertible debt has the following scheduled annual maturities for the years ending December 31:

2010 — Remaining	$1,783,246
2011	150,000
2012	211,590
2013	—
2014	—
Thereafter	—
Total	$2,144,836

NOTE 13 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expenses by relevant transaction:

	June 30,	December 31,
	2010	2009
China related transactions	$39,473	$39,473
Bates-Hunter Mine	501,156	360,185
FSC Project	123,849	123,849
Other expenses	172,687	270,129
	$837,165	$793,636

NOTE 14 – LONG-TERM NOTES PAYABLE

The following table summarizes the Company’s long-term notes payable:

	June 30,	December 31,
	2010	2009
Note payable - Otten	$6,187,883	$6,189,768

Note payable – China Gold	6,153,322	6,009,202

Note payable – London Mining	3,992,327	5,750,000

Note payable - Kenglo	3,941,220	3,094,196
Totals	20,274,752	21,043,166
Less current portion	(10,094,542)	(6,009,202)
Long-term portion	$10,180,210	$15,033,964

Long-term limited recourse promissory note – Otten

On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of June 30, 2010, the outstanding principal balance is Cdn$6,500,000 (approximately $6,187,883 US).

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
2.	For calendar quarters ending after December 31, 2012, the greater of (a) 75% of the profit realized by Hunter Bates for the relevant calendar quarter or (b) Cdn$300,000.

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

The Company has not made the quarterly interest payments as of the date of this report, which were due on April 1, 2010 and July 1, 2010, for an aggregate due of $186,215. Additionally, no production payment was made on April 1, 2010, because the mine is not in production at this time. On May 17, 2010, we made a $10,000 penalty payment for an extension on the April 1, 2010 interest payment, deferring it until August 1, 2010. The Company currently is in discussions with Mr. Otten regarding these past due interest payments.

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

On March 17, 2009 and contemporaneously with the closing of the joint venture with London Mining, we: (i) made a prepayment to China Gold under the Consolidated Note in the amount of $5.6 million, which included principal of $5,284,041 and accrued interest of $315,959 (China Gold returned $100,000 of the $5.6 million to us resulting in a net amount of $5,184,041 being applied to the outstanding principal balance) and (ii) reduced the exercise price of two warrants to purchase up to an aggregate of 40,082,000 shares of our common stock issued to China Gold to $0.075 per share (from $0.15 and $0.11 under the respective warrants) in consideration for China Gold consenting to a security interest granted to London Mining for a loan made to the Company, which resulted in an additional fair value of $86,200 recorded as a discount to the remaining debt, which has been fully amortized to interest expense as of June 30, 2010.

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

As of June 30, 2010, the outstanding principal balance of the China Gold note is $6,153,322 with accrued interest of $416,103.

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

On December 16, 2009, London Mining negotiated terms with us to reduce certain of their outstanding debt. In connection with the agreement, we paid $2,000,000 to be held in escrow until final terms were negotiated on which debt to apply it against. The funds were released out of an escrow account held by legal counsel of London Mining on January 7, 2010 and $242,327 was applied to accrued interest and $1,757,673 was recorded as a principal payment against the WB Loan. As of June 30, 2010, the note has a principal balance of $3,992,327 and accrued interest of $101,640 with an interest rate of 5.25%.

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

As of June 30, 2010, the outstanding principal balance of the Kenglo Note is $5,000,000 with an unamortized discount balance of $1,058,780.
Summary

The following table summarizes the long-term notes payable balances:

Balance at December 31, 2009, net of remaining discounts of $2,049,924	$21,043,166
Less: unrealized foreign currency gain from the Otten limited recourse note	(1,885)
Add: amortization of original issue discount	991,144
Less: principal payments	(1,757,673)
Balance at June 30, 2010, net of remaining discounts of $1,058,780	20,274,752
Less: current portion	(10,094,542)
Long-term portion	$10,180,210

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2010 — Remaining	$6,153,322
2011	5,000,000
2012	—
2013	2,094,360
2014	6,086,687
Thereafter	1,999,163
Total	$21,333,532

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

NOTE 16 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the six months ended June 30, 2010, we issued the following shares of our unregistered common stock:

•
We received notices to convert $157,704 of principal and interest of the original Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note and notes sold to secondary lenders into 4,089,539 shares of our common stock at prices ranging from $0.0255 to $0.06647 per share.

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

Stock Option Grants

We have five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, we have two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above.  As of June 30, 2010, an aggregate of 21,250,000 shares of our common stock were originally available to be granted under our plans and non-plans as determined by the board of directors, of which 1,181,500 are available for future issuances.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

No option grants were issued by Wits Basin during the six months ended June 30, 2010 or 2009. However, Standard Gold, a consolidated subsidiary, granted 1,600,000 employee stock options for the three months ended June 30, 2010. We recorded $677,585 (of which $600,000 relates to Standard Gold options) and $423,945 related to employee stock compensation expense for the three months ended June 30, 2010 and 2009, respectively, and $1,050,983 (of which $600,000 relates to Standard Gold options) and $847,890 related to employee stock compensation expense for the six months ended June 30, 2010 and 2009, respectively, all relating to share options granted and modifications to existing options. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.01 impact on the loss per share for the three and six months ended June 30, 2010. As of June 30, 2010, approximately $349,746 of total unrecognized compensation expense is expected to be recognized over a period of approximately 15 months.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2009	15,643,500	$0.47

Granted	—	—
Canceled or expired	(1,650,000)	0.48
Exercised	—	—
Options outstanding - June 30, 2010	13,993,500	$0.45

Options exercisable - June 30, 2010	12,426,824	$0.48

Weighted average fair value of options granted
during the six months ended June 30, 2010		$—
Weighted average fair value of options granted
during the six months ended June 30, 2009		$—

The following tables summarize information about stock options outstanding at June 30, 2010:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	8,575,000	6.8 years	$0.23	$—
$0.31 to $0.43	1,750,000	6.3 years	$0.43	$—
$0.56 to $1.02	3,606,000	6.1 years	$0.95	$—
$2.75 to $3.00	62,500	0.7 years	$2.84	$—
$0.15 to $3.00	13,993,500	6.6 years	$0.45	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)
$0.15 to $0.30	7,008,334	6.7 years	$0.22	$—
$0.31 to $0.43	1,750,000	6.3 years	$0.43	$—
$0.56 to $1.02	3,606,000	6.1 years	$0.95	$—
$2.75 to $3.00	62,500	0.7 years	$2.84	$—
$0.15 to $3.00	12,426,834	6.4 years	$0.48	$—

(1)  The aggregate intrinsic value in the table represents the difference between the closing stock price on June 30, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on June 30, 2010. No options were exercised during the six month periods ended June 30, 2010 and 2009.

Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services was more reliably measurable. During the three months ended June 30, 2010, the Company granted 1,500,000 warrants to a consultant for services to be rendered from April 1, 2010 to March 31, 2011. The warrants had a $.10 exercise price with a 5-year term. Te total fair value of the warrants was calculated to be $90,000.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2009	78,046,403	$0.06	$0.01 – $0.35

Granted	1,500,000	0.10	0.10
Cancelled or expired	(1,210,000)	0.19	0.15 – 0.20
Exercised	—	—	—
Outstanding at June 30, 2010	78,336,403	$0.06	$0.01 – $0.35	3.5 years

Warrants exercisable at June 30, 2010	78,336,403	$0.06	$0.01 – $0.35

NOTE 17 – EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 18 – SUBSEQUENT EVENTS

On July 16, 2010, we received a notice from Burnham to convert the remaining principal balance of $185,000 of into 3,700,000 shares of our common stock at $0.05 per share.

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

OVERVIEW

As of June 30, 2010, we hold (i) an equity interest of approximately 93% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing iron ore mine and processing plant in the PRC, and (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (FSC Project).

Bates-Hunter Mine
On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Standard Gold, Inc., a Colorado corporation (“Standard Gold”) (formerly known as Princeton Acquisitions, Inc., a public shell corporation at the time) completed a reverse acquisition via a share exchange with Hunter Bates and all of its shareholders, whereby the holders of capital securities of Hunter Bates exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Standard Gold (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse merger) and Hunter Bates became a wholly owned subsidiary of Standard Gold. We hold an aggregate of 21,513,544 shares of Standard Gold common stock (or approximately 93% of the issued and outstanding shares of common stock) and thus, Standard Gold is a majority owned subsidiary of ours. Standard Gold’s common stock is quoted on the OTCBB under the symbol “SDGR.”

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

China Global Mining Resources (BVI) Ltd
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement, dated March 17, 2009 by and between London Mining and the Company, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. Due to the disproportionate distributions stipulated in the joint venture agreement and since the joint venture is struggling to have enough cash flow to make the required payments to the seller under the original terms of the purchase agreement, our proportional 1% interest has been impaired to $0 as of December 31, 2009. There were no transactions recorded during the six months ended June 30, 2010. As of June 30, 2010, no distributions have been made to London Mining.

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

Summary
As of June 30, 2010, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants.  These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights. By completing the Share Exchange, we anticipate Standard Gold and Hunter Bates will operate as a separate gold-focused consolidated entity. Previously, our main focus was only in gold exploration projects. Future projects will also involve other minerals, such as our entry into the Chinese iron ore properties.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2009.

Revenues

We had no revenues from continuing operations for the three and six months ended June 30, 2010 and 2009. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that allow us to report such results.

Operating Expenses

General and administrative expenses were $1,248,642 for the three months ended June 30, 2010 as compared to $658,222 for the same period in 2009.  Of the $1,248,642 recorded for 2010, approximately $678,000 relates to non-cash charges for stock based compensation and approximately $310,000 for consultant fees. Of the $658,222 recorded for 2009, $423,945 relates to non-cash charges for stock based compensation.  General and administrative expenses were $2,232,807 for the six months ended June 30, 2010 as compared to $1,803,676 for the same period in 2009. Of the $2,232,807 expenses recorded in 2010, approximately $1,051,000 relates to non-cash charges for stock based compensation and approximately $485,000 for consultant fees.  Of the $1,803,676 expenses recorded in 2009, approximately $848,000 relates to stock based compensation expenses and approximately $331,000 relates to our efforts in China mining properties. We anticipate that our operating expenses will increase over the next fiscal year due to our continued plans to develop or obtain additional exploration projects.

Exploration expenses were $84,277 for the three months ended June 30, 2010 as compared to $51,377 for the same period in 2009. Exploration expenses for 2010 relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project (the last drilling accomplished at the Bates-Hunter was in August of 2008) and for due diligence on other gold projects. Exploration expenses for 2009 relate to the Bates-Hunter Mine, other international projects we were investigating and direct costs related to our prior attempt to sell the 65 percent of the FSC Project to Communications DVR Inc (“DVR”), a Canadian capital pool company, which they terminated their intent in June 2009.  Exploration expenses were $157,683 for the six months ended June 30, 2010 as compared to $95,789 for the same period in 2009. Exploration expenses for 2010 relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project and for due diligence on other gold projects.  Exploration expenses for 2009 relate to the Bates-Hunter Mine, other international projects we were investigating and direct costs related to our prior attempt to sell the 65 percent of the FSC Project to DVR. We anticipate the rate of exploration spending will continue to increase during the year, unless we cannot secure dedicated funding for our projects.

Depreciation and amortization expenses were $21,820 and $45,082 for the three and six months ended June 30, 2010, respectively as compared to $26,431 and $52,862 for the same periods in 2009, which represents straight-line depreciation for the fixed assets related to the Bates-Hunter Mine. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. We anticipate that depreciation expense will remain at current levels over the next fiscal year.

We recorded $16,648 and $17,738 in losses from equity investments in partially-owned affiliates for the three and six months ended June 30, 2010, respectively as compared to $544 and 1,764 for the same periods in 2009. The 2010 and 2009 losses relate to the FSC project.

Other Income and Expenses

Our other income and expense consists of interest income, interest expense, gains from deconsolidation of our wholly owned subsidiaries and non-cash foreign currency adjustments. Interest income for the three months ended June 30, 2010 was $25 compared to $0 for the same period in 2009.  Interest income for the six months ended June 30, 2010 was $312 compared to $9 for the same period in 2009. We anticipate that our interest income will remain at very low levels for the remainder of the year due to our low cash reserves.

Interest expense for the three months ended June 30, 2010 was $1,468,834 and $1,514,189 for the same period in 2009, which includes non-cash charges for 2010 and 2009 of $1,059,764 and $1,153,493, respectively. Interest expense for the six months ended June 30, 2010 was $2,761,094 and $2,827,262 for the same period in 2009, which includes non-cash charges for 2010 and 2009 of $1,993,890 and $2,103,763, respectively.  The non-cash charges relate to the amortization of debt issuance costs, amortization of original issue discounts, amortization of discounts relating to warrants and beneficial conversion features, extensions to debt agreements and additional rights granted to the promissory note holders. We expect interest expense to continue to increase during 2010, at amounts greater than previously recorded due to our existing debt and our continued need for cash.

In December 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours, CGMR (BVI), to serve as the joint venture entity with London Mining. On March 17, 2009, we entered into a subscription agreement and a shareholders’ agreement with London Mining, whereby they acquired a 50% equity interest in CGMR (BVI). We recorded a gain in the deconsolidation of CGMR (BVI) for the six months ended June 30, 2009 of $1,461,078. The gain is comprised primarily of $1,073,578 in unpaid accrued liabilities assumed by the joint venture.

With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to foreign currency exchange fluctuations in connection with the Cdn$6,750,000 limited recourse promissory note. We recorded a gain of $213,343 for the three months ended June 30, 2010, and a loss of $478,217 for the same period in 2009 due to fluctuations in the exchange rate between the US Dollar and the Canadian Dollar. We recorded a gain of $2,272 for the six months ended June 30, 2010, and a loss of $347,321 for the same period in 2009. We will continue to see gains and losses for foreign currency exchange rate fluctuations in future periods as long as the promissory note is outstanding.

Net Loss attributable to Non-Controlling Interest (NCI)

On January 1, 2009, the Company adopted guidance provided by the Financial Accounting Standards Board with regards to accounting for the non-controlling interest of a subsidiary. Such guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A loss of $70,581 and $100,428 was attributed to the non-controlling interest for the three and six months ended June 30, 2010, respectively, relating to Standard Gold.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $14,094,507 at June 30, 2010, compared to $8,656,847 at December 31, 2009. Cash and equivalents were $32,915 at June 30, 2010, representing a decrease of $1,076,629 from the cash and equivalents of $1,109,544 at December 31, 2009.

Our cash reserves are basically depleted at June 30, 2010. We need to raise additional capital to pay for our basic operational needs, which is approximately $300,000 per month. If we are not able to raise additional working capital, we may have to cutback on operational expenditures or cease operations altogether.

For the six months ended June 30, 2010 and 2009, we had net cash used in operating activities of $1,318,956 and $1,012,348, respectively. During 2010, our primary capital requirements have been wages and consulting fees. During 2009, our primary capital requirement has been the funding of expenses related to our entrance into Chinese business opportunities.

For the six months ended June 30, 2010 and 2009, we had net cash provided by financing activities of $242,327 and $805,863, respectively. During 2010, cash used in financing activities was primarily to repay $1,782,673 of debt. During 2009, we received cash proceeds of $6,220,000 from debt financing and repaid $5,384,041 of debt.

The following table summarizes the Company’s debt as of June 30, 2010:

Outstanding Amount	Interest Rate	Un-amortized Discounts	Accrued Interest	Maturity Date	Type
$45,855	10.00%	$—	$6,813	February 11, 2009(1)	Convertible (2)
$1,000,000	8.00%	$—	$143,101	August 22, 2009(3)	Convertible (4)
$117,391	10.00%	$—	$31,704	February 15, 2010(1)	Convertible (5)
$110,000	10.00%	$—	$13,955	February 15, 2010(3)	Conventional
$6,153,322	12.25%	$—	$416,103	February 15, 2010(1)	Conventional
$110,000	10.00%	$—	$29,846	February 26, 2010(3)	Convertible (6)
$100,000	12.25%	$—	$17,832	February 26, 2010(3)	Convertible (7)
$185,000	(8)	$—	$—	March 16, 2010	Convertible (9)
$50,000	10.00%	$—	$4,144	June 30, 2010	Conventional
$75,000	10.00%	$—	$4,921	November 10, 2010	Convertible (10)
$3,941,220	(11)	$1,058,780	$—	February 14, 2011	Conventional
$474,923	12.00%	$36,667	$75,331	April 27, 2012	Convertible (6)
$3,992,327	(12)	$—	$101,640	January 31, 2014	Conventional
$6,187,883	6.00%	$—	$186,215	December 31, 2015	Conventional
$30,000	(13)	$—	$—	(14)	Conventional

1.	Due on demand after such date.
2.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
3.	Currently past due; original terms apply in the default period.
4.	Convertible at $0.10 per share.
5.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.01.
6.	Convertible at $0.20 per share.
7.	Convertible at the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share.
8.	Promissory note was issued with an initial $30,000 discount and further incurred a $40,000 discount and accrues no interest.
9.	Convertible (at a rate equal to the greater of fair market value and $0.05 per share) into a maximum of 3,700,000 shares.
10.	Convertible at the lesser of $0.08 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.03.
11.	Promissory note was issued with an initial $1,000,000 discount.
12.	Interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%). As of June 30, 2010, 5.25%.
13.	Zero percent interest with preferential repayment from any Chilean projects.
14.	Preferential repayment from any Chilean projects.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months.  As of the date of this Quarterly Report, we have estimated our cash needs over the next twelve months to be approximately $16,000,000 (which includes approximately $13,250,000 for repayment of debt, assuming some or all of such notes are not converted into equity prior to maturity). Additionally, should any projects or mergers be completed during 2010, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Off Balance Sheet Arrangements

During the six months ended June 30, 2010, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of June 30, 2010, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010: (i) we received a notice to convert $157,704 of principal and interest of the original Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note and notes sold to secondary lenders into 4,089,539 shares of our common stock at prices ranging from $0.0255 to $0.06647 per share; (ii) we issued 833,592 shares of our common stock in lieu of cash repayment for the satisfaction of a $50,000 short-term note payable and accrued interest of $3,708; (iii) we received a notice to convert $100,000 of principal of the Burnham Convertible Note into 1,250,000 shares of our common stock; (iv) we issued 70,000 shares of our common stock in lieu of cash for the satisfaction of a $3,500 payable to The Chief Executive Officers Club, Inc, an entity owned by Joseph Mancuso, a member of our board of directors.

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

Date: August 16, 2010

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer