Form 10-Q
period 2010-09-30
WITS BASIN PRECIOUS MINERALS INC
filed 2010-11-15
CIK 912875

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 12, 2010, there were 180,952,179 shares of the Registrant’s common stock, par value $0.01, outstanding.

WITS BASIN PRECIOUS MINERALS INC.
FORM 10-Q
TABLE OF CONTENTS
SEPTEMBER 30, 2010

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

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
PART 1 – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$14,783	$1,109,544
Prepaid expenses	139,829	10,986
Total current assets	154,612	1,120,530

Property, plant and equipment, net	1,469,572	1,536,408
Mineral properties and development costs	5,660,726	5,660,726
Restricted cash escrowed for debt repayment	—	2,000,000
Investment in partially-owned equity affiliates	29,075	44,853
Debt issuance costs, net	153,504	546,381
Total assets	$7,467,489	$10,908,898

Liabilities and Shareholders’ Deficit
Current liabilities:
Short-term notes payable, net of discount	$287,756	$315,000
Current portion of convertible notes payable, net of original issue discount	1,728,246	1,915,587
Current portion of long-term notes payable	10,518,054	6,009,202
Accounts payable	341,331	214,626
Accrued interest	1,436,987	529,326
Other accrued expenses	978,741	793,636
Total current liabilities	15,291,115	9,777,377

Long-term liabilities:
Convertible notes payable, long-term portion	179,923	314,923
Long-term notes payable, net of discount	10,296,027	15,033,964
Other liability	205,933	205,933
Total liabilities	25,972,998	25,332,197

Shareholders’ deficit:
Common stock, $0.01 par value, 300,000,000 shares authorized: 180,952,179 and 166,182,703 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,809,522	1,661,827
Additional paid-in capital	69,922,180	67,362,825
Warrants outstanding	7,165,989	7,243,688
Accumulated deficit	(22,932,460)	(22,932,460)
Deficit accumulated during the exploration stage, subsequent to April 30, 2003	(74,895,546)	(67,654,919)
Total Wits Basin shareholders’ deficit	(18,930,315)	(14,319,039)
Non-controlling interest	424,806	(104,260)
Total shareholders’ deficit	(18,505,509)	(14,423,299)
Total liabilities and shareholders’ deficit	$7,467,489	$10,908,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Operations
(unaudited)

					May 1, 2003
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September
	2010	2009	2010	2009	30, 2010
Revenues	$—	$—	$—	$—	$—

Operating expenses:
General and administrative	836,972	1,263,905	3,069,779	3,067,581	32,638,864
Exploration expenses	135,473	24,044	293,156	119,833	12,506,592
Depreciation and amortization	21,754	26,431	66,836	79,293	714,015
Merger transaction costs	—	291,169	—	291,169	1,564,131
Loss on impairment of assets	—	—	—	—	7,870,814
Stock issued as penalty	—	—	—	—	2,152,128
Loss on sale of mining properties	—	—	—	—	571,758
Loss on disposal of assets	—	—	—	—	13,995
Loss from equity investments in partially-owned affiliates	991	6,142	18,729	7,906	54,993
Total operating expenses	995,190	1,611,691	3,448,500	3,565,782	58,087,290
Loss from operations	(995,190)	(1,611,691)	(3,448,500)	(3,565,782)	(58,087,290)

Other income (expense):
Other income (expense), net	—	—	312	9	104,608
Interest expense	(1,098,939)	(1,400,294)	(3,860,033)	(4,227,556)	(17,567,340)
Loss on debt extinguishment, net	—	—	—	—	(1,485,558)
Gain on deconsolidation of subsidiary, net	—	—	—	1,461,078	1,461,078
Foreign currency gains (losses)	(113,253)	(429,921)	(110,981)	(777,242)	209,362
Total other income (expense)	(1,212,192)	(1,830,215)	(3,970,702)	(3,543,711)	(17,277,850)
Loss from operations before income taxes and discontinued operations	(2,207,382)	(3,441,906)	(7,419,202)	(7,109,493)	(75,365,140)
Income tax benefit (provision)	—	—	—	—	243,920
Loss from continuing operations	(2,207,382)	(3,441,906)	(7,419,202)	(7,109,493)	(75,121,220)

Discontinued operations:
Gain from discontinued operations	—	—	—	—	21,154
Loss after discontinued operations	(2,207,382)	(3,441,906)	(7,419,202)	(7,109,493)	(75,100,066)
Net loss attributable to non-controlling interest	78,147	—	178,575	—	204,520
Net loss attributable to Wits Basin	$(2,129,235)	$(3,441,906)	$(7,240,627)	$(7,109,493)	$(74,895,546)

Basic and diluted net loss per common share attributable to Wits Basin:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.05)	$(0.80)
Discontinued operations	—	—	—	—	—
Net loss per common share attributable to Wits Basin	$(0.01)	$(0.02)	$(0.04)	$(0.05)	$(0.80)

Basic and diluted weighted average shares outstanding	177,651,267	154,149,716	171,633,581	148,669,358	94,069,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows
(unaudited)

			May 1, 2003
	Nine Months Ended		(inception) to
	September 30,		September
	2010	2009	30, 2010
OPERATING ACTIVITIES:
Net loss	$(7,419,202)	$(7,109,493)	$(75,100,066)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	66,836	79,293	714,015
Loss from investments in partially-owned equity affiliates	18,729	7,906	54,993
Gain on deconsolidation of subsidiary, net	—	(1,461,078)	(1,461,078)
Loss (gain) on foreign currency	110,981	777,242	(209,362)
Amortization of prepaid consulting fees related to issuance and modifications of warrants and issuance of common stock	270,000	55,109	6,919,899
Amortization of debt issuance costs	392,877	44,768	771,721
Amortization of original issue discount & beneficial conversion feature	2,289,059	3,104,805	11,254,739
Compensation expense related to stock options and warrants	1,350,894	1,271,834	6,150,172
Issuance of common stock and warrants for exploration rights	—	—	5,885,372
Issuance of common stock and warrants for services	154,000	—	2,601,737
Loss on debt extinguishment	—	—	1,485,558
Issuance of common stock and warrants for interest expense	—	40,000	1,213,420
Loss on impairment of assets	—	—	7,870,814
Issuance of common stock as penalty related to private placement	—	—	2,152,128
Loss on sale of mining projects	—	—	571,758
Contributed services by an executive	—	—	274,500
Non-cash loss on nickel property (exploration)	—	—	150,000
Gain on disposal of miscellaneous assets	—	—	(51,585)
Gain from discontinued operations	—	—	(21,154)
Changes in operating assets and liabilities:
Other receivable, net	—	—	18,017
Prepaid expenses	(8,843)	24,117	(218,604)
Accounts payable	130,205	177,492	274,550
Accrued expenses	1,109,191	1,148,090	5,334,851
Net cash used in operating activities	(1,535,273)	(1,839,915)	(23,363,605)

INVESTING ACTIVITIES:
Purchases of property and equipment	—	—	(143,629)
Purchase of Bates-Hunter Mine (acquisition costs)	—	—	(364,680)
Advance to partially-owned equity affiliate	—	—	(450,000)
Proceeds from sale of mining projects	—	—	220,820
Proceeds from sale of miscellaneous assets	—	—	89,639
Purchases of investments	—	—	(2,244,276)
Advance payments on equity investments	—	—	(5,150,000)
Net cash used in investing activities	—	—	(8,042,126)

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)

Condensed Consolidated Statements of Cash Flows, continued
(unaudited)

			May 1, 2003
	Nine Months Ended		(inception) to
	September 30,		September
	2010	2009	30, 2010

FINANCING ACTIVITIES:
Payments on short-term and long-term debt	(1,782,673)	(5,382,144)	(5,573,424)
Restricted cash escrowed for debt repayment	2,000,000	—	—
Cash proceeds from issuance of common stock, net of offering costs	98,185	—	8,100,413
Cash proceeds from exercise of stock options	—	—	199,900
Cash proceeds from exercise of warrants	—	—	6,724,547
Cash proceeds from short-term debt and convertible notes payable	100,000	760,000	16,215,000
Cash proceeds from long-term debt	—	6,100,000	5,150,000
Capital contributed by non-controlling interest	25,000	231,672	231,672
Debt issuance costs	—	(30,095)	(324,634)
Net cash provided by financing activities	440,512	1,679,433	30,723,474

Decrease in cash and cash equivalents	(1,094,761)	(160,482)	(682,257)
Cash and cash equivalents, beginning of period	1,109,544	230,729	697,040
Cash and cash equivalents, end of period	$14,783	$70,247	$14,783

Supplemental cash flow information:
Cash paid for interest	$244,012	$338,816	$2,115,592
Cash paid for income taxes	$—	$—	$—

Issuance of common stock in lieu of cash for debt, interest, accounts payable and accrued expenses	$69,925	$—	$514,586
Conversion of debt principal to common stock	$455,500	$495,094	$1,276,889
Issuance of common stock, warrants and options for prepaid consulting fees	$90,000	$—	$5,897,065
Issuance of debt and warrants for financing costs	$—	$75,000	$600,591
Debt paid through issuance of subsidiary stock	$—	$250,000	$250,000
Current liabilities converted to debt	$—	$489,828	$1,652,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

WITS BASIN PRECIOUS MINERALS INC. AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Wits Basin Precious Minerals Inc. (with its subsidiaries “we,” “us,” “our,” “Wits Basin” or the “Company”) is a minerals exploration and development company based in Minneapolis, Minnesota.  As of September 30, 2010, we hold (i) a majority equity interest of approximately 92% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (the “Bates-Hunter Mine”), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing  iron ore mine and processing plant in the People’s Republic of China, (the “PRC”), and (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (the “FSC Project”). The following is a summary of these projects:

Standard Gold, Inc.
On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Standard Gold, Inc., a Colorado corporation (“Standard Gold”) (formerly known as Princeton Acquisitions, Inc., a public shell corporation at the time) completed a reverse acquisition via a share exchange with Hunter Bates and all of its shareholders, whereby the holders of capital securities of Hunter Bates exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Standard Gold (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse merger) and Hunter Bates became a wholly owned subsidiary of Standard Gold. We hold an aggregate of 21,513,544 shares of Standard Gold common stock (or approximately 92% of the issued and outstanding shares of common stock) and thus, Standard Gold is a majority owned subsidiary of ours. Standard Gold’s common stock is quoted on the OTCBB under the symbol “SDGR.”

On September 7, 2010, Standard Gold entered into an option agreement with US American Exploration Inc., which specifies terms and conditions by which they may acquire an interest in the Rex Gold Mine project (“Rex”) located in La Paz County, Arizona. In order for Standard Gold to acquire an irrevocable ten percent (10%) joint venture interest in the Rex, they paid an initial $100,000 non-refundable fee and must provide an additional $1,900,000 for exploration expenditures that must begin within five months and be completed within 23 months.

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

Kwagga Gold (Barbados) Limited
We hold a 35% equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, a South African entity (“Kwagga Pty”), holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. From October 2003 through August 2005, we completed only two range-finding drillholes (our $2,100,000 investment to acquire the 35% equity was utilized to fund the drillholes) and we have not performed any further exploration activities since. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65% of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados, which agreement required completion on or before June 30, 2009. Documentation has been submitted to obtain the consent of South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”) to allow for the sale of the controlling interest in Kwagga Pty to a U.S. company, all of which is still under review. We have a verbal agreement from AfriOre regarding an extension of time to obtain consent from the DME. Other than limited maintenance, no other activities will be conducted until consent is issued by the DME.

As of September 30, 2010, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Quarterly Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

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

Fair Value of Financial Instruments

The respective carrying value of certain on-balance sheet financial instruments approximates their fair values.  These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities and debt. Fair values were assumed to approximate cost or carrying values as most of the debt was incurred recently and the assets were acquired within one year. At September 30, 2010 and December 31, 2009, we did not have any financial assets or financial liabilities measured at fair value on a recurring basis using significant unobservable inputs.

Investment in partially-owned equity affiliates

Investments in companies over which the Company exercises significant influence, but does not consolidate, are accounted for using the equity method, whereby the investment is carried at the Company’s original cost plus its proportionate share of undistributed earnings/losses. The excess carrying value of the Company’s investment over its underlying equity in the net assets is included in the consolidated balance sheet as “Investment in Partially-Owned Equity Affiliates.”

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K filed April 15, 2010.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year as a whole.

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

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(2,129,235)	$(3,441,906)	$(7,240,627)	$(7,109,493)
Weighted average of common shares outstanding	177,651,267	154,149,716	171,633,581	148,669,358

Basic net earnings (loss) per share	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Diluted earnings (loss) per share calculation:
Net income (loss) attributable to Wits Basin common shareholders	$(2,129,235)	$(3,441,906)	$(7,240,627)	$(7,109,493)
Basic weighted average common shares outstanding	177,651,267	154,149,716	171,633,581	148,669,358
Options, convertible debentures and warrants	(1)	(2)	(1)	(2)
Diluted weighted average common shares outstanding	177,651,267	154,149,716	171,633,581	148,669,358

Diluted net earnings (loss) per share	$(0.01)	$(0.02)	$(0.04)	$(0.05)

(1)
As of September 30, 2010, we had (i) 10,993,500 shares of common stock issuable upon the exercise of outstanding stock options, (ii) 74,603,070 shares of common stock issuable upon the exercise of outstanding warrants and (iii) reserved an aggregate of 28,507,937 shares of common stock issuable under outstanding convertible debt agreements. These 114,104,507 shares, which would be reduced by applying the treasury stock method, were excluded from diluted weighted average outstanding shares amount for computing the net loss per common share, because the net effect would be antidilutive for each of the periods presented.

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

NOTE 5 – COMPANY’S CONTINUED EXISTENCE

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2010, we incurred losses from continuing operations of $7,419,202. At September 30, 2010, we had an accumulated deficit of $97,828,006 and a working capital deficit of $15,136,503. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements, provided the Company receives shareholder approval to increase its authorized shares. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. We are continuing to pursue external financing alternatives to improve our working capital position. If we are unable to obtain the necessary capital, we may have to cease operations.

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

Depreciation on our assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. Components of our property, plant and equipment are as follows:

	September 30,	December 31,
	2010	2009
Land	$329,280	$329,280
Buildings	1,206,954	1,206,954
Equipment	199,694	199,694
Less accumulated depreciation	(266,356)	(199,520)
	$1,469,572	$1,536,408

NOTE 7 – MINERAL PROPERTIES AND DEVELOPMENT COSTS

With the acquisition of the Bates-Hunter Mine in 2008, we also acquired certain mining claims and permits in the transaction. Since that time, we have not commenced any mining operations due to the lack of funding and therefore, we have not recorded any amortization expense and we have determined that no impairment has occurred for the period ended September 30, 2010. Components of our mineral properties and development costs are as follows:

	September 30,	December 31,
	2010	2009
Mining claims (1)	$5,657,383	$5,657,383
Mining permits (2)	3,343	3,343
	$5,660,726	$5,660,726

(1)	We acquired some surface rights and some mining rights to 22 parcels located in Gilpin County, Colorado.
(2)	We acquired various mining, special use, water discharge, stormwater and drilling permits, all of which require renewal at various times.

On September 7, 2010, when Standard Gold entered into the option agreement to acquire an interest in the Rex project, they made an initial $100,000 non-refundable payment. Since this is a non-refundable fee and Standard Gold is further required to provide an additional $1,900,000 for exploration expenditures (that must begin within five months), this entire initial $100,000 payment was expensed as an exploration expense.

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

NOTE 9 – INVESTMENT IN PARTIALLY-OWNED EQUITY AFFILIATES

Kwagga Gold (Barbados) Limited
We hold a 35% interest in Kwagga Barbados which is accounted for under the equity method. Kwagga Gold (Proprietary) Limited, a wholly owned subsidiary of Kwagga Barbados, holds the mineral exploration rights in the FSC Project. AfriOre, the majority owner (65%) of Kwagga Barbados, has decided not to commit any further resources to this project at this time; therefore, in an effort to maintain the permits and land claims of the FSC Project, we advanced $60,000 in 2008 to Kwagga Barbados. Under current accounting guidance, we will recognize 100% of this $60,000 advance as a loss from investment in partially-owned affiliates to coincide with the funds being dispersed by Kwagga Barbados over time. Since the losses relate to exploration activities, an integral part of our operations, the losses are shown in operations under the caption, “Loss from equity investments in partially-owned affiliates.” Other than maintenance of property and prospecting rights and our submission to the Department of Minerals and Energy (the “DME”), no other exploration activities will be conducted until consent is issued by the DME.

The following table summarizes our investment in partially-owned equity affiliates:

Balance at December 31, 2009	$44,853
Net loss recorded during 2010 from Kwagga	(18,729)
2010 unrealized foreign currency gain	2,951
Balance at September 30, 2010	$29,075

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

NOTE 10 – DEBT ISSUANCE COSTS

We recorded debt issuance costs with respect to legal services and promissory notes relating to debt issued during 2009.  The following table summarizes the amortization of debt issuance costs:

	September 30,	December 31,
	2010	2009
Debt issuance costs, net, beginning of period	$546,381	$7,514
Add: additional debt issuance costs	—	665,999
Less: amortization of debt issuance costs	(392,877)	(127,132)
Debt issuance costs, net, end of period	$153,504	$546,381

Future annual amortization is scheduled to be as follows for the years ending December 31:

2010 — Remaining	$94,261
2011	55,903
2012	3,340
Total	$153,504

NOTE 11 – SHORT-TERM NOTES PAYABLE

The following table summarizes the Company’s short-term notes payable:

	September 30, 2010	December 31, 2009
Secured $110,000 loan originally issued to Platinum V; interest rate of 10%; accrued interest of $17,118 and $7,959 at September 30, 2010 and December 31, 2009, respectively; due February 15, 2010; currently past due, original terms apply in the default period.	$110,000	$110,000

Promissory note of $50,000 issued as a debt issuance cost; note and accrued interest of $3,708 paid with issuance of 833,592 shares of common stock on March 10, 2010.	—	50,000

Unsecured loan of $50,000; original interest rate of 2%, lender extended maturity date in exchange of new interest rate of 10% effective January 1, 2010; accrued interest of $5,501 and $1,585 at September 30, 2010 and December 31, 2009, respectively; due June 30, 2010, currently past due, original terms apply in the default period.	50,000	50,000

Unsecured promissory note of $75,000 issued November 2009 as a debt issuance cost; effective May 6, 2010, note was re-issued as convertible debt; see Note 12 – Convertible Notes Payable.	—	75,000

Unsecured $30,000 loan; interest rate of 0%, repayment of loan is tied to any potential future projects conducted in Chile including, (i) a 50/50 distribution of earnings, profits and/or cash for the first $540,000 in aggregate distributions and, (ii) a 2% non-dilutive net smelter right to the lender (subject to the Company’s right to repurchase at terms to be agreed upon).	30,000	30,000

Promissory note of $25,000 net of remaining unamortized discount of $2,244 related to the fair value ($7,921) of 50,000 warrant issued in connection with the debt; interest rate of 18%; accrued interest of $530 at September 30, 2010; due October 17, 2010; currently past due, original terms apply in the default period.	22,756	—

Promissory note of $25,000 issued to the President of Standard Gold, Stephen Flechner, utilized for the Rex; interest rate of 5%; accrued interest of $79 at September 30, 2010; due November 30, 2010.(1)	25,000	—

Promissory note of $50,000 utilized for the Rex; interest rate of 5%; accrued interest of $158 at September 30, 2010; due November 30, 2010.(1)	50,000	—
Totals	$287,756	$315,000

(1) In connection with these notes and to induce the note holders into these agreements, Standard Gold granted each note holder the right to share in an aggregate one percent (1%) net smelter return royalty (“NSR”). Until such time as Standard Gold were to sell its majority of the Rex project yet to be acquired, the two note holders would receive a 0.375% and 0.625% NSR of the actual cash flow earned by Standard Gold, respectively. See Note 17 – Contingencies and Commitments for further details.

The weighted average interest rate on short-term notes payable at September 30, 2010 was 9%.

Summary

The following table summarizes the short-term notes payable balances:

Balance at December 31, 2009	$315,000
Add: gross proceeds received in 2010	100,000
Less: issuance of common stock in lieu of cash for principal	(50,000)
Less: re-issued conventional note as convertible note	(75,000)
Less: value assigned to warrant issued with $25,000 note	(7,921)
Add: amortization of original issue discount	5,677
Balance at September 30, 2010	$287,756

NOTE 12 – CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s convertible notes:

	September 30,	December 31,
	2010	2009
London Mining unsecured convertible loan; interest rate of 8%; accrued interest of $163,266 and $103,430 at September 30, 2010 and December 31, 2009, respectively; convertible at $0.10 per share; due August 22, 2009, currently past due, original terms apply in the default period.	$1,000,000	$1,000,000

Original $1.02 million Platinum V senior secured convertible loan; interest rate of 10%; accrued interest of $37,919 and $28,827 at September 30, 2010 and December 31, 2009, respectively; see following description for other terms and changes.	143,246	238,746

Cabo $511,590 secured convertible debenture net of unamortized discount of $31,667 at September 30, 2010; stated interest rate of 12% with an initial effective rate of 18.5%; accrued interest of $92,661 and $41,712 at September 30, 2010 and December 31, 2009, respectively; convertible at $0.20 per share; $300,000 payment due April 27, 2011 with the balance due April 27, 2012; see following description for other terms and changes. Hunter Bates has guaranteed Wits Basin’s obligations under the debenture.	479,923	464,923

Burnham $310,000 unsecured convertible loan; interest rate was 0% with an effective rate of 58.8%; $25,000 principal paid in cash and $285,000 of principal converted into 4,950,000 shares of common stock; see following description for additional information.	—	276,667

Unsecured promissory note of $75,000 issued November 2009 as a debt issuance cost; interest rate of 10%; accrued interest of $6,936 and $1,039 at September 30, 2010 and December 31, 2009, respectively; due November 10, 2010. Effective May 6, 2010, note was re-issued as convertible debt at the lesser of $0.08 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.03 per share.	75,000	—

Other convertible notes; see following description for terms and changes.	210,000	250,174
Totals	1,908,169	2,230,510
Less current portion	(1,728,246)	(1,915,587)
Long-term portion	$179,923	$314,923

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

•	China Gold’s remaining convertible principal balance on its portion of the original Platinum Note is $117,391 (along with $35,509 of accrued interest) as of September 30, 2010.
•
Of the aggregate $400,000 China Gold sold out of the Platinum Note (in three tranches: $100,000, $150,000 and $150,000) there remains a convertible balance of $25,855 (along with $2,410 of accrued interest).

The sale to China Gold by Platinum of its secured convertible note, results in China Gold holding a security interest in all assets of the Company, Hunter Bates and Gregory Gold (a wholly owned subsidiary of Hunter Bates), subject to certain priority liens and matters of record.

During the nine months ended September 30, 2010, we received notices from the holder of the Platinum Note to convert an aggregate of $95,500 of principal and $7,099 of accrued interest into 2,935,750 shares of our common stock at prices ranging from $0.022 to $0.06647 per share (1) resulting in a beneficial conversion charges of $426,151 (2).

(1)	The conversion prices were calculated pursuant to Option 2 that became effective after August 11, 2008 as described above.
(2)	Because the reset feature occurred resulting in additional shares being issued, an additional beneficial conversion charge was recorded as interest expense and credited to additional paid in capital.

As of September 30, 2010, all previous discounts to the debt for the issuance of warrants and initial beneficial conversion feature have been fully amortized to interest expense.

Cabo Secured Convertible Debenture
On April 28, 2009, Wits Basin entered into a convertible debenture with Cabo Drilling (America) Inc., a Washington corporation formerly known as Advanced Drilling, Inc (“Cabo”), pursuant to which Wits Basin issued to Cabo a 12% Convertible Debenture dated April 27, 2009 (the “Debenture”), in the principal amount of $511,590. The Debenture has a maturity date of April 27, 2012, with originally scheduled payments of $150,000 due each anniversary with a final payment due of the remaining balance on the third anniversary. The Debenture is convertible at the option of the holder at any time into shares of Wits Basin common stock at a conversion price of $0.20 per share. The Debenture was issued to Cabo in satisfaction of an outstanding payable totaling $451,590 for drilling services performed relating to the Bates-Hunter Mine property. The difference between the face amount of the Debenture and the outstanding payable totaling $60,000 is treated as a discount to the debt and is being amortized to interest expense over the 3-year term of the Debenture.

On April 22, 2010, a $15,000 penalty payment was made to Cabo in order to receive an extension on the first $150,000 anniversary payment that was due April 27, 2010. On September 24, 2010, Wits Basin executed a modification agreement to extend the Debenture (the “Debenture Modification Agreement”). The Debenture Modification Agreement extends the April 27, 2010 payment date and combines it with the April 27, 2011 payment, thereby requiring a single payment of $300,000 plus all accrued interest on April 27, 2011; failure to make such payment shall constitute a default under the terms of the Debenture. The Debenture Modification Agreement further required that we provide 1,500,000 of the Standard Gold common shares we own to be placed with an escrow agent as further collateral pursuant to the Debenture Modification Agreement.

Burnham Securities and Broadband Capital Management
In order to satisfy a liability related to our affiliate, CGMR (BVI), we borrowed $240,000 from Burnham Securities in consideration of an unsecured convertible promissory note with Burnham Securities (the “Burnham Convertible Note”). The Burnham Convertible Note (i) had a face value of $270,000, requiring the recording of a discount fee of $30,000 (which was fully amortized to interest expense by December 16, 2009), (ii) bore no interest, (iii) was convertible (at a rate equal to the greater of fair market value and $0.05 per share), and (iv) the principal amount increased to $310,000 since the Burnham Convertible Note was not paid by December 16, 2009 and became payable upon demand at any time after March 16, 2010 per the original terms of the agreement. We recorded an additional $40,000 discount fee on December 16, 2009. All discounts have been fully amortized to interest expense as of September 30, 2010.

On March 3, 2010 we received a notice to convert $100,000 of principal of the Burnham Convertible Note into 1,250,000 shares of our common stock at $0.08 per share and we paid $25,000 in cash and on July 16, 2010, they converted the remaining principal balance of $185,000 into 3,700,000 shares of our common stock at $0.05 per share.

Other Third Parties
As of September 30, 2010, other convertible notes consist of two notes totaling $210,000; stated interest rates of 10% and 12.25%; accrued interest of $54,727; convertible at $0.05 and $0.20 per share; both of the notes have a February 26, 2010 maturity date and are currently past due, original terms apply in the default period.

During the nine months ended September 30, 2010, we received notices to convert $75,000 of principal into 2,203,029 shares of common stock at prices ranging from $0.02618 to $0.05355 per share. The conversions occurred at 85% of the lowest VWAP for the 10 trading days preceding the conversions.

Summary of All Convertible Notes

The following table summarizes the convertible notes balances:

Balance at December 31, 2009, net of remaining discounts of $114,826	$2,230,510
Less: conversion of principal to common stock	(455,500)
Less: value assigned to additional beneficial conversion feature	(785,567)
Add: amortization of original issue discount and beneficial conversion feature	868,726
Add: note re-issued as convertible debt	75,000
Less: principal payments	(25,000)
Balance at September 30, 2010, net of remaining discounts of $31,667	1,908,169
Less: current portion	(1,728,246)
Long-term convertible portion	$179,923

Convertible debt has the following scheduled annual maturities for the years ending December 31:

2010 — Remaining	$1,428,246
2011	300,000
2012	211,590
2013	—
2014	—
Thereafter	—
Total	$1,939,836

NOTE 13 – OTHER ACCRUED EXPENSES

The Company has recorded a number of expenses relating to its transactions for the acquisition of various global mining properties, consulting agreements and general and administrative expenses. The following table summarizes the ending balances of other accrued expenses by relevant transaction:

	September 30,	December 31,
	2010	2009
China related transactions	$39,473	$39,473
Bates-Hunter Mine	618,730	360,185
FSC Project	123,849	123,849
Other expenses	196,689	270,129
	$978,741	$793,636

NOTE 14 – LONG-TERM NOTES PAYABLE

The following table summarizes the Company’s long-term notes payable:

	September 30,	December 31,
	2010	2009
Note payable - Otten	$6,303,700	$6,189,768

Note payable – China Gold	6,153,322	6,009,202

Note payable – London Mining	3,992,327	5,750,000

Note payable - Kenglo	4,364,732	3,094,196
Totals	20,814,081	21,043,166
Less current portion	(10,518,054)	(6,009,202)
Long-term portion	$10,296,027	$15,033,964

Long-term limited recourse promissory note – Otten
On June 12, 2008, Hunter Bates completed the acquisition of the Bates-Hunter Mine properties, which included land, buildings, equipment, mining claims and permits, financed through a limited recourse promissory note of Hunter Bates payable to Mr. George Otten (on behalf of all of the Sellers) in the principal amount of Cdn$6,750,000 (the “Otten Note”). The Otten Note required an initial payment of Cdn$250,000 due by December 1, 2008, which was ultimately paid on November 13, 2009. As of September 30, 2010, the outstanding principal balance is Cdn$6,500,000 (approximately $6,303,700 US).

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

The Company has not made the quarterly interest payments as of the date of this report, which were due on April 1, 2010, July 1, 2010 and October 1, 2010, for an aggregate due of $281,548. Additionally, no production payment was made on April 1, 2010, because the mine is not in production at this time. On May 17, 2010, we made a $10,000 penalty payment for an extension on the April 1, 2010 interest payment, deferring it until August 1, 2010. The Company currently is in discussions with Mr. Otten regarding these past due interest payments.

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

On March 17, 2009 and contemporaneously with the closing of the joint venture with London Mining, we: (i) made a prepayment to China Gold under the Consolidated Note in the amount of $5.6 million, which included principal of $5,284,041 and accrued interest of $315,959 (China Gold returned $100,000 of the $5.6 million to us resulting in a net amount of $5,184,041 being applied to the outstanding principal balance) and (ii) reduced the exercise price of two warrants to purchase up to an aggregate of 40,082,000 shares of our common stock issued to China Gold to $0.075 per share (from $0.15 and $0.11 under the respective warrants) in consideration for China Gold consenting to a security interest granted to London Mining for a loan made to the Company, which resulted in an additional fair value of $86,200 recorded as a discount to the remaining debt, which has been fully amortized to interest expense as of September 30, 2010.

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

As of September 30, 2010, the outstanding principal balance of the China Gold note is $6,153,322 with accrued interest of $622,074.

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

On December 16, 2009, London Mining negotiated terms with us to reduce certain of their outstanding debt. In connection with the agreement, we paid $2,000,000 to be held in escrow until final terms were negotiated on which debt to apply it against. The funds were released out of an escrow account held by legal counsel of London Mining on January 7, 2010 and $242,327 was applied to accrued interest and $1,757,673 was recorded as a principal payment against the WB Loan. As of September 30, 2010, the note has a principal balance of $3,992,327 and accrued interest of $154,470 with an interest rate of 5.25%.

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

As of September 30, 2010, the outstanding principal balance of the Kenglo Note is $5,000,000 with an unamortized discount balance of $635,268.

Summary

The following table summarizes the long-term notes payable balances:

Balance at December 31, 2009, net of remaining discounts of $2,049,924	$21,043,166
Add: unrealized foreign currency loss from the Otten limited recourse note	113,932
Add: amortization of original issue discount	1,414,656
Less: principal payments	(1,757,673)
Balance at September 30, 2010, net of remaining discounts of $635,268	20,814,081
Less: current portion	(10,518,054)
Long-term portion	$10,296,027

Long-term debt has the following scheduled annual maturities for the years ending December 31:

2010 — Remaining	$6,153,322
2011	5,000,000
2012	—
2013	2,133,560
2014	6,125,887
Thereafter	2,036,580
Total	$21,449,349

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

NOTE 16 - SHAREHOLDERS’ EQUITY

Common Stock Issuances

During the nine months ended September 30, 2010, we issued the following shares of our unregistered common stock:
•
We issued 3,666,667 shares of our unregistered common stock through a private placement unit offering at $0.03 per unit, each unit consisting of one share of our common stock, par value $0.01 per share and one three-year warrant to purchase a share of common stock at an exercise price of $0.03 per share, resulting in net cash proceeds of $98,185.

•
We received notices to convert $183,217 of principal and interest of the original Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note and notes sold to secondary lenders into 5,249,217 shares of our common stock at prices ranging from $0.022 to $0.06647 per share.

•	We issued 833,592 shares of our common stock in lieu of cash for the satisfaction of a $50,000 short-term note payable and accrued interest of $3,708.
•	We received notices to convert $285,000 of principal of the Burnham Convertible Note into 4,950,000 shares of our common stock.
•
We issued 70,000 shares of our common stock in lieu of cash for the satisfaction of a $3,500 payable to The Chief Executive Officers Club, Inc, an entity owned by Joseph Mancuso, a member of our board of directors.

Stock Option Grants

We have five stock option plans: the 1999 Stock Option Plan, the 2000 and 2003 Director Stock Option Plans, the 2001 Employee Stock Option Plan and the 2007 Stock Incentive Plan. Stock options, stock appreciation rights, restricted stock and other stock and cash awards may be granted under the plans. In general, options vest over a period ranging from immediate vesting to five years and expire 10 years from the date of grant. Additionally, we have two non-plans, each titled “Non-Plan Stock Options” which are outside of the five plans listed above.  As of September 30, 2010, an aggregate of 21,250,000 shares of our common stock were originally available to be granted under our plans and non-plans as determined by the board of directors, of which 301,500 are available for future issuances.

The Company uses the Black-Scholes pricing model as a method for determining the estimated fair value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of service awards and for performance based awards, the Company recognizes the expense when the performance condition is probable of being met.

No option grants were issued by Wits Basin during the nine months ended September 30, 2010 or 2009, however, Standard Gold, a consolidated subsidiary, granted 800,000 stock options during the three months ended September 30, 2010. We recorded $197,911 (of which $120,326 relates to Standard Gold options) and $423,944 related to employee stock compensation expense for the three months ended September 30, 2010 and 2009, respectively, and $1,248,894 (of which $720,326 relates to Standard Gold options) and $1,271,834 related to employee stock compensation expense for the nine months ended September 30, 2010 and 2009, respectively, all relating to share options granted and modifications to existing options. All stock compensation expense is included in general and administrative expense. There was no tax benefit from recording this non-cash expense due to our income tax valuation allowance and due to a portion of the options being incentive stock options. The compensation expense had a $0.01 impact on the loss per share for the nine months ended September 30, 2010. As of September 30, 2010, $1,376,000 of total unrecognized compensation expense is expected to be recognized over a period of approximately 24 months.

The following table summarizes information about the Company’s stock options:

	Number of Options	Weighted Average Exercise Price
Options outstanding - December 31, 2009	15,643,500	$0.47

Granted	—	—
Canceled or expired	(1,650,000)	0.48
Voluntary stand down of rights (1)	(3,000,000)	1.02
Exercised	—	—
Options outstanding - September 30, 2010	10,993,500	$0.29

Options exercisable - September 30, 2010	9,726,834	$0.30

Weighted average fair value of options granted during the nine months ended September 30, 2010		$—
Weighted average fair value of options granted during the nine months ended September 30, 2009		$—

(1) On August 10, 2010, the Company entered into a letter agreement with Deborah King, the spouse of Stephen D. King, our Chief Executive Officer, whereby Ms. King agreed to a voluntary restriction of rights pertaining to an aggregate of 3,000,000 stock options held, all with an exercise price of $1.02 per share. Mr. King originally transferred these employee stock options (issued out of the Company’s 2007 Stock Incentive Plan) to Ms. King on March 12, 2007. These options were all vested by March 9, 2010. Ms. King agreed that she would not exercise those certain options, unless and until such time as the Company (i) receives shareholder approval to increase its authorized capital stock or (ii) takes other steps as are necessary to permit the exercise of the options within the Company’s authorized capital stock taking account of shares reserved for issuance (either event constituting a “Capital Action”).  The Company agreed that, in the event it completes a Capital Action, the exercisability of the options shall be reinstated prior to any other uses of the Company’s increased authorized capital stock.

The following tables summarize information about stock options outstanding at September 30, 2010:

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(2)
$0.15 to $0.30	8,575,000	6.8 years	$0.23	$—
$0.31 to $0.43	1,750,000	6.3 years	$0.43	$—
$0.56 to $1.02	606,000	3.1 years	$0.60	$—
$2.75 to $3.00	62,500	0.7 years	$2.84	$—
$0.15 to $3.00	10,993,500	6.5 years	$0.29	$—

	Options Exercisable
Range of Exercise Prices	Number Exercisable	Weighted Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value(2)
$0.15 to $0.30	7,308,334	6.7 years	$0.22	$—
$0.31 to $0.43	1,750,000	6.3 years	$0.43	$—
$0.56 to $1.02	606,000	3.1 years	$0.60	$—
$2.75 to $3.00	62,500	0.7 years	$2.84	$—
$0.15 to $3.00	9,726,834	6.3 years	$0.30	$—

(2)  The aggregate intrinsic value in the table represents the difference between the closing stock price on September 30, 2010 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on September 30, 2010. No options were exercised during the nine month periods ended September 30, 2010 and 2009.

Stock Purchase Warrants

For warrants granted to non-employees in exchange for services, we recorded the fair value of the equity instrument using the Black-Scholes pricing model unless the value of the services was more reliably measurable.

During the three months ended September 30, 2010, we issued 3,666,667 three-year warrants to purchase common stock at a price of $0.03 per share, in connection with our private placement of 3,666,667 units. The total fair value of the warrants was calculated to be $39,274.

The following table summarizes information about the Company’s warrants:

	Number	Weighted Average Exercise Price	Range of Exercise Price	Weighted Remaining Contractual Life
Outstanding at December 31, 2009	78,046,403	$0.06	$0.01 – $0.35

Granted	5,166,667	0.05	0.03 – 0.10
Cancelled or expired	(1,610,000)	0.17	0.01 – 0.20
Voluntary stand down of rights (3)	(7,000,000)	0.01	0.01
Exercised	—	—	—
Outstanding at September 30, 2010	74,603,070	$0.06	$0.01 – $0.35	3.4 years

Warrants exercisable at Sept. 30, 2010	74,603,070	$0.06	$0.01 – $0.35

(3) On August 10, 2010, the Company entered into a letter agreement with a warrant holder, whereby the holder agreed to a voluntary restriction of rights pertaining to an aggregate of 7,000,000 stock purchase warrants owned, all with an exercise price of $0.01 per share. The holder agreed that it would not exercise those certain outstanding warrants, unless and until such time as the Company (i) receives shareholder approval to increase its authorized capital stock or (ii) takes other steps as are necessary to permit the exercise of the warrants within the Company’s authorized capital stock taking account of shares reserved for issuance (either event constituting a “Capital Action”).  The Company agreed that, in the event it completes a Capital Action, the exercisability of the warrants shall be reinstated prior to any other uses of the Company’s increased authorized capital stock.  Additionally, the Company agreed that, until such time as the warrants become exercisable again, the Company shall obtain the written consent prior to completing any additional capital raises of the Company.

NOTE 17 – CONTINGENCIES AND COMMITMENTS

In order for Standard Gold to enter into the Rex project option agreement on September 7, 2010, which required an initial $100,000 non-refundable fee to be made, Standard Gold entered into three short-term promissory notes, of which two required a personal guarantee and the issuance of net smelter return royalties (“NSR”). Stephen D. King, the Chief Executive Officer of both Wits Basin and Standard Gold, provided his personal guarantee by pledging 100,000 shares of stock owned by him in LKA International Inc (LKAI on OTCBB) directly to the two lenders. Furthermore, the Company provided a two percent (2%) NSR to be distributed between Mr. King (who received one percent of the NSR) and the two note holders will share in the other one percent (one note holder will receive 0.375% for a $25,000 loan and the other will receive 0.625% for a $50,000 loan, see Note 11 – Short-term Notes Payable).

The NSR means the value for marketable minerals produced from the Rex project and received by Standard Gold less the following deductions: (a) all charges made by a smelter, mill or other purchaser including, without limiting the generality of the foregoing, treatment, sampling and other charges, penalties and all other deductions; (b) all costs of transportation and insurance of material from Rex project to the purchaser or otherwise, as directed;  (c) all excise severance, sales and/or production taxes applicable for royalty payment; and (d) any other customary out-of-pocket costs of forward sales of Rex project mineral production. Unless and until Standard Gold sells the majority of its interest in the Rex project, the amount NSR recipients can receive shall not be deemed to exceed two percent (2%) of the actual cash flow earned by Standard Gold from the Rex project.

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

OVERVIEW

As of September 30, 2010, we hold (i) an equity interest of approximately 92% of Standard Gold, Inc. (f/k/a Princeton Acquisitions, Inc.) which owns a past producing gold mine in Colorado (Bates-Hunter Mine), (ii) a 50% equity interest in China Global Mining Resources (BVI) Ltd., which owns a producing iron ore mine and processing plant in the PRC, and (iii) a 35% equity interest in Kwagga Gold (Barbados) Limited, which holds prospecting rights in South Africa (FSC Project).

Bates-Hunter Mine
On June 12, 2008, we transferred our right to purchase the Bates-Hunter Mine, a prior producing gold mine located in Central City, Colorado, to a newly created wholly owned subsidiary of ours, the Hunter Bates Mining Corporation (the “Hunter Bates”). Concurrent with this transfer, Hunter Bates completed the acquisition of the Bates-Hunter Mine. On September 29, 2009, Standard Gold, Inc., a Colorado corporation (“Standard Gold”) (formerly known as Princeton Acquisitions, Inc., a public shell corporation at the time) completed a reverse acquisition via a share exchange with Hunter Bates and all of its shareholders, whereby the holders of capital securities of Hunter Bates exchanged all of their capital securities, on a share-for-share basis, into similar capital securities of Standard Gold (the “Share Exchange”). Accordingly, the Share Exchange represented a change in control (reverse merger) and Hunter Bates became a wholly owned subsidiary of Standard Gold. We hold an aggregate of 21,513,544 shares of Standard Gold common stock (or approximately 92% of the issued and outstanding shares of common stock) and thus, Standard Gold is a majority owned subsidiary of ours. Standard Gold’s common stock is quoted on the OTCBB under the symbol “SDGR.”

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

Rex Gold Mine Project
On September 7, 2010, Standard Gold entered into an option agreement with US American Exploration Inc., which specifies terms and conditions by which we may acquire an interest in the Rex Gold Mine project (“Rex”) located in La Paz County, Arizona. In order for Standard Gold to acquire an irrevocable ten percent (10%) joint venture interest in the Rex, they paid an initial $100,000 non-refundable fee and must provide an additional $1,900,000 for exploration expenditures that must begin within five months and be completed within 23 months.

China Global Mining Resources (BVI) Ltd
On March 17, 2009, we entered into a joint venture with London Mining, Plc, a United Kingdom corporation (“London Mining”) for the purpose of acquiring the processing plant of Nanjing Sudan Mining Co. Ltd (“Sudan”) and the iron ore mine of Xiaonanshan Mining Co. Ltd (“Xiaonanshan”) (the Sudan and Xiaonanshan collectively are referred to as the “PRC Properties”). Pursuant to that certain Amended and Restated Subscription Agreement, dated March 17, 2009 by and between London Mining and the Company, London Mining purchased 100 ordinary A Shares of China Global Mining Resources (BVI) Ltd, a British Virgin Islands corporation and at the time a wholly owned subsidiary of ours (“CGMR (BVI)”) for $38.75 million, which A Shares constitute a 50% equity interest in CGMR (BVI). We hold the remaining 50% equity interest in the form of 100 ordinary B Shares. The A Shares carry a preference with respect to return of capital and distributions until London Mining receives an aggregate of $44.5 million in return of capital or distributions and certain other conditions are met. On March 17, 2009, CGMR (BVI), through its wholly owned subsidiary China Global Mining Resources Limited, a Hong Kong corporation (“CGMR HK”), acquired the PRC Properties. Due to the disproportionate distributions stipulated in the joint venture agreement and since the joint venture is struggling to have enough cash flow to make the required payments to the seller under the original terms of the purchase agreement, our proportional 1% interest has been impaired to $0 as of December 31, 2009. There were no transactions recorded during the nine months ended September 30, 2010. As of September 30, 2010, no distributions have been made to London Mining.

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

Kwagga Gold (Barbados) Limited
We hold a 35% equity interest in Kwagga Gold (Barbados) Limited (“Kwagga Barbados”), which, through its wholly owned subsidiary Kwagga Gold (Proprietary) Limited, a South African entity (“Kwagga Pty”), holds mineral exploration rights in South Africa. This project is referred to as the “FSC Project” and is located adjacent to the historic Witwatersrand Basin. From October 2003 through August 2005, we completed only two range-finding drillholes (our $2,100,000 investment to acquire the 35% equity was utilized to fund the drillholes) and we have not performed any further exploration activities since. On December 12, 2007, we entered into an agreement with AfriOre International (Barbados) Limited (“AfriOre”), the holder of the other 65% of Kwagga Barbados, whereby we may acquire all of AfriOre’s interest of Kwagga Barbados. We have submitted documentation to obtain the consent of South Africa’s Minister of Minerals and Energy, who oversees the Department of Minerals and Energy (the “DME”) to allow for the sale of the controlling interest in Kwagga Pty to a U.S. company, which is still under review. Other than limited maintenance, no other activities will be conducted until consent is issued by the DME.

Summary
As of September 30, 2010, we possess only a few pieces of equipment and we employ insufficient numbers of personnel necessary to actually explore and/or mine for minerals. Therefore, we are substantially dependent on the third party contractors we engage to perform such operations. As of the date of this Quarterly Report, we do not claim to have any mineral reserves at the Bates-Hunter Mine or the FSC Project.

In the future, we will continue to seek new areas for exploration and the rights that would allow us to be either owners or participants.  These rights may take the form of direct ownership of mineral exploration or, like our interest in Kwagga Barbados, these rights may take the form of ownership interests in entities holding exploration rights. With the completion of the Share Exchange, Standard Gold and Hunter Bates are operating as a separate gold-focused consolidated entity. Previously, our main focus was only in gold exploration projects. Future projects will also involve other minerals, such as our entry into the Chinese iron ore properties.

Our principal office is located at 900 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402-8773. Our telephone number is (612) 349-5277 and our Internet address is www.witsbasin.com. Our securities trade on the Over-the-Counter Bulletin Board under the symbol “WITM.”

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009.

Revenues

We had no revenues from continuing operations for the three and nine months ended September 30, 2010 and 2009. Furthermore, we do not anticipate having any future revenues until an economic mineral deposit is discovered or unless we make further acquisitions or complete other mergers or joint ventures with business models that allow us to report such results.

Operating Expenses

General and administrative expenses were $836,972 for the three months ended September 30, 2010 as compared to $1,263,905 for the same period in 2009. Of the $836,972 recorded for 2010, approximately $300,000 relates to non-cash charges for stock based compensation and approximately $274,000 for consultant fees. Of the $1,263,905 recorded for 2009, approximately $424,000 relates to non-cash charges for stock based compensation, $408,000 relates to our Chinese mining activities and $118,000 relates to public relations services. General and administrative expenses were $3,069,779 for the nine months ended September 30, 2010 as compared to $3,067,581 for the same period in 2009. Of the $3,069,779 expenses recorded in 2010, approximately $1,351,000 relates to non-cash charges for stock based compensation and approximately $759,000 for consultant fees. Of the $3,067,581 expenses recorded in 2009, approximately $1,272,000 relates to non-cash charges for stock based compensation, $739,000 relates to our Chinese mining activities and $263,000 relates to public relations services. We anticipate that our operating expenses will increase over the next fiscal year due to our continued plans to develop or obtain additional exploration projects, such as the Bates-Hunter and Rex.

Exploration expenses were $135,473 for the three months ended September 30, 2010 as compared to $24,044 for the same period in 2009. Exploration expenses were $293,156 for the nine months ended September 30, 2010 as compared to $119,833 for the same period in 2009. Part of this increase is due to the $100,000 non-refundable option fee expense for the Rex project. Other exploration expenses for 2010 relate to the cash expenditures being reported for our maintenance work at the Bates-Hunter project (the last drilling accomplished at the Bates-Hunter was in August of 2008) and for due diligence on other gold projects. Exploration expenses for 2009 relate to the Bates-Hunter Mine, other international projects we were investigating and direct costs related to our prior attempt to sell the 65 percent of the FSC Project to Communications DVR Inc (“DVR”), a Canadian capital pool company, which they terminated their intent in June 2009. Depending upon our success in obtaining dedicated funds and the timeframe for receipt of such funds, we anticipate the rate of spending for fiscal 2010 exploration expenses to be greater than 2009 expenses.

Depreciation and amortization expenses were $21,754 and $66,836 for the three and nine months ended September 30, 2010, respectively as compared to $26,431 and $79,293 for the same periods in 2009, which represents straight-line depreciation for the fixed assets related to the Bates-Hunter Mine. Depreciation on allowable assets is calculated on a straight-line method over the estimated useful life, presently ranging from two to twenty years. We anticipate that depreciation expense will remain at current levels over the next fiscal year.

Immediately prior to the completion of the Share Exchange, dated September 29, 2009, by and among certain shareholders of Standard Gold common stock (collectively, the “Sellers”) and Wits Basin, Wits Basin purchased from the Sellers an aggregate of 1,383,544 shares of Standard Gold’s common stock for $262,500 and incurred $28,669 in associated legal fees. For the period ended September 30, 2009, we recorded an aggregate $291,169 as merger transaction costs since the purchase of those 1,383,544 Standard Gold shares were required in order to effect the Hunter Bates reverse acquisition with Standard Gold.

We recorded $991 and $18,729 in losses from equity investments in partially-owned affiliates for the three and nine months ended September 30, 2010, respectively as compared to $6,142 and 7,906 for the same periods in 2009. The 2010 and 2009 losses relate to the FSC project.

Other Income and Expenses

Interest Expense
Interest expense for the three months ended September 30, 2010 was $1,098,939 and $1,400,294 for the same period in 2009, which includes non-cash charges for 2010 and 2009 of $688,045 and $755,779, respectively. Interest expense for the nine months ended September 30, 2010 was $3,860,033 and $4,227,556 for the same period in 2009, which includes non-cash charges for 2010 and 2009 of $2,681,936 and $3,149,573, respectively.  The non-cash charges relate to the amortization of debt issuance costs, amortization of original issue discounts, amortization of discounts relating to warrants and beneficial conversion features, extensions to debt agreements and additional rights granted to the promissory note holders. We expect interest expense to continue to increase during 2010, at amounts greater than previously recorded due to our existing debt and our continued need for cash.

Deconsolidation of CGMR
In December 2008, we created a new British Virgin Islands corporation and wholly owned subsidiary of ours, CGMR (BVI), to serve as the joint venture entity with London Mining. On March 17, 2009, we entered into a subscription agreement and a shareholders’ agreement with London Mining, whereby they acquired a 50% equity interest in CGMR (BVI). We recorded a gain in the deconsolidation of CGMR (BVI) for the nine months ended September 30, 2009 of $1,461,078. The gain is comprised primarily of $1,073,578 in unpaid accrued liabilities assumed by the joint venture.

Foreign Currency
With the consummation of the Bates-Hunter Mine acquisition in June 2008, we are recording direct non-cash gains and losses due to foreign currency exchange fluctuations in connection with the Cdn$6,750,000 limited recourse promissory note. We recorded losses of $113,253 and $429,921 for the three months ended September 30, 2010 and 2009, respectively, due to fluctuations in the exchange rate between the US Dollar and the Canadian Dollar. We recorded losses of $110,981 and $777,242 for the nine months ended September 30, 2010 and 2009, respectively. We will continue to see gains and losses for foreign currency exchange rate fluctuations in future periods as long as the promissory note is outstanding.

Net Loss attributable to Non-Controlling Interest (NCI)

On January 1, 2009, the Company adopted guidance provided by the Financial Accounting Standards Board with regards to accounting for the non-controlling interest of a subsidiary. Such guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and the accounting for the deconsolidation of a subsidiary. The guidance also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. A loss of $78,147 and $178,575 was attributed to the non-controlling interest for the three and nine months ended September 30, 2010, respectively, relating to Standard Gold.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of an entity’s ability to secure enough cash to meet its contractual and operating needs as they arise. We have funded our operations and satisfied our capital requirements primarily through the sale of securities and debt financing. We do not anticipate generating sufficient net positive cash flows from our operations to fund the next twelve months. We had a working capital deficit of $15,136,503 at September 30, 2010, compared to $8,656,847 at December 31, 2009. Cash and equivalents were $14,783 at September 30, 2010, representing a decrease of $1,094,761 from the cash and equivalents of $1,109,544 at December 31, 2009.

In August 2010, we completed a private placement of 3,666,667 units of our securities, each unit consisting of one share of common stock and a three-year warrant to purchase one share of common stock at a price of $0.03 per share. The units were sold at a price of $0.03 per unit, resulting in gross proceeds of $110,000.

We received net cash of $98,185 after agent commissions and other offering related expenses.

Our cash reserves are basically depleted at September 30, 2010. We need to raise additional capital to pay for our basic operational needs, which is approximately $300,000 per month. If we are not able to raise additional working capital, we may have to cutback on operational expenditures or cease operations altogether.

For the nine months ended September 30, 2010 and 2009, we had net cash used in operating activities of $1,535,273 and $1,839,915, respectively. During 2010, our primary capital requirements have been wages and consulting fees. During 2009, our primary capital requirement had been the funding of expenses related to our entrance into Chinese business opportunities.

For the nine months ended September 30, 2010 and 2009, we had net cash provided by financing activities of $440,512 and $1,679,433, respectively. During 2010, cash used in financing activities was primarily to repay $1,782,673 of debt. During 2009, we received cash proceeds of $6,860,000 from debt financing and repaid $5,382,144 of debt.

The following table summarizes the Company’s debt as of September 30, 2010:

Outstanding Amount	Interest Rate	Un-amortized Discounts	Accrued Interest	Maturity Date	Type
$22,756	18%	$2,244	$530	October 17, 2010 (1)	Conventional
$25,000	5%	$—	$79	November 30, 2010	Conventional
$50,000	5%	$—	$158	November 30, 2010	Conventional
$25,855	10.00%	$—	$2,410	February 11, 2009 (2)	Convertible (3)
$1,000,000	8.00%	$—	$163,266	August 22, 2009(3)	Convertible (4)
$117,391	10.00%	$—	$35,509	February 15, 2010 (2)	Convertible (5)
$110,000	10.00%	$—	$17,118	February 15, 2010 (1)	Conventional
$6,153,322	12.25%	$—	$622,074	February 15, 2010 (2)	Conventional
$110,000	10.00%	$—	$33,201	February 26, 2010 (1)	Convertible (6)
$100,000	12.25%	$—	$21,526	February 26, 2010 (1)	Convertible (7)
$50,000	10.00%	$—	$5,501	June 30, 2010 (1)	Conventional
$75,000	10.00%	$—	$6,936	November 10, 2010 (1)	Convertible (8)
$4,364,732	(9)	$635,268	$—	February 14, 2011	Conventional
$479,923	12.00%	$31,667	$92,661	April 27, 2012	Convertible (6)
$3,992,327	(10)	$—	$154,470	January 31, 2014	Conventional
$6,303,700	6.00%	$—	$281,548	December 31, 2015	Conventional
$30,000	(11)	$—	$—	(12)	Conventional

1.	Past due as of the date of this Quarterly Report; original terms apply in the default period.
2.	Due on demand after such date.
3.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date.
4.	Convertible at $0.10 per share.
5.	Convertible at the lesser of $0.18 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.01.
6.	Convertible at $0.20 per share.
7.	Convertible at the greater of (i) the current Fair Market Value (the closing sale price as reported on the date of conversion) and (ii) $0.05 per share.
8.	Convertible at the lesser of $0.08 per share or 85% of the lowest VWAP (volume-weighted average price) for the 10 trading days preceding the conversion notice date, with a floor of $0.03.
9.	Promissory note was issued with an initial $1,000,000 discount.
10.	Interest at a rate equal to the prime rate plus 2% per annum (subject to a cap of 8%). As of September 30, 2010, 5.25%.

11.	Zero percent interest with preferential repayment from any Chilean projects.
12.	Preferential repayment from any Chilean projects.

Summary

Our existing sources of liquidity will not provide enough cash to fund operations for the next twelve months. As of the date of this Quarterly Report, we have estimated our cash needs over the next twelve months to be approximately $16,000,000 (which includes approximately $14,500,000 for repayment of debt and interest, assuming some or all of such notes are not converted into equity prior to maturity) and Standard Gold is required to provide $1,900,000 for exploration activities for the Rex project. Additionally, should any projects or mergers be completed during 2010, additional funds will be required. We will continue our attempt to raise additional capital. Some of the possibilities available to us are through private equity transactions, to develop a credit facility with a lender or the exercise of options and warrants. However, such additional capital may not be available to us at acceptable terms or at all. In the event that we are unable to obtain additional capital, we would be forced to reduce operating expenditures and/or cease operations altogether.

Off Balance Sheet Arrangements

During the nine months ended September 30, 2010, we did not engage in any off balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on this evaluation and taking into account that certain material weaknesses existed as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures were not effective.  As a result of this conclusion, the financial statements for the period covered by this Quarterly Report on Form 10-Q were prepared with particular attention to the material weaknesses previously disclosed. Notwithstanding the material weaknesses in internal controls that continue to exist as of September 30, 2010, we have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, the financial position, results of operations and cash flows of the Company as required for interim financial statements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010: (i) we received a notice to convert $25,513 of principal and interest of the original Platinum Long Term Growth V, LLC 10% Senior Secured Convertible Promissory Note and notes sold to secondary lenders into 1,159,678 shares of our common stock at $0.022 per share; (ii) we received a notice to convert the remaining $185,000 of principal of the Burnham Convertible Note into 3,700,000 shares of our common stock; and (iii) the Company accepted subscriptions from accredited investors for the sale of 3,666,667 shares of the Company’s common stock and three-year warrants to purchase 3,666,667 shares of the Company’s common stock at an exercise price of $0.03 per share for a unit price of $0.03, resulting in net cash of approximately $98,185 after agent commissions and other offering related expenses.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 5.    Other Information

None.

Item 6.   Exhibits

Exhibit	Description
4.1**	Form of Common Stock Purchase Warrant issued in connection with private placement.
10.1**	Form of Common Stock Subscription Agreement.
31.1**	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith electronically

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WITS BASIN PRECIOUS MINERALS INC.

Date: November 15, 2010

	By:	/s/ Stephen D. King
Stephen D. King
Chief Executive Officer

	By:	/s/ Mark D. Dacko
Mark D. Dacko
Chief Financial Officer